Form 10-K
period 2012-12-31
Liberty Media Corp
filed 2013-02-28
CIK 1560385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-35707
LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	36-1699499 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard
Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant's telephone number, including area code: (720) 875-5400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant has required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2012, was zero. As of June 30, 2012 Liberty Media Corporation was legally a wholly-owned subsidiary of Starz (formerly Liberty Media Corporation). The aggregate market value of Starz voting stock held by non affiliates of Starz computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2012, was $9.4 billion.
The number of outstanding shares of Liberty Media Corporation's common stock as of January 31, 2013 was:

	Series A	Series B
Liberty Media common stock	111,247,928	9,882,238
Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2013 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

LIBERTY MEDIA CORPORATION
2012 ANNUAL REPORT ON FORM 10‑K

Table of Contents

	Part I	Page

Item 1.	Business	I‑1
Item 1A.	Risk Factors	I-21
Item 1B.	Unresolved Staff Comments	I-28
Item 2.	Properties	I-28
Item 3.	Legal Proceedings	I-28
Item 4.	Mine Safety Disclosures	I-29
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II‑1
Item 6.	Selected Financial Data	II‑3
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II‑4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II‑17
Item 8.	Financial Statements and Supplementary Data	II‑18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II‑18
Item 9A.	Controls and Procedures	II‑18
Item 9B.	Other Information	II‑18
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	III‑1
Item 11.	Executive Compensation	III‑1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III‑1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III‑1
Item 14.	Principal Accountant Fees and Services	III‑1
Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

PART I.

Item 1. Business.

(a)    General Development of Business

During August 2012, the Board of Directors of Starz (formerly known as Liberty Media Corporation) authorized a plan to distribute to the stockholders of Starz shares of a wholly-owned subsidiary, Liberty Media Corporation ("Liberty" and the “Company” formerly known as Liberty Spinco, Inc.), that holds, as of January 11, 2013, all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Spin-Off"). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. The businesses, assets and liabilities not included in Liberty are part of a separate public company which was renamed Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty will be treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz will continue to be the historical financial statements of Liberty and will present Starz as discontinued operations upon completion of the Spin-Off in the first quarter of 2013. For purposes of this Form 10-K Liberty is treated as the spinnor for purposes of discussion and as a practical matter of describing all the historical information contained herein.
        Liberty owns interests in subsidiaries and other companies which are engaged in the media, communications and entertainment industries. Through our subsidiaries and affiliates, we principally operate in North America. Our principal businesses and assets include our consolidated subsidiaries Starz, LLC (through January 11, 2013), Atlanta National League Baseball Club, Inc. and TruePosition, Inc. and our equity affiliates Sirius XM Radio Inc. and Live Nation Entertainment, Inc.

During the second quarter of 2010, Liberty Interactive Corporation ("Liberty Interactive" formerly named Liberty Media Corporation) announced that its board of directors had authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was completed on September 23, 2011 following the satisfaction of all conditions to the Split-Off. The Split-Off was effected by the redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the businesses, assets and liabilities previously attributed to the Liberty Capital and Liberty Starz tracking stock groups of Liberty Interactive in accordance with the terms of a Reorganization Agreement. At the time of and following the Split-Off, Liberty had two tracking stock groups: its Liberty Starz common stock tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Liberty Starz group (the "Starz Group") and its Liberty Capital common stock tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Liberty Capital group (the "Capital Group").

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. On November 28, 2011, Liberty's tracking stock structure was eliminated through the conversion of each share of Liberty Starz common stock for .88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of fractional shares (the "Conversion"). While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, neither group was a separate legal entity that was able to own assets, issue securities or enter into legally binding agreements. Holders of Liberty's tracking stock had no direct claim to the group's assets and were not represented by separate boards of directors. Instead, holders of Liberty's tracking stocks were stockholders of Liberty, with a single board of directors and subject to all of the risks and liabilities of Liberty.

Recent Developments

As discussed above, the Spin-Off was completed in the first quarter of 2013.

On January 18, 2013, Liberty, through a wholly-owned subsidiary, purchased 50,000,000 shares of the common stock (“SIRIUS XM Common Stock”), par value $0.001 per share, of SIRIUS XM Radio, Inc. (“SIRIUS XM”) for $3.1556 per share in a block purchase from a financial institution (the “Block Transaction”). The Company used available cash on hand to acquire the shares of SIRIUS XM Common Stock in the Block Transaction. Additionally, on January 18, 2013 a subsidiary of the Company converted all of its remaining shares of SIRIUS XM's Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock.  As a result of these transactions, along with shares of SIRIUS XM Common Stock acquired by the Company and its subsidiaries in the fiscal year ended December 31, 2012, the Company and its subsidiaries now hold more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Therefore, Liberty will consolidate SIRIUS XM beginning in the first quarter of 2013.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

•	general economic and business conditions and industry trends including the current economic downturn;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	rapid technological changes;

•	capital spending for the acquisition and/or development of telecommunications networks and services; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world and political unrest in international markets.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

(b)    Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the media, communications and entertainment industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 20 to our consolidated financial statements found in Part II of this report.

(c)    Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries
Starz, LLC (through January 11, 2013)
Atlanta National League Baseball Club, Inc.
TruePosition, Inc.

Equity and Cost Method Investments
Sirius XM Radio Inc. (Nasdaq:SIRI) (1)
Live Nation Entertainment, Inc. (NYSE:LYV)
Barnes & Noble, Inc. (NYSE:BKS) (2)

(1)	As of January 18, 2013, Liberty obtained a controlling interest in SIRIUS XM Radio Inc. and will consolidate SIRIUS XM Radio Inc. as of such date.

(2)	Represents an available-for-sale security in the form of a preferred share ownership interest that is convertible into an approximate 17% ownership interest.

Starz, LLC

Starz, LLC ("Starz"), a wholly-owned subsidiary, provides premium subscription video programming to United States multichannel video programming distributors ("MVPDs"), including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. Starz is managed by and organized around the following business units: Starz Networks (previously referred to as Starz Channels), Starz Distribution and Starz Animation.

Starz Networks' flagship premium networks are Starz and Encore. As of December 31, 2012, these networks were available for subscription in approximately 100 million U.S. multichannel households, defined as households subscribing to services offered by MVPDs, as well as over the Internet. As of December 31, 2012, Starz Networks had 21.2 million Starz subscribers and 34.8 million Encore subscribers. The Starz and Encore subscriber numbers do not include subscribers who receive Starz programming over the Internet. Starz's third network, MoviePlex, offers a variety of art house, independent films and classic movie library content. Starz and Encore, along with MoviePlex, air over 1,000 movies monthly across 17 linear channels complemented by On Demand and Internet services.

Starz and Encore air recently released and library film content, along with original series and specials without advertisements. Starz and Encore are offered by MVPDs to their subscribers either for a fixed monthly price as part of a programming tier or package or on an à-la-carte basis. Subscribers to premium networks have the exclusive opportunity to watch “first run” or new movies when they are first aired on linear television after their initial theatrical release.

Starz Networks has exclusive long-term first-run output licensing agreements with major Hollywood film studios owned by the Walt Disney Company ("Disney") through 2015 and Sony Pictures Entertainment, Inc. ("Sony") through 2021. On February 11, 2013, Starz announced a new, multi-year output licensing agreement for theatrically released motion pictures from Sony that extended its relationship with Sony through 2021. The previous agreement had covered motion pictures released theatrically through 2016. Pursuant to these output agreements, Starz's networks have exclusive rights to air new movies on its linear television channels, on demand or over the Internet during two or three separate windows over approximately eight to ten years beginning 8-13 months after their initial theatrical release. Generally, except on a video on demand or pay-per-view basis, no other network, Internet streaming or other video service may air or stream these recent releases during Starz's first two windows and no other subscription service may air or stream these releases between Starz's first two windows. Examples of recent Hollywood blockbusters that are exclusively aired or will be aired by Starz's networks in early 2013 include The Amazing Spiderman, Brave, Men in Black 3, Pirates of the Caribbean: On Stranger Tides, 21 Jump Street and Wreck-it Ralph. In December 2012, Disney informed Starz that they would not extend their output agreement with Starz beyond its expiration on December 31, 2015. Starz will continue to receive films from Disney's Walt Disney Pictures, Walt Disney Animation Studios, Disney‑Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels through December 31, 2015 with initial license periods for such films extending into 2017. Starz is evaluating its options with respect to replacement of the Disney content following expiration of the output agreement, including the production of additional original content. Additionally, Starz's networks air older library films, as well as a growing line-up of original programming, including Spartacus, its highly successful original series entering its fourth and final season in January 2013. Joining Spartacus: War of the Damned in Starz's 2013 original programming line-up is the debut of Da Vinci's Demons, the second season of Magic City and the premiere of The White Queen.
The majority of Starz Networks' revenue is derived from the delivery of premium subscription video programming services comprised of movies and original programming to subscribers under affiliation agreements with cable providers (such as Comcast and Time Warner), satellite television providers (such as DIRECTV and Dish Network) and telecommunications companies (such as AT&T and Verizon). Certain of Starz Networks' affiliation agreements provide for payments based on the number of subscribers that receive Starz Networks' services. Starz Networks also has affiliation agreements with certain of its distributors pursuant to which those distributors pay an agreed-upon rate regardless of the number of subscribers. The affiliation agreements have various terms ranging from rolling month to month extensions with certain distributors to agreements which last into 2019. Starz's affiliation agreements expire from time to time and are subject to renegotiation with its distributors. Starz agreed to multi‑year extensions with several of our distributors during the fourth quarter of 2012. The financial terms of the extensions related to two distributors are generally less favorable than the financial terms in the prior affiliation agreements. The financial terms of the extensions would have resulted in an approximate reduction of 3% of Starz Networks' revenue for the year ended December 31, 2012, on a proforma basis had the extended agreements been in effect on January 1, 2012. The agreements with these two distributors provide for contractually agreed upon increases in the amounts Starz receives on an annual basis beginning on the first anniversary of the extensions. During the year ended December 31, 2012, approximately 58% of Starz Networks' revenue was generated by its three largest distributors, Comcast, DIRECTV, and Dish Network, each of which individually generated 10% or more of the Starz Networks' revenue for such period.

The cost of acquiring rights to programming, including Internet rights, represents Starz Networks' single largest expense. As mentioned above, Starz Networks has exclusive long-term output licensing agreements with Disney and Sony to air first-run theatrical movies released by their studios through 2015 and 2021, respectively. Starz Networks also sources, on a long-term basis, library content from many of Hollywood's major studios, including Lionsgate, Sony, Paramount, MGM, Warner Brothers, Universal, and Fox. These library agreements expire between 2013 and 2025.

Starz Networks uplinks its programming to five non-preemptible, protected transponders on three satellites positioned in geo-synchronous orbit. These satellites feed Starz's signals to various swathes of the Americas. Starz Networks leases these transponders under long-term lease agreements. At December 31, 2012, these transponder leases had termination dates ranging from 2018 to 2021. Starz Networks transmits to these transponders from its uplink center in Englewood, Colorado.

The Starz Distribution business unit includes the operations of its Home Video, Digital Media and Worldwide Distribution businesses.

Starz's Home Video business unit, through its majority owned (75% ownership interest) subsidiary Anchor Bay Entertainment, sells or rents DVDs (standard definition and Blu-ray™) under the Anchor Bay and Manga brands, in the United States, Canada, United Kingdom and Australia and other international territories to the extent it has rights to such content in international territories.

Anchor Bay Entertainment ("Anchor Bay") develops and produces certain of its content and also acquires and licenses various titles from third parties. Certain of the titles produced or acquired by Anchor Bay air on Starz Networks' Starz and Encore networks. Anchor Bay also distributes other titles acquired or produced by Starz, including Starz Networks' original programming content and Overture Films' titles (as further discussed below). In addition, Anchor Bay, under a distribution agreement entered into in 2010, distributes titles for The Weinstein Company LLC (“TWC”). These titles are sold to and distributed by regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy, Ingram Entertainment, Amazon and Netflix. Generally, these retailers have the right to return unsold products.

Anchor Bay records its revenue net of an allowance for estimated future returns of unsold product. Anchor Bay pays its licensors, generally on a quarterly basis, (i) a royalty based on a percentage of net sales of the licensed title, (ii) a profit participation based on the net profits (if any) of the licensed title or (iii) retains a distribution fee and remits the net sales less contractually agreed to costs (e.g. manufacturing costs, pick, pack and ship costs, etc.) of the licensed title to the licensor. Anchor Bay markets and advertises each title prior to and during release generally through the use of a combination of television and other media related advertising and discounts, rebates and cooperative advertising with retailers depending on the specific genre or demographic appeal of the title.

Starz's Digital Media business unit is a distributor of digital and on demand content for its owned content and content for which it has licensed the non-pay television ancillary rights (including Overture Films' titles) in the United States and throughout the world to the extent Starz has rights to such content in international territories. Digital Media receives fees for such services from a wide array of partners and distributors. These range from traditional MVPDs, Internet/mobile distributors, game developers/publishers and consumer electronics companies. Digital Media also distributes Starz Networks' original programming content and TWC's titles. Production and acquisition costs represent the single largest operating expense for the Starz Digital Media business unit.

Starz's Worldwide Distribution business unit (previously referred to as Television) is a global distributor of movies, television series, documentaries, children's programming and other video content. Worldwide Distribution exploits Starz's owned content and content for which Starz has licensed ancillary rights (including Overture Films' titles) on free or pay television in the United States and throughout the world on free or pay television and other media to the extent that Starz has rights to such content in international territories. Worldwide Distribution also distributes Starz Networks' original programming content. Amortization of production costs represents the single largest operating expense related to the exploitation of its titles.

The Starz's Animation business unit, through its subsidiary Film Roman, LLC develops and produces 2D animated content on a for-hire basis for distribution theatrically and on television for various third party entertainment companies. For-hire revenue is recognized for each project based on the percentage of costs incurred-to-date relative to the estimated total costs of the project. Revenue recognized is proportional to the work performed-to-date under the contracts.

In July 2010, Starz elected to shut down its theatrical production and distribution operations conducted by its subsidiary Overture Films. Overture Films produced and acquired live action theatrical motion pictures for release domestically and throughout the world. Overture Films distributed its movies theatrically in the United States. Overture Films' final three films were released theatrically during the fourth quarter of 2010. The Overture Films' film library, of 19 released films, was retained and will continue to be exploited by Starz Distribution.

Atlanta National League Baseball Club, Inc.

Atlanta National League Baseball Club, Inc., or ANLBC, a wholly owned subsidiary, owns and operates the Atlanta Braves Major League Baseball (“MLB”) franchise and five minor league baseball clubs (the Gwinnett Braves, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). Turner Field, which is leased from the City of Atlanta and Fulton County Recreation Authority, is the home stadium of the Atlanta Braves. Turner Field is located just outside the downtown area of Atlanta and offers a range of activities and eateries for fans, from interactive gaming and family-themed areas to social gathering places such as the Braves Chop House. ANLBC also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy
With respect to the Braves MLB franchise, ANLBC derives revenue from both local and national sources. Locally, ANLBC receives revenue from the sale of tickets for games played at Turner Field, as well as from in-stadium advertising, game-day sales of concessions and other goods and services in and around Turner Field. ANLBC also derives substantial revenue from the sale of broadcasting rights to the Atlanta Braves baseball games. ANLBC has long-term local broadcasting agreements with Turner Regional Entertainment Network, Inc. and Sportsouth Network, Ltd. Nationally, ANLBC participates in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 baseball clubs with ESPN, Turner Broadcasting, Inc., Fox Sports and SIRIUS XM (the “National Broadcast Rights”).
Under the MLB rules, the Commissioner of Major League Baseball (the “Commissioner”) has the authority, acting as the agent on behalf of all of the MLB Clubs, to enter into and administer all contracts for the sale of National Broadcast Rights.
As the owner of a MLB franchise, ANLBC must comply with rules promulgated by the MLB Commissioner and MLB's constitution and bylaws. Each franchise is required to share locally derived revenue with the other MLB franchises and their owners through MLB's revenue sharing plan. Under the MLB rules, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from National Broadcast Rights, national sponsorships and licensing deals, and the MLB All Star Game) to the clubs, and funds certain expenses (such as contributions to the MLB Players Benefit Plan, administrative and operational expenses of the Commissioner's office, a reserve fund for the Commissioner's office, and administrative expenses of the Central Fund) on behalf of the MLB Clubs. Each MLB Club's share of the Central Fund, following certain adjustments which are made under the MLB revenue share arrangements, are paid to each MLB Club by the end of each year, unless otherwise determined by the Commissioner. Also under the MLB rules, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB's interactive media and internet company which runs MLB's official website and all of the MLB teams' websites.

TruePosition, Inc.

TruePosition is a wholly owned subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide. "E-911" or "Enhanced 911" refers to an FCC mandate requiring wireless carriers to implement wireless location capability. AT&T began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. Both wireless carriers have deployed TruePosition's technology for E-911 and selected other services. AT&T is TruePosition's largest customer by a significant margin. There are can be no assurance that AT&T will remain a customer of TruePosition as wireless technology changes. T-Mobile USA is no longer under contract, having ceased using TruePosition's services at the end of 2011. In addition, as of December 31, 2012, seven smaller wireless carriers and government agencies had deployed or are deploying TruePosition's technology.
TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has contractual rights to earn additional revenue from its deployed product base if its customers use such deployed equipment to provide commercial services. However, to date, TruePosition has not earned any significant revenue from other location-based services.
TruePosition's location system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using its patented uplink time difference of arrival (U-TDOA) and angle of arrival (AOA) technology, TruePosition's location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. TruePosition's offerings cover major wireless air interfaces including Time Division Multiple Access (TDMA), Advanced Mobile Phone System (AMPS), Code Division Multiple Access (CDMA), Global System Mobile (GSM) and Universal Mobile Telecommunications System (UMTS).
Sirius XM Radio Inc.

Sirius XM Radio Inc. broadcasts its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as Sirius XM On Demand, over the Internet, including through applications for mobile devices. As of December 2012, SIRIUS XM had 23,900,336 subscribers. Its subscribers include:
•subscribers under its regular and discounted pricing plans;

•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;
•certain radios activated for daily rental fleet programs;
•subscribers to its Internet services who do not also have satellite radio subscriptions; and
•certain subscribers to its weather, traffic, data and Backseat TV services.
SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM offers discounts for prepaid and long-term subscription plans as well as discounts for multiple subscriptions on each platform. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic, data and Backseat TV services.
SIRIUS XM's satellite radios are primarily distributed through automakers (“OEMs”); retail locations nationwide; and through its website. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.
Programming
SIRIUS XM offers a dynamic programming lineup of commercial-free music, sports, entertainment, talk, news, traffic and weather. The channel line-ups for its services vary in certain respects and are available at siriusxm.com.
SIRIUS XM's subscription packages allow most listeners to enhance its standard programming lineup. The "XM Premier" package offers subscribers the Howard Stern channels, SiriusXM NFL Radio, SiriusXM NASCAR Radio, Playboy Radio, Sex Radio and play-by-play NFL games and college sports programming. The "Sirius Premier" package offers subscribers Oprah Radio, Opie and Anthony, SiriusXM Public Radio, MLB Network Radio, SiriusXM NHL Network Radio, SiriusXM PGA TOUR Radio, SiriusXM Fantasy Sports Radio and select play-by-play of NBA and NHL games and college sports programming. Subscribers with a la carte-capable radios may customize the programming they receive through a la carte subscription packages. SIRIUS XM also offers family friendly, "mostly music" and "mostly sports, news and talk" packages. SIRIUS XM also offers an expanded channel lineup, including music, sports and comedy channels as well as SiriusXM Latino, a suite of Latin channels. These channels, available online and over certain new radios, were the first phase of SiriusXM 2.0, an upgrade and evolution of its satellite and Internet delivered service that will span hardware, software, audio, and data services.
SIRIUS XM makes changes to its programming lineup from time to time as it strives to attract new subscribers and offer content which appeals to a broad range of audiences and to its existing subscribers.

Music Programming
SIRIUS XM offers an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre it offers a range of formats, styles and recordings.
All of SIRIUS XM's original music channels are broadcast commercial free. Certain of its music channels are programmed by third parties and air commercials. SIRIUS XM's channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. SIRIUS XM also provides special features, such as the Artist Confidential series which provides interviews and performances from some of the biggest names in music, a Town Hall series that includes a live audience and that has been expanded to include talk and sports, and an array of "pop up" channels featuring the music of particular artists.
Sports Programming
Live play-by-play sports is an important part of SIRIUS XM programming strategy. SIRIUS XM is the Official Satellite Radio Partner of the National Football League (“NFL”), Major League Baseball (“MLB”), NASCAR, National Basketball Association (“NBA”), National Hockey League (“NHL”) and PGA TOUR, and broadcasts most major college sports, including NCAA Division I football and basketball games. Soccer coverage includes matches from the Barclays Premier League. SIRIUS XM also airs FIS Alpine Skiing, FIFA World Cup events and horse racing.
SIRIUS XM offers many exclusive talk channels and programs such as MLB Network Radio, SiriusXM NASCAR Radio, SiriusXM NFL Radio and Chris "Mad Dog" Russo's Mad Dog Unleashed on Mad Dog Radio, as well as two ESPN channels, ESPN Radio and ESPN Xtra. Simulcasts of select ESPN television shows, including SportsCenter, can be found on ESPN Xtra.
Talk and Entertainment Programming
SIRIUS XM offers a multitude of talk and entertainment channels for a variety of audiences. Its diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers. SIRIUS XM's talk radio offerings feature dozens of popular talk personalities, many creating radio shows that air exclusively on its services, including Howard Stern, Oprah Winfrey, Martha Stewart, Dr. Laura Schlessinger, Opie and Anthony, Bob Edwards, Senator Bill Bradley and doctors from the NYU Langone Medical Center. Its comedy channels present a range of humor such as Jamie Foxx's The Foxxhole, Laugh USA, Blue Collar Comedy and Raw Dog Comedy. Other talk and entertainment channels include SiriusXM Book Radio, Kids Place Live and Radio Disney, as well as OutQ, Road Dog Trucking and Playboy Radio. Its religious programming includes The Catholic Channel, which is programmed with the Archdiocese of New York, EWTN, a Global Catholic Radio Network, and Family Talk.
News and Information Programming
SIRIUS XM offers a wide range of national, international and financial news, including news from BBC World Service News, Bloomberg Radio, CNBC, CNN, FOX News, HLN, MSNBC, NPR and World Radio Network. It also airs a range of political call-in talk shows on a variety of channels including its exclusive channel, POTUS. SIRIUS XM offers continuous, local traffic reports for 22 metropolitan markets throughout the United States.
Internet Radio
SIRIUS XM streams music channels and select non-music channels over the Internet. Its Internet service also includes channels and features that are not available on its satellite service. Access to its Internet services is offered to subscribers for a fee. SIRIUS XM has available products that provide access to its Internet services without the need for a personal computer. SIRIUS XM also offers applications to allow consumers to access its Internet services on certain smartphones and tablet computers.
In 2012, SIRIUS XM launched SiriusXM On Demand. SiriusXM On Demand offers SIRIUS XM's Internet subscribers listening on its online media player and on smartphones the ability to choose their favorite episodes from a catalog of more than 300 shows and over 3,000 hours of content to listen to whenever they want. SiriusXM On Demand is offered to SIRIUS XM's Internet subscribers at no extra charge and offers selections from recent shows; selections from its vault of programming; updated content on a daily basis; regularly updated feature content; and easy navigation through the content. SiriusXM On Demand gives subscribers access to shows from sports, comedy, exclusive talk and entertainment, and commercial-free music from many genres such as: The Howard Stern Show, Tom Petty's Buried Treasure, The Opie & Anthony Show, Coach K, The Bob Edwards Show, Ripken Baseball, Bob Dylan's Theme Time Radio Hour, Jimmy Buffet concerts, The Jamie Foxx Show, Dr. Laura, Mad Dog Unleashed featuring Christopher “Mad Dog” Russo, and Rotten Tomatoes Radio.

SIRIUS XM subscribers also have access to curated selections from its archives, including its exclusive Artist Confidential series and Town Hall specials with Bruce Springsteen, Roger Waters, One Direction, Quentin Tarantino, Aerosmith, Tom Petty, Taylor Swift, Usher, John Travolta & Olivia Newton-John, Ringo Starr, Coldplay, Nirvana, Cardinal Timothy Dolan, Billy Crystal and Coach K. In addition, subscribers get access to exclusive subscriber events, music specials and interviews from across SIRIUS XM's sports and talk channels.

Distribution of Radios

Automakers. SIRIUS XM's primary means of distributing satellite radios is through the sale and lease of new vehicles. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles and satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States. Many automakers include a subscription to SIRIUS XM's radio service in the sale or lease price of their vehicles. In many cases, SIRIUS XM receives subscription payments from automakers in advance of the activation of its service. SIRIUS XM shares with certain automakers a portion of the revenues it derives from subscribers using vehicles equipped to receive its service. SIRIUS XM also reimburses various automakers for certain costs associated with the satellite radios installed in their vehicles, including in certain cases hardware costs, tooling expenses and promotional and advertising expenses.
Previously Owned Vehicles. SIRIUS XM acquires an increasing number of subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. SIRIUS XM has entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. In addition, SIRIUS XM works directly with many franchise and independent dealers on similar programs for non-certified vehicles. SIRIUS XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and have established marketing plans to promote its services to these potential subscribers.
Retail. SIRIUS XM sells satellite and Internet radios directly to consumers through its website. Satellite and Internet radios are also marketed and distributed through major national and regional retailers. SIRIUS XM develops in-store merchandising materials and provides sales force training for several retailers.
SIRIUS XM's Satellite Radio Systems
SIRIUS XM's satellite radio systems are designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive SIRIUS XM's transmissions in all outdoor locations in the continental U.S. where the satellite radio has an unobstructed line-of-sight with one of its satellites or is within range of one of its terrestrial repeaters. SIRIUS XM continually monitors its infrastructure and regularly evaluates improvements in technology.
The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for satellite radio. Each of SIRIUS XM's services uses 12.5 MHz of this bandwidth to transmit its respective signals. Uplink transmissions (from the ground to its satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.
SIRIUS XM's satellite radio systems have three principal components: satellites, terrestrial repeaters and other satellite facilities; studios; and radios.
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. SIRIUS XM currently owns a fleet of nine orbiting satellites. SIRIUS XM has invested in more technologically advanced satellites and satellite deployment to provide for improved coverage, increased redundancy and more efficient use of its spectrum. Space Systems/Loral has constructed another satellite, FM-6, for use in SIRIUS XM's system. SIRIUS XM expects to launch this satellite in mid-2013. SIRIUS XM uses four of its orbiting satellites in the SIRIUS XM system. These satellites, FM-1,

FM-2, FM-3 and FM-5, are of the Loral FS-1300 model series. Its FM-1, FM-2 and FM-3 satellites travel in a geosynchronous orbit. Its FM-5 satellite is deployed in a geostationary orbit. SIRIUS XM owns five orbiting satellites for use in the XM system which operate in a geostationary orbit. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral.
Satellite Insurance. SIRIUS XM holds in-orbit insurance for its FM-5 and XM-5 satellites which will expire in 2014 and 2015, respectively. These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during the first five in-orbit years. SIRIUS XM also has negotiated launch and in-orbit insurance for its FM-6 satellite. This insurance provides coverage for a total, constructive total or partial loss of the FM-6 that occurs from launch through the end of the first annual in-orbit period. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect SIRIUS XM from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions. SIRIUS XM uses launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM's satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, SIRIUS XM has deployed terrestrial repeaters to supplement satellite coverage. SIRIUS XM operates approximately 700 terrestrial repeaters as part of its systems.
Other Satellite Facilities. SIRIUS XM controls and communicates with its satellites from facilities in North America and maintains earth stations in Panama and Ecuador to control and communicate with several of its SIRIUS XM satellites. Its satellites are monitored, tracked and controlled by a third party satellite operator.
Studios
SIRIUS XM's programming originates principally from studios in New York City and Washington, D.C., and, to a lesser extent, from smaller studio facilities in Cleveland, Los Angeles, Memphis, Nashville and Austin. Its New York City offices house its corporate headquarters. Both its New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.
Radios
SIRIUS XM designs, establishes specifications for, sources or specifies parts and components for, and manages various aspects of the logistics and production of satellite and Internet radios. SIRIUS XM does not manufacture radios. SIRIUS XM has authorized manufacturers and distributors to produce and distribute radios, and has licensed its technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. SIRIUS XM purchases radios from independent manufacturers that are distributed through SIRIUS XM's website. To facilitate the sale of radios, SIRIUS XM may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.
Radios are manufactured in four principal configurations: in-dash radios, Dock & Play radios, home or commercial units and portable radios.
SIRIUS XM has introduced an interoperable radio called MiRGE. This radio has a unified control interface allowing for easy switching between SIRIUS XM's two satellite radio networks. SIRIUS XM also offers the XM SkyDock, which connects to an Apple iPhone and iPod touch and provides live XM satellite radio using the control capability of the iPhone or iPod touch. SIRIUS XM has introduced Edge, a Dock & Play radio capable of receiving its SiriusXM 2.0 expanded channel lineup, including SiriusXM Latino, and Lynx, a portable radio with SiriusXM 2.0 satellite and Internet radio capability and features.
Telematics
SIRIUS XM has announced an agreement with Nissan North America to become the exclusive providers of a comprehensive suite of premium telematics services for Nissan branded vehicles. SIRIUS XM is also exploring other opportunities in the telematics industry, including agreements with additional automakers to install its telematics service and the acquisition of businesses or technology that will complement or enhance its telematics service. SIRIUS XM's telematics service will integrate information and communications technology in vehicles and will include, among other services, 24/7 emergency support for accidents, stolen vehicle tracking and roadside assistance. SIRIUS XM anticipates that subscribers will enjoy the simplicity of a consolidated bill for their audio entertainment and a central site to manage subscriptions.
Canada
SIRIUS XM also has an equity interest in the satellite radio services offered in Canada through SIRIUS XM Canada. SIRIUS XM owns approximately 38.0% of the equity of SIRIUS XM Canada.
Other Services
Commercial Accounts. SIRIUS XM's programming is also available for commercial establishments. Commercial subscription accounts are available through providers of in-store entertainment solutions and directly from SIRIUS XM. Certain commercial subscribers are included in its subscriber count.
Satellite Television Service. Certain of SIRIUS XM's music channels are offered as part of certain programming packages on the DISH Network satellite television service. Subscribers to the DISH Network satellite television service are not included in SIRIUS XM's subscriber count.
Backseat TV. SIRIUS XM offers Backseat TV, a service offering television content designed primarily for children in the backseat of vehicles.
TraveLink. SIRIUS XM offers Travel Link, a suite of data services that includes graphical weather, fuel prices, sports schedules and scores, and movie listings.
Real Time Traffic Services. SIRIUS XM also offers services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.
Real Time Weather Services. SIRIUS XM offer several real-time weather services designed for improving situational awareness in vehicle, marine and/or aviation use.
Copyrights to Programming

In connection with its music programming, SIRIUS XM must negotiate and enter into royalty arrangements with two sets of rights holders: Holders of copyrights in musical works (that is, the music and lyrics) and holders of copyrights in sound recordings (that is, the actual recording of a work).

Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. SIRIUS XM has arrangements with all of these organizations.

Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM may negotiate royalty arrangements with the sound recording copyright owners, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress.

In December 2012, the CRB issued its determination regarding the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings over its satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period starting January 1, 2013 and ending on December 31, 2017. Under the terms of the CRB's decision, SIRIUS XM will pay a royalty based on gross revenues, subject to certain exclusions, of 9.0% for 2013, 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2012 was 8.0%.

The revenue subject to royalty includes subscription revenue from SIRIUS XM's U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video services) offered for a separate charge; intellectual property royalties received by SIRIUS XM; credit card, invoice and fulfillment service fees; and bad debt expense. The regulations also allow SIRIUS XM to further reduce its monthly royalty fee in proportion to the percentage of its performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.

Terms of Investment in SIRIUS XM
At December 31, 2012, we beneficially owned 3,248,666,978 shares of SIRIUS XM common stock, which represented approximately 49% of the issued and outstanding shares as of December 31, 2012. Our SIRIUS XM securities included (i) 6,250,100 shares of SIRIUS XM Series B-1 preferred stock (each share being convertible into 206.9581409 shares of common stock, subject to anti-dilution adjustments), which represented all of the outstanding shares of such stock, and (ii) $11 million aggregate principal amount of SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2012 (the “SIRIUS XM Exchangeable Notes”).
Our Series B-1 preferred stock voted with the common stock, on an as-converted basis, on all matters voted on by the holders of the common stock other than the election of directors. The preferred stock entitled us to elect directors (of whom one must qualify as an independent director) to the 13 member SIRIUS XM board of directors. The number of directors we were entitled to elect depended upon our ownership of Series B-1 preferred stock. At December 31, 2012, five of the 13 members of SIRIUS XM's board of directors were persons elected by us. Because of our conversion on September 17, 2012, of 6,249,900 shares of Series B-1 preferred stock, at the next meeting of SIRIUS XM's stockholders for the election of directors we would have been entitled, by virtue of our ownership of Series B-1 preferred stock at December 31, 2012, to elect three members of SIRIUS XM's 13-member board of directors. We converted our remaining shares of Series B-1 preferred stock on January 18, 2013, following our receipt on January 3, 2013, of FCC approval to acquire de jure control of SIRIUS XM. As a result of this conversion, we are no longer entitled, by virtue of any preferred stock ownership, to elect any members of the SIRIUS XM board.
As of January 18, 2013, we beneficially own 3,298,774,820 shares of SIRIUS XM common stock (including shares of SIRIUS XM common stock issuable upon exchange of $11 million aggregate principal amount of the SIRIUS XM Exchangeable Notes described above), which represent more than 50% of the issued and outstanding shares of SIRIUS XM common stock.
Pursuant to an investment agreement with SIRIUS XM, we have been approved as an interested stockholder and exempted from the restrictions on business combinations set forth in Section 203 of the Delaware General Corporation Law, and SIRIUS XM is prohibited from adopting a rights plan in a manner that would materially and adversely affect our ability to acquire or dispose of SIRIUS XM equity securities.
Live Nation Entertainment, Inc.

Live Nation is considered the largest live entertainment company in the world and seeks to innovate and enhance the live entertainment experience for artists and fans: before, during and after the show. Live Nation has four business segments: Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Live Nation's Business Segments
Concerts. Live Nation's Concerts segment principally involves the global promotion of live music events in our owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2012, Live Nation's Concerts business generated approximately $3.9 billion, or 66.5%, of Live Nation's total revenue. Live Nation promoted 22,000 live music events in 2012, including artists such as Madonna, Lady Gaga, Coldplay, Roger Waters, Bruce Springsteen & the E Street Band, Van Halen and Dave Matthews Band and through festivals such as Rock Werchter, Download, Creamfields and Reading. While its Concerts segment operates year-round, Live Nation experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur May through September.
As a promoter, Live Nation earns revenue primarily from the sale of tickets and pays artists under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, Live Nation either uses a venue it owns and/or operates, or rents a third-party venue. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.
As a venue operator, Live Nation generates revenue primarily from the sale of concessions, parking, premium seating, rental income, venue sponsorships and ticket rebates or service charges earned on tickets sold through our internal ticketing operations or by third parties under ticketing agreements. In its amphitheaters, the sale of concessions is outsourced and Live Nation receives a share of the net revenue from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Revenue generated from venue operations typically have a higher margin than promotion revenue and therefore typically have a more direct relationship to operating income.
As a festival operator, Live Nation typically books artists, secures festival sites, provides for third-party production services, sells tickets and advertises events to attract fans. Live Nation also arranges for third-parties to provide operational services as needed such as concessions, merchandising and security. Live Nation earns revenue from the sale of tickets and typically pays artists a fixed guaranteed amount. Live Nation also earns revenue from the sale of concessions, camping fees, festival sponsorships and ticket rebates or service charges earned on tickets sold. For each event, Live Nation either uses a festival site it owns or rents a third-party festival site. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in festival promotion revenue do not typically result in comparable changes to operating income.
Ticketing. Live Nation's Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a convenience charge and order processing fee for its services. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through a combination of websites, telephone services, mobile devices and ticket outlets. During the year ended December 31, 2012, Live Nation sold 78%, 6%, 4% and 12% of primary tickets through these channels, respectively. Live Nation's Ticketing segment also manages its online activities including enhancements to websites and bundling product offerings. During 2012, the Ticketing business generated approximately $1.4 billion, or 23.6% of Live Nation's total revenue, which excludes the face value of tickets sold. Through all of its ticketing services, Live Nation sold over 148 million tickets in 2012 and sold an additional 108 million tickets through venue clients' box offices. Live Nation's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.
Live Nation generally enters into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine and then tell Live Nation what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket face price will be. Agreements with venue clients generally grant Live Nation the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant Live Nation the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with the Live Nation ticketing business or another ticketing service provider. Where Live Nation has exclusive contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with Live Nation. While Live Nation generally has the right to sell a substantial portion of its clients' tickets, venue and promoter clients often sell and distribute group sales and season tickets in-house. In addition, under many written agreements between promoters and Live Nation clients, the client often allocates certain tickets for artist, promoter, agent and venue use and does not make those tickets available for sale by Live Nation. Live Nation also generally allows clients to make a certain limited number of tickets available for sale through fan clubs, or other similar arrangements, from which Live Nation generally derives no revenue unless selected by the club to facilitate the sales. As a result, Live Nation does not sell all of its clients' tickets and the amount of tickets that Live Nation sells varies from client to client and from event to event, and varies as to any single client from year to year.

Live Nation currently offers ticket resale services through TicketsNow (in the United States and Canada), its TicketExchange service (in the United States, Europe and Canada) and GET ME IN! (in the United Kingdom). Through TicketsNow and GET ME IN!, Live Nation enters into listing agreements with ticket resellers to post ticket inventory for sale at a purchase price equal to a ticket resale price determined by the ticket reseller plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. Live Nation remits the reseller-determined ticket resale price to the ticket resellers and retains the remainder of the purchase price. While Live Nation does not generally acquire tickets for sale on its own behalf, Live Nation may do so from time to time on a limited basis. In addition to enabling premium primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events that were initially sold for Live Nation venue clients who elect to participate in the TicketExchange service. Sellers and buyers each pay a fee that has been negotiated with the relevant client, a portion of which is shared with the client.
Artist Nation. Live Nation's Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. The Artist Nation segment also sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet and also provides other services to artists. During 2012, the Artist Nation business generated approximately $400 million, or 6.9%, of Live Nation's total revenue. Revenue earned from the Artist Nation segment is impacted to a large degree by the touring schedules of the artists Live Nation represents. Generally, Live Nation experiences higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.
Sponsorship & Advertising. Live Nation's Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through its concert, venue, artist relationship and ticketing assets, including advertising on Live Nation websites. Live Nation works with its corporate clients to help create marketing programs that promote their brand and/or product. During 2012, the Sponsorship & Advertising business generated approximately $248 million, or 4.3%, of Live Nation's total revenue.
Live Nation believes that it has a unique opportunity to connect the music fan to corporate sponsors and therefore seeks to optimize this relationship through strategic sponsorship programs. Live Nation continues to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage, online advertising and promotional programs. Many of its venues have venue naming rights sponsorship programs. Live Nation believes national and international sponsorships allow it to maximize its network of venues and to arrange multi-venue branding opportunities for advertisers. Live Nation sponsorship programs include companies such as Starwood, American Express, Vodafone, Anheuser Busch, Citi and Hertz (each of the preceding brands is a registered trademark of the sponsor). Live Nation local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.
Terms of Live Nation Investment
At December 31, 2012, we beneficially owned approximately 50.4 million shares of Live Nation common stock, which represented approximately 27% of the issued and outstanding shares as of December 31, 2012.
Under a stockholders agreement with Live Nation, we have the right to nominate two directors (one of whom must qualify as an independent director) to the Live Nation board of directors, currently comprised of 12 directors, for so long as our ownership interest provides us with not less than 5% of the total voting power of Live Nation's equity securities. We also have the right to cause one of our nominees to serve on the audit committee and the compensation committee of the board, provided they meet the independence and other qualifications for membership on those committees.
We have agreed under the stockholders agreement not to acquire beneficial ownership of Live Nation equity securities that would result in our having in excess of 35% of the voting power of Live Nation's equity securities. That percentage is subject to decrease for specified transfers of our Live Nation stock. We have been exempted from the restrictions on business combinations set forth in Section 203 of the DGCL, and Live Nation has agreed in the stockholders agreement not to take certain actions that would materially and adversely affect our ability to acquire Live Nation securities up to the voting percentage referred to above.

Barnes & Noble, Inc.
Barnes & Noble, Inc., one of the nation's largest booksellers, is a leading content, commerce and technology company providing customers easy and convenient access to books, magazines, newspapers and other content across its multi-channel distribution platform. As of October 27, 2012, Barnes & Noble operated 1,363 bookstores in 50 states, including 674 bookstores on college campuses, operates one of the internet's largest eCommerce sites and develops digital content products and software. Given the dynamic nature of the book industry, the challenges faced by traditional booksellers, and the robust innovation pipeline fueling new opportunities in hardware, software and content creation and delivery, Barnes & Noble is utilizing the strength of its retail footprint to bolster its leadership and fuel sales growth across multiple channels.
Of the 1,363 bookstores, 689 operate primarily under the Barnes & Noble Booksellers trade name. Barnes & Noble College Booksellers, LLC (“B&N College”), a wholly-owned subsidiary of Barnes & Noble, operates 674 college bookstores at colleges and universities across the United States. Barnes & Noble Retail (“B&N Retail”) operates the 689 retail bookstores. Retail also includes Barnes & Noble's eCommerce site and Sterling Publishing Co., Inc., a leader in general trade book publishing. The NOOK segment represents Barnes & Noble's digital business, including the development and support of Barnes & Noble's NOOK product offerings.
Barnes & Noble's principal business is the sale of trade books (generally hardcover and paperback consumer titles), mass market paperbacks (such as mystery, romance, science fiction and other popular fiction), children's books, eBooks and other digital content, NOOK® (references to NOOK® include the Company's NOOK 1st Edition™, NOOK Wi-Fi 1st Edition™, NOOK Color™, NOOK Simple Touch™, NOOK Tablet™ and NOOK Simple Touch with GlowLight™ eBook Reader devices) and related accessories, bargain books, magazines, gifts, café products and services, educational toys & games, music and movies direct to customers through its bookstores or on barnesandnoble.com. On September 30, 2009, Barnes & Noble completed the acquisition of Barnes & Noble College Booksellers, Inc. from Leonard Riggio and Louise Riggio pursuant to a Stock Purchase Agreement dated as of August 7, 2009 among Barnes & Noble and the sellers. The acquisition of B&N College has allowed Barnes & Noble to expand into sales of textbooks and course-related materials, emblematic apparel and gifts, trade books, school and dorm supplies, and convenience and café items on college and university campuses. In the fiscal year ended April 30, 2011, B&N College began offering a textbook rental option to its customers, and expanded its electronic textbooks and other course materials through a proprietary digital platform (NOOK Study™). B&N College offers its customers a full suite of textbook options-new, used, digital and rental. Barnes & Noble previously licensed the "Barnes & Noble" trade name from B&N College under certain agreements. The acquisition gave Barnes & Noble exclusive ownership of its trade name.
To address dynamic changes in the book selling industry, Barnes & Noble has been transforming its business from a store-based model to a multi-channel model centered on its retail stores, Internet and digital commerce. Barnes & Noble is currently the only enterprise to offer readers the option of store visits, eCommerce, and digital delivery of books to Barnes & Noble-branded devices or other devices of their choosing.
Barnes & Noble's strategy is to:

•	continue to invest in the digital business to fuel NOOK and content sales;

•	use its infrastructure to deliver digital content to customers wirelessly and online;

•	utilize the strong Barnes & Noble brand and retail footprint to attract customers to its multi-channel platform; and

•	expand its distribution channels through strategic partnerships with world-class hardware and software companies and retail partners.

•
Barnes & Noble has a multi-channel marketing strategy that deploys various merchandising programs and promotional activities to drive traffic to both its stores and website. At the center of this program is Barnes & Noble's website, barnesandnoble.com.

Agreement With Microsoft and Pearson
On April 27, 2012, Barnes & Noble entered into an investment agreement among Barnes & Noble, Morrison Investment Holdings, Inc. (“Morrison”), and Microsoft Corporation (“Microsoft”), which investment was completed on October 4, 2012. Pursuant to the investment agreement, Barnes & Noble formed a Delaware limited liability company (“Nook Media LLC”), and transfered to Nook Media LLC Barnes & Noble's digital device, digital content and college bookstore businesses and Nook Media LLC sold to Morrison, and Morrison purchased, 300 million convertible preferred membership interests in Nook Media LLC for an aggregate purchase price of $300.0 million. Concurrently with its entry into this agreement, Barnes & Noble also entered into a commercial agreement with Microsoft, pursuant to which, among other things, Nook Media LLC will develop and distribute a Windows 8 application for e-reading and digital content purchases, and an intellectual property license and settlement agreement with Microsoft and Microsoft Licensing GP.
As part of the partnership with Microsoft described above, Barnes & Noble, through Nook Media LLC, plans to launch the NOOK® digital bookstore in a number of additional countries within 12 months, providing Windows™ users access to the NOOK.com websites. Once the NOOK digital bookstore is launched, customers in these countries will have access to one of the world's largest marketplaces of digital copyright content and reading technologies, enabling them to buy and consume books, magazines and other forms of content on the world's best mobile platforms, including Windows™, iOSTM, and AndroidTM. Barnes & Noble is also exploring opportunities to give consumers outside of the U.S. access to its award-winning NOOK portfolio of reading products through potential distribution partnerships yet to be announced. While there can be no assurances, Barnes & Noble intends to have one or more distribution agreements in place to sell NOOK® devices in certain countries outside the U.S. prior to the 2012 holiday season.
On December 21, 2012, NOOK Media LLC, entered into an agreement with a subsidiary of Pearson plc to make a strategic investment in NOOK Media LLC.  Pearson agreed to invest approximately $89.5 million of cash in NOOK Media LLC at a post-money valuation of approximately $1.789 billion in exchange for preferred membership interests representing a 5% equity stake in NOOK Media LLC.  Following the closing of the transaction, Barnes & Noble would own approximately 78.2% of the NOOK Media LLC subsidiary and Microsoft, which also holds preferred membership interests, would own approximately 16.8%, assuming no exercise of pre-emptive rights by Microsoft.  In addition, NOOK Media LLC will grant warrants to Pearson to purchase up to an additional 5% of NOOK Media LLC under certain conditions at a pre-money valuation of NOOK Media LLC of approximately $1.789 billion.  At closing, NOOK Media LLC and Pearson will be also entering into a commercial agreement with respect to distributing Pearson content in connection with this strategic investment.

Terms of Barnes & Noble Investment
At December 31, 2012, we beneficially owned 204,000 shares of Barnes & Noble Series J preferred stock, each share of which is convertible into 58.8235 shares of Barnes & Noble common stock, subject to anti-dilution adjustments (an aggregate 12,000,000 shares) and thus owned approximately 16.7% of the issued and outstanding shares as of that date, on an as-converted basis. The Series J preferred stock votes with the common stock on an "as converted" basis, subject to certain limitations. For so long as we hold at least 127,500 shares, we have the right to designate two directors to the board of directors (which reduces to one director if we own less than 127,500 but at least 76,500 Series J shares).
Under an investment agreement with Barnes & Noble, there were restrictions on our ability to transfer our Barnes & Noble stock prior to February 18, 2013. For so long as we own at least 102,000 shares of the Series J Preferred Stock, we have the right to participate in certain new issuances of equity securities by Barnes & Noble to maintain our interest in that company, and we have veto rights over certain corporate actions. Those veto rights cover, among other things, certain spinoffs and split-offs, certain merger and other business combination transactions, fundamental changes to the business of Barnes & Noble, certain related party transactions and any amendment to the rights plan of Barnes & Noble that would adversely affect our rights under the Series J preferred stock.
Other Minority Investments
We also own a portfolio of minority equity investments in publicly traded media companies, including CenturyLink, Inc. (NYSE: CTL), Crown Media Holdings, Inc. (Nasdaq: CRWN), Time Warner Cable Inc. (NYSE: TWC), Time Warner Inc. (NYSE: TWX) and Viacom Inc. (Nasdaq: VIA). These are assets that were acquired mostly in tax-efficient transactions and are currently held as non-core assets. From time to time we enter into swaps and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.
Regulatory Matters

Satellite Digital Audio Radio Services

As operators of a privately owned satellite system, SIRIUS XM is regulated by the FCC under the Communications Act of 1934, principally with respect to:

•The licensing of its satellite systems;
•Preventing interference with or to other uses of radio frequencies; and
•Compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

Any assignment or transfer of control of SIRIUS XM's FCC licenses must be approved by the FCC. The FCC's order approving the Merger requires SIRIUS XM to comply with certain voluntary commitments it made as part of the FCC merger proceeding. SIRIUS XM believes it complies with those commitments.
In 1997, SIRIUS XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS XM's FCC licenses for its SIRIUS XM satellites expire in 2017. SIRIUS XM's FCC licenses for its XM satellites expire in 2013, 2014 and 2018. SIRIUS XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant a license for any replacement satellites.
In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM's satellites may be blocked and reception can be adversely affected. In many of these areas, SIRIUS XM has installed terrestrial repeaters to supplement its satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted SIRIUS XM a license to operate its repeater network.
SIRIUS XM designs, establishes specifications for, sources or specifies parts and components for, manages various aspects of the logistics and production of, and, in most cases, obtains FCC certifications for, satellite radios, including satellite radios that include FM modulators. SIRIUS XM believes it radios that are in production comply with all applicable FCC rules.
SIRIUS XM is required to obtain export licenses from the United States government to export certain ground control equipment, satellite communications/control services and technical data related to its satellites and the operations thereof. The delivery of such equipment, services and technical data to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China). Changes in law or regulations relating to communications policy or to matters affecting SIRIUS XM's services could adversely affect its ability to retain its FCC licenses or the manner in which SIRIUS XM operates.
Internet Services

To the extent that the businesses in which we have interests engage in the provision of goods and services over the Internet they must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. On December 19, 2012, the Federal Trade Commission ("FTC") adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. Various states also have adopted laws regulating certain aspects of Internet communications. In 2007, Congress enacted legislation extending the moratorium on state and local taxes on Internet access and commerce until 2014.

Congress and individual states may consider additional online privacy legislation. Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

Other Regulation
We also have ownership interests in other entities, such as Time Warner Cable Inc. and Viacom, Inc., which are extensively regulated. For example, Time Warner Cable and Centurylink are subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.
Proposed Changes in Regulation

The regulation of Internet and satellite-based services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

Competition

ANLBC faces competition from many alternative forms of leisure entertainment. During the baseball season, ANLBC competes with other sporting and live events for game day attendance, which is integral to ANLBC's ticket, concession and souvenir sales revenue. The broadcasting of ANLBC's games, which is another significant source of revenue for ANLBC, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, online activities, movies and other forms of news and information. In addition, ANLBC competes with the other Major League Baseball teams for a limited pool of player talent. Player talent contributes to ANLBC's winning record and league standings, which are critical components of ANLBC's competitiveness.

TruePosition faces competition from Commscope and smaller providers, which provide similar location-based product and services to TrueProsition. More cell phones are being equipped with GPS chips which eventually could make the TruePosition product and service less relevant, although TruePosition's products work in areas where GPS is not currently available due to lack of connection to satellites.

SIRIUS XM faces significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, SIRIUS XM competes with numerous other providers of radio or other audio services. Unlike satellite radio, traditional AM/FM radio has had a well-established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by a subscription fee. In addition, many radio stations have begun broadcasting high definition digital signals, which have sound quality similar to SIRIUS XM signals, and have reduced the number of commercials, expanded the range of music played and experimented with new formats in order to lure customers away from satellite radio. Several automakers currently install or plan to install high definition radio equipment in select models. Major media companies and online-only providers, including Clear Channel, CBS and Pandora, also make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. Internet-enabled smartphones, most of which have the capability of interfacing with vehicles, can play recorded or cached content and access Internet radio via dedicated applications (such as Pandora, last.FM, Slacker, iheartradio and Stitcher) or browsers, often for free, and offer music and talk content. Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content and podcasts on demand. SIRIUS XM expects that improvements from higher bandwidths, wider programming selection and advancements in functionality are likely to increase competition from Internet radio and smartphone applications, particularly in vehicles. In addition, SIRIUS XM faces competition as a result of the deployment or planned deployment by nearly all automakers of integrated multimedia systems in dash boards. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. SIRIUS XM also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems and that are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly fee for the audio service. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with SIRIUS XM's services now or that could compete with its services in the future. The in-dash navigation market is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic. Android, Blackberry, and Apple iOS-based smartphones all include GPS mapping and navigation functionality.
Live Nation faces competition in the live music industry, in attracting touring artists to the venues it owns and operates, from ticketing services primarily through online channels but also through phone, outlet and box office channels, and in its artist management and sponsorships businesses. Competition in the live entertainment industry is intense. Live Nation believes that it competes primarily on the basis of its ability to deliver quality music products, sell tickets and provide enhanced fan and artist experiences. It believes that its primary strengths include the quality of service delivered to its artists, fans and corporate sponsors, its track record in promoting and producing live music events and tours both domestically and internationally, artist relationships, ticketing software and services, distribution platform (venues), the scope and effectiveness in its expertise of marketing and sponsorship programs and its financial stability.
Barnes & Noble's divisions face strong competition. B&N Retail competes with other bookstores, including Books-A-Million and faces competition from many online businesses, notably Amazon.com and Apple. Increases in consumer spending via the Internet may significantly affect its ability to generate sales in B&N Retail stores. B&N Retail also faces competition from mass merchandisers, such as Costco, Target and Wal-Mart. Some of Barnes & Noble's competitors have greater financial and other resources and different business strategies than B&N Retail does. B&N Retail stores also compete with specialty retail stores that offer books in particular subject areas, independent store operators, variety discounters, drug stores, warehouse clubs, mail-order clubs and other retailers offering books, music, toys, games, gifts and other products in its market segments. The Barnes & Noble store experience is customized for its customer base, and considered by Barnes & Noble to be a differentiating factor. B&N College competes with educational institutions themselves as well as online textbook rental companies. In addition, publishers are increasing efforts to sell directly to students, and technology companies like Apple and Amazon are increasing their digital offerings to students. The eReader business, in particular, is highly competitive. NOOK competes primarily on price and device functionality. The importance of price varies depending on the competitor, with some of NOOK's competitors engaging in significant discounting and other promotional activities. NOOK competes primarily with other eReaders and smart tablets on functionality, consumer appeal, availability of digital content and price. NOOK competes with many online digital businesses, notably Amazon.com and Apple. Some of Barnes & Noble's competitors may have greater financial and other resources and different business strategies than those utilized for the NOOK.
Employees

As of December 31, 2012, we had 78 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 2,100 full and part-time employees. We believe that our employee relations are good. As discussed previously, in January 2013, Starz, LLC ceased to be consolidated with LMC which comprised almost 1,000 of the aggregate 2,100 full and part-time employees reported above. Additionally, in the first quarter of 2013, we obtained a controlling interest in SIRIUS XM which has approximately 1,600 full-time employees.

(d)    Financial Information About Geographic Areas

We do principally all our business domestically, so a discussion regarding financial information about geographic areas is not considered necessary.

(e)    Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Information Statement on Form 10 and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Media Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

The information contained on our website is not incorporated by reference herein.

Item 1A. Risk Factors

The risks described below and elsewhere in this annual report are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected. The risks described below with respect to our businesses give effect to the completion of the Spin-Off and, accordingly, do not include risks with respect to the business of Starz, LLC.
Risk Factors Relating to our Businesses
         The historical consolidated financial information of Liberty is not necessarily representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented. Starz, LLC was considered disposed of in the first quarter of 2013 with the completion of the Spin-Off and will no longer be included in our financial statements as of that time. Starz, LLC is included in our financial statements as of the year ended December 31, 2012. Additionally, subsequent to December 31, 2012, Liberty acquired additional interests in SIRIUS XM which allows Liberty to control the vote of greater than 50% of SIRIUS XM's outstanding voting common stock. Therefore, in the first quarter of 2013, Liberty will consolidate SIRIUS XM which at December 31, 2012 was an equity method affiliate.
        As described previously, Liberty is considered the divesting entity in the Spin-Off and treated as the "accounting successor" to Starz for financial reporting purposes in accordance with GAAP due to the relative significance of our company to Starz (which was the legal spinnor) and the continued involvement of senior management with Liberty following the Spin-Off. Liberty will report the historical consolidated results of operations of the Starz, LLC businesses in discontinued operations in the first quarter of 2013. Because the historical consolidated financial information of Liberty includes the results of the Starz, LLC business, it is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented. See note 1 of the accompanying financial statements for a discussion about the potential impacts on these financial statements of the Spin-Off and the acquisition of a controlling interest in SIRIUS XM.
        In addition, the Split-Off occured in the third quarter of 2011. Prior to the Split-Off, the assets, liabilities and businesses of our company at that time were part of the larger Liberty Interactive organization. Hence, portions of our company's historical financial information were also extracted from Liberty Interactive's consolidated financial statements for the relevant periods prior to the Split-Off. As a result, our historical financial information may not necessarily reflect what our respective results of operations, financial condition and cash flows would have been had we existed as a separate, stand-alone entity pursuing independent strategies during the periods presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."
        As a result of the Spin-Off, we do not have access to the cash flow generated by Starz, LLC.     For the past three fiscal years, a significant portion of Liberty's reported total revenue has been generated by the businesses of Starz, LLC. Prior to the Split-Off, Starz, LLC was the second-largest generator of cash flow for Liberty's former parent company, Liberty Interactive (the largest generator being QVC, Inc., which is currently a subsidiary of Liberty Interactive). As a result of the Spin-Off, Liberty does not have access to the cash flow generated by Starz, LLC. Additionally, the remainder of Liberty's businesses which became the businesses of Liberty following the Spin-Off either (i) have historically generated cash flows at a comparatively lower level than that historically generated by Starz, LLC or (ii) do not provide Liberty with access to the cash flow they generate. Thus, as a result of the Spin-Off, Liberty does not have any significant annual operating cash flow.
We may be subject to significant tax liabilities related to the Spin-Off. In connection with the Spin-Off, our former parent company, Starz, received an IRS private letter ruling (the “Ruling”) and an opinion of tax counsel, in each case to the effect that the Spin-Off will qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). Although the Ruling is generally binding on the IRS, the Ruling does not address certain requirements necessary to obtain tax-free treatment to Starz and its shareholders as a result of the IRS's ruling policy with respect to transactions under Section 355 of the Code (and instead is based upon representations made by Starz that these requirements have been satisfied), and the continuing validity of the Ruling is subject to the accuracy of representations and factual statements made by Starz to the IRS. Further, an opinion of tax counsel is not binding on the IRS or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge. Under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, because we were a member of the Starz consolidated group through the date of the Spin-Off, we could be liable directly to the U.S. government for any U.S. federal income tax liabilities resulting from the Spin-Off that are incurred, but not discharged, by Starz. In addition, in connection with the Spin-Off, we and Starz entered into a tax sharing agreement, pursuant to which (i) we are required to indemnify Starz (subject to certain limited exceptions) for taxes and losses resulting from the failure of the Spin-Off to qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code, and (ii) Starz is required to indemnify our company, for any such taxes or losses that result primarily from the breach of certain covenants made by Starz (applicable to actions or failures to act by Starz and its subsidiaries following the completion of the Spin-Off) or that result from Section 355(e) of the Code applying to the Spin-Off as a result of the Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Starz (or any successor). Our indemnification obligations to Starz are not limited in amount or subject to any cap, and, to the extent we are entitled to indemnification from Starz, we are subject to the risk of non-payment by Starz of its indemnification obligations. If we are required to indemnify Starz under the circumstances set forth in the tax sharing agreement, or if Starz does not fulfill any tax or indemnification obligations relating to the Spin-Off for which it is responsible under the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
        Certain of our subsidiaries and business affiliates depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect our results of operations.  An important component of the success of our subsidiaries and business affiliates, including TruePosition and SIRIUS XM, is their ability to maintain their existing, as well as build new, relationships with third party distribution channels, including local and national satellite providers, suppliers, manufacturers, retailers and advertisers, among other parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations. In addition, if certain of these parties do not perform in a satisfactory or timely manner, the business of our subsidiaries and business affiliates could be adversely affected.
        Rapid technological advances could render the products and services offered by our subsidiaries and business affiliates obsolete or non-competitive.     Our subsidiaries and business affiliates, including, for example, TruePosition, SIRIUS XM, Live Nation and Barnes & Noble, must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers thereby adversely impacting our revenue and operating income.
        The business of SIRIUS XM depends in significant part on the operation of its satellites.     As a satellite radio broadcaster, SIRIUS XM's business depends on the lives and proper operation of its satellites. The lives of SIRIUS XM's satellites will vary and depend on a number of factors, including degradation and durability of solar panels, quality of construction, random failure of satellite components (which could result in significant damage to or loss of a satellite), the amount of fuel the satellite consumes and damage or destruction by electrostatic storms, collisions with other objects in space or other events (such as nuclear detonations) occurring in space. In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on SIRIUS XM's in-orbit satellites have failed, and from time to time SIRIUS XM has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. In addition, Space Systems/Loral has constructed a new satellite for the SIRIUS XM system that is expected to be launched during mid-2013. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. SIRIUS XM's agreement with Space Systems/Loral does not protect it against the risks inherent in a satellite launch or in-orbit operations. SIRIUS XM maintains in-orbit insurance policies covering only two of its satellites (its XM-5 and FM-5 satellites). These policies will expire in 2014 and 2015, respectively, and SIRIUS XM may not renew these in-obit insurance policies when they expire. Any insurance proceeds will not fully cover SIRIUS XM's losses in the event of a satellite failure or significant degradation in the service provided by such satellites. For example, the policies covering the insured satellites do not cover the full cost of constructing, launching and insuring new satellites, nor will they cover, and SIRIUS XM does not have protection against, business interruption, loss of business or similar losses. SIRIUS XM's insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the polices are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.
       Interruption or failure of SIRIUS XM's information technology and communications systems could negatively impact its results and brand, and therefore the value of our investment in SIRIUS XM. SIRIUS XM's business is dependent on the operation and availability of its information technology and communication systems and those of certain third party service providers. Any degradation in the quality, or any failure, of SIRIUS XM's systems (due to events such as unplanned outages, natural disasters, technical difficulties or loss of data or processing capabilities) could reduce its revenues, cause it to lose customers and damage its brand. Although SIRIUS XM has implemented practices designed to maintain the availability of its information technology systems and mitigate the harm of any unplanned interruptions, SIRIUS XM does not have complete redundancy for all of its information technology systems, and its disaster recovery planning cannot anticipate all eventualities. SIRIUS XM is involved in continuing efforts to upgrade and maintain its information technology systems, which is costly, and problems with the design or implementation of system enhancements could harm its business and its results of operations. In addition, SIRIUS XM relies on internal systems and external systems maintained by manufactures, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of SIRIUS XM's internal or external systems could prevent SIRIUS XM from serving customers or cause data to be unintentionally disclosed.
 Our subsidiaries and business affiliates are subject to risks of adverse government regulation.     Providers of internet, telephony and satellite service are subject to varying degrees of regulation in the United States by the Federal Communications Commission ("FCC") and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. For example, SIRIUS XM holds various FCC licenses and authorizations to operate commercial satellite radio services in the United States, which are generally granted for a fixed term, and although SIRIUS XM expects that such licenses and authorizations will be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Non-compliance by SIRIUS XM with the FCC's requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. In addition, SIRIUS XM is subject to various consumer protection laws, rules and regulations, which are extensive and have developed rapidly, particularly at the state level, and, in certain jurisdictions, cover nearly all aspects of SIRIUS XM's marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with existing and prospective subscribers. Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets of our subsidiaries and business affiliates will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.
        The success of SIRIUS XM and Live Nation, in part, depends on audience acceptance of their programs and services, which is difficult to predict.     Entertainment content production, satellite radio services and live entertainment events are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public's acceptance of these programs and services, which is difficult to predict. The commercial success of a satellite radio program or live entertainment production depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment productions. Consequently, low public acceptance of the programs and services offered by SIRIUS XM and Live Nation, which we account for as equity affiliates as of December 31, 2012, could hurt the ability of these companies to maintain rates charged to customers, subscribers and, as applicable, advertisers.

The ability of SIRIUS XM to attract and retain subscribers at a profitable level in the future is uncertain. SIRIUS XM spends substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers, and its ability to retain subscribers, or increase the number of subscribers to its service, in any given period is subject to many factors, including the price of SIRIUS XM' service, the health of the economy, the production and sale of new vehicles in the United States, SIRIUS XM's ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service, the effectiveness of its marketing programs, the entertainment value of its programming, and actions by its competitors, such as terrestrial radio and other audio entertainment and information providers. As part of SIRIUS XM's business, SIRIUS XM experiences, and expects to experience in the future, subscriber turnover (i.e., churn). If SIRIUS XM is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected. SIRIUS XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a prepaid promotional subscription to its satellite radio service. Average monthly revenue per subscriber, or ARPU, is another key metric used by SIRIUS XM to analyze its business. Over the past several years, SIRIUS XM has focused substantial attention and efforts on balancing ARPU and subscriber additions. Its ability to maintain ARPU over time is uncertain and depends upon various factors, including the value customers receive in SIRIUS XM's service, SIRIUS XM's ability to add and retain compelling programming, the increasing competition SIRIUS XM experiences from terrestrial and Internet radio and other entertainment providers, and pricing and other offers SIRIUS XM may make to attract new subscribers and retain existing subscribers. If SIRIUS XM is unable to consistently attract new subscribers, and retain its current subscribers, at a sufficient level of revenues to be profitable, the value of its common stock could decline, and without sufficient cash flow it may not be able to make the required payments on its indebtedness and could ultimately default on its commitments.
        Continuingly weak economic conditions may reduce consumer demand for our products and services.     A weak economy in the United States could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite and cable television subscribers and satellite radio subscribers, affecting SIRIUS XM, reduced live-entertainment expenditures, affecting Live Nation and ANLBC, and a slowdown in auto sales (which is an important source of satellite radio subscribers), affecting SIRIUS XM. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.
        The success of ANLBC, in part, depends on its ability to recruit and retain key persons.     The financial success of ANLBC is influenced by the record of the Atlanta Braves Major League baseball team during each season, which is directly impacted by their ability to employ and retain top performing players, coaches and managers. We cannot assure you that if the Atlanta Braves Major League baseball team experiences turnover of these key persons, they will be able to recruit and retain acceptable replacements, in part, because the market for such employees is very competitive and limited.
        The business of SIRIUS XM depends in large part upon automakers.     A substantial portion of SIRIUS XM's new subscription growth has come from purchasers and lessees of new and previously owned automobiles. The sale and lease of vehicles with satellite radios is an important source of subscribers for its satellite radio service. SIRIUS XM has agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicles sales by automakers decline or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for SIRIUS XM' satellite radio services may be adversely impacted.
       Royalties for music rights, which are paid by SIRIUS XM, have increased and may continue to do so in the future. SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. SIRIUS XM has agreements with ASCAP, BMI and SESAC through 2016. There can be no assurance that the royalties SIRIUS XM pays to ASCAP, SESAC and BMI will not increase upon expiration of these arrangements. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM pays royalties to copyright owners of sound recordings. Those royalty rates may by established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. New royalty rates for SIRIUS XM's use of sound recordings during the five-year period beginning in January 2013 were announced by the CRB in December 2012. Under the terms of the CRB's decision, SIRIUS XM will pay a royalty based on gross revenues, subject to certain exclusions, of 9.0% for 2013, 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2012 was 8.0%.
Our subsidiaries and business affiliates, in particular SIRIUS XM and Barnes & Noble, face substantial competition, which may increase over time.     SIRIUS XM faces substantial competition from other providers of music and talk radio and other audio services and its ability to retain and attract customers is based on its successful programming. SIRIUS XM's subscribers can obtain similar content through terrestrial radio or internet radio services, and a number of automakers and aftermarket manufacturers have introduced factory-installed radios capable of seamlessly accessing internet-delivered auto entertainment and easily connecting to Internet-delivered content on smartphones. Such competition could lower subscription, advertising or other revenue or increase expenses related to marketing, promotion or other expenses, which would lower SIRIUS XM's earnings and free cash flow. Similarly, Barnes & Noble faces competition from traditional and internet retail sources, as well as from other suppliers of digital content. Its retail stores compete primarily on the quality of the shopping and store experience and the price and availability of products, which take into account promotional activities. Barnes & Noble's eBook reader, the NOOK ® , competes with other eBook readers and smart tablets on functionality, consumer appeal, availability of digital content and price. In addition, Barnes & Noble faces competition from large bookstores such as Books-A-Million, wholesalers such as Costco and online retailers such as Amazon.com and Apple. Increases in consumer spending online may significantly affect Barnes & Noble's ability to generate sales in its retail stores. Barnes & Noble also faces competition from a variety of sources with respect to sales of music and DVDs. Increased competition faced by any of our subsidiaries or business affiliates may adversely affect their, and hence our, results of operations,
        The success of SIRIUS XM, Live Nation and Barnes & Noble, in part, depends on the integrity of their systems and infrastructures and the protection of consumer data.     The businesses of SIRIUS XM, Live Nation and Barnes & Noble involve the receipt and storage of personal information about consumers. While the receipt and storage of such information is subject to regulation by international, federal and state law, and although SIRIUS XM, Live Nation and Barnes & Noble may take steps to protect personal information, these companies could experience a data security breach, which could result in a disruption of operations and potential violations of applicable privacy laws and other laws or standards which could result in fines, penalties and/or the loss of consumer trust.
        We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us.     We do not have the right to manage the businesses or affairs of any of our business affiliates (those companies in which we have less than a majority voting stake), including Live Nation and Barnes & Noble. Rather, our rights take the form of representation on the board of directors and, in some cases, board committees that supervise management and possession of veto rights over certain significant or extraordinary actions. The scope of our veto rights varies from company to company. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate or prevent a business affiliate from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken.
         Our equity method investments may have a material impact on our net earnings.     We have investments in Live Nation and other business affiliates, which we account for under the equity method of accounting. At December 31, 2012, SIRIUS XM was treated as an equity affiliate. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under "share of earnings (losses) of affiliates," which contributes to our earnings (loss) from continuing operations before income taxes. If the earnings or losses of our equity affiliates is material in any year, those earnings or losses may have a material effect on our net earnings. Notwithstanding the impact on our net earnings, we do not have the ability to cause our equity affiliates to pay dividends or make other payments or advances to their stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities which are not reflected at fair value on our balance sheet and are also subject to market risk that is not directly reflected in our statement of operations.

The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.     Included among our assets are equity interests in one or more publicly-traded companies that are not consolidated subsidiaries or equity affiliates, such as Time Warner Inc., Time Warner Cable Inc. and Viacom. The value of these interests may be affected by economic and market conditions that are beyond our control. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.
        No assurance can be made that we will be successful in integrating any acquired businesses.     Our businesses and those of our subsidiaries may grow through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale; eliminating duplicative overhead; and integrating networks, financial systems and operational systems. No assurance can be made that, with respect to any acquisition, we will realize anticipated benefits or successfully integrate any acquired business with our existing operations. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until we have fully integrated them.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.     In connection with the Spin-Off, Starz, LLC distributed approximately $1.8 billion in cash to Liberty, of which $600 million was distributed in the third and fourth quarters of 2012. Due to the size and nature of our consolidated subsidiaries at December 31, 2012 (other than Starz, LLC), ANLBC and TruePosition, together with their assets and operating cash flow, would be insufficient to support any significant financing in the future. In addition, although we will begin consolidating SIRIUS XM in the first quarter of 2013, we will not have access to the cash flow of SIRIUS XM. Hence, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
SIRIUS XM's indebtedness could adversely affect its operations and could limit its ability to react to changes in the economy or its industry. As of December 31, 2012, SIRIUS XM had an aggregate principal amount of approximately $2.5 billion of indebtedness. SIRIUS XM also has entered into a senior secured revolving credit facility with a syndicate of financial institutions for $1.25 billion, which had not been drawn upon as of December 31, 2012. SIRIUS XM's indebtedness has important consequences. For example, it increases its vulnerability to general adverse economic and industry conditions; requires it to dedicate a portion of its cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits its ability to borrow additional funds or make capital expenditures; limits its flexibility in planning for, or reacting to, changes in its business and the audio entertainment industry; and may place it at a competitive disadvantage compared to other competitors. The instruments governing SIRIUS XM's indebtedness contain covenants that, among other things, place certain limitations on its ability to incur more debt, exceed a specified leverage ratio, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants associated with SIRIUS XM's indebtedness could result in an event of default, which, if not cured or waived, could cause SIRIUS XM to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for its business or assets.

Risk Factors Relating to Ownership of Our Common Stock
Transactions in our common stock by our insiders could depress the market price of our common stock.     Sales of or hedging transactions, such as collars, in our shares by our Chairman of the Board or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our company. This perception could result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of one or more series of our common stock.
Our company has overlapping directors and management with Liberty Interactive and one overlapping director with Starz, which may lead to conflicting interests.     As a result of the Spin-Off and the Split-Off, most of the executive officers of Liberty also serve as executive officers of Liberty Interactive, and there is significant board overlap between our company and Liberty Interactive. Following the Spin-Off, John C. Malone is the Chairman of the Board of our company and Liberty Interactive. Gregory B. Maffei is the Chief Executive Officer of our company and Liberty Interactive and serves on the boards of directors of each of our company, Liberty Interactive and Starz, where he serves as the Chairman of the Board of Starz. None of Liberty, Starz and Liberty Interactive has any ownership interest in any of the others. Our executive officers and members of our company's board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive or Starz have fiduciary duties to that company's stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when Liberty or Liberty Interactive looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers continue to own Starz and Liberty Interactive stock and options to purchase Starz stock and Liberty Interactive stock. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Starz and/or Liberty Interactive. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive or Starz and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Starz, Liberty Interactive or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

        Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.     Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.     Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:

•
authorizing a capital structure with multiple series of common stock, a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that, except as otherwise required by applicable law, entitles the holder to no voting rights;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•
requiring stockholder approval by holders of at least 66 2 / 3 % of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter; and

•
the existence of authorized and unissued stock, including "blank check" preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

        In addition, our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 40% of the aggregate voting power in our company, due to his beneficial ownership of approximately 88% of the outstanding shares of LMCB as of January 31, 2013.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado and, as of the Spin-Off, the corporate headquarters of Starz. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

In addition to their corporate headquaters, Starz leases office space for executive offices, distribution and sales operations in Burbank, California; Troy, Michigan; Beverly Hills, California; Media, Pennsylvania; Atlanta, Georgia; New York, New York; Toronto, Ontario,  London, England and Melbourne and Sydney, Australia.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, telecommunications distribution equipment, telecommunications switches and customer equipment . Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.    Legal Proceedings

In re SIRIUS XM Shareholder Litigation, Consol. C.A. No. 7800-CS (Del. Ch.). On August 21, 2012, plaintiff City of Miami Police Relief and Pension Fund (the “Fund”) filed a complaint in the Court of Chancery of the State of Delaware against Liberty, SIRIUS XM, Liberty Radio LLC and certain Liberty designees on the board of directors of SIRIUS XM (David J.A. Flowers, Gregory B. Maffei, John C. Malone, Carl E. Vogel, and Vanessa A. Wittman (together, the “SIRIUS XM Designees”)). On August 23, 2012, plaintiff Brian Cohen filed a complaint in the Court of Chancery of the State of Delaware against the same individuals and seeking substantially similar relief as set forth in the complaint filed by the Fund. By Order of the Court dated October 2, 2012, the two actions were consolidated under the caption In re SIRIUS XM Shareholder Litigation. Plaintiffs the Fund and Brian Cohen filed an Amended Verified Class Action and Derivative Complaint (the "Amended Complaint") in the consolidated action on October 5, 2012. The Amended Complaint alleges that Liberty and the SIRIUS XM Designees breached their fiduciary duty in connection with the investment agreement entered into in 2009 (the "Investment Agreement") relating to Liberty's original investment in SIRIUS XM and Liberty's subsequent acquisition of SIRIUS XM shares and Liberty's application to the Federal Communications Commission for consent to the transfer of de jure control of the various FCC licenses and authorizations held by SIRIUS XM or its subsidiaries. The Amended Complaint also seeks a declaration that a provision in the Investment Agreement that prohibits SIRIUS XM from adopting certain anti-takeover provisions is invalid under Delaware law and a declaration that upon the expiration of the three year standstill in the Investment Agreement Liberty became an interested stockholder subject to the restrictions and limitations set forth by Section 203 of the Delaware General Corporation Law. Plaintiffs have filed a series of amended complaints in the action and the parties have agreed to a briefing schedule for motions to dismiss the latest amended complaint.
Cohen v. SIRIUS XM Radio Inc., et al., Case No. 7806 (Del. Ch.). On August 23, 2012, plaintiff Brian Cohen filed a complaint in the Court of Chancery of the State of Delaware. The allegations and relief sought in this action are against the same individuals and are substantially similar to those in the In re SIRIUS XM Shareholder Litigation discussed above.
Montero v. SIRIUS XM Radio Inc., Index No. 653012/2012 (N.Y. Sup. Ct. Cnty. of New York). On August 27, 2012, plaintiff Andrew Montero brought a shareholder class action on behalf of the shareholders of the common stock of SIRIUS XM against SIRIUS XM, the SIRIUS XM Designees, Liberty and Liberty Radio LLC. The action was commenced in the Supreme Court for the State of New York in New York County. Mr. Montero alleges breaches of fiduciary duty, aiding and abetting breach of fiduciary duty, and seeks a declaratory judgment, with allegations and relief sought substantially similar to those in the City of Miami litigation above. Although the parties have discussed acceptance of service in the matter, no agreement on service has yet been filed.
Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On November 28, 2011, we completed a conversion of our Liberty Starz tracking stock (ticker symbols LSTZA and LSTZB) for Liberty Capital tracking stock which changed their ticker symbols from LCAPA and LCAPB to LMCA and LMCB, respectively. Holders of Liberty Starz tracking stock received .88129 of a share of the corresponding series of Liberty Capital stock for each share of Liberty Starz tracking stock, with any fractional shares paid out in cash (the "Conversion"). Accordingly, as of December 31, 2011 only the Liberty Capital Series A and B shares are outstanding. Our Series A and Series B Liberty Capital tracking stock have been, and, prior to the Conversion, our Series A and Series B Liberty Starz tracking stock had been, outstanding since September 23, 2011 following the completion of the Split-Off. Prior to the Split-Off, Liberty Interactive's Series A and Series B Liberty Capital tracking stock (LCAPA and LCAPB, respectively) and its Series A and Series B Liberty Starz tracking stock (formerly Liberty Entertainment tracking stock) (LSTZA and LSTZB, formerly LMDIA and LMDIB, respectively) had been outstanding since March 4, 2008 when each share of its previous Liberty Capital tracking stock was reclassified into one share of the same series of new Liberty Capital and four shares of the same series of Liberty Entertainment. On November 19, 2009, Liberty Interactive completed the split off (the "LEI Split-Off") of its subsidiary Liberty Entertainment, Inc. ("LEI"). The LEI Split-Off was accomplished by a redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI. LEI had been attributed to Liberty Interactive's Entertainment Group. Subsequent to the LEI Split-Off, the Entertainment Group was renamed the Starz Group. Each series of our common stock has traded on the Nasdaq Global Select Market. Subsequent to year-end the following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2012 and 2011.

	Liberty Capital
	Series A (LMCA)		Series B (LMCB)
	High	Low	High	Low
2011
First quarter	$75.68	61.98	75.21	62.61
Second quarter	$92.55	72.72	91.36	74.66
Third quarter	$87.99	62.29	85.94	63.27
Fourth quarter	$104.34	58.51	79.64	60.85
2012
First quarter	$91.64	77.34	89.17	77.95
Second quarter	$90.56	79.22	90.08	80.66
Third quarter	$106.15	88.00	104.51	88.16
Fourth quarter	$116.92	99.27	116.22	102.92

	Liberty Starz
	Series A (LSTZA)		Series B (LSTZB)
	High	Low	High	Low
2011
First quarter	$80.21	64.20	78.00	66.33
Second quarter	$81.36	68.78	79.99	72.62
Third quarter	$78.91	61.54	78.08	64.16
Fourth quarter (through November 28, 2011)	$71.00	59.01	66.96	60.57

Holders

As of January 31, 2013, there were approximately 1,600 and 100 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2013.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

As of the date of the Conversion, discussed above the board of directors authorized $1.25 billion of repurchases of Liberty Capital common stock from that day forward. All previous authorizations were replaced by the conversion date authorization. Fourth quarter repurchases and remaining availability under the repurchase program for Liberty Capital common stock was as follows:

	Series A Liberty Capital Common Stock
				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of	Value) of Shares that
	(a) Total Number	(b) Average	Shares Purchased as Part	May Yet be Purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 -31, 2012	191,468	$105.93	191,468	$918 million
November 1 - 30, 2012	325,724	$105.52	325,724	$883 million
December 1 - 31, 2012	240,987	$104.92	240,987	$858 million
Total	758,179		758,179

In addition to the shares listed in the table above, 3,561 shares of Series A Liberty Capital common stock were surrendered in the fourth quarter of 2012 by certain of our officers to pay withholding taxes in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.
The following tables present selected historical financial statement information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with the accompanying consolidated financial statements.

	December 31,
	2012	2011	2010	2009	2008
	amounts in millions
Summary Balance Sheet Data:
Cash	$1,353	2,070	2,090	3,951	2,228
Investments in available-for-sale securities and other cost investments	$1,392	1,859	4,550	3,386	2,118
Investment in affiliates, accounted for using the equity method (3)	$3,341	563	91	135	235
Assets of discontinued operations	$—	—	—	—	14,211
Total assets	$8,325	7,719	10,792	11,915	24,688
Current portion of debt	$4	754	37	1,269	441
Long-term debt	$536	541	2,101	2,432	2,674
Deferred tax liabilities, noncurrent	$802	409	—	736	1,144
Stockholders' equity	$6,440	5,259	5,026	3,315	13,300

	Years ended December 31,
	2012	2011	2010	2009	2008
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)	$1,999	3,024	2,050	1,853	1,738
Operating income (loss)(1)(2)	$326	957	195	9	(1,664)
Interest expense	$(33)	(21)	(65)	(132)	(194)
Share of earnings (loss) of affiliates, net (3)	$1,346	87	(98)	(44)	(71)
Realized and unrealized gains (losses) on financial instruments, net	$232	68	260	(34)	(20)
Gains (losses) on dispositions, net	$22	(10)	36	242	13
Other than temporary declines in fair value of investments	$—	—	—	(9)	(1)
Earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (3)(4):
Liberty Capital common stock	$1,414	607	794	127	(592)
Liberty Starz common stock	NA	229	206	213	(960)
	$1,414	836	1,000	340	(1,552)
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (3)(5):
Series A and Series B Liberty Capital common stock	$11.78	7.14	8.82	1.32	(5.24)
Series A and Series B Liberty Starz common stock	NA	4.49	4.12	0.46	(1.86)
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (3)(5):
Series A and Series B Liberty Capital common stock	$11.40	6.90	8.54	1.31	(5.24)
Series A and Series B Liberty Starz common stock	NA	4.32	3.96	0.46	(1.86)

(1)	In 2011 TruePosition recognized $1,029 million of previously deferred revenue and $409 million of deferred costs associated with two separate contracts.

(2)	Includes $1,513 million of long-lived asset impairment charges in 2008.

(3)
As discussed in note 3 in the accompanying consolidated financial statements, Liberty changed the accounting for certain equity method affiliates from a three month lag to current reporting of our investment in such equity method affiliates and applied the change in accounting principal on a retrospective basis.

(4)
Earnings (loss) from continuing operations attributable to Liberty stockholders have been allocated to the Liberty Starz Group and Liberty Capital Group for all the periods based on businesses and assets of each respective group prior to the conversion.

(5)
Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock, prior to the Split-Off date, based on the earnings attributable to the businesses and assets to the respective groups divided by the weighted average shares on an as if converted basis for the periods assuming a 4 to 1 and 1 to 1 exchange ratio of Liberty Capital shares into Liberty Starz shares and Liberty Capital shares, respectively, in the March 2008 reclassification and a 1 to 1 exchange ratio for the Split-Off.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Explanatory Note
On January 11, 2013 Liberty Media Corporation ("Liberty" or "the Company" formerly known as Liberty Spinco, Inc.) was spun-off, through the distribution of shares of Liberty by means of a pro-rata dividend from Starz (previously Liberty Media Corporation) (the "Spin-Off"), which was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). Liberty Interactive's capital structure previously utilized three tracking stocks: Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. During the third quarter of 2011, Liberty Interactive completed the separation of its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the assets, liabilities and businesses attributed to Liberty Interactive's Liberty Capital and Liberty Starz tracking stock groups.
Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty will be treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz will continue to be the historical financial statements of Liberty and will present Starz as discontinued operations upon completion of the Spin-Off in the first quarter of 2013. Therefore, for purposes of this Form 10-K Liberty is treated as the spinnor for purposes of discussion and as a practical matter of describing all the historical information contained herein.
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our more significant operating subsidiaries, which are significant reportable segments, are Starz, LLC (as used in the discussion herein, "Starz") and Atlanta National League Baseball Club, Inc., ("ANLBC"). Starz, LLC provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs.
Our "Corporate and Other" category includes our other consolidated subsidiaries, including TruePosition, Inc. and our revenue sharing arrangement with CNBC, and corporate expenses.

In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio, Inc. ("SIRIUS XM") (our other reportable segment) and Live Nation Entertainment, Inc. ("Live Nation"), which we account for as equity method investments at December 31, 2012; and we maintain investments in public companies such as Barnes & Noble, Inc., Time Warner Inc., Time Warner Cable Inc. and Viacom Corporation, which are accounted for at their respective fair market values and are included in corporate and other.
Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. On November 28, 2011, our tracking stock structure was eliminated through the conversion of each share of Liberty Starz common stock for .88129 of a share of the corresponding series of Liberty Capital common stock (plus cash in lieu of fractional share interests) (the "Conversion"). Prior to the Conversion, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore no group could own assets, issue securities or enter into legally binding agreements. Holders of our tracking stocks had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of the tracking stocks were stockholders of the Company, with a single board of directors and subject to all of the risks and liabilities of the Company.
On February 9, 2011, Liberty Interactive's board of directors approved the change in attribution of (i) approximately $1.138 billion principal amount of Liberty Interactive LLC's (formerly known as Liberty Media LLC) 3.125% Exchangeable Senior Debentures due 2023 (the "TWX Exchangeable Notes"), (ii) approximately 22 million shares of Time Warner Inc. common stock, approximately 5 million shares of Time Warner Cable Inc. common stock and approximately 2 million shares of AOL, Inc. common stock, which collectively represent the basket of securities into which the TWX Exchangeable Notes are exchangeable and (iii) $263.8 million in cash from its Capital Group to its Interactive Group, effective as of the aforementioned date (the "TWX Reattribution"). The TWX Reattribution had no effect on the assets and liabilities attributed to the Starz Group, nor did it effect any change to the obligor of the TWX Exchangeable Notes, which remains Liberty Interactive LLC.
Liberty Interactive had made changes in the attribution of certain assets, liabilities and businesses between the tracking stock groups in prior periods, as discussed in previous financial statements filed with the Securities and Exchange Commission and in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Strategies and Challenges of Business Units

Starz, LLC. Starz is focused on several initiatives to increase its revenue. Starz's goal is to provide its distributors and their subscribers with high-quality, differentiated premium video services available on multiple viewing platforms (linear, On-Demand and over the Internet). Starz also intends to utilize its integrated business units to exploit its original programming content in the home video, digital (Internet) and non-pay television markets. To achieve these goals, Starz intends to:

•Renew and extend affiliation agreements with key distributors on favorable terms.
•Expand its original programming lineup over time.
•Rationalize valuable digital rights with both traditional distributors, as well as online video distributors.
•Continue to invest in the Starz brand by focusing its marketing investment on its original series.

Starz faces certain key challenges in its attempt to meet these goals, including;

•	Its ability to continue to acquire or produce affordable programming content, including original programming content, that appeals to its distributors and its viewers.

•	Its ability to renew and extend affiliation agreements with key distributors on favorable terms.

•	Potential loss of subscribers due to economic conditions and competition from other networks and other video programming services.

•	Potential consolidation of its distributors.

•	Increased rates paid by its distributors to carry broadcast networks and sports networks may make it more difficult for consumers to afford premium video services.

•	Its distributors' willingness to market Starz networks and other services.

•	Its ability to react to changes in viewer habits related to technologies such as DVRs, video-on-demand, Internet-based content delivery, Blu-ray players and mobile devices.

ANLBC, Inc.     ANLBC is focused on providing the best team, ballpark and entertainment experience to every member of its community (both locally and nationally). It owns and operates the Atlanta Braves Major League Baseball franchise as well as other minor league teams, which creates a player talent pipeline. The Atlanta Braves have earned 14 division championships, five National League pennants, and a World Series title. Based in Atlanta since 1966, the Braves franchise is the longest continuously operating franchise in Major League Baseball dating back to the late 1800s in Boston. ANLBC derives revenue from the sale of tickets for home games (played at Turner Field), game-day sales of concessions and other goods and services and broadcasting rights (local, regional and national). Key initiatives to help achieve these activities are as follows:

•Investment in acquisition and development of players, coaches and management talent;
•Strategic partnerships with Sponsors to mutually grow brand recognition;

•
Providing patrons with a positive experience regardless of on-field performance by providing top-notch customer service and facility amenities from its expansive HD scoreboard to all-inclusive SunTrust homeplate club;

•	Catering to a broad patron base by having a variety of game viewing options from suites and club level to general admission tickets;

•	Expanding season ticket base, group sales and game-day sales through marketing efforts and pricing; and

•	Brand recognition that is reflective of a top tier operation in its industry.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments . The "corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reporting segments , see "Results of Operations—Businesses" below.
Consolidated Operating Results

	December 31,
	2012	2011	2010
	amounts in millions
Revenue
Starz, LLC	$1,631	1,615	1,626
ANLBC	225	208	203
Corporate and other	143	1,201	221
	$1,999	3,024	2,050
Adjusted OIBDA
Starz, LLC	445	449	343
ANLBC	22	(6)	6
Corporate and other	(17)	617	(25)
	$450	1,060	324
Operating Income (Loss)
Starz, LLC	406	424	281
ANLBC	(6)	(39)	(47)
Corporate and other	(74)	572	(39)
	$326	957	195

Revenue.    Our consolidated revenue decreased $1,025 million and increased $974 million for the years ended December 31, 2012 and 2011, as compared to the corresponding prior year periods. The current year decrease was primarily due to a decrease in revenue at TruePosition (included in Corporate and other) which had a one-time recognition of deferred revenue in the prior year. The prior year increase was primarily due to a one time recognition of previously deferred revenue from two separate contracts at TruePosition which aggregated $1,029 million. TruePosition recognized $538 million of deferred revenue associated with their AT&T contract due to a material modification of the contract in the first quarter of 2011. Additionally, in the fourth quarter of 2011 all the remaining obligations were satisfied under the T-Mobile contract as the contract expired and the maintenance period associated with the contract lapsed. Therefore, TruePosition recognized another $491 million of deferred revenue in the fourth quarter of 2011. TruePosition had deferred costs associated with these contracts as well that were recorded in the first and fourth quarters of 2011 for $167 million and $242 million, respectively. These one-time accounting anomalies explain the 2011 increases in TruePosition's Adjusted OIBDA and Operating Income. See Results of Operations—Businesses below for a more complete discussion of the results of operations of certain of our significant subsidiaries.
Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA decreased $610 million and increased $736 million for the years ended December 31, 2012 and 2011, as compared to the corresponding prior year periods. The decrease in the current year was primarily due to the one-time recognition of deferred revenues and costs at TruePosition, discussed above. The prior year increase was primarily driven by the one time recognition of previously deferred revenues and costs at TruePosition which accounted for $620 million of the increase in 2011. See Results of Operations—Businesses below for a more complete discussion of the results of operations of certain of our significant subsidiaries.
Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants.
We recorded $66 million, $32 million and $83 million of stock compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in stock compensation in 2012 was primarily due to the option exchange in the fourth quarter of 2012 which caused incremental compensation of approximately $24 million. See note 14 in the accompanying consolidated financial statements for further discussion of the option exchange. The decrease in stock compensation expense for the year ended December 31, 2011 is due to a less significant increase in our stock prices as compared to the year ended December 31, 2010 as it relates to our liability classified awards and a decreased number of stock options granted during the year ended December 31, 2011. As of December 31, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $150 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.8 years.
Operating income.    Our consolidated operating income decreased $631 million and increased $762 million for the years ended December 31, 2012 and 2011 as compared to the corresponding prior year periods. The changes for the periods, as discussed above, are primarily the result of changes at TruePosition.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Other income (expense):
Interest expense	$(33)	(21)	(65)
Dividend and interest income	78	79	88
Share of earnings (losses) of affiliates	1,346	87	(98)
Realized and unrealized gains (losses) on financial instruments, net	232	68	260
Gains (losses) on dispositions, net	22	(10)	36
Other, net	41	5	10
	$1,686	208	231

Interest expense.    Interest expense increased $12 million and decreased $44 million for the years ended December 31, 2012 and 2011, as compared to the corresponding prior year periods, respectively. The overall increase in interest expense in the current year related to a higher interest rate on outstanding debt during the period, as compared to the corresponding prior year period. The Liberty Bank Facility was repaid early in 2012 which had a interest rate under 1%. The average interest rate increased in the current period as Starz entered into a new 5.00% Senior Note during the period the proceeds of which were used to repay the outstanding term loan under the Starz Bank Facility which had an average variable interest rate of approximately 2.5%. The overall decreases in interest expense in the prior year related to a lower average debt balance throughout the period, as compared to the corresponding prior year period. The lower average debt balance in the prior year is primarily due to the changes in attribution of certain debt of Liberty Interactive,LLC to Liberty Interactive's Interactive Group prior to the Split-Off.
Dividend and interest income. Dividend and Interest income has been fairly consistent from period to period.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
SIRIUS XM	$1,367	94	(41)
Live Nation	(45)	(22)	(34)
Other	24	15	(23)
	$1,346	87	(98)
SIRIUS XM recognized approximately $3.0 billion of tax benefit during the year ended December 31, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for its recorded deferred tax assets. The Company recognized our portion of this benefit ($1,229 million) based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM.
During the year ended December 31, 2012 we made additional investments in Live Nation common stock, obtaining approximately 11 million shares for $107 million.
We previously recorded our share of earnings (loss) for SIRIUS XM and Live Nation on a three-month lag due to timeliness considerations. We have made additional investments in SIRIUS XM and Live Nation throughout the year and the individual companies have allowed us access to financial information we did not previously have prior to the fourth quarter and we determined it was preferable to start recording our share of earnings (loss) in these entities using the same fiscal periods we use. We note that under relevant GAAP when a Company transitions from a lag in reporting for a subsidiary (consolidated or treated as equity method affiliate) the appropriate presentation is to retrospectively apply the recognition of share of earnings (losses) in the appropriate periods. We have retroactively applied our share of earnings (loss) for all periods presented on a comparable basis. See note 3 in the accompanying consolidated financial statements for additional details.
In January 2013, we acquired an additional 50,000,000 shares of SIRIUS XM's common stock and converted all of our remaining shares of SIRIUS XM's Convertible Perpetual Preferred Stock into 1,293,509,076 shares of SIRIUS XM common stock, giving us more than 50% of the common stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Therefore, we will begin consolidating SIRIUS XM in the first quarter of 2013. We believe that through the application of purchase accounting we will recognize a significant gain on our ownership interest in SIRIUS XM based on the current fair value of SIRIUS XM and our basis in SIRIUS XM. The consolidation of SIRIUS XM will alter the overall financial statement presentation of our company. See note 1 to the accompanying consolidated financial statements to see supplemental information on the Pro Forma impacts of consolidating SIRIUS XM and the impact of the Spin-Off.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Non-strategic Securities(1)	$310	254	669
Borrowed shares(1)	—	(104)	(254)
Net change in Non-strategic Securities(1)	310	150	415
Exchangeable senior debentures (2)	—	(85)	(111)
Other derivatives	(78)	3	(44)
	$232	68	260
___________________________

(1)
Based on the nature of the borrowed share accounting, as described in note 9 in the accompanying consolidated financial statements, gains and (losses) on borrowed shares completely offset the gains and (losses) on the same Non-strategic Securities owned by the Company. During the year ended December 31, 2011 we settled all borrowed share arrangements through the release of those shares, held as collateral, to the counterparty.

(2)	Prior to the Split-Off, all the Exchangeable Senior Debentures were transferred to Liberty Interactive through reattributions in the current or prior years.
Gains (losses) on dispositions.    Gains on dispositions primarily related to gains associated with the repayment of certain SIRIUS XM debt securities in the prior years.
Other, net. The other category increased for the year ended December 31, 2012 as a result of a reversal of a contingent liability as discussed in more detail in note 17 in the accompanying financial statements.
Income taxes.    Our effective tax rate for the years ended December 31, 2012 and 2011 were 30% and 29%, respectively. During the year ended December 31, 2010 we recognized net income tax benefits of $571 million. Our effective tax rate for all three years were impacted for the following reasons:

•
During 2012, our effective tax rate was lower than the federal tax rate of 35% due to tax benefits related to a capital loss realized on the taxable liquidation of a consolidated subsidiary, dividends received deductions and a change in valuation allowance offset slightly by state income taxes.

•
During the fourth quarter of 2011, we recognized previously unrecognized tax benefits of $104 million as we reached an agreement with the IRS with respect to all disputed items reported on our 2010 income tax return.

•
During the fourth quarter of 2010, we recognized a net federal tax benefit of $211 million as we reached an agreement with the IRS with respect to the settlement of derivative contracts reported on our 2009 income tax return. Also during the fourth quarter of 2010, we recognized a deferred tax benefit of $462 million from the sale of certain consolidated subsidiaries (this item was settled as part of the agreement reached with the IRS during the fourth quarter of 2011).

Net earnings.    We had net earnings of $1,412 million, $832 million and $997 million for the years ended December 31, 2012, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Liquidity and Capital Resources
As of December 31, 2012, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio, debt and equity issuances, and dividend and interest receipts.
Liberty does not have a debt rating subsequent to the Split-Off because it has no corporate public debt outstanding.
As of December 31, 2012, the Company had a cash balance of $1,353 million along with additional sources of liquidity of $67 million in short term marketable securities and $1,079 million of Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Our operating businesses have provided, on average, approximately $200 million in annual operating cash flow over the prior three years, almost all this operating cash flow is generated by Starz and with the completion of Spin-Off the operating cash flow of Starz will no longer be available to the Company. At the time of Spin-Off, a cash distribution was made of approximately $1.2 billion from Starz to Liberty which will replace that operating cash flow for the near term. Additionally, on January 18, 2013 the Company obtained a controlling interest in SIRIUS XM which has significant operating cash flows, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest we will not have ready access to such cash flows.

	Years ended December 31,
	2012	2011	2010
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	236	276	44
Net cash provided (used) by investing activities	214	(274)	(484)
Net cash provided (used) by financing activities	(1,167)	(22)	(1,421)

Our primary uses of cash during the years ended December 31, 2012, 2011 and 2010 were additional investments in cost and equity method investees ($1,716 million (primarily purchases of SIRIUS XM and Live Nation common shares during the period), $350 million and $405 million, respectively), the reattribution of cash to Liberty Interactive (prior to the Split-Off) (zero, $264 million and $807 million, respectively), repurchases of shares of Series A common stock of Liberty's various tracking stocks ($323 million, $465 million and $754 million, respectively) and debt repayments ($1,254 million, $59 million and $1,047 million, respectively). These uses of cash were funded by cash provided by operating activities, net sales of short term investments, repayments of loans by cost and equity method investees, proceeds from the settlement of financial instruments, debt borrowings and cash on hand.
The projected uses of Liberty cash are primarily the investment in new or existing businesses. In January 2013, we acquired an additional 50,000,000 shares of SIRIUS XM for approximately $160 million. Additionally, we may use cash for the potential buyback of common stock under our share buyback programs. Between the end of the year and January 31, 2013 we have acquired approximately 620,031 shares of our Series A common stock for $70 million. As of January 11, 2013 the Company no longer has any outstanding debt to service on a go forward basis as all outstanding debt obligations remained with Starz in the Spin-Off. We expect that we will be able to use a combination of cash on hand, including the $1.2 billion discussed above, and other sources of liquidity to fund future cash needs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Starz has entered into an exclusive long-term licensing agreement for theatrically released films from Disney through 2015. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to Starz under the agreement. In addition, Starz is obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony's Columbia Pictures, Screen Gems, Sony Pictures Classics and Tristar labels through 2021, subject to certain limitations. On February 11, 2013, Starz announced a new, multi-year output licensing agreement for theatrically released motion pictures from Sony that extends its relationship with Sony through 2021. The previous agreement had covered motion pictures released theatrically through 2016. The programming fees to be paid by Starz to Disney and Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance of Programming Fees for films that were available for exhibition by Starz at December 31, 2012, is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2012, is payable as follows: $57 million in 2013 and $1 million in 2014.
Under the above output agreements, Starz is also obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $325 million in 2013; $101 million in 2014; $72 million in 2015; $64 million in 2016; $64 million in 2017 and $266 million thereafter.
Starz is also obligated to pay fees for films that have not been released in theatres. Starz is unable to estimate the amounts to be paid under these output agreements for films that have not yet been released in theatres; however, such amounts are expected to be significant.
Liberty guarantees Starz's obligations under certain of its studio output agreements. At December 31, 2012, Liberty's guarantees for obligations for films released by such date aggregated $399 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, LLC, then a wholly-owned subsidiary of Liberty, at December 31, 2012, Liberty has not recorded a separate indirect liability for its guarantee of these obligations as of such date. Following the Spin-Off we will continue to guarantee certain Starz obligations under certain of its studio output agreements and will determine the financial statement impact, if any, in the first quarter of 2013.
The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2012 aggregated $151 million, which is payable as follows: $60 million in 2013, $30 million in 2014, $28 million in 2015, $16 million in 2016 and $17 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below (including Starz obligations).

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt(1)	$540	4	9	15	512
Interest payments(2)	184	27	54	52	51
Programming Fees(3)	950	382	174	128	266
Operating lease obligations	57	12	20	9	16
Employment agreements	151	60	58	33	—
Purchase orders and other obligations	336	292	36	8	—
Total consolidated	$2,218	777	351	245	845
Starz obligations	$2,025	704	283	207	831
Contractual obligations without Starz	$193	73	68	38	14

(1)	Amounts are stated at the face amount at maturity of our debt instruments and capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on our outstanding debt at December 31, 2012, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2012 rates and (iii) assume that our existing debt is repaid at maturity.

(3)	Does not include Programming Fees for films not yet released theatrically, as such amounts cannot be estimated.
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.
Non-Financial Instruments.     Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.
As of December 31, 2012, the intangible assets not subject to amortization for each of our significant reporting units was as follows (amounts in millions):

	Goodwill	Other	Total
Starz, LLC	$132	—	132
ANLBC	180	143	323
Other	20	—	20
Consolidated	$332	143	475
We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31, except for ANLBC which is evaluated as of October 31. The Company adopted current accounting guidance, in the prior and current year, relating to the annual assessments of recoverability of goodwill and other non-amortizable intangibles and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. The accounting guidance adopted was issued to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in the relevant accounting guidance to determine whether it were more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there were any negative macroenomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes. We utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary.
Carrying Value of Investments.     We periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our cost investments are recognized on a separate line in our consolidated statement of operations, and other than temporary declines in fair value of our equity method investments are included in share of losses of affiliates in our consolidated statement of operations.
The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded cost and equity investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our non-public cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.
Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our consolidated statement of operations in the period in which they occur to the extent such decreases are deemed to be other than temporary. Subsequent increases in fair value will be recognized in our consolidated statement of operations only upon our ultimate disposition of the investment.

Program Rights. Programming costs are Starz's most significant individual operating cost.  Program rights for films and television programs exhibited by Starz Networks are generally amortized on a film-by-film basis over the anticipated number of exhibitions. Starz estimates the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content.  Starz generally has rights to two or three separate windows under its pay-television output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated value of each window. Starz has allocated a substantial portion of the programming costs to the first window as first-run content is believed to have greater appeal to subscribers when it is newer and therefore deemed to have greater value to Starz in acquiring and retaining subscribers.  Certain other program rights are amortized to expense using the straight-line method over the respective lives of the agreements.
Additionally, Starz allocates programming costs associated with its original productions between the pay television window and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. Costs allocated to the pay television window are amortized to expense over the anticipated number of exhibitions for each original production while costs associated with the ancillary revenue markets are amortized to expense based on the proportion that current revenue from the original productions bears to an estimate of the remaining unrecognized revenue (ultimate revenue). Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue.
Changes in management's estimate of the anticipated exhibitions of films and original productions on Starz's networks and the estimate of ultimate revenue could result in the earlier recognition of programming costs than anticipated.  Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which could lead to the write-off of additional program rights in future periods and have a significant impact on Starz's future results of operations and financial position.
Income Taxes.     We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position.

Results of Operations - Businesses
Starz, LLC.     Starz provides premium subscription video programming to U.S. Mulitchannel Video Programming Distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the U.S. and throughout the world. Starz is managed by and organized around the Starz Networks (previously referred to as Starz Channels), Starz Distribution and Starz Animation business units. Starz Distribution includes the Home Video, Digital Media and Worldwide Distribution (previously referred to as Television) businesses.
A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through Starz Networks' distributors. Certain of Starz's affiliation agreements with its distributors provide for payments to Starz based on the number of subscribers that receive the Starz Networks' services (“consignment agreements”). Starz also has fixed-rate affiliation agreements with certain of its distributors. Pursuant to these agreements, distributors pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements have various terms ranging from rolling month to month extensions with certain distributors to agreements which last into 2019. Starz's affiliation agreements expire from time to time and are subject to renegotiation with its distributors. Starz agreed to multi‑year extensions with several of its distributors during the fourth quarter of 2012. The financial terms of the extensions related to two distributors are generally less favorable than the financial terms in the prior affiliation agreements. The financial terms of the extensions would have resulted in an approximate reduction of 3% of Starz Networks' revenue for the year ended December 31, 2012, on a proforma basis had the extended agreements been in effect on January 1,

2012. The agreements with these two distributors provide for contractually agreed upon increases in the amounts Starz receives on an annual basis beginning on the first anniversary of the extensions. During the year ended December 31, 2012, approximately 58% of the Starz Networks' revenue was generated by its three largest distributors, Comcast, DIRECTV, and Dish Network, each of which individually generated 10% or more of Starz Networks' revenue for such period.
Starz's operating results were as follows:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Revenue	$1,631	1,615	1,626
Operating expenses	(971)	(928)	(981)
SG&A expenses	(215)	(238)	(302)
Adjusted OIBDA	445	449	343
Stock-based compensation	(20)	(7)	(39)
Depreciation and amortization	(19)	(18)	(23)
Operating income	$406	424	281

Starz's revenue increased $16 million or 1.0% for the year ended December 31, 2012, as compared to the corresponding prior year. Revenue for the year ended December 31, 2012 increased primarily as a result of increases in revenue from the Starz Distribution and Starz Networks' businesses which were partially offset by a decrease in revenue for the Starz Animation business. Starz Networks' revenue represented approximately 78% and 79% of Starz's total revenue for the years ended December 31, 2012 and 2011, respectively. The following table sets forth Starz's total revenue by business:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Starz Networks	$1,277	1,270	1,224
Starz Distribution	321	311	367
Starz Animation	42	46	71
Eliminations	(9)	(12)	(36)
Total Revenue	$1,631	1,615	1,626

Revenue from Starz Networks increased $7 million or 0.6% for the year ended December 31, 2012, as compared to the corresponding prior year. The Starz Networks' growth in revenue for the year ended December 31, 2012 resulted from a $34 million increase due to higher effective rates for the Starz Networks ' services which was partially offset by a $27 million decrease in volume. The decrease in volume was due primarily to the non-renewal of the Netflix agreement and a decrease in consignment subscriptions as discussed below.

The Starz and Encore channels are the primary drivers of Starz Networks' revenue. The following table sets forth information on Starz and Encore subscribers:

	Years ended December 31,
	2012	2011	2010
	in millions
Starz:
Fixed-rate subscriptions	13.0	9.4	8.6
Consignment subscriptions	8.2	10.2	9.6
Total Starz subscriptions	21.2	19.6	18.2
Encore:
Fixed-rate subscriptions	23.2	19.6	19.5
Consignment subscriptions	11.6	13.6	13.3
Total Encore subscriptions	34.8	33.2	32.8
Starz average subscriptions increased 8.2% for the year ended December 31, 2012 as compared to the corresponding prior year and Encore average subscriptions increased 4.8% for the year ended December 31, 2012 as compared to the corresponding prior year. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of December 31, 2012, subscriptions under fixed-rate agreements were 36.2 million while subscriptions under consignment agreements were 19.8 million. As of December 31, 2011, subscriptions under fixed-rate affiliation agreements were 29.0 million while subscriptions under consignment agreements were 23.8 million. The increase in fixed-rate subscriptions includes 3.9 million of subscriptions for certain distributors which moved from consignment to fixed-rate agreements.
Revenue from Starz Distribution increased $10 million or 3.2% for the year ended December 31, 2012 as compared to the corresponding prior year. The increase for the year ended December 31, 2012 as compared to the corresponding prior year is primarily due to increased revenue from the Digital Media and Worldwide Distribution businesses which was offset by a decrease in revenue from the Home Video business. The Digital Media business experienced an increase in revenue from films released under the distribution agreement with The Weinstein Company (“TWC”) while Worldwide Distribution experienced an increase in revenue from distribution of Starz's original programming. The home video business experienced a decrease in revenue from the TWC films released during the year ended December 31, 2012 as compared to the corresponding prior year. This decrease was partially offset by an increase in revenue from the distribution of AMC Network's original series “The Walking Dead” and Starz's original series “Spartacus.” Home Video revenue was positively impacted in 2011 by the release of TWC's “The King's Speech,” which won four Academy Awards®, including Best Picture, Best Actor, Best Director and Best Original Screenplay.
Operating expenses increased $43 million or 4.6% during the year ended December 31, 2012 as compared to corresponding prior year. The increase for the year ended December 31, 2012 as compared to the corresponding prior year is due primarily to higher programming costs and production and acquisition costs.
Programming costs are Starz's largest expense. Programming costs increased $10 million or 1.5% for the year ended December 31, 2012 as compared to the corresponding prior year. Programming costs vary due to costs associated with original productions, the number of films licensed under Starz's output and library programming agreements and the cost per film paid under Starz's output and library agreements. Programming costs for the year ended December 31, 2012 as compared to the prior year have increased due to increased exhibitions of Starz's original programming content and higher production costs related to Starz's 2012 original series as compared to the 2011 series. Partially offsetting this increase in original programming during 2012 is higher utilization of lower cost second window films licensed under Starz's output agreements. We expect programming costs related to original programming to continue to increase in the future as Starz continues to invest in original content.
Production and acquisition costs primarily include the amortization of Starz's investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs and all remaining production and acquisition costs for original productions are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of Starz's ultimate revenue for each original production. The amount of production and acquisition costs that Starz will incur for original productions is impacted by both the number of original productions and the various distribution rights that Starz acquires or retains for these productions. Participation costs represent amounts paid or due to participants under agreements Starz has whereby Starz Distribution distributes content in which a participant has an ownership interest in the content (e.g., TWC, AMC Networks, producers or writers of Starz's original programming, etc.).

Production and acquisition costs increased $34 million or 21.4% for the year ended December 31, 2012 as compared to the corresponding prior year. The increase in production and acquisition costs is primarily due to higher Starz Distribution revenue associated with Starz's original series (which resulted in higher production cost amortization) and a higher gross margin in 2012 on films distributed which was primarily the result of higher advertising and marketing costs in 2011 as described below. In addition, revisions Starz made in ultimate revenue estimates resulted in impairments of $17 million in 2012 as compared to impairments of $13 million in 2011.
Starz's SG&A expenses decreased by $23 million or 9.7% for the year ended December 31, 2012 as compared to the corresponding prior year. The decrease in SG&A expenses for the year ended December 31, 2012 as compared to the corresponding prior year was due primarily to a decrease in advertising and marketing for Starz Distribution and Starz Networks. Advertising and marketing for Starz Distribution was higher in 2011 primarily as a result of the home video release of “The King's Speech.” Advertising and marketing costs for Starz Networks decreased for the year ended December 31, 2012 as compared to the corresponding prior year due to a lower number of original series premieres in 2012 than 2011. However, Starz expects that advertising and marketing costs related to original programming will increase in future periods as Starz continues to invest in original content.
Starz's Adjusted OIBDA decreased $4 million or 0.9% for year ended December 31, 2012, as compared to the corresponding prior year. Starz Distribution's adjusted OIBDA decreased approximately $9 million as increases in production and acquisition costs more than offset Starz Distribution's higher revenue. Starz Networks' adjusted OIBDA increased approximately $4 million primarily due to a decrease in advertising and marketing costs.
ANLBC, Inc. ANLBC's business is primarily driven by the results of the Atlanta Braves Major League Baseball team. Attendance, viewership, partnerships with sponsors and player talent are significant factors in the overall financial success of the organization. For the year ended December 31, 2012 the baseball club increased revenue by $17 million or 8.2% as compared to the prior year, due to slightly greater fan attendance and with a slightly higher average price per ticket. ANLBC's adjusted OIBDA was positively impacted by slightly lower player salaries in 2012. During the year ended December 31, 2011 player salaries were slightly higher as the Braves traded one of their pitchers to another baseball club and agreed to pay a portion of that player's 2012 guaranteed salary in the trade. This freed up additional salary in 2012 to be utilized in the acquisition of additional player talent. This one transaction caused Adjusted OIBDA to go from earnings to a loss for the year ended December 31, 2011. During the year ended December 31, 2012 there was a reduction in amortization which was an incremental improvement to ANLBC's operating loss, as compared to the prior year period, due to certain intangible assets becoming fully amortized throughout 2011.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.

As of December 31, 2012, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
dollar amounts in millions
$5	2.0%	$535	5.09%
The Company is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.
At December 31, 2012, the fair value of our AFS equity securities was $1,392 million. Had the market price of such securities been 10% lower at December 31, 2012, the aggregate value of such securities would have been $139 million lower. Additionally, our stock in SIRIUS XM and Live Nation (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our financial statements.
Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-21. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
See page II-19 for Management's Report on Internal Control Over Financial Reporting.
See page II-20 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty Media Corporation's (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a - 15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2012, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2012, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-20 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:
We have audited Liberty Media Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Media Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Liberty Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Media Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in note 3 to the consolidated financial statements, effective January 1, 2011, the Company adopted ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU 2009-13, Revenue Recognition (Topic 605): Revenue Arrangements. Also as discussed in note 3, in the fourth quarter of 2012, the Company elected to record its share of earnings (loss) in certain equity method investments on a current basis as opposed to a three-month lag, which resulted in retrospective application for all periods presented.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 27, 2013

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011

		Recast
	2012	2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,353	2,070
Trade and other receivables, net	286	288
Program rights	340	388
Short term marketable securities	67	299
Restricted cash	4	709
Deferred income tax assets (note 11)	13	61
Other current assets	148	45
Total current assets	2,211	3,860
Investments in available-for-sale securities and other cost investments (note 6)	1,392	1,859
Investments in affiliates, accounted for using the equity method (note 7)	3,341	563

Property and equipment, at cost	468	504
Accumulated depreciation	(261)	(289)
	207	215

Intangible assets not subject to amortization (note 9)	475	475
Intangible assets subject to amortization, net (note 9)	120	135
Program rights	339	374
Other assets, at cost, net of accumulated amortization	240	238
Total assets	$8,325	7,719

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
December 31, 2012 and 2011

		Recast
	2012	2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$10	15
Accrued liabilities	285	313
Current portion of debt (note 10)	4	754
Deferred revenue	49	63
Other current liabilities	37	85
Total current liabilities	385	1,230
Long-term debt (note 10)	536	541
Deferred revenue	39	39
Deferred income tax liabilities (note 11)	802	409
Other liabilities	131	251
Total liabilities	1,893	2,470
Stockholders' equity (note 12, 14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 111,852,001 and 112,411,965 shares at December 31, 2012 and 2011, respectively	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,886,838 and 9,918,454 shares at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	3,348	3,564
Accumulated other comprehensive earnings, net of taxes	12	29
Retained earnings	3,079	1,665
Total stockholders' equity	6,440	5,259
Noncontrolling interests in equity of subsidiaries	(8)	(10)
Total equity	6,432	5,249
Commitments and contingencies (note 17)
Total liabilities and equity	$8,325	7,719

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Operations
Years ended December 31, 2012, 2011 and 2010

		Recast	Recast
	2012	2011	2010
	amounts in millions,
	except per share amounts
Revenue:
Communications and programming services	$1,999	3,024	2,050
Operating costs and expenses:
Operating	1,201	1,600	1,284
Selling, general and administrative, including stock-based compensation (note 3)	414	396	525
Legal settlement	—	2	(48)
Depreciation and amortization	58	69	94
	1,673	2,067	1,855
Operating income	326	957	195
Other income (expense):
Interest expense	(33)	(21)	(65)
Dividend and interest income	78	79	88
Share of earnings (losses) of affiliates, net (notes 3 and 8)	1,346	87	(98)
Realized and unrealized gains (losses) on financial instruments, net (note 9)	232	68	260
Gains (losses) on dispositions, net	22	(10)	36
Other, net (note 17)	41	5	10
	1,686	208	231
Earnings (loss) from continuing operations before income taxes	2,012	1,165	426
Income tax (expense) benefit (note 11)	(600)	(333)	571
Net earnings (loss)	1,412	832	997
Less net earnings (loss) attributable to the noncontrolling interests	(2)	(4)	(3)
Net earnings (loss) attributable to Liberty stockholders	$1,414	836	1,000

Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	1,414	607	794
Liberty Starz common stock	NA	229	206
	$1,414	836	1,000

Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$11.78	7.14	8.82
Series A and Series B Liberty Starz common stock	NA	4.49	4.12
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$11.40	6.90	8.54
Series A and Series B Liberty Starz common stock	NA	4.32	3.96

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Earnings (Loss)
Years ended December 31, 2012, 2011 and 2010

	Years Ended
	December 31,
		Recast	Recast
	2012	2011	2010
	amounts in millions
Net earnings (loss)	$1,412	832	997
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(3)	(24)	9
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	(13)	—	(21)
Share of other comprehensive earnings (loss) from equity affiliates	—	2	—
Reattribution of other comprehensive earnings from Liberty Interactive	—	—	30
Other	(1)	(3)	1
Other comprehensive earnings (loss)	(17)	(25)	19
Comprehensive earnings (loss)	1,395	807	1,016
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(2)	(4)	(3)
Comprehensive earnings (loss) attributable to Liberty stockholders	$1,397	811	1,019
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	1,397	584	813
Liberty Starz common stock	NA	227	206
	$1,397	811	1,019

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
Years ended December 31, 2012, 2011 and 2010

		Recast	Recast
	2012	2011	2010
	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$1,412	832	997
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58	69	94
Amortization of program rights	759	737	729
Cash payments for program rights	(741)	(769)	(650)
Stock-based compensation	66	32	83
Cash payments for stock-based compensation	(52)	(21)	(204)
Excess tax benefit from stock-based compensation	(146)	(9)	(77)
Noncash interest expense	6	2	—
Share of (earnings) loss of affiliates, net	(1,346)	(87)	98
Realized and unrealized (gains) losses on financial instruments, net	(232)	(68)	(260)
Losses (gains) on disposition of assets, net	(22)	10	(36)
Change in tax accounts from Liberty Interactive, net	—	2	50
Deferred income tax expense (benefit)	450	72	(795)
Other noncash charges (credits), net	(33)	(605)	72
Changes in operating assets and liabilities
Current and other assets	10	(78)	—
Payables and other liabilities	47	157	(57)
Net cash provided (used) by operating activities	236	276	44
Cash flows from investing activities:
Cash proceeds from dispositions	766	17	71
Proceeds (payments) from settlement of financial instruments, net	(9)	—	751
Investments in and loans to cost and equity investees	(1,716)	(350)	(405)
Repayment of loan by Liberty Interactive	—	—	316
Repayment of loans by cost and equity investees	110	217	200
Return of investment in equity method affiliate	165	—	—
Capital expended for property and equipment	(31)	(14)	(16)
Net sales (purchases) of short term investments	232	277	(542)
Net (increase) decrease in restricted cash	705	(153)	(39)
Reattribution of cash to Liberty Interactive	—	(264)	(807)
Other investing activities, net	(8)	(4)	(13)
Net cash provided (used) by investing activities	214	(274)	(484)
Cash flows from financing activities:
Borrowings of debt	500	506	132
Repayments of debt	(1,254)	(59)	(1,047)
Repurchases of Liberty common stock	(323)	(465)	(754)
Taxes paid in lieu of shares issued for stock-based compensation	(181)	(9)	—
Excess tax benefit from stock-based compensation	146	9	77
Other financing activities, net	(55)	(4)	171
Net cash provided (used) by financing activities	(1,167)	(22)	(1,421)
Net increase (decrease) in cash and cash equivalents	(717)	(20)	(1,861)
Cash and cash equivalents at beginning of period	2,070	2,090	3,951
Cash and cash equivalents at end of period	$1,353	2,070	2,090

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity
Years ended December 31, 2012, 2011 and 2010

	Stockholders' equity
		Liberty Capital		Liberty Starz

	Preferred Stock	Series A	Series B	Series A	Series B	Additional Paid-in Capital	Parent's Investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2010 (recast)	$—	$—	$—	$—	$—	$—	$3,446	35	(171)	—	3,310
Net earnings	—	—	—	—	—	—	—	—	1,000	(3)	997
Other comprehensive earnings	—	—	—	—	—	—	—	19	—	—	19
Stock issued upon exercise of stock options	—	—	—	—	—	—	24	—	—	—	24
Stock compensation	—	—	—	—	—	—	22	—	—	—	22
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	77	—	—	—	77
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	(40)	—	—	—	(40)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	(714)	—	—	—	(714)
Impact of reattribution with Liberty Interactive	—	—	—	—	—	—	1,285	—	—	—	1,285
Other	—	—	—	—	—	—	17	—	—	3	20
Balance at December 31, 2010	—	—	—	—	—	—	4,117	54	829	—	5,000
Net earnings	—	—	—	—	—	—	—	—	836	(4)	832
Other comprehensive earnings	—	—	—	—	—	—	—	(25)	—	—	(25)
Stock compensation	—	—	—	—	—	7	16	—	—	—	23
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(9)	—	—	—	—	(9)
Excess tax benefits on stock-based compensation	—	—	—	—	—	9	—	—	—	—	9
Stock issued upon exercise of stock options	—	—	—	—	—	1	6	—	—	—	7
Series A Liberty Starz stock repurchase	—	—	—	—	—	(152)	(213)	—	—	—	(365)
Series A Liberty Capital stock repurchases	—	—	—	—	—	(100)	—	—	—	—	(100)
Impact of reattribution with Liberty Interactive	—	—	—	—	—	—	45	—	—	—	45
Transfer of tax attributes to Liberty Interactive	—	—	—	—	—	—	(59)	—	—	—	(59)
Change in capitalization in connection with Split-off (note 1)	—	1	—	—	—	3,808	(3,809)	—	—	—	—
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	(100)	—	—	(6)	(106)
Other	—	—	—	—	—	—	(3)	—	—	—	(3)
Balance at December 31, 2011	—	1	—	—	—	3,564	—	29	1,665	(10)	5,249
Net earnings	—	—	—	—	—	—	—	—	1,414	(2)	1,412
Other comprehensive loss	—	—	—	—	—	—	—	(17)	—	—	(17)
Stock compensation	—	—	—	—	—	68	—	—	—	—	68
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(181)	—	—	—	—	(181)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity (continued)
Years ended December 31, 2012, 2011 and 2010

	Stockholders' equity
		Liberty Capital		Liberty Starz

	Preferred Stock	Series A	Series B	Series A	Series B	Additional Paid-in Capital	Parent's Investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Excess tax benefits on stock-based compensation	—	—	—	—	—	146	—	—	—	—	146
Stock issued upon exercise of stock options	—	—	—	—	—	7	—	—	—	—	7
Series A Liberty Capital stock repurchases	—	—	—	—	—	(323)	—	—	—	—	(323)
Non-cash benefit from reversal of contingent liability (note 17)	—	—	—	—	—	72	—	—	—	—	72
Other	—	—	—	—	—	(5)	—	—	—	4	(1)
Balance at December 31, 2012	$—	$1	$—	$—	$—	$3,348	$—	$12	$3,079	$(8)	$6,432

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(1)   Basis of Presentation
The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty Spinco, Inc.; see discussion below pertaining to the Spin-Off) ("Liberty" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of (1) certain video programming and other media related assets and businesses previously attributed to the Starz tracking stock group and the Capital tracking stock group of Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) further described in note 2 and (2) Liberty Media Corporation and its consolidated subsidiaries for the period following the date of the Split-Off (defined below). The Split-Off has been accounted for at historical cost due to the pro rata nature of the distribution.
During the second quarter of 2010, Liberty Interactive announced that its board of directors authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was completed on September 23, 2011 following the satisfaction of all conditions to the Split-Off. The Split-Off was effected by means of a redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the businesses, assets and liabilities attributed to the Capital and Starz tracking stock groups of Liberty Interactive in accordance with the terms of a Reorganization Agreement (described below). Immediately following the Split-Off Liberty utilized a tracking stock capital structure similar to that used by Liberty Interactive prior to the Split-Off, with two tracking stock groups: one tracking the businesses, assets and liabilities previously attributed to Liberty Interactive's Capital Group ("Capital Group") and the other tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Starz Group ("Starz Group"). As further discussed in note 2, Liberty eliminated its tracking stock structure in November 2011 through the conversion of Liberty Starz common stock into Liberty Capital common stock.
These financial statements have been presented using the historical presentation of the Liberty Interactive attributed financial information as a basis for the consolidated financial statements. Previous transactions of the Liberty Capital group and Liberty Starz group have been reflected as transactions of Liberty and the historical transactions of the Liberty Interactive group have been treated as transactions of Liberty Interactive for purposes of these financial statements. Previous transactions between either the Liberty Starz group or the Liberty Capital group and the Liberty Interactive group, including all reattributions, have been reflected at historical cost on a prospective basis (i.e., treated as book value transfers rather than retroactive as-if poolings). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Following the Split-Off, Liberty and Liberty Interactive operate as separate publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty and Liberty Interactive entered into certain agreements in order to govern ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement.
The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Split-Off and provisions governing the relationship between Liberty and Liberty Interactive with respect to and resulting from the Split-Off, including cross-indemnities. Pursuant to the Services Agreement, Liberty provides Liberty Interactive with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty Interactive. Prior to the Split-Off these costs were being allocated between the tracking stock groups and these amounts have not been significantly different following the completion of the Split-Off. Under the Facilities Sharing Agreement, Liberty Interactive shares office space with Liberty and related amenities at Liberty's corporate headquarters. Under these various agreements approximately $10 million and $2 million of these allocated expenses were reimbursed to Liberty during the year ended December 31, 2012 and 2011 (since the Split-Off date).
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Liberty and other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreement, Liberty has agreed to indemnify Liberty Interactive, subject to certain limited exceptions, for losses and taxes resulting from the Split-Off to the extent such losses or taxes (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty (applicable to actions or failures to act by Liberty and its subsidiaries following the completion of the Split-Off), (ii) result from the Liberty Capital common stock or the Liberty Starz common stock not being treated as stock of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Liberty, or being treated as Section 306 stock within the meaning of Section 306(c) of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes, (iii) result from the Liberty Interactive common stock, the Liberty Capital common stock, or the Liberty Starz common stock not being treated as stock of Liberty Interactive, or being treated as Section 306 stock within the meaning of Section 306(c) of the Code, for U.S. federal income tax purposes, (iv) result from Section 355(e) of the Code applying to the Split-Off as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty, or (v) result from deferred intercompany items or excess loss accounts that are triggered by the Split-Off, and that would otherwise be allocated to Liberty. In addition, Liberty will be required to indemnify Liberty Interactive for any losses or taxes resulting from the failure of the LEI split-off (a previously completed split-off by Liberty Interactive) and related restructuring transactions to be a tax-free transaction described under Sections 355 and 368(a)(1)(D) (including any such losses or taxes arising as a result of the completion of the Split-Off), except to the extent that such losses or taxes result primarily from, individually or in the aggregate, a breach of certain restrictive covenants made by Liberty Interactive (applicable to actions or failures to act by Liberty Interactive and its subsidiaries following the completion of the Split-Off).
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.
During August 2012, the Board of Directors of Starz (formerly known as Liberty Media Corporation) authorized a plan to distribute to the stockholders of Starz shares of a wholly-owned subsidiary, Liberty Media Corporation ("Liberty" and the “Company” formerly known as Liberty Spinco, Inc.), that holds, as of January 11, 2013, all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Spin-Off"). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. The businesses, assets and liabilities not included in Liberty are part of a separate public company which was renamed Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty will be treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz will continue to be the historical financial statements of Liberty and will present Starz as discontinued operations upon completion of the Spin-Off in the first quarter of 2013. Therefore, for purposes of these financial statements Liberty is treated as the spinnor for purposes of discussion and as a practical matter of describing all the historical information contained herein. The Spin-Off is intended to be tax-free to stockholders of Liberty.
Subsequent to December 31, 2012 two fairly significant transactions were completed which will significantly change the financial statements of Liberty. On January 11, 2013 Liberty completed the Spin-Off, previously discussed, whereas Liberty and Starz are separate public companies. Starz has been treated as an asset held and used, for purposes of these statements as the transaction was not completed until after December 31, 2012 and will be presented as discontinued operations in the first quarter of 2013. Additionally on January 18, 2013 Liberty settled a block transaction with a financial institution taking possession of an additional 50,000,000 shares of SIRIUS XM Radio, Inc. ("SIRIUS XM") as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these two transactions Liberty holds more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Following the transactions, Liberty also appointed certain directors to the board of directors and effectively controls the board as of January 18, 2013. This will result in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty will record a significant gain in the first quarter of 2013 associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty has in SIRIUS XM.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The Pro Forma summarized combined unaudited balance sheets and statements of operation of Liberty using the historical financial statements for both Starz, LLC and SIRIUS XM, not giving effect to any purchase accounting related differences (valuation information was not available at the time for any initial purchase price allocation) which would significantly change these amounts, as if the transactions discussed above occurred for the Balance Sheet data as of such dates and for the Statement of Operations data as if they had occurred on January 1, 2010, are as follows:
Summary Balance Sheet Data:

	December 31, 2012	December 31, 2011
	amounts in millions (unaudited)
Current assets	$2,602	3,281
Investments in available-for-sale securities	$1,392	1,859
Investments in equity method affiliates	$575	482
Other assets	$7,929	6,928
Total assets	$12,498	12,550
Long-term debt	$2,222	2,684
Other liabilities	$3,828	5,591
Noncontrolling interests in equity of subsidiaries	$2,020	350
Equity	$4,428	3,925
Summary Operations Data:

	Years ended December 31,
	2012	2011	2010
	amounts in millions (unaudited)
Revenue	$3,770	$4,424	3,241
Operating income (loss)	789	1,206	377
Interest expense	(272)	(321)	(361)
Share of earnings (loss) of affiliates	(21)	(7)	(57)
Realized and unrealized gains (losses) on financial instruments, net	232	68	260
Less earnings (loss) attributable to the noncontrolling interests	1,737	210	19
Net Earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Capital group	$1,531	726	856
Liberty Starz group	NA	(13)	44

Pro Forma basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Liberty Capital group	$12.76	8.54	9.51
Liberty Starz group	NA	(0.25)	0.88

Pro Forma diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Liberty Capital group	$12.35	8.25	9.20
Liberty Starz group	NA	(0.25)	0.85

This Pro Forma information is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been as if these transactions happened previously and Liberty controlled or discontinued owning these entities during the periods presented.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(2)   Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Immediately following the Split-Off, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the businesses and assets attributed to the Starz Group and Capital Group, respectively. On November 28, 2011, Liberty completed the conversion of each outstanding share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares (the "Conversion"). As a result of the Conversion there are no outstanding shares of Liberty Starz tracking stock at December 31, 2011. The Liberty Capital common stock previously traded under the LCAPA and LCAPB ticker symbols; at the date of conversion the ticker symbols changed to LMCA and LMCB.
While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore no group could own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of tracking stock were stockholders of the Company, with a single board of directors and subject to all of the risks and liabilities of the Company.
Prior to the Split-Off, during the time that Liberty Interactive had separate tracking stocks outstanding, the following changes in attribution were made between the respective tracking stock groups which impacted the attributed results of the tracking stock groups in those historical periods and the consolidated results of Liberty.
On February 25, 2010, Liberty Interactive announced that its board of directors had resolved to effect the following changes in attribution between its Capital Group and its Interactive Group, effective on that date (the "February Reattribution"):

•	the change in attribution from its Interactive Group to its Capital Group of a 14.6% ownership interest in Live Nation Entertainment, Inc.;

•	the change in attribution from its Capital Group to its Interactive Group of the following debt securities:

•	$469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

•	$460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables"); and

•
$492 million in principal amount of 3.5% Exchangeable Senior Debentures due 2031 (the "2031 Exchangeables", and together with the 2029 Exchangeables and the 2030 Exchangeables, the "Exchangeable Notes");

•
the change in attribution from its Capital Group to its Interactive Group of approximately $830 million in net taxable income to be recognized ratably in tax years 2014 through 2018 as a result of the cancellation in April 2009 of $400 million in principal amount of 2029 Exchangeables and $350 million in principal amount of 2030 Exchangeables; and

•	the change in attribution from the Capital Group to the Interactive Group of $807 million in cash.
On September 16, 2010, Liberty Interactive's board of directors approved a change in attribution of its interest in Starz Media, LLC along with $15 million in cash from its Capital Group to its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $55 million owed by the Capital Group to the Starz Group was extinguished, and the Starz Group became attributed with approximately $54 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, certain tax benefits relating to the operation of the Starz Media, LLC business during the time it was attributed to the Capital Group that may be realized from any future sale or other disposition of that business by the Starz Group were attributed to the Capital Group. The Starz Media Reattribution had no impact on the consolidated results of Liberty.
On February 9, 2011, Liberty Interactive's board approved a change in attribution of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable (approximately 22 million shares of Time Warner, Inc., 5 million shares of Time Warner Cable Inc. and 2 million shares of AOL, Inc. with an aggregate carrying value of $1,215 million at the time of the reattribution) and cash of $264 million from its Capital Group to its Interactive Group (the "TWX Reattribution").

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

As discussed in note 1, the Liberty Interactive tracking stock businesses and assets remained with Liberty Interactive Corporation in the Split-Off. Liberty has reflected these reattributions discussed above prospectively for the results attributed to the tracking stock groups in prior periods. In each case, the assets and liabilities were reattributed at their book values rather than the estimated fair values of those assets and liabilities that were considered by our board of directors, among other factors, in approving the applicable reattribution. As a result, on a book value basis a change in attribution is reflected as a transfer of net assets between the tracking stocks. The principal reasons for the difference between fair value and book value is (i) the deferred tax liabilities under GAAP are required to be carried at the gross undiscounted basis difference multiplied by the company's effective tax rate whereas on a fair value basis, these future tax liabilities are not expected to be incurred for many years and therefore their present discounted value is substantially less, and (ii) certain of the senior exchangeable debentures are expected to continue to generate interest deductions for tax purposes in excess of the annual cash coupon over their remaining life, the present value of which is not reflected in the book values of the reattributed assets and liabilities.

(3)    Summary of Significant Accounting Policies

Cash and Cash Equivalents
 Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables
 Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $36 million and $39 million at December 31, 2012 and 2011, respectively. Activity in the periods ended December 31, 2012, 2011 and 2010 included $1 million, $9 million and zero of bad debt charged to expense, respectively, and $2 million, $2 million and $3 million of write-offs, respectively.

Program Rights
The cost of program rights for films and television programs exhibited by Starz Networks are generally amortized on a film-by-film basis over the anticipated number of exhibitions. Starz Networks estimates the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense using the straight-line method over the respective lives of the agreements. Starz Networks generally has rights to two separate windows under its output agreements. For films with multiple windows, the license fee is allocated between the first and second window based upon the proportionate estimated fair value of each window. Considerable management judgment is necessary to estimate the fair value of each window. Changes in estimates could significantly impact programming costs in the future.

Investment in Films and Television Programs
Investment in films and television programs is included in other assets and generally includes the cost of completed films, television programs and original productions which have been produced by Starz or for which Starz has acquired distribution rights, as well as the cost of films, television programs or original productions in production, pre-production and development. Capitalized costs include production costs, including labor, goods and services, interest and allocable overhead, acquisition of distribution rights, acquisition of story rights and the development of stories less the license fee for original productions, which have aired on the Starz linear channels on demand or on the Internet. Starz allocates the cost of its original productions between the license fee for pay television and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The license fee associated with original productions is reclassified to program rights when the program is aired. Investment in films and television programs is stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs are amortized using the individual-film-forecast method, whereby the costs are charged to expense and royalty, participation and residual costs are accrued based on the proportion that current revenue from the films, television programs and original productions bear to an estimate of the remaining unrecognized ultimate revenue. Ultimate revenue estimates do not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series. Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management's future revenue estimates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film or television program. Costs of films, television programs and original productions in development or pre-production are charged to expense when a project is abandoned, or generally if the film, television program or original production has not been set for production within three years from the time of the first capitalized transaction.
Investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film, television program or original production may be impaired. The estimated fair value for each title is determined using the discounted estimated future cash flow of each title. If the estimated fair value of a film, television program or original production is less than its unamortized cost, the excess of unamortized costs over the estimated fair value is charged to expense. Considerable management judgment is necessary to estimate the fair value of investment in films and television programs. Changes in these estimates could significantly impact the impairment analysis in the future.

Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Under other relevant GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statement of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $1,079 million and $1,435 million as of December 31, 2012 and 2011, respectively.
Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.
For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag. The Company's share of net earnings or loss of affiliates also includes any other than temporary declines in fair value recognized during the period.
Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in equity.
The Company continually reviews its equity investments and its AFS securities which are not Non-strategic Securities to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for AFS securities which are not Non-strategic Securities are included in the consolidated

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

Derivative Instruments and Hedging Activities
All of the Company's derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. The Company has entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. None of the Company's derivatives are currently designated as hedges.

The fair value of certain of the Company's derivative instruments are estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period in which equity collars were outstanding, based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Considerable management judgment was required in estimating the Black-Scholes variables.

Property and Equipment
Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.

Intangible Assets
 Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Equity method goodwill is also not amortized, but is evaluated for impairment upon certain triggering events.
The Company performs at least annually an impairment analysis of goodwill and other intangibles. The Company adopted current accounting guidance, in the prior and current year, relating to the annual assessments of recoverability of goodwill and other intangibles and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. The accounting guidance adopted was issued to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there was any negative macroenomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes.
If a step one test would have been necessary based on the qualitative factors the Company would compare the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Noncontrolling Interests
Effective January 1, 2009, the Company adopted guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. Among other matters, (a) the previous limitations on allocation of losses to the noncontrolling interests were eliminated, (b) the noncontrolling interest is reported within equity in the balance sheet and (c) the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statement of income. Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity.

Revenue Recognition
Revenue is recognized as follows:

•
Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. During the year ended December 31, 2012, approximately 58% of the Starz Networks' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated 10% or more of the Starz Networks' revenue for such period.

•
TruePosition earns revenue from the sale and licensing of equipment with embedded software and related service and maintenance. For contracts entered into prior to the adoption of new revenue accounting guidance with multiple element arrangements with vendor specific objective evidence, the Company recognized revenue for each specific element when the earnings process was complete. If vendor specific objective evidence did not exist, revenue was deferred and recognized on a straight-line basis over the remaining term of the maintenance period after all other elements had been delivered. The Company adopted revenue accounting guidance prospectively (see discussion below) so subsequent to January 1, 2011 any new contracts or materially modifed contracts with multiple element arrangements are accounted for based on the relative fair value of each separate element and recognized as earned.

•
Revenue from the sale of DVDs is recognized net of an allowance for estimated returns, on the later of estimated receipt of the product by the customer or after any restrictions on the sale lapse. Revenue from television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement, the license period has begun and is available for telecast or exploitation. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on Starz's participation in box office receipts.

•
Revenue for ticket sales, local radio and television rights, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenues earning during the entire baseball season to the total number of home games during the season. Concession revenue is recognized as commissions are earned from the sale of food and beverage at the stadium in accordance with agreements with the Company's concessions vendors. Major League Baseball (MLB) revenue is earned throughout the year based on an estimate of revenues generated by MLB on behalf of the 30 MLB clubs through the MLB Central Fund and MLB Properties and revenue sharing income or expense.

Accounting guidance was issued to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality and amended outstanding guidance (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

and require an entity to allocate revenue using the relative selling price method. Adoption, at the election of the Company, was either on a prospective basis or by retrospective application.
The Company adopted the revenue guidance on a prospective basis as of January 1, 2011. There was no financial statement impact on that date as a result of the adoption of the accounting guidance. In the first quarter of 2011, TruePosition, a consolidated subsidiary of the Company, entered into an amended contract with AT&T (one of TruePosition's largest customers) that materially changed the terms of the existing contract. The transition provisions of the new accounting guidance require that when a contract is materially modified it is subject to the current accounting requirements. This resulted in TruePosition recognizing revenue for all the delivered elements meeting the separation criteria, previously deferred under the previous accounting guidance. TruePosition recognized approximately $538 million of revenue and $167 million of deferred cost associated with the delivered elements as of the modification date. Previously, TruePosition did not have Vendor Specific Objective Evidence for the undelivered specified upgrade, which changed the timing of revenue recognition for the entire arrangement. Under the current guidance TruePosition utilized the estimated selling price to determine what portion of the overall consideration to allocate to the delivered and undelivered elements. Additionally, TruePosition's contract with T-Mobile expired in mid-2011; however software maintenance services ordered prior to that date continued to be provided through the year ended December 31, 2011. TruePosition had deferred substantially all of the revenue earned from T-Mobile since the inception of the contract due to an obligation to provide specified upgrades which were not delivered and for which no Vendor Specific Objective Evidence existed. Upon expiration of the software maintenance period, this obligation ceased to exist and, accordingly, TruePosition recognized approximately $491 million and $242 million of previously deferred revenue and costs, respectively.
Advertising Costs
Advertising costs generally are expensed as incurred. Advertising expense aggregated $85 million, $114 million and $154 million for the years ended December 31, 2012, 2011 and 2010, respectively. Co-operative marketing costs incurred as part of affiliation agreements with distributors are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

Stock-Based Compensation
As more fully described in note 14, Liberty has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights ("SARs") to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2012	$66
December 31, 2011	$32
December 31, 2010	$83
As of December 31, 2012, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $150 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

Income Taxes
The Company was included in the consolidated tax return of Liberty Interactive through the date of the Split-Off. Following the Split-Off the Company files its own consolidated tax return. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

for each taxing jurisdiction in which the company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income (expense) in the accompanying consolidated statements of operations.

Earnings attributable to Liberty Stockholders Per Common Share
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares that were outstanding for the period at the Company. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares (WASO) of Liberty Capital common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Capital common stock after the Split-Off. Excluded from diluted EPS for the years ended December 31, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Years ended December 31,
	2012	2011	2010
	number of shares in millions
Basic WASO	120	85	90
Stock options	4	3	3
Diluted WASO	124	88	93
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following WASO of Liberty Starz common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Starz common stock immediately after the Split-Off. As discussed in note 2, on November 28, 2011 the Company converted each share of Liberty Starz for .88129 of a share of the corresponding series of Liberty Capital common stock (plus cash in lieu of fractional shares) to eliminate the tracking stock structure. Therefore, as of December 31, 2011, there were zero shares of Liberty Starz Common stock outstanding and the Basic and Diluted EPS calculations are through the Conversion date.

	Years ended December 31,
	2012	2011	2010
	number of shares in millions
Basic WASO	—	51	50
Stock options	—	2	2
Diluted WASO	—	53	52

Reclasses and adjustments
Certain prior period amounts have been reclassified for comparability with the current year presentation. Additionally, the Company added cash flow statement line items (Excess tax benefit from stock-based compensation and Taxes paid in lieu of shares issued for stock-based compensation) to reflect certain tax impacts from option exercises for the current and prior year periods presented.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recurring and nonrecurring fair value measurements, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) amortization of program rights to be its most significant estimates.

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company's consolidated financial statements.

Changes in Accounting Principle
In prior periods the Company elected to record its share of earnings (loss) for SIRIUS XM and Live Nation on a three-month lag due to timeliness considerations. As of December 31, 2012, the Company was able to obtain financial information for both of these equity method affiliates on a more timely basis and determined it was preferable to record the investment in these affiliates on a current basis as opposed to the previous three-month lag. In accordance with the applicable accounting literature this change in accounting requires retrospective application of the accounting treatment, unless it is considered impracticable. As the Company has all the appropriate information to apply the change on a retrospective basis these financial statements have been adjusted to reflect the investments in SIRIUS XM and Live Nation comparatively for prior periods. The balance of investments in affiliates, accounted for using the equity method was less by $4 million and the deferred taxes were more by $2 million, than previously reported, as a result of the retrospective application as of December 31, 2011. Additionally, opening retained earnings (deficit) as of January 1, 2010 is less by $5 million than previously reported.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The following table presents the changes to the respective statement of operations captions in the prior periods as a result of the application of the change in accounting principle on a retrospective basis:

	As Previously Reported	As Adjusted	Difference
	amounts in millions except per share amounts
2011:
Share of earnings (losses) of affiliates, net	$49	87	38
Income tax (expense) benefit	(319)	(333)	(14)
Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	583	607	24
Liberty Starz common stock	229	229	—
	$812	836	24
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Series A and Series B Liberty Capital common stock	$6.86	7.14	0.28
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Series A and Series B Liberty Capital common stock	$6.63	6.90	0.27

2010:
Share of earnings (losses) of affiliates, net	$(64)	(98)	(34)
Income tax (expense) benefit	558	571	13
Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	815	794	(21)
Liberty Starz common stock	206	206	—
	1,021	1,000	(21)
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Series A and Series B Liberty Capital common stock	$9.06	8.82	(0.24)
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Series A and Series B Liberty Capital common stock	$8.76	8.54	(0.22)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Cash paid for interest	$20	12	66

Cash paid (received) for income taxes	$129	193	161

(5)   Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
Liberty's assets and liabilities measured at fair value are as follows:

	December 31, 2012				December 31, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$1,224	1,224	—	—	1,866	1,845	21	—
Short term marketable securities	$67	—	67	—	299	—	299	—
Available-for-sale securities	$1,361	978	383	—	1,851	1,441	410	—
The majority of Liberty's Level 2 financial assets are investments in debt related instruments. The Company notes that these assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. The fair value of debt related instruments in the prior year was based on quoted market prices but not considered to be traded on "active markets," as defined by GAAP. Accordingly, those Available-for-sale securities, financial instruments and debt related instruments are reported in the foregoing table as Level 2 fair value.
(6)   Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. The Company previously had entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of those economic hedges were reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company has elected to account for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities") at fair value. Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	December 31, 2012	December 31, 2011
	amounts in millions
Fair Value Option Securities
Time Warner Inc.(1)	$211	340
Time Warner Cable Inc.	230	150
Sprint Nextel Corporation ("Sprint")(2)	—	44
Viacom, Inc. (3)	192	345
Century Link, Inc.	70	67
Barnes & Noble, Inc.	262	253
Other equity securities	58	34
Other debt securities	56	202
Total Fair Value Option Securities	1,079	1,435
AFS and cost investments
SIRIUS XM debt securities (4)	249	384
Live Nation debt Securities (5)	25	24
Other AFS and cost investments	39	16
Total AFS and cost investments	313	424
	$1,392	1,859
___________________________

(1)
In November 2012, Liberty physically settled a call option on 5 million shares of Time Warner Inc. common stock for proceeds of $225 million offset by a $24 million payment to settle the derivative obligation.

(2)
In November and December 2012, Liberty physically settled call options on 15 million shares of Sprint common stock for proceeds of $84 million offset by a $33 million payment to settle the derivative obligation.

(3)
In the fourth quarter of 2012, Liberty physically settled call options on 2 million shares of Viacom, Inc. common stock for proceeds of $105 million offset by a $6 million payment to settle the derivative obligation.

(4)	During 2012 SIRIUS XM tendered and retired the 13% and 9.75% bonds of which Liberty owned approximately $125 million in principal.

(5)
In June 2011, Liberty acquired an additional 5.5 million shares of Live Nation for $58 million. The additional ownership required the Company to account for the investment as an equity method affiliate. For additional discussion see note 7. Liberty continues to hold debt securities in Live Nation which are included in available-for-sale securities.

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2012		December 31, 2011
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$2	37	1	57
Gross unrealized holding losses (1)	$—	—	—	—
___________________________

(1)	Liberty does not currently have any gross unrealized losses that have been in such position for greater than a year.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(7)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership and market value (level 1) of the more significant investments in affiliates at December 31, 2012, and the carrying amount at December 31, 2011:

	December 31, 2012			December 31, 2011
	Percentage ownership	Market Value	Carrying amount	Carrying amount
		dollar amounts in millions
SIRIUS XM (a)(c)	49%	$9,372	$2,766	82
Live Nation (b)(c)	27%	$469	406	355
Other	various	N/A	169	126
			$3,341	563
The following table presents the Company's share of earnings (losses) of affiliates:

	Years ended December 31,
	2012	2011	2010
SIRIUS XM(a)(c)	$1,367	94	(41)
Live Nation(b)(c)	(45)	(22)	(34)
Other	24	15	(23)
	$1,346	87	(98)
___________________________

(a)
During the year ended December 31, 2012, Liberty acquired an additional 312.5 million shares of SIRIUS XM in the open market for $769 million. Additionally, Liberty settled a forward contract and purchased an additional 302.2 million shares of SIRIUS XM for $649 million. SIRIUS XM recognized a 3.0 billion tax benefit during the year ended December 31, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for its recorded deferred tax assets. The Company recognized its portion of this benefit ($1,229 million) based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM.

(b)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence absent other factors to rebut that presumption, the Company is accounting for the investment as an equity method affiliate. Additionally, during the year ended December 31, 2012 the Company acquired approximately 11 million shares of Live Nation for $107 million.

(c)
The Company made the decision, in the fourth quarter of 2012, to start recording its investments in SIRIUS XM and Live Nation on a current basis instead of on a three-month lag as it had been doing since the equity method of accounting had been applied for each investment. The change in accounting requires retrospective application and as such all periods presented above are on a comparable basis and are of the same periods as the Company's year-end. The effects of this change to the applicable prior period balances are illustrated in note 3.

Sirius XM Radio Inc.
Based on the Company's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, the Company accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. Subsequent to year-end the Company acquired additional shares which increased our voting control of SIRIUS XM over 50% and will consolidate the investment in the first quarter of 2013. For further discussion about the the potential impacts to the consolidated financial statements see note 1.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Summarized unaudited financial information for SIRIUS XM is as follows:
SIRIUS XM Consolidated Balance Sheet

	December 31, 2012	December 31, 2011
	amounts in millions
Current assets	$1,828	1,277
Property and equipment, net	1,572	1,674
Intangible assets	2,520	2,574
Goodwill	1,815	1,835
Deferred tax assets	1,219	—
Other assets	101	136
Total assets	$9,055	7,496
Current liabilities	$2,315	2,248
Deferred tax liabilities	—	1,011
Long-term debt	2,222	2,684
Other liabilities	478	849
Stockholders' equity	4,040	704
Total liabilities and equity	$9,055	7,496

SIRIUS XM Consolidated Statement of Operations

	Years ended December 31,
	2012	2011	2010
		amounts in millions
Revenue	$3,402	$3,015	2,817
Cost of services	(1,230)	(1,122)	(1,099)
Selling, general and administrative expenses	(1,034)	(949)	(915)
Restructuring, impairments and related costs	—	—	(64)
Depreciation and amortization	(266)	(268)	(274)
Operating income	872	676	465
Interest expense	(265)	(305)	(296)
Loss on extinguishment of debt	(133)	(7)	(120)
Other income (loss), net	1	77	(1)
Income tax (expense) benefit	2,998	(14)	(5)
Net income attributable to SIRIUS XM stockholders	$3,473	$427	43
As of December 31, 2012, the SIRIUS XM Preferred Stock and common stock owned had a market value of $9,372 million based on the value of the common stock (level 1) into which it is convertible.

(8)   Financial Instruments
Borrowed Shares
From time to time and in connection with certain of its derivative instruments, the Company borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by the Company have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at the Company's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the consolidated statement of operations.The Company settled all the outstanding

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

borrowed share arrangements in the fourth quarter of 2011 by releasing the shares posted as collateral to the counterparty. The fair value of the available-for-sale securities at the time the shares were released to the counterparty was $1,134 million, which completely offset the $1,134 million financial instrument liability related to the share borrowing arrangement. During the year ended December 31, 2011, other borrowed share arrangements were settled in a similar manner that retired $189 million in financial instrument liabilities through the delivery of $189 million in fair value of available-for-sale securities.
Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2012	2011	2010

Non-strategic Securities(1)	$310	254	669
Borrowed shares(1)	—	(104)	(254)
Net change from Non-strategic securities(1)	310	150	415
Exchangeable senior debentures	—	(85)	(111)
Other	(78)	3	(44)
	$232	68	260

(1) As described above, gains and (losses) on borrowed shares completely offset the gains and (losses) on the same Non-strategic Securities owned by the Company.

(9)    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Starz, LLC	ANLBC	Other	Total
Balance at January 1, 2011	$132	180	20	332
Other	—	—	—	—
Balance at December 31, 2011	132	180	20	332
Other	—	—	—	—
Balance at December 31, 2012	$132	180	20	332
Other intangible assets not subject to amortization are Franchise Rights ($143 million) owned by ANLBC as of December 31, 2012 and 2011. As of December 31, 2012, the accumulated impairment losses for Starz, LLC was $2,960 million.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	December 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Customer relationships	$51	(23)	28	51	(20)	31
Other	563	(471)	92	562	(458)	104
Total	$614	(494)	120	613	(478)	135

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Customer relationships are amortized over 10-14 years. Amortization expense was $23 million, $32 million and $48 million for the years ended December 31, 2012, 2011 and 2010, respectively. Based on its amortizable intangible assets as of December 31, 2012, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2013	$20
2014	$15
2015	$12
2016	$10
2017	$10

(10) Debt
Debt is summarized as follows:

	Outstanding Principal December 31, 2012	Carrying value
		December 31, 2012	December 31, 2011
	amounts in millions
Bank Facility (Repaid in 2012)	—	—	750
Starz 5.00% Senior Notes due 2019	500	500	—
Starz Bank Facility	5	5	505
Other subsidiary debt	35	35	40
Total debt	$540	540	1,295
Less current maturities		(4)	(754)
Total long-term debt		$536	541
Starz 5.00% Senior Notes due 2019
In September 2012, Starz, LLC, a wholly owned subsidiary, issued $500 million aggregate principal amount of 5.00% Senior Notes due September 15, 2019 at par. Proceeds from the notes were used to repay the term loan associated with the Starz Bank Facility.
Starz Bank Facility
In November 2011, Starz, LLC entered into a Credit Agreement that provides for a $1 billion revolving credit facility, with a $50 million sub-limit for standby letters of credit, and $500 million of term loans. Starz may elect that the loans bear interest at a rate per annum equal to the Alternative Base Rate (as defined in the Credit Agreement) plus a margin of 0.5% to 1.5% or the LIBO Rate (as defined in the Credit Agreement) plus a margin of 1.5% to 2.5%, depending on Starz's Consolidated Leverage Ratio (as defined in the Credit Agreement). Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than prepayment of the term loans with the net cash proceeds from any issuance or incurrence of notes or term loans intended primarily for issuance to institutional investors, other than incremental term loans. Any amounts prepaid on the revolving facility may be reborrowed. As discussed above the term loan was repaid in conjunction with issuance of the Starz 5.00% Senior Notes due 2019.

The payment and performance of Starz's obligations under the Credit Agreement are guaranteed by each Material Domestic Subsidiary (as defined in the Credit Agreement) of Starz. In addition, pursuant to Pledge Agreements, the obligations under the Credit Agreement are secured by a pledge of all of Starz's equity interests held directly or indirectly by the Company and a pledge of all equity interests of each Material Domestic Subsidiary held directly or indirectly by Starz. The Credit Agreement provides for release of the pledges if Starz's Consolidated Leverage Ratio is less than 1.50 to 1.00 for two consecutive fiscal quarters.

The Credit Agreement contains certain affirmative and negative covenants, including certain restrictions with respect to liens, mergers, sales of assets, transactions with affiliates, indebtedness, dividends and investments and limitations on Starz's Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the Credit Agreement. As of December 31, 2012

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Starz is in compliance with all of its debt covenants. As of December 31, 2012, Starz had approximately $995 million available under the credit facility.
Subsidiary Debt
Subsidiary debt at December 31, 2012 is comprised of capitalized satellite transponder lease obligations.
Five Year Maturities
The annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2013	$4
2014	$4
2015	$5
2016	$10
2017	$5
Fair Value of Debt
At December 31, 2012 the fair value of the Starz 5.00% Senior Notes was $518 million. Due to its variable rate nature, the Company believes that the carrying amount of its other debt approximated fair value at December 31, 2012.

(11)    Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Current:
Federal	$(146)	(253)	(211)
State and local	(2)	(7)	(8)
Foreign	(2)	(1)	(5)
	(150)	(261)	(224)
Deferred:
Federal	(372)	(33)	734
State and local	(78)	(39)	61
Foreign	—	—	—
	(450)	(72)	795
Income tax benefit (expense)	$(600)	(333)	571

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2012	2011	2010
	amounts in millions
Computed expected tax benefit (expense)	$(704)	(408)	(149)
Disposition of consolidated subsidiaries	—	—	462
Settlements with taxing authorities	—	—	211
Taxable liquidation of a consolidated subsidiary	101	—	—
Dividends received deductions	40	9	7
State and local income taxes, net of federal income taxes	(57)	(28)	36
Change in valuation allowance affecting tax expense	24	(20)	7
Recognition of tax benefits not previously recognized, net	9	109	—
Other, net	(13)	5	(3)
Income tax benefit (expense)	$(600)	(333)	571

For the year ended December 31, 2012 the significant reconciling items, as noted in the table above, are the result of a capital loss realized on the taxable liquidation of a consolidated subsidiary. The realized capital loss was approximately $289 million and as a result a $101 million federal tax benefit was recorded that offset federal tax expense from capital gains realized during the year ended December 31, 2012.
The significant reconciling items for the year ended December 31, 2011 and 2010, as noted in the table above, are the result of settlements reached with the IRS regarding some of our tax positions taken on the Company's prior year tax returns. During the fourth quarter of 2011, the Company and the IRS agreed to certain tax treatments of several disputed items on the Company's 2010 tax return. Upon settlement, the Company recorded additional tax benefit through the statement of operations due to the reversal of certain tax reserves ($104 million) and settled net tax liabilities previously recorded for cash consideration of $136 million. During the fourth quarter of 2010, the Company recognized a net federal tax benefit of $211 million due to an agreement reached with the IRS with respect to settlement of certain derivative contracts reported on the Company's 2009 income tax return.

Additionally, in fourth quarter of 2010, the Company recognized a deferred tax benefit of $462 million from the sale of certain consolidated subsidiaries. This position was settled as part of the agreement reached with the IRS during the fourth quarter of 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2012	2011
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$46	76
Accrued stock compensation	7	41
Other accrued liabilities	42	60
Deferred revenue	16	18
Other future deductible amounts	9	31
Deferred tax assets	120	226
Valuation allowance	(6)	(30)
Net deferred tax assets	114	196
Deferred tax liabilities:
Investments	794	417
Intangible assets	90	100
Other	19	27
Deferred tax liabilities	903	544
Net deferred tax liabilities	$789	348
The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2012	2011
	amounts in millions
Current deferred tax liabilities (assets)	$(13)	(61)
Long-term deferred tax liabilities (assets)	802	409
Net deferred tax liabilities	$789	348
 The Company's net decrease in the valuation allowance was $24 million in 2012. The gross change in valuation allowance that affected tax expense was $24 million.
 At December 31, 2012, the Company had federal net operating loss carryforwards for income tax purposes which, if not utilized to reduce taxable income in future periods, will expire between 2017 and 2027, the majority of which expire in 2017. These net operating loss carryforwards are subject to certain limitations and may not be currently utilized.
A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2012	2011
	amounts in millions
Balance at beginning of year	$34	158
Reductions for tax positions of prior years	(5)	(6)
Lapse of statute and settlements	—	(118)
Balance at end of year	$29	34
        As of December 31, 2012, the Company had recorded tax reserves of $29 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $23 million would be reflected in the Company's tax expense and affect its effective tax rate. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

        As of December 31, 2012, the Company's 2001 through 2008 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2009 through 2011 tax years. The Company's tax loss carryforwards from its 2008 through 2011 tax years are still subject to adjustment. The Company's 2012 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years state income tax returns. The Company does not believe it is reasonably possible that the amount of the Company's gross unrecognized tax benefits will change within the next twelve months.
        As of December 31, 2012, the Company had no accrued interest and penalties recorded related to uncertain tax positions.

(12)    Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's board of directors. As of December 31, 2012, no shares of preferred stock were issued.

Common Stock

Series A Liberty Capital common stock has one vote per share and Series B Liberty Capital common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2012, there were 5.2 million shares of Series A Liberty Capital common stock reserved for issuance under exercise privileges of outstanding stock options.

In addition to the Series A and Series B Liberty Capital common stock there are 2 billion shares of Series C Liberty Capital common stock authorized for issuance.

Purchases of Common Stock

As described in note 2, in November of 2011, Liberty converted each outstanding share of Liberty Starz common stock into 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares. Additionally, in November 2009, Liberty Interactive redeemed 90% of its outstanding Liberty Entertainment common stock for shares of LEI, and the Liberty Entertainment common stock was redesignated as Liberty Starz common stock.

During the year ended December 31, 2010, the Company repurchased 15,632,700 shares of Series A Liberty Capital common stock for aggregate cash consideration of $714 million and 835,700 shares of Series A Liberty Starz common stock for aggregate cash consideration of $40 million.

During the year ended December 31, 2011 the Company repurchased 5,229,166 shares of Series A Liberty Capital common stock for aggregate cash consideration of $365 million and 1,534,200 shares of Series A Liberty Starz common stock for aggregate cash consideration of $100 million.

During the year ended December 31, 2012 the Company repurchased 3,591,271 shares of Series A Liberty Capital common stock for the aggregate cash consideration of $323 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

(13)    Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

On December 17, 2009, the Compensation Committee (the "Committee") of Liberty approved a new compensation arrangement for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term which began on January 1, 2010 and ends December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 200% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause" or terminates his employment without "good reason," he will be entitled only to his accrued base salary and any amounts due under applicable law, and he will forfeit all rights to his unvested restricted shares and unvested options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for good reason, the arrangement provides for him to receive $7.8 million and for his unvested restricted shares and unvested options to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. Lastly, in the case of the CEO's death or his disability, the arrangement provides for a payment of $7.8 million, for his unvested restricted shares and unvested options to fully vest and for his vested and accelerated options to remain exercisable until their respective expiration dates.

Salary compensation related to services provided by the CEO are allocated from Liberty to Liberty Interactive pursuant to the Services Agreement. Any cash bonus attributable to the performance of Liberty and Liberty Interactive is paid directly by Liberty and Liberty Interactive, respectively.

Chairman's Employment Agreement

On December 12, 2008, the Committee determined to modify its employment arrangements with its Chairman of the Board, to permit the Chairman to begin receiving payments in 2009 in satisfaction of Liberty's obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the "8% Plan"), compensation has been deferred by the Chairman since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 8% Plan aggregated approximately $2.4 million at December 31, 2008. Under the second plan (the "13% Plan"), compensation was deferred by the Chairman from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 13% Plan aggregated approximately $20 million at December 31, 2008. Both deferred compensation plans had provided for payment of the amounts owed to him in 240 monthly installments beginning upon termination of his employment. Under his salary continuation plan, the Chairman would have been entitled to receive $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date of the first payment, (the "Base Amount") per month for 240 months beginning upon termination of his employment. The amount owed to the Chairman under the salary continuation plan aggregated approximately $39 million at December 31, 2008. There is no further accrual of interest under the salary continuation plan once payments have begun.

The Committee determined to modify all three plans and began making payments to the Chairman in 2009, while he remains employed by the company. By commencing payments under the salary continuation plan, interest ceased to accrue on the Base Amount. As a result of these modifications, the Chairman will receive 240 equal monthly installments as follows: (1) approximately $20,000 under the 8% Plan; (2) approximately $237,000 under the 13% Plan; and (3) approximately $164,000 under the salary continuation plan.

The Committee also approved certain immaterial amendments to the Chairman's employment agreement intended to comply with Section 409A of the Internal Revenue Code.

(14)    Stock-Based Compensation

Liberty - Incentive Plans

In connection with the Split-Off, awards with respect to Liberty Interactive's Series A and Series B Liberty Starz and Liberty Capital common stock were converted to awards with respect to Liberty's Series A and Series B Liberty Starz and Liberty Capital common stock pursuant to the Liberty Media Corporation Transitional Stock Adjustment Plan (the "Transitional Plan"). Following

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

the Split-Off and the Conversion, the Transitional Plan governs the terms and conditions of such stock options and SARs (collectively, "Awards"), in respect of a maximum of 1 million shares of Liberty Capital common stock at December 31, 2012, to purchase shares of Series A and Series B Liberty Capital common stock. No additional grants may be made pursuant to the Transitional Plan. Therefore, the activity associated with such Awards of Liberty Interactive's Series A and Series B Liberty Starz and Liberty Capital common stock, prior to the Split-Off, have been reflected as Awards of Liberty in the consolidated financial statements.

Pursuant to the Liberty Media Corporation 2011 Incentive Plan (the "2011 Plan"), the Company may grant Awards to be made in respect of a maximum of 23.8 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

Pursuant to the Liberty Media Corporation 2011 Nonemployee Director Incentive Plan, as amended from time to time (the "2011 NDIP"), the Liberty Board of Directors has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.
In November 2011, the Company exchanged each share of outstanding Liberty Starz common stock for 0.88129 shares of Liberty Capital common stock (plus cash in lieu of fractional share interests). The outstanding Liberty Starz stock options, SARs and restricted stock were also exchanged for Liberty Capital stock options, SARs and restricted stock using the same ratio, and an adjustment was made to the strike price, as applicable, using the same ratio. The exchange of stock options, SARs and restricted stock was considered a modification of the previous Award. However, the impact to compensation expense was not significant.
Liberty - Grants of stock options
  Awards granted in 2012, 2011 and 2010 pursuant to the Incentive Plans discussed above are summarized as follows:

	Years ended December 31,
	2012		2011		2010
	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value
Series A Liberty Capital	834,000	$42.04	162,347	$33.95	1,135,622	$19.56
Series A Liberty Capital from Option Exchange	3,713,000	$37.25	—	$—	—	$—
Series A Liberty Starz	NA	NA	496,000	$21.36	887,818	$21.32
During the year ended December 31, 2012, Liberty granted, primarily to Starz employees, 834,000 options to purchase shares of Series A Liberty Capital common stock at a weighted average grant-date fair value of $42.04 per share. These options primarily vest quarterly over a 4 year vesting period.
During the fourth quarter of 2012, the Company entered into a series of transactions with certain officers of Liberty and its subsidiaries, which transactions were associated with stock options, in order to recognize tax deductions in the current year versus future years (the "Option Exchange"). On December 4, 2012 (the "Grant Date"), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of each unvested in-the-money option to acquire shares of LMCA held by certain of its and its subsidiaries' officers (collectively, the “ Eligible Optionholders ”). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LMCA shares (the “Eligible Options”), and:

•
with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option is the closing price per LMCA share on The Nasdaq Global Select Market on the Grant Date;

•	and with respect to each unvested Eligible Option:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

◦
the Eligible Optionholder sold to the Company the shares of LMCA received upon exercise of such unvested Eligible Option on the Grant Date for cash equal to the closing price per LMCA share on The Nasdaq Global Select Market on the Grant Date;

◦
Each Eligible Optionholder used the proceeds of that sale to purchase from the Company at that price an equal number of restricted LMCA shares which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

◦
the Company granted the Eligible Optionholder an unvested new option, with substantially the same terms and conditions as the exercised unvested Eligible Option, except that (a) the number of shares underlying the new option is equal to the number of shares underlying such exercised unvested Eligible Option less the number of restricted shares purchased from the Company as described above and (b) the exercise price of the new option is the closing price per LMCA share on The Nasdaq Global Select Market on the Grant Date.

As a result, the Option Exchange was considered a modification under ASC 718 - Stock Compensation, with the following impacts on compensation expense. The unamortized value of the unvested Eligible Options that were exercised, which is $37 million, will be expensed over the vesting periods of the restricted shares attributable to the exercise of those options. The grant of new vested options resulted in incremental compensation expense in the fourth quarter of 2012 of $24 million. The grant of new unvested options resulted in incremental compensation expense totaling $77 million, which will be amortized over the vesting periods of those options.
The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2012, 2011 and 2010, the range of expected terms was 1.3 to 9.0 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2012, 2011 and 2010 grants.

	Volatility
2012 grants
Liberty Capital options	25.1%	-	54.2%
2011 grants
Liberty Capital options	43.9%	-	54.2%
Liberty Starz options	31.9%	-	31.9%
2010 grants
Liberty Capital options	43.9%	-	47.9%
Liberty Starz options	31.9%	-	33.6%

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Liberty - Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP
	number of Awards in thousands
Outstanding at January 1, 2012	7,665	$36.57
Granted	834	$93.38
Exercised	(1,712)	$22.60
Option Exchange, Exercised	(5,199)	$36.62
Option Exchange, Granted	3,713	$105.56
Forfeited/Cancelled/Exchanged	(82)	$68.13
Outstanding at December 31, 2012	5,219	$98.77
Exercisable at December 31, 2012	1,588	$94.06
There were no grants or exercises of any of the Company's Series B options during 2012.
The following table provides additional information about outstanding Awards to purchase Liberty Capital common stock at December 31, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty Capital	5,219	$98.77	6.5 years	$89,992	1,588	$94.06	6.2 years	$34,853
As of December 31, 2012, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $150 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.
Liberty - Exercises
The aggregate intrinsic value of all options exercised during the years ended December 31, 2012, 2011 and 2010 was $494 million, $46 million and $47 million, respectively. The aggregate intrinsic value of options exercised for the year ended December 31, 2012 includes approximately $358 million related to the intrinsic value of options exercised as a result of the Option Exchange.
Liberty - Restricted Stock
Associated with the Option Exchange the Company issued approximately 1.5 million shares of unvested restricted Liberty Capital common stock. These shares generally vest over the next two years and as the Option Exchange was accounted for as a modification the compensation expense associated with these restricted shares was treated as incremental compensation, as discussed above, and is included in unrecognized compensation costs under the outstanding Awards section above. The Company had approximately 124,000 unvested restricted shares of Liberty common stock held by certain directors, officers and employees of the Company as of December 31, 2012, not issued under the Option Exchange, with a weighted average grant-date fair value of $58.50 per share.
The aggregate fair value of all restricted shares of Liberty Capital common stock that vested during the years ended December 31, 2012, 2011 and 2010 was $10 million, $14 million and $10 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Other
 Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to the Company.

(15)    Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $12 million, $12 million and $12 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(16)    Other Comprehensive Earnings (Loss)
 Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.
 The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Unrealized holding gains (losses) on securities	Other	AOCI
	amounts in millions
Balance at January 1, 2010	42	(7)	35
Other comprehensive loss attributable to Liberty Media Corporation stockholders	18	1	19
Balance at December 31, 2010	60	(6)	54
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(24)	(1)	(25)
Balance at December 31, 2011	36	(7)	29
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(16)	(1)	(17)
Balance at December 31, 2012	20	(8)	12

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2012:
Unrealized holding gains (losses) on securities arising during period	(5)	2	(3)
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(21)	8	(13)
Other	(2)	1	(1)
Other comprehensive earnings	(28)	11	(17)
Year ended December 31, 2011:
Unrealized holding gains on securities arising during period	(39)	15	(24)
Share of earnings (loss) from equity method affiliates	3	(1)	2
Other	(5)	2	(3)
Other comprehensive earnings	(41)	16	(25)
Year ended December 31, 2010:
Unrealized holding losses on securities arising during period	14	(5)	9
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(34)	13	(21)
Reattribution of other comprehensive earnings between tracking stocks	48	(18)	30
Other	2	(1)	1
Other comprehensive loss	30	(11)	19

(17)    Commitments and Contingencies
Film Rights
Starz has entered into an exclusive long-term licensing agreement for theatrically released films from Disney through 2015. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to Starz under the agreement. In addition, Starz is obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony's Columbia Pictures, Screen Gems Sony Pictures Classics and Tristar labels through 2021, subject to certain limitations. On February 11, 2013, Starz announced a new, multi-year output licensing agreement for theatrically released motion pictures from Sony that extends its relationship with Sony through 2021. The previous agreement had covered motion pictures released theatrically through 2016. The programming fees to be paid by Starz to Disney and Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance of Programming Fees for films that were available for exhibition by Starz at December 31, 2012 is reflected as a liability, in other liabilities, in the accompanying consolidated balance sheet. The balance due as of December 31, 2012 is payable as follows: $57 million in 2013 and $1 million in 2014.
Under the above output agreements, Starz is also obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at December 31, 2012. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $325 million in 2013; $101 million in 2014; $72 million in 2015; $64 million in 2016; $64 million in 2017 and $266 million thereafter.
Starz is also obligated to pay fees for films that have not been released in theatres. Starz is unable to estimate the amounts to be paid under these output agreements for films that have not yet been released in theatres; however, such amounts are expected to be significant.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Guarantees
The Company guarantees Starz's obligations under certain of its studio output agreements. At December 31, 2012, the Company's guarantees for obligations for films released by such date aggregated $399 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations. Following the Spin-Off the Company will continue to guarantee certain Starz obligations under certain of its studio output agreements and will determine the financial statement impact, if any, in the first quarter of 2013.
In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification obligations may extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2012 aggregated $151 million, which is payable as follows: $60 million in 2013, $30 million in 2014, $28 million in 2015, $16 million in 2016. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
Operating Leases
 The Company leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $17 million, $16 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively.
 A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2012 follows (amounts in millions):

Years ending December 31:
2013	$12
2014	$11
2015	$9
2016	$7
2017	$2
Thereafter	$16
It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2012.
Litigation
The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants. On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties are negotiating the terms of a stay of the execution of the judgment during the pendency of the appeal.  Vivendi has filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit, and, in that court, Liberty intends to seek a higher rate of pre-judgment interest than what the district court awarded. As a result, the amount that Liberty may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by Liberty will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.
Other
During the period from March 9, 1999 to August 10, 2001, Liberty Interactive (Liberty's former parent) was included in the consolidated federal income tax return of AT&T and was party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). While Liberty Interactive was a subsidiary of AT&T, Liberty Interactive recorded its stand-alone tax provision on a separate return basis. Under the AT&T Tax Sharing Agreement, Liberty Interactive received a cash payment from AT&T in periods when Liberty Interactive generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty Interactive in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. Subsequent to Liberty Interactive's split off from AT&T, if adjustments were made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, Liberty Interactive received cash payments from AT&T aggregating $670 million as payment for Liberty Interactive's taxable losses that AT&T utilized to reduce its income tax liability. AT&T requested a refund from Liberty of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by Liberty Interactive's losses. AT&T had previously asserted that Liberty Interactive's losses caused AT&T to pay $70 million in alternative minimum tax ("AMT") that it would not have been otherwise required to pay had Liberty Interactive's losses not been included in its return.
Liberty indemnified Liberty Interactive for the contingent liability and therefore the liability remained with Liberty after the Split-Off. In prior years, a $72 million contingent liability was recorded through additional paid in capital as these liabilities were considered to have been equity transactions with Liberty Interactive's former parent. Additionally, interest was accrued on the liabilities and recorded through interest expense, until the amounts reached an amount the Company considered to be the maximum exposure under the contingent liability. The total liability recorded, including accrued interest was $128 million. During the year ended December 31, 2012, the Company determined that a requisite amount of time had passed under the applicable state statutes and that the liability should be released. As $72 million was originally set up through additional paid in capital that amount of the liability was relieved against additional paid in capital and the remainder was recorded through the Other, net line item in the Other income (expense) section of the accompanying consolidated Statement of Operations.

(18)    Information About Liberty's Operating Segments
The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation, as discussed below.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, the Company reviews nonfinancial measures such as subscriber growth and penetration.
The Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.
For the year ended December 31, 2012, the Company has identified the following consolidated subsidiaries and equity method affilates as its reportable segments:

•
Starz, LLC—consolidated subsidiary that provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in a wide variety of formats in the United States and throughout the world.

•	ANLBC—consolidated subsidiary that owns and operates the Atlanta Braves Major League Baseball franchise.

•
SIRIUS XM—a 49% owned equity method affiliate that provides a subscription based satellite radio service. SIRIUS XM broadcasts to subscribers over approximately 130 digital-quality channels, including more than 60 channels of 100% commercial-free music, plus exclusive channels of sports, news, talk, entertainment, traffic, weather and data through its two proprietary satellite radio systems -- the Sirius system and the XM system.

During the current year it was determined that SIRIUS XM, due to the change in the investment balance during the year as a result of acquisitions of common stock throughout the period and the significant earnings recognized during the year, was a separate reportable segment. Additionally, TruePosition is no longer considered a reportable segment due to the overall size of the business in comparison to the consolidated results of Liberty. TruePosition in previous years met the quantitative thresholds because of accounting related to certain deferred amounts. We have reflected the results of SIRIUS XM (presented separately) and TruePosition (included in corporate and other) on a comparative basis for all periods presented in the tables below.
The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.
Performance Measures

	Years ended December 31,
	2012		2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz, LLC	$1,631	445	1,615	449	1,626	343
ANLBC	225	22	208	(6)	203	6
SIRIUS XM	3,402	1,202	3,015	997	2,817	863
Corporate and other	143	(17)	1,201	617	221	(25)
Total	5,401	1,652	6,039	2,057	4,867	1,187
Eliminate equity method affiliate	(3,402)	(1,202)	(3,015)	(997)	(2,817)	(863)
Consolidated Liberty	$1,999	450	3,024	1,060	2,050	324

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Other Information

	December 31, 2012			December 31, 2011
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Starz, LLC	$2,173	—	16	$2,630	$—	$8
ANLBC	526	32	2	545	31	1
SIRIUS XM	9,055	—	97	7,496	—	137
Corporate and other	5,626	3,309	13	4,544	532	5
Total	$17,380	3,341	128	$15,215	$563	$151
Eliminate equity method affiliate	$(9,055)	—	(97)	$(7,496)	$—	$(137)
Consolidated Liberty	$8,325	3,341	31	$7,719	$563	$14

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2012	2011	2010

Consolidated segment Adjusted OIBDA	$450	1,060	324
Stock-based compensation	(66)	(32)	(83)
Gain (loss) on legal settlement	—	(2)	48
Depreciation and amortization	(58)	(69)	(94)
Interest expense	(33)	(21)	(65)
Dividend and interest income	78	79	88
Share of earnings (losses) of affiliates, net	1,346	87	(98)
Realized and unrealized gains (losses) on financial instruments, net	232	68	260
Gains (losses) on dispositions, net	22	(10)	36
Other, net	41	5	10
Earnings (loss) from continuing operations before income taxes	$2,012	1,165	426

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(19)    Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2012:
Revenue	$440	537	555	467
Operating income	$89	101	111	25
Earnings from continuing operations	$151	938	220	103
Net earnings (loss) attributable to Liberty Media Corporation stockholders(1):
Series A and Series B Liberty Capital common stock	$150	937	221	106
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share (1):
Series A and Series B Liberty Capital common stock	$1.24	7.87	1.86	0.88
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share(1):
Series A and Series B Liberty Capital common stock	$1.20	7.62	1.80	0.87

(1) The following table presents the amounts reported prior to the application of a change in accounting principle, see note 3 for additional details:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Amounts previously reported:	amounts in millions, except per share amounts
Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	$137	156	1,007
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$1.13	1.31	8.46
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$1.10	1.27	8.19

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2011:
Revenue	$973	538	540	973
Operating income	$459	94	111	293
Net earnings (loss) attributable to Liberty Media Corporation stockholders(2):
Series A and Series B Liberty Capital common stock	$291	63	(103)	356
Series A and Series B Liberty Starz common stock	$52	67	61	49
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share(2):
Series A and Series B Liberty Capital common stock	$3.55	0.78	(1.27)	3.79
Series A and Series B Liberty Starz common stock	$1.02	1.31	1.20	0.98
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share(2):
Series A and Series B Liberty Capital common stock	$3.46	0.78	(1.27)	3.63
Series A and Series B Liberty Starz common stock	$0.98	1.26	1.15	0.94

(2) The following table presents the amounts reported prior to the application of a change in accounting principle, see note 3 for additional details:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Amounts previously reported:	amounts in millions, except per share amounts
Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	279	22	(103)	385
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	3.40	0.27	(1.27)	4.10
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	3.32	0.27	(1.27)	3.93

QuickLinks -- Click here to rapidly navigate through this document

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders presently anticipated to be held in the second quarter of 2013:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2013 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2013.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)    Financial Statements

Included in Part II of this Report:

Page No.
Liberty Media Corporation:

Reports of Independent Registered Public Accounting Firm	II-20 - 21
Consolidated Balance Sheets, December 31, 2012 and 2011	II-22
Consolidated Statements of Operations, Years ended December 31, 2012, 2011 and 2010	II-24
Consolidated Statements of Comprehensive Earnings (Loss), Years ended December 31, 2012, 2011 and 2010	II-25
Consolidated Statements of Cash Flows, Years Ended December 31, 2012, 2011 and 2010	II-26
Consolidated Statements of Equity, Years ended December 31, 2012, 2011 and 2010	II-27
Notes to Consolidated Financial Statements, December 31, 2012, 2011 and 2010	II-29

(a) (2)    Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Separate financial statements for SIRIUS XM Radio Inc. and subsidiaries:

(a) (3)    Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1.
Reorganization Agreement, dated as of August 30, 2011, by and between Liberty Interactive Corporation (f/k/a Liberty Media Corporation) and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty CapStarz, Inc.) (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

2.2
Reorganization Agreement, dated as of January 10, 2013, between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Starz's Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35294) (the “Starz 8-K”))

3 - Articles of Incorporation and Bylaws:

3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2.	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Liberty 8-K).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1.
Specimen certificate for shares of the Registrant's Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 10 filed on October 19, 2012 (File No. 001-35707) (the “Liberty Form 10”)).

4.2.	Specimen certificate for shares of the Registrant's Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty Form 10).

10 - Material Contracts:

10.1.
Form of Liberty Media Corporation 2013 Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 filed on November 30, 2012 (File No. 001-35707) (the “Liberty Form 10 Amendment No. 1”)).

10.2.
Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.3.	Form of Liberty Media Corporation 2013 Nonemployee Director Plan (the “2013 Nonemployee Director Plan”) (incorporated by reference to Exhibit 10.2 to the Liberty Form 10 Amendment No. 1).

10.4.	Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.5.	Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.6.
Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.7	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants.*

10.8.	Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of January 11, 2013).*

10.9.
Tax Sharing Agreement, dated as of September 23, 2011, by and among Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.10.	Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K)

10.11.
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.12.	Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K)

10.13.
Facilities Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.14.	Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)

10.15.
Lease Agreement, dated as of January 11, 2013, by and among Starz, LLC, Liberty Property Holdings, Inc. and, for the limited purposes specified therein, Starz Entertainment, LLC (incorporated by reference to Exhibit 10.5 to the Starz 8-K)

10.16.	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.17.	Aircraft Time Sharing Agreements, dated as of January 11, 2013, by and between Liberty Media Corporation and Starz (incorporated by reference to Exhibit 10.4 to the Starz 8-K).

10.18.
Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the "Liberty Interactive 2009 10-K")).

10.19.	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.20.
Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.21.	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.22.
Amended and Restated Executive Employment Agreement dated September 23, 2011, between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Gregory B. Maffei (incorporated by reference to Exhibit 10.29 to the Starz 2011 10-K).

10.23.	Letter Agreement regarding personal use of Liberty Media's aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation.*

10.24.	Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer.*

10.25.	Consulting Employee Agreement dated effective as of January 1, 2013, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Charles Y. Tanabe.*

18	Preferability Letter of KPMG LLP.*
21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
23.2	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sirius XM Radio Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Radio Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 6, 2013

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Revenue:
Subscriber revenue	$2,962,665	$2,595,414	$2,414,174
Advertising revenue, net of agency fees	82,320	73,672	64,517
Equipment revenue	73,456	71,051	71,355
Other revenue	283,599	274,387	266,946
Total revenue	3,402,040	3,014,524	2,816,992
Operating expenses:
Cost of services:
Revenue share and royalties	551,012	471,149	435,410
Programming and content	278,997	281,234	305,914
Customer service and billing	294,980	259,719	241,680
Satellite and transmission	72,615	75,902	80,947
Cost of equipment	31,766	33,095	35,281
Subscriber acquisition costs	474,697	434,482	413,041
Sales and marketing	248,905	222,773	215,454
Engineering, design and development	48,843	53,435	45,390
General and administrative	261,905	238,738	240,970
Depreciation and amortization	266,295	267,880	273,691
Restructuring, impairments and related costs	—	—	63,800
Total operating expenses	2,530,015	2,338,407	2,351,578
Income from operations	872,025	676,117	465,414
Other income (expense):
Interest expense, net of amounts capitalized	(265,321)	(304,938)	(295,643)
Loss on extinguishment of debt and credit facilities, net	(132,726)	(7,206)	(120,120)
Interest and investment income (loss)	716	73,970	(5,375)
Other (loss) income	(226)	3,252	3,399
Total other expense	(397,557)	(234,922)	(417,739)
Income before income taxes	474,468	441,195	47,675
Income tax benefit (expense)	2,998,234	(14,234)	(4,620)
Net income	$3,472,702	$426,961	$43,055
Unrealized gain on available-for-sale securities	—	—	469
Realized loss on XM Canada investment foreign currency adjustment	—	6,072	—
Foreign currency translation adjustment, net of tax	49	(140)	251
Total comprehensive income	$3,472,751	$432,893	$43,775
Net income per common share:
Basic	$0.55	$0.07	$0.01
Diluted	$0.51	$0.07	$0.01
Weighted average common shares outstanding:
Basic	4,209,073	3,744,606	3,693,259
Diluted	6,873,786	6,500,822	6,391,071
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$520,945	$773,990
Accounts receivable, net	106,142	101,705
Receivables from distributors	104,425	84,817
Inventory, net	25,337	36,711
Prepaid expenses	122,157	125,967
Related party current assets	13,167	14,702
Deferred tax asset	923,972	132,727
Other current assets	12,037	6,335
Total current assets	1,828,182	1,276,954
Property and equipment, net	1,571,922	1,673,919
Long-term restricted investments	3,999	3,973
Deferred financing fees, net	38,677	42,046
Intangible assets, net	2,519,610	2,573,638
Goodwill	1,815,365	1,834,856
Related party long-term assets	44,954	54,953
Long-term deferred tax asset	1,219,256	—
Other long-term assets	12,878	35,657
Total assets	$9,054,843	$7,495,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$587,652	$543,193
Accrued interest	33,954	70,405
Current portion of deferred revenue	1,474,138	1,333,965
Current portion of deferred credit on executory contracts	207,854	284,108
Current maturities of long-term debt	4,234	1,623
Related party current liabilities	6,756	14,302
Total current liabilities	2,314,588	2,247,596
Deferred revenue	159,501	198,135
Deferred credit on executory contracts	5,175	218,199
Long-term debt	2,222,080	2,683,563
Long-term related party debt	208,906	328,788
Deferred tax liability	69	1,011,084
Related party long-term liabilities	18,966	21,741
Other long-term liabilities	85,993	82,745
Total liabilities	5,015,278	6,791,851
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at December 31, 2012 and 2011:
Series A convertible preferred stock; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share at December 31, 2012 and 2011); 6,250,100 and 12,500,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	6	13
Common stock, par value $0.001; 9,000,000,000 shares authorized at December 31, 2012 and 2011; 5,262,440,085 and 3,753,201,929 shares issued and outstanding at December 31, 2012 and 2011, respectively	5,263	3,753
Accumulated other comprehensive income, net of tax	120	71
Additional paid-in capital	10,345,566	10,484,400
Accumulated deficit	(6,311,390)	(9,784,092)
Total stockholders’ equity	4,039,565	704,145
Total liabilities and stockholders’ equity	$9,054,843	$7,495,996

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Convertible Perpetual Preferred Stock, Series B-1		Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2010	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522
Comprehensive income, net of tax	—	$—	—	$—	—	$—	$720	$—	$43,055	$43,775
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	$—	—	$—	6,175,089	$6	$—	$5,265	$—	$5,271
Share-based payment expense	—	$—	—	$—	—	$—	$—	$52,229	$—	$52,229
Exercise of options and vesting of restricted stock units	—	$—	—	$—	19,551,977	$20	$—	$10,819	$—	$10,839
Conversion of preferred stock to common stock	(24,808,959)	$(25)	—	$—	24,808,959	$25	$—	$—	$—	$—
Balance at December 31, 2010	—	$—	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	$(10,211,053)	$207,636
Comprehensive income, net of tax	—	$—	—	$—	—	$—	$5,932	$—	$426,961	$432,893
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	$—	—	$—	1,882,801	$2	$—	$3,480	$—	$3,482
Share-based payment expense	—	$—	—	$—	—	$—	$—	$48,581	$—	$48,581
Exercise of options and vesting of restricted stock units	—	$—	—	$—	13,401,048	$13	$—	$11,540	$—	$11,553
Issuance of common stock upon exercise of warrants	—	$—	—	$—	7,122,951	$7	$—	$(7)	$—	$—
Return of shares under share borrow agreements	—	$—	—	$—	(202,399,983)	$(202)	$—	$202	$—	$—
Balance at December 31, 2011	—	$—	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	$(9,784,092)	$704,145
Comprehensive income, net of tax	—	$—	—	$—	—	$—	$49	$—	$3,472,702	$3,472,751
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	$—	—	$—	1,571,175	$2	$—	$3,521	$—	$3,523
Share-based payment expense	—	$—	—	$—	—	$—	$—	$60,299	$—	$60,299
Exercise of stock options	—	$—	—	$—	214,199,297	$214	$—	$125,695	$—	$125,909
Cash dividends paid on common stock ($0.05)	—	$—	—	$—	—	$—	$—	$(262,387)	$—	$(262,387)
Cash dividends paid on preferred stock on as-converted basis	—	$—	—	$—	—	$—	$—	$(64,675)	$—	$(64,675)
Conversion of preferred stock to common stock	—	$—	(6,249,900)	$(7)	1,293,467,684	$1,294	$—	$(1,287)	$—	$—
Balance at December 31, 2012	—	$—	6,250,100	$6	5,262,440,085	$5,263	$120	$10,345,566	$(6,311,390)	$4,039,565
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$3,472,702	$426,961	$43,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,295	267,880	273,691
Non-cash interest expense, net of amortization of premium	35,924	39,515	42,841
Provision for doubtful accounts	34,548	33,164	32,379
Restructuring, impairments and related costs	—	—	66,731
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	132,726	7,206	120,120
Gain on merger of unconsolidated entities	—	(75,768)	—
Loss on unconsolidated entity investments, net	420	6,520	11,722
Dividend received from unconsolidated entity investment	1,185	—	—
Loss on disposal of assets	657	269	1,017
Share-based payment expense	63,822	53,190	60,437
Deferred income taxes	(3,001,818)	8,264	2,308
Other non-cash purchase price adjustments	(289,050)	(275,338)	(250,727)
Distribution from investment in unconsolidated entity	—	4,849	—
Changes in operating assets and liabilities:
Accounts receivable	(38,985)	(13,211)	(39,236)
Receivables from distributors	(19,608)	(17,241)	(11,023)
Inventory	11,374	(14,793)	(5,725)
Related party assets	9,523	30,036	(9,803)
Prepaid expenses and other current assets	647	8,525	75,374
Other long-term assets	22,779	36,490	17,671
Accounts payable and accrued expenses	46,043	(32,010)	5,420
Accrued interest	(36,451)	(2,048)	(884)
Deferred revenue	101,311	55,336	133,444
Related party liabilities	(7,545)	(1,542)	(53,413)
Other long-term liabilities	3,042	152	272
Net cash provided by operating activities	806,765	543,630	512,895
Cash flows from investing activities:
Additions to property and equipment	(97,293)	(137,429)	(311,868)
Purchase of restricted investments	(26)	(826)	—
Sale of restricted and other investments	—	—	9,454
Release of restricted investments	—	250	—
Return of capital from investment in unconsolidated entity	—	10,117	—
Net cash used in investing activities	(97,319)	(127,888)	(302,414)
Cash flows from financing activities:
Proceeds from exercise of stock options	123,369	11,553	10,839
Payment of premiums on redemption of debt	(100,615)	(5,020)	(84,326)
Repayment of long-term borrowings	(915,824)	(234,976)	(1,262,396)
Repayment of related party long-term borrowings	(126,000)	—	(142,221)
Long-term borrowings, net of costs	383,641	—	1,274,707
Related party long-term borrowings	—	—	196,118
Dividends paid	(327,062)	—	—
Net cash used in financing activities	(962,491)	(228,443)	(7,279)
Net (decrease) increase in cash and cash equivalents	(253,045)	187,299	203,202
Cash and cash equivalents at beginning of period	773,990	586,691	383,489
Cash and cash equivalents at end of period	$520,945	$773,990	$586,691
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$262,039	$258,676	$241,160
Income taxes paid	$4,935	$—	$—
Non-cash investing and financing activities:
Conversion of Series B preferred stock to common stock	$1,294	$—	$—
Capital lease obligations incurred to acquire assets	$12,781	$—	$—
Common stock issuance upon exercise of warrants	$—	$7	$—
Goodwill reduced for exercise of certain stock options	$19,491	$—	$—
In-orbit satellite performance incentive	$—	$—	$21,450
Sale-leaseback of equipment	$—	$—	$5,305
Conversion of Series A preferred stock to common stock	$—	$—	$25

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business & Basis of Presentation

Business

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as SiriusXM On Demand, over the Internet, including through applications for mobile devices. We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles from which we acquire the majority of our subscribers. We also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions. We also derive revenue from other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic, and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and previously owned vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.
Basis of Presentation
Our financial statements include the consolidated accounts for Sirius XM Radio Inc. and subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include asset impairment, depreciable lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets.

(2)	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds, in-transit credit card receipts and highly liquid investments purchased with an original maturity of three months or less.
Equity Method Investments
We hold an equity method investment in Sirius XM Canada. Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of our affiliates as they occur as a component of Other income (expense) in our consolidated statements of comprehensive income.
The difference between our investment and our share of the fair value of the underlying net assets of our affiliates is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

350, Intangibles - Goodwill and Other, which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income (loss) in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other than temporary decline below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.
Property and Equipment
Property and equipment, including satellites, are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation are calculated using the straight-line method over the following estimated useful life of the asset:

Satellite system	2 - 15 years
Terrestrial repeater network	5 - 15 years
Broadcast studio equipment	3 - 15 years
Capitalized software and hardware	3 - 7 years
Satellite telemetry, tracking and control facilities	3 - 15 years
Furniture, fixtures, equipment and other	2 - 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term

We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. We did not record any impairments in 2012, 2011 or 2010.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed during the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. We did not record any impairments in 2012, 2011 or 2010.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. This test is performed during the fourth quarter of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Our indefinite life intangibles include our FCC licenses and trademark. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, established an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. We completed a qualitative assessment during the fourth quarter of 2012 and determined that there was no impairment in 2012. We used independent appraisals to determine the fair value of our FCC licenses and trademark using the Income and the Relief from Royalty approaches, respectively, in 2011 and 2010 and no impairments were recorded.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Other intangible assets with finite lives consists primarily of customer relationships acquired in business combinations, licensing agreements, and certain information technology related costs. These assets are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. We did not record any impairments relating to our intangible assets with finite lives in 2012, 2011 or 2010.

Revenue Recognition

We derive revenue primarily from subscribers, advertising and direct sales of merchandise.

Revenue from subscribers consists of subscription fees, daily rental fleet revenue and non-refundable activation and other fees. Revenue is recognized as it is realized or realizable and earned. We recognize subscription fees as our services are provided. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three and twelve month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation.

We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is broadcast.

Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of equipment.

ASC 605, Revenue Recognition, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Consideration must be allocated at the inception of the arrangement to all deliverables based on their relative selling price, which has been determined using vendor specific objective evidence of selling price of self-pay customers.

Revenue Share

We share a portion of our subscription revenues earned from subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share is recorded as an expense in our consolidated statements of comprehensive income and not as a reduction to revenue.

Programming Costs

Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or period are amortized over the season or period on a straight-line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to Sales and marketing expense on a straight-line basis over the term of the agreement.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Advertising Costs

Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds consist of fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed when the media is aired and production costs are expensed as incurred. During the years ended December 31, 2012, 2011 and 2010, we recorded advertising costs of $139,830, $116,694 and $110,050, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.

Subscriber Acquisition Costs

Subscriber acquisition costs consist of costs incurred to acquire new subscribers and include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to automakers as incentives to purchase, install and activate radios; product warranty obligations; freight; and provisions for inventory allowance. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in Subscriber acquisition costs because we are responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as Subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as Subscriber acquisition costs when the automaker confirms receipt.

We record product warranty obligations in accordance with ASC 460, Guarantees, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. The product warranty period on our products is 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. We record a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold, historical experience, and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the years ended December 31, 2012, 2011 and 2010, we recorded research and development costs of $42,605, $48,574 and $40,043, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.

Share-Based Compensation

We account for equity instruments granted to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments be recognized in the financial statements based on fair value. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period, net of forfeitures. We measure restricted stock awards using the fair market value of the restricted shares of common stock on the day the award is granted.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. In 2012 and 2011, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. In 2010, due to the lack of qualifying actively traded options on our common stock, we utilized a 100% weighting to observable historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

Stock-based awards granted to employees, non-employees and members of our board of directors include warrants, stock options, restricted stock and restricted stock units.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. In determining the period in which related tax benefits are realized for book purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted; excess tax compensation benefits are recorded off balance-sheet as a memo entry until the period the excess tax benefit is realized through a reduction of taxes payable. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

As of December 31, 2012, we maintained a valuation allowance of $9,835 relating to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations. In 2011, we maintained a full valuation allowance of $3,360,740 against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did meet the more likely than not criterion under ASC 740, Income Taxes.

ASC 740 requires a company to first determine whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in Income tax (benefit) expense in our consolidated statements of comprehensive income.

We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of comprehensive income.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input - unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input - observable market data for the same or similar instrument but not Level 1; and iii) Level 3 input - unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.

The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of December 31, 2012 and 2011, the carrying value of our debt was $2,435,220 and $3,013,974, respectively; and the fair value approximated $3,055,076 and $3,506,546, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $120 at December 31, 2012 was primarily comprised of foreign currency translation adjustments related to our interest in Sirius XM Canada. During the years ended December 31, 2012, 2011 and 2010, we recorded a foreign currency translation adjustment of $49, $(140) and $251, respectively, which is recorded net of taxes of $48, $11 and $63, respectively. In addition, during the year ended December 31, 2011, we recorded a loss on our XM Canada investment foreign currency translation adjustment of $6,072. During the year ended December 31, 2010, we recorded an unrealized gain on available-for-sale securities of $469.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. We adopted ASU 2011-04 as of January 1, 2012 and the impact was not material to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral was consistent with the effective date of ASU 2011-05. We adopted ASU 2011-05 as of January 1, 2012 and disclosed comprehensive income in our consolidated statements of comprehensive income. ASU 2011-05 affects financial statement presentation and has no impact on our results of consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. ASU 2012-02 is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted ASU 2012-02 and performed a qualitative assessment to determine whether our indefinite-lived intangible assets were impaired as of the fourth quarter of 2012.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(3)	Earnings per Share

We utilize the two-class method of calculating basic net income per common share, as our Series B Preferred Stock are considered participating securities. Basic net income per common share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. Common stock equivalents of approximately 147,125,000, 419,752,000 and 689,922,000 for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator:
Net income	$3,472,702	$426,961	$43,055
Less:
Allocation of undistributed income to Series B Preferred Stock	(1,084,895)	(174,449)	(17,735)
Dividends paid to preferred stockholders	(64,675)	—	—
Net income available to common stockholders for basic net income per common share	2,323,132	252,512	25,320
Add back:
Allocation of undistributed income to Series B Preferred Stock	1,084,895	174,449	17,735
Dividends paid to preferred stockholders	64,675	—	—
Effect of interest on assumed conversions of convertible debt	38,500	—	—
Net income available to common stockholders for diluted net income per common share	$3,511,202	$426,961	$43,055
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,209,073	3,744,606	3,693,259
Weighted average impact of assumed Series B Preferred Stock conversion	2,215,900	2,586,977	2,586,977
Weighted average impact of assumed convertible debt	298,725	—	—
Weighted average impact of other dilutive equity instruments	150,088	169,239	110,835
Weighted average shares for diluted net income per common share	6,873,786	6,500,822	6,391,071
Net income per common share:
Basic	$0.55	$0.07	$0.01
Diluted	$0.51	$0.07	$0.01

We identified and corrected an immaterial error affecting the historical presentation of basic earnings per share. The adjustment reflects the Series B Preferred Stock held by an affiliate of Liberty Media as participating securities as the holder of such preferred stock may participate in dividends and distributions ratably with the holders of our common stock on an as-converted basis.  Net income per common share-basic for the year ended December 31, 2011 was previously reported as $0.11 and has been adjusted to be $0.07. There was no impact on the previously reported net income per common share-basic for the year ended December 31, 2010 and there was no impact on the previously reported diluted earnings per share for any period presented. The effects of the error were not material to any previously reported quarterly or annual period. The related corrections are reflected in the applicable prior periods.

In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of common stock. For a discussion of subsequent events refer to Note 18.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(4)	Accounts Receivable, net

Accounts receivable, net, are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors. We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay. Bad debt is included in Customer service and billing expense in our consolidated statements of comprehensive income.

Accounts receivable, net, consists of the following:

	December 31, 2012	December 31, 2011
Gross accounts receivable	$117,853	$111,637
Allowance for doubtful accounts	(11,711)	(9,932)
Total accounts receivable, net	$106,142	$101,705

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	December 31, 2012	December 31, 2011
Billed	$53,057	$44,618
Unbilled	51,368	40,199
Total	$104,425	$84,817

(5)	Inventory, net

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our consolidated statements of comprehensive income. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our consolidated statements of comprehensive income.

Inventory, net, consists of the following:

	December 31, 2012	December 31, 2011
Raw materials	$17,717	$24,134
Finished goods	23,779	28,007
Allowance for obsolescence	(16,159)	(15,430)
Total inventory, net	$25,337	$36,711

(6)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. At the date of our annual assessment for 2012 and 2011, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2012, there were no indicators of impairment and no impairment loss was recorded for goodwill during the years ended December 31, 2012, 2011 and 2010. The cumulative balance of goodwill impairment that has been recorded since the Merger is $4,766,190, which was recognized during the year ended December 31, 2008.

During the year ended December 31, 2012, with the release of our deferred income tax valuation allowance, we reduced goodwill by $19,491 related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the Merger. There were no changes in the carrying value of our goodwill during the year ended December 31, 2011.

(7)	Intangible Assets

Intangible assets consist of the following:

		December 31, 2012			December 31, 2011
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(233,317)	146,683	380,000	(191,201)	188,799
Licensing agreements	9.1 years	78,489	(44,161)	34,328	78,897	(34,145)	44,752
Proprietary software	6 years	16,552	(12,777)	3,775	16,552	(11,507)	5,045
Developed technology	10 years	2,000	(883)	1,117	2,000	(683)	1,317
Leasehold interests	7.4 years	132	(79)	53	132	(61)	71
Total intangible assets		$2,810,827	$(291,217)	$2,519,610	$2,811,235	$(237,597)	$2,573,638

Indefinite Life Intangible Assets

We have identified our FCC licenses and the XM trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1	2017
SIRIUS FM-2	2017
SIRIUS FM-3	2017
SIRIUS FM-5	2017
SIRIUS FM-6 (1)
XM-1	2014
XM-2	2014
XM-3	2013
XM-4	2014
XM-5	2018

(1)	We hold an FCC license for our FM-6 satellite, which will expire eight years from when this satellite is launched and placed into operation.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of December 31, 2012, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. At the date of our annual assessment for 2012, our qualitative impairment assessment of fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment. In 2011, we utilized independent appraisals to assist in determining the fair value of our indefinite intangible assets.

As of December 31, 2012, there were no indicators of impairment and no impairment loss was recorded for indefinite intangible assets during the years ended December 31, 2012, 2011 and 2010.

Definite Life Intangible Assets

Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for all definite life intangible assets was $53,620, $59,050 and $66,324 for the years ended December 31, 2012, 2011 and 2010, respectively. Expected amortization expense for each of the fiscal years 2013 through 2017 and for periods thereafter is as follows:

Year ending December 31,	Amount
2013	$47,330
2014	38,852
2015	37,526
2016	31,932
2017	18,968
Thereafter	11,348
Total definite life intangible assets, net	$185,956

(8)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicle. We are currently capitalizing the interest associated with our FM-6 satellite and will continue to do so until its launch. During the year ended December 31, 2010, we also capitalized costs related to our XM-5 satellite and related launch vehicle. We also incur interest costs on all of our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2012	2011	2010
Interest costs charged to expense	$265,321	$304,938	$295,643
Interest costs capitalized	31,982	33,522	63,880
Total interest costs incurred	$297,303	$338,460	$359,523

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $35,924, $39,515 and $42,841 for the years ended December 31, 2012, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(9)	Property and Equipment

Property and equipment, net, consists of the following:

	December 31, 2012	December 31, 2011
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	112,482	112,440
Leasehold improvements	44,938	43,455
Broadcast studio equipment	55,823	53,903
Capitalized software and hardware	232,753	193,301
Satellite telemetry, tracking and control facilities	62,734	60,539
Furniture, fixtures, equipment and other	76,028	60,283
Land	38,411	38,411
Building	57,816	57,185
Construction in progress	417,124	372,508
Total property and equipment	3,041,646	2,935,562
Accumulated depreciation and amortization	(1,469,724)	(1,261,643)
Property and equipment, net	$1,571,922	$1,673,919

Construction in progress consists of the following:

	December 31, 2012	December 31, 2011
Satellite system	$376,825	$343,932
Terrestrial repeater network	17,224	19,194
Other	23,075	9,382
Construction in progress	$417,124	$372,508

Depreciation expense on property and equipment was $212,675, $208,830 and $207,367 for the years ended December 31, 2012, 2011 and 2010, respectively. We retired property and equipment of $5,251 and $12,158 during the years ended December 31, 2012 and 2011.

Satellites

We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1	2000	2013
FM-2	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1	2001	2013
XM-2	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We own four orbiting satellites for use in the Sirius system. We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and five were manufactured by Space Systems/Loral.
During the years ended December 31, 2012 and 2011, we capitalized expenditures, including interest, of $32,893 and $81,189, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(10)	Related Party Transactions

We had the following related party balances at December 31, 2012 and 2011:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Liberty Media	$—	$—	$757	$1,212	$3,980	$9,722	$—	$—	$208,906	$328,788
Sirius XM Canada	13,167	14,702	44,197	53,741	2,776	4,580	18,966	21,741	—	—
Total	$13,167	$14,702	$44,954	$54,953	$6,756	$14,302	$18,966	$21,741	$208,906	$328,788

Liberty Media

In February 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loans. Liberty Media has representatives on our board of directors. In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of our common stock. For a discussion of subsequent events refer to Note 18.

Liberty Media has advised us that as of December 31, 2012 and 2011, respectively, it also owned the following:

	December 31, 2012	December 31, 2011
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	—	50,000
13% Senior Notes due 2013	—	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	211,000	337,000
Less: discounts	2,094	8,212
Total carrying value of debt	$208,906	$328,788

During the year ended December 31, 2012, we redeemed $50,000 of our 9.75% Senior Secured Notes due 2015 and $76,000 of our 13% Senior Notes due 2013 held by Liberty Media as part of the redemption of these Notes in their entirety.

As of December 31, 2012 and 2011, we recorded $3,980 and $9,722, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $30,931, $35,681 and $40,169 for the years ended December 31, 2012, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Sirius XM Canada

In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (“the Canada Merger”). The combined company operates as Sirius XM Canada. We own approximately 46,700,000 Class A shares on a converted basis of CSR, representing a 37.9% equity interest and a 25.0% voting interest.

We had the following related party current asset balances attributable to Sirius XM Canada at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Deferred programming costs and accrued interest	$4,350	$2,500
Dividends receivable	6,176	—
Chip set and other services reimbursement	2,641	7,404
Non-interest bearing note, principal	—	4,798
Total	$13,167	$14,702

In November 2012, Sirius XM Canada declared a special cash dividend of Cdn $0.0825 per Class A shares of stock and Cdn $0.0275 per Class B shares of stock for shareholders of record on November 28, 2012 in addition to a quarterly cash dividend of the same amount for shareholders of record on the same date. We received $1,185 in December 2012 which was recorded as a reduction of our investment balance in Sirius XM Canada. As of December 31, 2012, we recorded a receivable for the remaining balance of the dividend which was due to us.

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs.

We had the following related party long-term asset balances attributable to Sirius XM Canada at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Non-interest bearing note, principal	$404	$410
Carrying value of host contract of debenture	3,877	3,490
Carrying value of embedded derivative of debenture	9	—
Investment balance*	37,983	45,061
Deferred programming costs and accrued interest	1,924	4,780
Total	$44,197	$53,741
* The investment balance includes equity method goodwill and intangible assets of $27,615 and $28,589 for the years ended December 31, 2012 and 2011, respectively.

As a result of the Canada Merger, we hold a non-interest bearing note issued by CSR. We also hold an investment in Cdn $4,000 face value of 8% convertible unsecured subordinated debentures issued by CSR, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss).

Our interest in Sirius XM Canada is accounted for under the equity method. The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment income (loss).

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We had the following related party liability balances attributable to Sirius XM Canada at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Carrying value of deferred revenue for NHL games	$21,742	$24,517
Amounts due to Sirius XM Canada	—	1,804
Total current and long-term liabilities	$21,742	$26,321

In 2005, XM entered into agreements to provide XM Canada, now Sirius XM Canada after the Canada Merger, with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements.

We recorded the following revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2012	2011 *
Royalty income	$31,368	$13,735
Amortization of Sirius XM Canada deferred income	2,776	1,388
Licensing fee revenue	4,500	3,000
Advertising reimbursements	833	417
Total revenue from Sirius XM Canada	$39,477	$18,540
* Sirius XM Canada commenced operations in June 2011.

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income (loss) in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net income was $554 and $1,081 for the years ended December 31, 2012 and 2011, respectively. We recorded amortization expense related to the equity method intangible assets of $974 and $1,556 for the years ended December 31, 2012 and 2011, respectively.

Sirius Canada

We had an equity interest of 49% in Sirius Canada until June 21, 2011 when the Canada Merger closed.

In 2005, we entered into a license and services agreement with Sirius Canada. Pursuant to such agreement, we are reimbursed for certain costs incurred to provide Sirius Canada service, including certain costs incurred for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, we had the right to receive a royalty equal to a percentage of Sirius Canada’s gross revenues based on subscriber levels (ranging between 5% and 15%) and the number of Canadian-specific channels made available to Sirius Canada.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We recorded the following revenue from Sirius Canada. Royalty income is included in Other revenue and dividend income is included in Interest and investment income (loss) in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2011 *	2010
Royalty income	$9,945	$10,684
Dividend income	460	926
Total revenue from Sirius Canada	$10,405	$11,610
* Sirius Canada combined with XM Canada in June 2011.

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by Sirius Canada. Total costs reimbursed by Sirius Canada were $5,253 and $12,185 for the years ended December 31, 2011 and 2010, respectively.

Our share of net earnings or losses of Sirius Canada was recorded to Interest and investment income (loss) in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius Canada’s net loss was $9,717 and $10,257 for the years ended December 31, 2011 and 2010, respectively. The payments received from Sirius Canada in excess of carrying value were $6,748 and $10,281 for the years ended December 31, 2011 and 2010, respectively.

XM Canada

We had an equity interest of 21.5% in XM Canada until June 21, 2011 when the Canada Merger closed.

The Cdn $45,000 standby credit facility we extended to XM Canada was paid and terminated as a result of the Canada Merger. We received $38,815 in cash upon payment of this facility. As a result of the repayment of the credit facility and completion of the Canada Merger, we released a $15,649 valuation allowance related to the absorption of our share of the net loss from our investment in XM Canada as of June 21, 2011.

We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2011 *	2010
Amortization of XM Canada deferred income	$1,388	$2,776
Subscriber and activation fee royalties	5,483	10,313
Licensing fee revenue	3,000	4,500
Advertising reimbursements	833	1,083
Total revenue from XM Canada	$10,704	$18,672
* XM Canada combined with Sirius Canada in June 2011.

Our share of net earnings or losses of XM Canada was recorded to Interest and investment income (loss) in our consolidated statements of comprehensive income on a one month lag. Our share of XM Canada’s net loss was $6,045 and $12,147 for the years ended December 31, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

General Motors and American Honda

We have a long-term distribution agreement with General Motors Company ("GM"). GM had a representative on our board of directors and was considered a related party through May 27, 2010. During the term of the agreement, GM has agreed to distribute our service. We subsidize a portion of the cost of satellite radios and make incentive payments to GM when the owners of GM vehicles with factory- or dealer- installed satellite radios become self-paying subscribers. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with factory- or dealer- installed satellite radios. GM provides certain call-center related services directly to subscribers who are also GM customers for which we reimburse GM.

We make bandwidth available to OnStar LLC for audio and data transmissions to owners of enabled GM vehicles, regardless of whether the owner is a subscriber. OnStar's use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. We also granted to OnStar a certain amount of time to use our studios on an annual basis and agreed to provide certain audio content for distribution on OnStar's services.

We have a long-term distribution agreement with American Honda. American Honda had a representative on our board of directors and was considered a related party through May 27, 2010. We have an agreement to make a certain amount of our bandwidth available to American Honda. American Honda's use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of investment in us. We make incentive payments to American Honda for each purchaser or a Honda or Acura vehicle that becomes a self-paying subscriber and we share with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed satellite radios.

We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

For the Year Ended December 31,
2010 *
GM	$12,759
American Honda	4,990
Total	$17,749
*GM and American Honda were considered related parties through May 2010.

We have incurred the following related party expenses with GM and American Honda:

	For the Year Ended December 31,
	2010 *
	GM	American Honda
Sales and marketing	$13,374	$—
Revenue share and royalties	15,823	3,167
Subscriber acquisition costs	17,514	1,969
Customer service and billing	125	—
Interest expense, net of amounts capitalized	1,421	—
Total	$48,257	$5,136
*GM and American Honda were considered related parties through May 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(11)    Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of December 31, 2012 and 2011, our Long-term restricted investments were $3,999 and $3,973, respectively. During the year ended December 31, 2011, $250 of obligations relating to these letters of credit were terminated and a new letter of credit agreement was entered into for $826 for additional space.

Auction Rate Certificates

Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the year ended December 31, 2010.

(12)    Debt

Our debt consists of the following:

	Conversion Price (per share)	December 31, 2012	December 31, 2011
8.75% Senior Notes due 2015	N/A	$800,000	$800,000
Less: discount		(7,056)	(9,753)
9.75% Senior Secured Notes due 2015	N/A	—	257,000
Less: discount		—	(8,356)
13% Senior Notes due 2013	N/A	—	778,500
Less: discount		—	(39,504)
7% Exchangeable Senior Subordinated Notes due 2014	$1.841	550,000	550,000
Less: discount		(4,112)	(5,956)
7.625% Senior Notes due 2018	N/A	700,000	700,000
Less: discount		(9,647)	(10,898)
5.25% Senior Notes due 2022	N/A	400,000	—
Less: discount		(5,826)	—
Other debt:
Capital leases	N/A	11,861	2,941
Total debt		2,435,220	3,013,974
Less: total current maturities non-related party		4,234	1,623
Total long-term		2,430,986	3,012,351
Less: related party		208,906	328,788
Total long-term, excluding related party		$2,222,080	$2,683,563

8.75% Senior Notes due 2015

In March 2010, we issued $800,000 aggregate principal amount of 8.75% Senior Notes due 2015 (the “8.75% Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 8.75% per annum. The 8.75% Notes mature on April 1, 2015. The 8.75% Notes were issued for $786,000, resulting in an aggregate original issuance discount of $14,000. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 8.75% Notes on a senior unsecured basis.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, we issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries have guaranteed the Exchangeable Notes on a senior subordinated basis.

Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. If a holder of the Exchangeable Notes elects to exchange the notes in connection with a corporate transaction that constitutes a fundamental change, the exchange rate will be increased by an additional number of shares of common stock determined by the Indenture. Due to the special cash dividend in December 2012, the conversion rate increased to 543.1372 shares per common stock per $1,000 principal amount. For a discussion of subsequent events refer to Note 18.

During the year ended December 31, 2012, the common stock reserved for exchange in connection with the Exchangeable Notes were considered to be dilutive in our calculation of diluted net income per share.

7.625% Senior Notes due 2018

In October 2010, we issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum. The 7.625% Notes mature on November 1, 2018. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Notes.

5.25% Senior Notes due 2022

In August 2012, we issued $400,000 aggregate principal amount of 5.25% Senior Notes due 2022 (the “5.25% Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year at a rate of 5.25% per annum. The 5.25% Notes mature on August 15, 2022. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 5.25% Notes.

Senior Secured Revolving Credit Facility

In December 2012, we entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250,000. The Credit Facility is secured by substantially all our assets and the assets of our subsidiaries. The proceeds of loans under the Credit Facility will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. We are also required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.30% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of December 31, 2012, we have not drawn on the Credit Facility.

Retired Debt

9.75% Senior Secured Notes due 2015

In August 2009, we issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due September 1, 2015 (the “9.75% Notes”). The 9.75% Notes were issued for $244,292, resulting in an aggregate original issuance discount of $12,708. Substantially all of our domestic wholly-owned subsidiaries guaranteed our obligations under the 9.75% Notes. The 9.75% Notes and related guarantees were secured by first-priority liens on substantially all of our assets and the assets of the guarantors.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

During the year ended December 31, 2012, we purchased $257,000 in aggregate principal amount of the 9.75% Notes for an aggregate purchase price, including interest, of $281,698. We recognized an aggregate loss on the extinguishment of the 9.75% Notes of $22,184 during the year ended December 31, 2012, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

13% Senior Notes due 2013

In July 2008, we issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). The 13% Notes would have matured on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guaranteed our obligations under the 13% Notes.

During the year ended December 31, 2012, we purchased $778,500, in aggregate principal amount of the 13% Notes for an aggregate purchase price, including interest, of $879,133. We recognized an aggregate loss on the extinguishment of the 13% Notes of $110,542 during the year ended December 31, 2012, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

3.25% Convertible Notes due 2011

In 2011, we purchased $168,113 of our then outstanding 3.25% Convertible Notes due 2011 (the "3.25% Notes") at prices between 100.75% and 101% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $2,291 for the year ended December 31, 2011, which consisted primarily of cash premiums paid, unamortized discount and deferred financing fees. The remainder of the 3.25% Notes was paid upon maturity in the fourth quarter of 2011.

11.25% Senior Secured Notes due 2013

In October 2010, we purchased $489,065 in aggregate principal amount of our 11.25% Senior Secured Notes due 2013 (the "11.25% Notes"). The aggregate purchase price for the 11.25% Notes was $567,927. We recorded an aggregate loss on extinguishment of the 11.25% Notes of $85,216, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our 2010 consolidated statements of comprehensive income. The remainder of the 11.25% Notes of $36,685 was purchased in January 2011 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 associated with this purchase was recorded during the year ended December 31, 2011.

Covenants and Restrictions

Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage would be no greater than 5.0 times consolidated operating cash flow after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. We also must comply with a maintenance covenant that we not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0.

Under our debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) a judgment for payment of money exceeding a specified aggregate amount; and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.

At December 31, 2012 and 2011, we were in compliance with our debt covenants.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(13)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We were authorized to issue up to 9,000,000,000 shares of common stock as of December 31, 2012 and 2011. There were 5,262,440,085 and 3,753,201,929 shares of common stock issued and outstanding as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, approximately 1,885,629,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

Special Dividend Declared, $0.05 per share

On December 5, 2012, we declared a special cash dividend of $0.05 per share on our outstanding common stock and preferred stock, on an as-converted basis, to stockholders of record as of the close of business on December 18, 2012. The dividend was paid in cash on December 28, 2012 in the amount of $327,062.

Stock Repurchase Program

In December 2012, we announced that our board of directors approved a $2,000,000 common stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions. As of December 31, 2012, we have not repurchased any shares.

Share Lending Arrangements

To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $0.001 per share. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed. In October 2011, MS and UBS returned the remaining 202,400,000 shares loaned. The returned shares were retired upon receipt and removed from outstanding common stock. The share lending agreements have been terminated. Under GAAP, the borrowed shares were not considered outstanding for the purpose of computing and reporting our net income per common share.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $12,402, $11,189 and $10,095 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the unamortized balance of the debt issuance costs was $27,652, with $27,099 recorded in Deferred financing fees, net, and $553 recorded in Long-term related party assets. As of December 31, 2011, the unamortized balance of the debt issuance costs was $40,054, with $39,253 recorded in Deferred financing fees, net, and $801 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated.

Other

In January 2004, Sirius Satellite Radio Inc. signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, Sirius delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $1,568 and $5,852 in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the value of the common stock was fully expensed.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Preferred Stock, par value $0.001 per share

We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2012 and 2011. There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of December 31, 2012 and 2011.

There were 6,250,100 and 12,500,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2012 and 2011, respectively. In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of common stock. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 20% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and ranks senior to our common stock. For a discussion of subsequent events refer to Note 18.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution, programming and satellite purchase agreements. As of December 31, 2012 and 2011, approximately 18,455,000 and 22,506,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. Warrants were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive for the year ended December 31, 2012. The warrants expire at various times through 2015. At December 31, 2012 and 2011, the weighted average exercise price of outstanding warrants was $2.55 and $2.63 per share, respectively. We did not incur warrant related expenses during the years ended December 31, 2012, 2011 or 2010.

			Number of Warrants Outstanding
			December 31,
(warrants in thousands)	Average Exercise Price	Expiration Date	2012	2011
NFL	$2.50	March 2015	16,667	16,718
Ford	$3.00	October 2012	—	4,000
Other distributors and programming providers	$3.00	June 2014	1,788	1,788
Total			18,455	22,506

In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock. In October 2012, the 4,000,000 Ford warrants expired.

Rights Plan

In April 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 29, 2009 (the “Rights Plan”). The Rights Plan was intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (assuming for purposes of this calculation that all of our outstanding convertible preferred stock was converted into common stock) without the approval of our board of directors. The Rights Plan expired on August 1, 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(14)	Benefit Plans

We recognized share-based payment expense of $63,822, $51,622 and $54,585 for the years ended December 31, 2012, 2011 and 2010, respectively.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2012, approximately 143,243,000 shares of common stock were available for future grants under the 2009 Plan.

Other Plans

We maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. No further awards may be made under these plans.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.8%	1.1%	1.7%
Expected life of options — years	5.06	5.27	5.28
Expected stock price volatility	49%	68%	85%
Expected dividend yield	0%	0%	0%

We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is set to zero for all periods.

There were no options granted to third parties, other than non-employee members of our board of directors, during the years ended December 31, 2012, 2011 and 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based payment plans for the years ended December 31, 2012, 2011 and 2010 (options in thousands):

	Options	Weighted- Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	364,792	$1.44
Granted	71,179	$0.97
Exercised	(19,360)	$0.56
Forfeited, cancelled or expired	(14,741)	$3.58
Outstanding as of December 31, 2010	401,870	$1.32
Granted	77,450	$1.80
Exercised	(13,300)	$0.87
Forfeited, cancelled or expired	(26,440)	$4.15
Outstanding as of December 31, 2011	439,580	$1.25
Granted	58,626	$2.53
Exercised	(214,199)	$0.59
Forfeited, cancelled or expired	(9,495)	$3.09
Outstanding as of December 31, 2012	274,512	$1.92	7.29	$320,751
Exercisable as of December 31, 2012	93,822	$2.53	5.19	$89,517

(1)
The weighted-average exercise price for options outstanding and exercisable as of December 31, 2012 in the table above have been adjusted to reflect the reduction to the exercise price related to the December 28, 2012 special cash dividend.

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $1.09, $1.04 and $0.67, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $399,794, $13,408 and $13,261, respectively.

On December 5, 2012, we declared a special cash dividend of $0.05 per share on our outstanding common stock and preferred stock, on an as-converted basis, to stockholders of record as of the close of business on December 18, 2012. The dividend was paid in cash on December 28, 2012. The compensation committee of our board of directors, which administers our stock incentive plans, adjusted the exercise price of stock options issued under the plans by decreasing the exercise price by $0.05 per share. The stock options outstanding as of December 18, 2012 were adjusted on December 28, 2012. This adjustment did not result in any additional incremental share-based payment expense being recognized.

We recognized share-based payment expense associated with stock options of $60,299, $48,038 and $44,833 for the years ended December 31, 2012, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the years ended December 31, 2012, 2011 and 2010 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of January 1, 2010	6,919	$2.65
Granted	—	$—
Vested restricted stock awards	(4,039)	$2.85
Vested restricted stock units	(192)	$2.92
Forfeited	(291)	$2.72
Nonvested as of December 31, 2010	2,397	$2.57
Granted	—	$—
Vested restricted stock awards	(1,854)	$3.30
Vested restricted stock units	(101)	$3.08
Forfeited	(21)	$3.05
Nonvested as of December 31, 2011	421	$1.46
Granted	8	$—
Vested restricted stock awards	—	$—
Vested restricted stock units	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2012	429	$1.46

The total intrinsic value of restricted stock and restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $0, $3,178 and $3,927, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $0, $543 and $7,397 for the years ended December 31, 2012, 2011 and 2010, respectively.

No restricted stock units were granted during 2011 or 2010. In connection with the special cash dividend paid in December 2012, we granted 8,000 incremental restricted stock units to prevent the economic dilution of the holders of our restricted stock units. This grant did not result in any additional incremental share-based payment expense being recognized.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at December 31, 2012 and December 31, 2011, net of estimated forfeitures, was $129,010 and $129,983, respectively. The total unrecognized compensation costs at December 31, 2012 are expected to be recognized over a weighted-average period of three years.

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary. For the years ended December 31, 2012, 2011 and 2010, these matching contributions were made in the form of shares of our common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan was $3,523, $3,041 and $2,356 for the years ended December 31, 2012, 2011 and 2010, respectively.

We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions are determined by the compensation committee of our board of directors. We did not contribute to the profit sharing portion of the Sirius XM Plan in 2012, 2011 or 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations	$4,234	$553,406	$803,355	$866	$—	$1,100,000	$2,461,861
Cash interest payments	186,552	186,918	113,285	78,193	78,865	158,375	802,188
Satellite and transmission	67,170	27,620	13,874	4,351	3,484	20,334	136,833
Programming and content	219,450	187,964	173,959	23,613	11,125	—	616,111
Marketing and distribution	20,825	12,650	6,385	3,878	568	381	44,687
Satellite incentive payments	9,211	12,377	11,478	12,311	13,259	69,066	127,702
Operating lease obligations	38,434	32,190	34,805	24,727	18,568	206,426	355,150
Other	59,848	21,534	3,572	1,071	278	23	86,326
Total (1)	$605,724	$1,034,659	$1,160,713	$149,010	$126,147	$1,554,605	$4,630,858

(1)
The table does not include our reserve for uncertain tax positions, which at December 31, 2012 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

Long-term debt obligations.    Long-term debt obligations include principal payments on outstanding debt and capital lease obligations.

Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.

Satellite and transmission.    We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct a satellite and related launch vehicle for use in our systems.

Programming and content.    We have entered into various programming agreements. Under the terms of these agreements, our obligations include fixed payments, advertising commitments and revenue sharing arrangements.

Marketing and distribution.    We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of satellite radios into vehicles they manufacture. In addition, in the event certain new products are not shipped by a distributor to its customers within 90 days of the distributor’s receipt of goods, we have agreed to purchase and take title to the product.

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of December 31, 2012, we have accrued $27,832 related to contingent in-orbit performance payments for our XM-3 and XM-4 satellites based on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, a manufacturer of our in-orbit satellites, may be entitled to future in-orbit performance payments. As of December 31, 2012, we have accrued $8,663 and $21,450 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on their expected operating performance over their fifteen-year design life.

Operating lease obligations.    We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2012, 2011 and 2010 was $37,474, $34,143 and $36,652, respectively.

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.

We do not have any other significant off-balance sheet financing arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Legal Proceedings

In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below. These claims are at various stages of arbitration or adjudication.

State Consumer Investigations. A Multistate Working Group of 31 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.

A separate investigation into our consumer practices is being conducted by the Attorneys General of the State of Florida and the State of New York. We are cooperating with these investigations and believe our consumer practices comply with all applicable federal and state laws and regulations.

One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern's production company, and Don Buchwald, Stern's agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleged that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. In April 2012, the Court granted our motion for summary judgment and dismissed with prejudice the suit. The Court found the agreement unambiguous. One Twelve and Buchwald have appealed this decision.

Other Matters. In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these other actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(16)    Income Taxes

Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$—	$—	$—
State	1,319	3,229	942
Foreign	2,265	2,741	1,370
Total current taxes	3,584	5,970	2,312
Deferred taxes:
Federal	(2,729,823)	3,991	4,163
State	(271,995)	4,273	(1,855)
Total deferred taxes	(3,001,818)	8,264	2,308
Total income tax (benefit) expense	$(2,998,234)	$14,234	$4,620

The following table indicates the significant elements contributing to the difference between the federal tax (benefit) expense at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2012	2011	2010
Federal tax expense, at statutory rate	$166,064	$154,418	$16,678
State income tax expense, net of federal benefit	16,606	15,751	1,620
State income rate changes	2,251	3,851	(2,252)
Non-deductible expenses	477	457	4,130
Change in valuation allowance	(3,195,651)	(166,452)	(21,749)
Other, net	12,019	6,209	6,193
Income tax (benefit) expense	$(2,998,234)	$14,234	$4,620

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are represented below:

	For the Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,493,239	$3,025,621
GM payments and liabilities	80,742	194,976
Deferred revenue	511,700	410,812
Severance accrual	46	21
Accrued bonus	23,798	17,296
Expensed costs capitalized for tax	26,569	35,227
Loan financing costs	428	1,575
Investments	39,915	40,880
Stock based compensation	64,636	89,862
Other	34,705	42,924
Total deferred tax assets	3,275,778	3,859,194
Deferred tax liabilities:
Depreciation of property and equipment	(185,007)	(405,892)
FCC license	(772,550)	(781,742)
Other intangible assets	(165,227)	(188,988)
Other	—	(189)
Total deferred tax liabilities	(1,122,784)	(1,376,811)
Net deferred tax assets before valuation allowance	2,152,994	2,482,383
Valuation allowance	(9,835)	(3,360,740)
Total net deferred tax asset (liability)	$2,143,159	$(878,357)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law. Management's evaluation of the realizability of deferred tax assets considers both positive and negative evidence, including historical financial performance, scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.

For the year ended December 31, 2012, our deferred tax asset valuation allowance decreased by $3,350,905 in response to cumulative positive evidence in 2012 which outweighed the historical negative evidence from our emergence from cumulative losses in recent years and updated assessments regarding that it was more likely than not that our deferred tax assets will be realized.  Realization of the net deferred tax assets is dependent on our generation of sufficient future taxable income to obtain benefit from the reversal of temporary differences, primarily related to gross net operating loss carryforwards of approximately $6,571,519. In addition to the gross book net operating loss carryforwards, we have $599,153 of excess share-based compensation deductions that will not be realized until we utilize $6,571,519 of net operating losses, resulting in an approximate gross operating loss carryforward on our tax return of $7,170,672 or $2,493,239 tax effected. As of December 31, 2012, the deferred tax asset valuation allowance of $9,835 relates to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations. These net operating loss carryforwards expire on various dates beginning in 2017 and ending in 2028.

There is no current U.S. federal income tax provision, as all federal taxable income was offset by utilizing U.S. federal net operating loss carryforwards. The state income tax provision is primarily related to taxable income in certain states that have suspended the ability to use net operating loss carryforwards. The foreign income tax provision is primarily related to foreign withholding taxes related to royalty income between us and our Canadian affiliate.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2012 and 2011, the gross liability for income taxes associated with uncertain state tax positions was $1,432, respectively. If recognized, $1,432 of unrecognized tax benefits would affect the effective tax rate. This liability is recorded in Other long-term liabilities. No penalties have been accrued for. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2012 will significantly increase or decrease during the twelve-month period ending December 31, 2013; however, various events could cause our current expectations to change in the future. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. We have recorded interest expense of $55 and $92 for the years ended December 31, 2012 and 2011, respectively, related to our unrecognized tax benefits presented below.

Changes in our uncertain income tax positions, from January 1 through December 31 are presented below:

	2012	2011
Balance, beginning of year	$1,432	$942
Additions for tax positions from prior years	—	490
Balance, end of year	$1,432	$1,432

We have federal and certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse affect on our financial position or results of operations.

(17)    Quarterly Financial Data--Unaudited

Our quarterly results of operations are summarized below:

	For The Three Months Ended
	March 31	June 30	September 30	December 31
2012
Total revenue	$804,722	$837,543	$867,360	$892,415
Cost of services	$(292,309)	$(293,975)	$(314,204)	$(328,882)
Income from operations	$199,238	$227,942	$231,749	$213,096
Net income	$107,774	$3,134,170	$74,514	$156,244
Net income per common share--basic (1) (2)	$0.02	$0.49	$0.01	$0.02
Net income per common share--diluted (1)	$0.02	$0.48	$0.01	$0.02
2011
Total revenue	$723,839	$744,397	$762,550	$783,738
Cost of services	$(270,689)	$(273,331)	$(277,360)	$(299,719)
Income from operations	$164,172	$172,982	$184,488	$154,475
Net income	$78,121	$173,319	$104,185	$71,336
Net income per common share--basic (1) (2)	$0.01	$0.03	$0.02	$0.01
Net income per common share--diluted (1)	$0.01	$0.03	$0.02	$0.01

(1)
The sum of quarterly net income per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net income per share for the year due to the timing of our common stock issuances.

(2)
We identified and corrected an immaterial error affecting the historical presentation of basic earnings per share. The adjustment reflects the Series B Preferred Stock held by Liberty Media as participating securities as the holders of such preferred stock may participate in dividends and distributions ratably with holders of our common stock on an as-converted basis as disclosed in Footnote 3. The effects of the error were not material to any previously reported quarterly or annual period. The corrected net income per common share--basic calculations are presented in the quarterly results of operations table. The previously reported net income per common share--basic for the three months ended March 31, 2012 and June 30, 2012 were $0.03 and $0.83, respectively. The previously reported net income per common share--basic for the six months ended June 30, 2012 was $0.86 and the adjusted net income per

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

common share--basic was $0.51. The previously reported net income per common share--basic for the three month ended March 31, 2011, June 30, 2011, and December 31, 2011 were $0.02, $0.05 and $0.02, respectively. The previously reported net income per common share--basic for the six months ended June 30, 2011 was $0.07 and the adjusted net income per common share--basic was $0.04.

(18)    Subsequent Events

On January 3, 2013, the Federal Communications Commission granted Liberty Media approval to acquire de jure control of us. On January 17, 2013, Liberty Media filed a Form 4 with the Securities and Exchange Commission indicating that on January 15, 2013 it, indirectly through its subsidiaries, purchased an additional 50,000,000 shares of our common stock. On January 18, 2013, Liberty Radio, LLC, a wholly-owned subsidiary of Liberty Media and the holder of all of the outstanding shares of our Series B Preferred Stock, converted all of its Series B Preferred Stock into 1,293,509,076 shares of our common stock. As a result of this recent purchase and conversion Liberty Media beneficially owned as of January 17, 2013, directly and indirectly, an aggregate of 3,292,800,311 shares of our common stock, representing approximately 50.21% of all the outstanding shares of our common stock.

As a result of the foregoing, a Fundamental Change occurred on January 17, 2013 under the indenture governing the Exchangeable Notes. In accordance with the indenture, on February 1, 2013, we made an offer to each holder of Exchangeable Notes to: (i) have the Company repurchase his or her Exchangeable Notes at a purchase price in cash equal to $1,000 per $1,000 principal amount of the Notes (plus accrued and unpaid interest to, but excluding March 1, 2013); or (ii) exchange his or her Exchangeable Notes for our common stock, at an exchange rate of 581.3112 shares per $1,000 principal amount of Notes, on or prior to March 1, 2013. This exchange rate is a benefit to the holders compared to an exchange rate of 543.1372 shares of common stock in effect prior to occurrence of such Fundamental Change. A holder of the Exchangeable Notes may also elect to retain his or her Notes pursuant to their terms through maturity on December 1, 2014, or otherwise transfer or exchange them in the ordinary course.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	February 27, 2013	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	February 27, 2013	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 27, 2013
John C. Malone

/s/Gregory B. Maffei	Director, President and Chief Executive	February 27, 2013
Gregory B. Maffei	Officer

/s/Robert R. Bennett	Director	February 27, 2013
Robert R. Bennett

/s/Donne F. Fisher	Director	February 27, 2013
Donne F. Fisher

/s/M. Ian G. Gilchrist	Director	February 27, 2013
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 27, 2013
Evan D. Malone

/s/David E. Rapley	Director	February 27, 2013
David E. Rapley

/s/Larry E. Romrell	Director	February 27, 2013
Larry E. Romrell

/s/Andrea L. Wong	Director	February 27, 2013
Andrea L. Wong

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1.
Reorganization Agreement, dated as of August 30, 2011, by and between Liberty Interactive Corporation (f/k/a Liberty Media Corporation) and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty CapStarz, Inc.) (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

2.2
Reorganization Agreement, dated as of January 10, 2013, between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Starz's Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35294) (the “Starz 8-K”))

3 - Articles of Incorporation and Bylaws:

3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2.	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Liberty 8-K).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1.
Specimen certificate for shares of the Registrant's Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 10 filed on October 18, 2012 (File No. 001-35707) (the “Liberty Form 10”)).

4.2.	Specimen certificate for shares of the Registrant's Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty Form 10).

10 - Material Contracts:

10.1.
Form of Liberty Media Corporation 2013 Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 filed on November 30, 2012 (File No. 001-35707) (the “Liberty Form 10 Amendment No. 1”)).

10.2.
Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.3.	Form of Liberty Media Corporation 2013 Nonemployee Director Plan (the “2013 Nonemployee Director Plan”) (incorporated by reference to Exhibit 10.2 to the Liberty Form 10 Amendment No. 1).

10.4.	Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.5.	Form of Restricted Stock Award Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.6.
Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant's Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.7	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants.*

10.8.	Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of January 11, 2013).*

10.9.
Tax Sharing Agreement, dated as of September 23, 2011, by and among Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.10.	Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K)

10.11.
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.12.	Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K)

10.13.
Facilities Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.14.	Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)

10.15.
Lease Agreement, dated as of January 11, 2013, by and among Starz, LLC, Liberty Property Holdings, Inc. and, for the limited purposes specified therein, Starz Entertainment, LLC (incorporated by reference to Exhibit 10.5 to the Starz 8-K)

10.16.	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.17.	Aircraft Time Sharing Agreements, dated as of January 11, 2013, by and between Liberty Media Corporation and Starz (incorporated by reference to Exhibit 10.4 to the Starz 8-K).

10.18.
Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the "Liberty Interactive 2009 10-K")).

.

10.19.	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.20.
Third Amendment to Malone Employment Agreement effective March 29, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.21.	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.22.
Amended and Restated Executive Employment Agreement dated September 23, 2011, between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Gregory B. Maffei (incorporated by reference to Exhibit 10.29 to the Starz 2011 10-K).

10.23.	Letter Agreement regarding personal use of Liberty Media's aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation.*

10.24.	Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer.*

10.25.	Consulting Employee Agreement dated effective as of January 1, 2013, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Charles Y. Tanabe.*

18	Preferability Letter of KPMG LLP.*
21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
23.2	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

QuickLinks

LIBERTY MEDIA CORPORATION Consolidated Balance Sheets
LIBERTY MEDIA CORPORATION Consolidated Balance Sheets (Continued)
LIBERTY MEDIA CORPORATION Consolidated Statements Of Operations
LIBERTY MEDIA CORPORATION Consolidated Statements Of Operations (Continued)
LIBERTY MEDIA CORPORATION Consolidated Statements Of Comprehensive Earnings (Loss)
LIBERTY MEDIA CORPORATION Consolidated Statements Of Cash Flows
LIBERTY MEDIA CORPORATION Consolidated Statement of Equity
LIBERTY MEDIA CORPORATION Notes to Consolidated Financial Statements

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
Item 9B. Other Information

SIGNATURES
EXHIBIT INDEX