Form 10-Q
period 2013-03-31
Liberty Media Corp
filed 2013-05-09
CIK 1560385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-35707
LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	37-1699499 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard
Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant's telephone number, including area code: (720) 875-5400
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2013 was:

Series A common stock	110,616,654
Series B common stock	9,876,578

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,900	603
Trade and other receivables, net	237	25
Deferred income tax assets	1,018	—
Other current assets	303	211
Assets of discontinued operations - current (note 2)	—	1,372
Total current assets	3,458	2,211
Investments in available-for-sale securities and other cost investments (note 6)	1,266	1,392
Investments in affiliates, accounted for using the equity method (note 7)	870	3,341

Property and equipment, at cost	1,963	329
Accumulated depreciation	(180)	(172)
	1,783	157
Intangible assets not subject to amortization (note 8):
Goodwill	14,215	200
FCC licenses	8,600	—
Other	1,074	144
	23,889	344
Intangible assets subject to amortization, net (note 8)	1,039	108
Other assets, at cost, net of accumulated amortization	91	32
Assets of discontinued operations (note 2)	—	740
Total assets	$32,396	8,325

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	March 31, 2013	December 31, 2012
	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$631	35
Current portion of debt (note 9)	4	—
Deferred revenue	1,626	24
Deferred credit on executory contracts	166	—
Other current liabilities	25	33
Liabilities of discontinued operations - current (note 2)	—	293
Total current liabilities	2,452	385
Long-term debt (note 9)	2,415	—
Deferred income tax liabilities	2,346	817
Deferred revenue	147	37
Other liabilities	285	90
Liabilities of discontinued operations (note 2)	—	564
Total liabilities	7,645	1,893
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 110,614,610 shares at March 31, 2013 and 111,852,001 shares at December 31, 2012	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,878,178 shares at March 31, 2013 and 9,886,838 shares at December 31, 2012	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	3,148	3,348
Accumulated other comprehensive earnings, net of taxes	(13)	12
Retained earnings	11,141	3,079
Total stockholders' equity	14,277	6,440
Noncontrolling interests in equity of subsidiaries	10,474	(8)
Total equity	24,751	6,432
Commitments and contingencies (note 10)
Total liabilities and equity	$32,396	8,325

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions
Revenue:
Subscriber revenue	$635	—
Other revenue	154	35
Total Revenue	789	35
Operating costs and expenses:
Cost of subscriber services (note 3):
Revenue share and royalties	124	—
Programming and content	54	—
Customer service and billing	66	—
Other	22	—
Subscriber acquisition costs	97	—
Other operating expense (note 3)	42	25
Selling, general and administrative (note 3)	154	33
Depreciation and amortization	70	9
	629	67
Operating income (loss)	160	(32)
Other income (expense):
Interest expense	(11)	(3)
Dividend and interest income	12	22
Share of earnings (losses) of affiliates, net (note 7)	17	12
Realized and unrealized gains (losses) on financial instruments, net (note 5)	97	111
Gains (losses) on transactions, net (note 1 and 6)	7,479	—
Other, net (note 9)	(5)	2
	7,589	144
Earnings (loss) from continuing operations before income taxes	7,749	112
Income tax (expense) benefit	361	(40)
Earnings (loss) from continuing operations	8,110	72
Earnings (loss) from discontinued operations, net of taxes (note 2)	—	79
Net earnings (loss)	8,110	151
Less net earnings (loss) attributable to the noncontrolling interests	48	1
Net earnings (loss) attributable to Liberty stockholders	$8,062	150

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions, except per share amounts
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$67.75	0.60
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$66.63	0.58
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$67.75	1.24
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$66.63	1.20

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions
Net earnings (loss)	$8,110	151
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(6)	—
Unrealized holding gains (losses) arising during the period	4	3
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	(26)	—
Other	—	(4)
Other comprehensive earnings (loss)	(28)	(1)
Comprehensive earnings (loss)	8,082	150
Less comprehensive earnings (loss) attributable to the noncontrolling interests	48	1
Comprehensive earnings (loss) attributable to Liberty stockholders	$8,034	149

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Three months ended March 31,
	2013	2012
	amounts in millions
Cash flows from operating activities:
Net earnings	$8,110	151
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(79)
Depreciation and amortization	70	9
Stock-based compensation	41	6
Share of (earnings) loss of affiliates, net	(17)	(12)
Realized and unrealized (gains) losses on financial instruments, net	(97)	(111)
Losses (gains) on transactions, net	(7,479)	—
Deferred income tax expense (benefit)	(377)	31
Noncash interest expense	(18)	—
Other noncash charges (credits), net	5	4
Changes in operating assets and liabilities
Current and other assets	66	(7)
Payables and other liabilities	35	116
Net cash provided (used) by operating activities	339	108
Cash flows from investing activities:
Cash proceeds from dispositions of securities	—	87
Cash (paid) for acquisitions, net of cash acquired	408	—
Proceeds (payments) on financial instruments, net	—	(183)
Investments in and loans to cost and equity investees	(18)	(2)
Repayment of loans by cost and equity investees	17	21
Capital expended for property and equipment	(26)	(2)
Net sales (purchases) of short term investments and other marketable securities	(24)	(20)
Net (increase) decrease in restricted cash	—	691
Net cash provided (used) by investing activities	357	592
Cash flows from financing activities:
Repayments of debt	(1)	(750)
Repurchases of Liberty common stock	(140)	(79)
Subsidiary shares repurchased by subsidiary	(466)	—
Other financing activities, net	8	—
Net cash provided (used) by financing activities	(599)	(829)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	(14)
Cash provided (used) by investing activities	—	(11)
Cash provided (used) by financing activities	550	(1)
Change in available cash held by discontinued operations	650	26
Net cash provided (used) by discontinued operations	1,200	—
Net increase (decrease) in cash and cash equivalents	1,297	(129)
Cash and cash equivalents at beginning of period	603	970
Cash and cash equivalents at end of period	$1,900	841

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Three months ended March 31, 2013

	Stockholders' equity
	Preferred Stock	Series A	Series B	Series C	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2013	$—	$1	$—	$—	$3,348	$12	$3,079	$(8)	$6,432
Net earnings	—	—	—	—	—	—	8,062	48	8,110
Other comprehensive loss	—	—	—	—	—	(28)	—	—	(28)
Stock-based compensation	—	—	—	—	12	—	—	26	38
Series A stock repurchases	—	—	—	—	(140)	—	—	—	(140)
Non-controlling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	10,841	10,841
Shares repurchased by subsidiary	—	—	—	—	28	—	—	(522)	(494)
Shares issued by subsidiary	—	—	—	—	(23)	—	—	80	57
Distribution to stockholders for split-off of Starz	—	—	—	—	(77)	3	—	9	(65)
Balance at March 31, 2013	$—	$1	$—	$—	$3,148	$(13)	$11,141	$10,474	$24,751

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)   Basis of Presentation
The accompanying condensed consolidated financial statements of Liberty Media Corporation (formerly named Liberty Spinco, Inc.) ("Liberty" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of (1) certain video programming and other media related assets and businesses previously attributed to the Starz tracking stock group and the Capital tracking stock group of Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) further described in note 2 and (2) Liberty Media Corporation and its consolidated subsidiaries for the period following the date of the Split-Off (defined below). See discussion below pertaining to the Spin-Off (defined below). The Split-Off has been accounted for at historical cost due to the pro rata nature of the distribution.
In September 2011, Liberty Interactive completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation), which at the time of the Split-Off held all of the businesses, assets and liabilities attributed to Liberty Interactive's Capital and Starz tracking stock groups. In January 2013, this entity (now named Starz) spun-off (the “Spin-Off”) its former wholly owned subsidiary, Liberty Media Corporation (“Liberty” or the “Company”), which, at the time of the Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty is being treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty and Starz, LLC is presented as discontinued operations. Therefore, for purposes of these condensed consolidated financial statements Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.

Following the Split-Off and Spin-Off, Liberty, Liberty Interactive and Starz operate as separate publicly traded companies, none of which has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off and Spin-Off, Liberty entered into certain agreements with Liberty Interactive and Starz, respectively, in order to govern ongoing relationships between the companies and to provide for an orderly transition. These agreements include Reorganization Agreements, Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of the Spin-Off only) and Tax Sharing Agreements. The Reorganization, Services and Facilities Sharing Agreements entered into with Liberty Interactive were assigned from Starz to LMC in connection with the Spin-Off.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive and Starz following the Split-Off and Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive and Starz with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive and Starz reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive and Starz. Under these various agreements approximately $4 million and $3 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2013 and 2012. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In connection with the Spin-Off, Liberty and Starz entered into a Tax Sharing Agreement which provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Starz and other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreement, Liberty has agreed to indemnify Starz, subject to certain exceptions, for taxes and tax-related losses resulting from the Spin-Off and the Split-Off, except to the extent such taxes or losses result from (i) the breach of certain restrictive covenants made by Starz or (ii) Section 355(e) of the Code applying to the Spin-Off or the Split-Off as a result of the Spin-Off or Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest in the stock of Starz. With respect to the Split-Off, the IRS has examined the transaction, and during 2012, the IRS and Liberty Interactive entered into a Closing Agreement which provides that the Split-Off qualified for tax-free treatment to Liberty Interactive and Starz.   In April 2013, the IRS completed its review of the Spin-Off and notified the parties that it agreed with the nontaxable characterization of the transaction.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2012.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) the expected depreciable lives of satellites and spacecraft control facilities to be its most significant estimates.
Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.
On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50 million common shares of SIRIUS XM Radio, Inc. ("SIRIUS XM"), for cash consideration of approximately $161 million, as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these two transactions Liberty holds more than 50% of the common stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Following the transactions, Liberty designated and SIRIUS XM's board of directors appointed certain directors and Liberty effectively controls the board as of January 18, 2013. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

a gain in the three months ended March 31, 2013 of approximately $7.5 billion associated with the application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The fair value of our ownership interest previously held ($10,215 million) and the fair value of the initial noncontrolling interest ($10,286 million) was determined based on the trading price (level 1) of SIRIUS XM on the last trading day prior to the acquisition of the controlling interest. Additionally, the noncontrolling interest includes the fair value of SIRIUS XM's fully vested options (level 2), the fair value of warrants outstanding (level 2) and the intrinsic value of a beneficial conversion feature accounted for in purchase accounting. Following the transaction date SIRIUS XM is a consolidated subsidiary with just less than a 50% noncontrolling interest accounted for in equity and the condensed consolidated statements of operations.
Initial purchase price allocation for SIRIUS XM is as follows (amounts in millions):

Fair value of SIRIUS XM equity interests	$10,372
Fair value of SIRIUS XM debt securities	253
Noncontrolling interest	10,841
$21,466

Cash and cash equivalents	$569
Receivables	210
Property, plant and equipment	1,700
Goodwill	14,015
FCC Licenses	8,600
Tradenames	930
Intangible assets subject to amortization	945
Other assets	480
Debt	(2,490)
Deferred revenue	(1,565)
Deferred income tax liabilities, net	(903)
Other liabilities assumed	(1,025)
$21,466

The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for SIRIUS XM. The primary balances still subject to analysis are the property, plant and equipment, deferred revenue and other liabilities. Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships. SIRIUS XM applied purchase accounting for the acquisition of XM Satellite Radio Holdings, Inc. in 2008 and has entered into many of its operating agreements at market rates in recent years, therefore, the carrying value of the identifiable net assets are reflected at amounts near their fair value. Accordingly, a large percentage of Liberty's purchase price was allocated to goodwill.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Pro Forma summarized combined unaudited balance sheet and statement of operations of Liberty using the historical financial statements for SIRIUS XM, giving effect to purchase accounting related adjustments made at the time of acquisition and excluding the impact of the gain, as if the transaction discussed above occurred for the Balance Sheet data as of such date and for the Statement of Operations data as if they had occurred on January 1, 2012, are as follows:
Summary Pro Forma Balance Sheet Data:

December 31, 2012
amounts in millions (unaudited)
Current assets	$4,039
Investments in equity method affiliates	$855
Property, plant and equipment, net	$1,857
Intangible assets not subject to amortization	$23,889
Intangible assets subject to amortization, net	$1,028
Other assets	$1,974
Total assets	$33,642
Long-term debt	$2,486
Deferred tax liabilities, net	$2,939
Other liabilities	$3,890
Noncontrolling interests in equity of subsidiaries	$10,833
Stockholders' Equity	$13,494
Summary Pro Forma Operations Data:

Three months ended
March 31, 2012
amounts in millions (unaudited)
Revenue	$838
Operating income (loss)	146
Interest expense	(57)
Share of earnings (loss) of affiliates	(21)
Earnings (loss) attributable to the noncontrolling interests	45
Net Earnings (loss) from continuing operations attributable to Liberty stockholders	116

Pro Forma basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and B common stock	$0.96
Pro Forma diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and B common stock	$0.93

This Pro Forma information is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been if these transactions happened previously and Liberty controlled or discontinued owning these entities during the periods presented.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Discontinued Operations
As discussed in note 1, the Spin-Off was completed on January 11, 2013. At the time of the Spin-Off, Liberty owned all the assets, businesses and liabilities except for Starz. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution. Additionally, due to the short period between the end of the year and the distribution date Liberty did not record any results for Starz in discontinued operations for the statement of operations due to the insignificance of such amounts for that period except for the distribution of approximately $1.2 billion of cash from Starz prior to the distribution reflected in the condensed consolidated statements of cash flows.
Following the Spin-Off, Liberty and Starz operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. As discussed in note 1, in connection with the Spin-Off, Liberty and Starz entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition.
The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect Starz as discontinued operations. Accordingly, the relevant financial statement balances and activities of the businesses, assets and liabilities owned by Starz at the time of Spin-Off (for periods prior to the Spin-Off) have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such condensed consolidated financial statements.
Certain combined financial information for Starz, which is included in earnings (loss) from discontinued operations, is as follows:

Three months ended March 31, 2012
amounts in millions
Revenue	$405
Earnings (loss) before income taxes	$120

A summary of certain asset and liability amounts for Starz included in assets or liabilities of discontinued operations, is as follows:

December 31, 2012
amounts in millions
Assets
Cash and cash equivalents	$750
Trade and other receivables, net	$261
Program rights, including current portion	$679

Liabilities
Accrued liabilities	$245
Debt, including current portion	$540

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Earnings per share impact of discontinued operations

The earnings per share from discontinued operations, discussed above, is as follows:

Three months ended March 31, 2012
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B common stock	$0.64
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B common stock	$0.62

(3)   Stock-Based Compensation
Prior to the Split-Off, Liberty Interactive granted, and Liberty has since granted, to certain of its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
In connection with the Spin-Off in January 2013, all outstanding Awards with respect to Liberty Capital common stock ("Liberty Capital Award") were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Capital Award received (other than those held by Starz employees, as discussed below):

i.	an adjustment to the exercise price or base price, as applicable, and number of shares relating to the Liberty Capital Award (as so adjusted, a "Liberty Award") and

ii.	an equity award relating to shares of Starz common stock (a "Starz Award").
The exercise prices and number of shares subject to the Liberty Award and the Starz Award were determined based on 1) the exercise prices and number of shares subject to the Liberty Capital Award, 2) the pre-distribution trading price of Liberty Capital common stock and 3) the post-distribution trading prices of Liberty common stock and Starz common stock, such that (other than those held by Starz employees, as discussed below) all of the pre-distribution intrinsic value of the Liberty Capital Award was allocated between the Liberty Award and the Starz Award for the Company's corporate employees and directors. For employees of Starz, LLC, the pre-distribution intrinsic value of the vested Liberty Capital Award was allocated between a vested Liberty Award and a vested Starz Award, while the pre-distribution intrinsic value of the unvested Liberty Capital Award was maintained solely within an unvested Starz Award.
Following the Spin-Off, employees of Liberty and Starz hold Awards in both Liberty common stock and Starz common stock. The compensation expense relating to the employees of Liberty is recorded at Liberty and the compensation expense relating to employees of Starz is recorded at Starz.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM as discussed below:

	Three months ended March 31,
	2013	2012
	(amounts in millions)
Cost of subscriber services:
Revenue share and royalties	$3	—
Programming and content	1	—
Customer service and billing	1	—
Other operating expense	3	—
Selling, general and administrative	33	6
	$41	6
In the three months ended March 31, 2013, the Company did not grant any options to purchase shares of Series A common stock.
Liberty Interactive previously calculated, and Liberty calculates, the grant-date fair value for all of its equity classified awards and the subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Liberty estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty common stock and the implied volatility of publicly traded Liberty options. Liberty uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Awards.
Liberty—Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company and certain Awards of employees of Starz.

	Series A
	Liberty	WAEP
	numbers of Awards in thousands
Outstanding at January 1, 2013	5,219	$98.77
Granted	—	$—
Exercised	(40)	$69.72
Forfeited/Cancelled/Exchanged	(4)	$69.06
Spin-Off adjustment	(1,195)	$83.25
Outstanding at March 31, 2013	3,980	$90.69
Exercisable at March 31, 2013	1,528	$84.93

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides additional information about outstanding Awards to purchase Liberty common stock at March 31, 2013.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A Liberty	3,980	$90.69	6.1 years	$83,325	1,528	$84.93	5.5 years	$40,803
As of March 31, 2013, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $99 million, including compensation associated with the option exchange. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.9 years.
As of March 31, 2013, Liberty reserved 4.0 million Series A common stock for issuance under exercise privileges of outstanding stock Awards.
SIRIUS XM - Stock-based Compensation
During the three months ended March 31, 2013, SIRIUS XM did not grant any stock options. As of March 31, 2013, SIRIUS XM has approximately 265 million options outstanding of which approximately 90 million are exercisable, each with a weighted-average exercise price per share of $1.95 and $2.57, respectively. The stock-based compensation related to SIRIUS XM stock options was $26 million for the three months ended March 31, 2013. As of March 31, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $310 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3 years.
(4)   Earnings Attributable to Liberty Media Corporation Stockholders Per Common Share
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Common Stock
The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual common stock after the Split-Off. Excluded from diluted EPS for the three months ended March 31, 2013 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Liberty Common Stock
	Three months ended March 31, 2013	Three months ended March 31, 2012
	numbers of shares in millions
Basic EPS	119	121
Potentially dilutive shares	2	4
Diluted EPS	121	125

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5)   Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Liberty does not have any assets or liabilities required to be measured at fair value considered to be Level 3.
Liberty's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
		amounts in millions
Cash equivalents	$1,594	1,590	4
Available-for-sale securities	$1,235	801	434
The majority of Liberty's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP and other financial instruments valued based on financial models that use observable market data such as interest rates, stock prices and volatilities. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2013	2012
	amounts in millions
Fair Value Option Securities	$82	73
Other derivatives	15	38
	$97	111

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6)   Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.
Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	March 31, 2013	December 31, 2012
	amounts in millions
Fair Value Option Securities
Time Warner Inc.	$255	211
Time Warner Cable Inc.	227	230
Viacom, Inc.	223	192
CenturyLink, Inc.	63	70
Barnes & Noble, Inc.	275	262
Other equity securities	78	58
Other debt securities	74	56
Total Fair Value Option Securities	1,195	1,079
AFS and cost investments
SIRIUS XM debt securities (a)	—	249
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	25
Other AFS and cost investments	47	39
Total AFS and cost investments	71	313
	$1,266	1,392

(a)
During the three months ended March 31, 2013, as discussed in note 1, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. Therefore, the related SIRIUS XM debt securities are considered effectively settled upon consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2013		December 31, 2012
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$6	1	2	37
Gross unrealized holding losses	$—	—	—	—

Liberty reclassified approximately $40 million of previously unrealized gains in the condensed consolidated statement of operations in gains (losses) on transactions, net for the three months ended March 31, 2013 due to the application of purchase accounting and the effective settlement of SIRIUS XM debt securities previously accounted for as available-for-sale securities through other comprehensive earnings (loss). Additionally, Liberty had no securities in a loss position greater than a year.

(7)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2013 and the carrying amount at December 31, 2012:

	March 31, 2013			December 31, 2012
	Percentage ownership	Market Value (level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
SIRIUS XM (a)	NA	NA	NA	2,766
Live Nation (b)	27%	$644	393	406
SIRIUS XM Canada (a)	38%	295	281	NA
Other	various	N/A	196	169
			$870	3,341

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2013	2012
	amounts in millions
SIRIUS XM (a)	$8	33
Live Nation (b)	(19)	(16)
SIRIUS XM Canada	1	—
Other	27	(5)
	$17	12
___________________________

(a)
During the three months ended March 31, 2013, as discussed in note 1, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. SIRIUS XM has an investment in SIRIUS XM Canada that was recorded at fair value in purchase accounting. See discussion below of SIRIUS XM Canada.

(b)
During the first quarter of 2013, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $19 million which increased our ownership percentage, at the time of acquisition, to approximately 27%.

SIRIUS XM Canada

In the acquisition of SIRIUS XM, Liberty acquired an interest in SIRIUS XM Canada which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

In 2005, SIRIUS XM entered into agreements to provide Sirius XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on the radio satellite system. Sirius XM Canada is obligated to pay SIRIUS XM a total of $70 million for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides chip sets as well other services and SIRIUS XM Canada reimburses SIRIUS XM for such costs. At March 31, 2013, SIRIUS XM has approximately $10 million and $22 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $9 million in revenue, for the period from acquisition to March 31, 2013, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Charter Communications, Inc.

In March 2013, Liberty Media entered into a definitive agreement with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares and approximately 1.1 million warrants in Charter Communications, Inc. ("Charter") for approximately $2.6 billion, which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50. Liberty closed this transaction on May 1, 2013 and expects to account for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty's available for sale securities.

(8) Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill are as follows:

	SIRIUS XM	ANLBC	Other	Total
	amounts in millions
Balance at January 1, 2013	$—	180	20	200
Acquisitions (1)	14,015	—	—	14,015
Balance at March 31, 2013	$14,015	180	20	14,215

(1)	The increase to SIRIUS XM goodwill was the result of the acquisition of a controlling interest in SIRIUS XM in January 2013, see note 1 for further discussion.
Other major intangible assets not subject to amortization, not separately disclosed, are SIRIUS XM tradenames ($930 million) and ANLBC franchise rights ($143 million) at March 31, 2013. The increase from December 31, 2012 was due to the acquisition of SIRIUS XM in January 2013 as discussed in note 1.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Customer relationships	$621	(34)	587	51	(23)	28
Licensing agreements	310	(6)	304	—	—	—
Other	592	(444)	148	515	(435)	80
Total	$1,523	(484)	1,039	566	(458)	108

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Additions to intangible assets subject to amortization were the result of the acquistion of SIRIUS XM, see note 1 for additional details on the acquisition. The range of useful lives assigned to intangibles acquired are from 6 years to 15 years.
Amortization expense for intangible assets with finite useful lives was $26 million and $3 million for the three months ended March 31, 2013 and 2012, respectively. Based on its amortizable intangible assets as of March 31, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2013	$70
2014	$79
2015	$78
2016	$75
2017	$73
(9) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal March 31, 2013
		March 31, 2013	December 31, 2012
	amounts in millions
SIRIUS XM 8.75% Senior Notes due 2015	$650	735	—
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	491	543	—
SIRIUS XM 7.625% Senior Notes due 2018	650	723	—
SIRIUS XM 5.25% Senior Notes due 2022	400	408	—
SIRIUS XM Credit Facility	—	—	—
Other debt	10	10	—
Total debt	$2,201	2,419	—
Less current maturities		(4)	—
Total long-term debt		$2,415	—

SIRIUS XM 8.75% Senior Notes due 2015
In March 2010, SIRIUS XM issued $800 million aggregate principal amount of 8.75% Senior Notes due 2015 (the “8.75% Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 8.75% per annum. Substantially all of their domestic wholly-owned subsidiaries guarantee their obligations under the 8.75% Notes on a senior unsecured basis. Liberty owns approximately $150 million principal amount of the outstanding debentures and these notes are considered effectively settled on a consolidated basis. The premium associated with the 8.75% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014
In August 2008, SIRIUS XM issued $550 million aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries have guaranteed the Exchangeable Notes on a senior subordinated basis.

Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of SIRIUS XM's common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. If a holder of the Exchangeable Notes elects to exchange the notes in connection with a corporate transaction that constitutes a fundamental change, the exchange rate will be increased by an additional number of shares of common stock determined by the Indenture. Due to a special cash dividend in December 2012, the conversion rate increased to 543.1372 shares per common stock per $1,000 principal amount. Liberty owns approximately $11 million of principal amount of the outstanding debentures which are considered effectively settled on a consolidated basis. The premium associated with the Exchangeable Notes was recorded in purchase accounting as the difference between fair value less the intrinsic value of the conversion feature and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense.

As a result of the acquisition, a fundamental change occurred under the indenture governing the Exchangeable Notes. In accordance with the indenture, on February 1, 2013, SIRIUS XM made an offer to each holder of the Exchangeable Notes to: (i) repurchase his or her Exchangeable Notes at a purchase price in cash equal to $1,000 per $1,000 principal amount of the Exchangeable Notes (plus accrued and unpaid interest to, but excluding March 1, 2013); (ii) exchange his or her Exchangeable Notes for SIRIUS XM's common stock, at an exchange rate of 581.3112 shares per $1,000 principal amount of Notes, or (iii) retain his or her Exchangeable Notes pursuant to their terms through maturity on December 1, 2014, or otherwise transfer or exchange them in the ordinary course. Following the expiration of this offer, the exchange rate for the Exchangeable Notes reverted to 543.1372 shares of common stock per $1,000 principal amount of Exchangeable Notes.

In connection with this offer, $48 million in principal amount of the Exchangeable Notes were converted resulting in the issuance of approximately 28 million shares of common stock during the three months ended March 31, 2013, considered to be a non-cash financing activity. As a result of this conversion, Liberty retired approximately $48 million in principal amount of the Exchangeable Notes and recognized a proportionate share of unamortized premium to noncontrolling interest. No loss was recognized as a result of the exchange.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

SIRIUS XM 7.625% Senior Notes due 2018
In October 2010, SIRIUS XM issued $700 million aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum. The 7.625% Notes mature on November 1, 2018. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Notes. Liberty owns approximately $50 million principal amount of the 7.625% Notes and these notes are considered effectively settled on a consolidated basis. The premium associated with the 7.625% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense.

SIRIUS XM 5.25% Senior Notes due 2022
In August 2012, SIRIUS XM issued $400 million aggregate principal amount of 5.25% Senior Notes due 2022 (the “5.25% Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year at a rate of 5.25% per annum. The 5.25% Notes mature on August 15, 2022. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the 5.25% Notes. The premium associated with the 5.25% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense.

SIRIUS XM Senior Secured Revolving Credit Facility
In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. The proceeds of loans under the Credit Facility will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.30% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of March 31, 2013, availability under the Credit Facility was $1,250 million.

SIRIUS XM Senior Notes Due 2020 and 2023

In May 2013, SIRIUS XM priced offerings of $500 million of Senior Notes due 2020 and $500 million of Senior Notes due 2023, expected to be issued at par. The Senior Notes due 2020 will bear interest at an annual rate of 4.25% and the Senior Notes due 2023 will bear interest at an annual rate of 4.625%. SIRIUS XM will receive gross proceeds of $1 billion from the sale of the notes before deducting the initial purchasers' commissions and estimated offering fees and expenses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Fair Value of Debt
The fair value, based on quoted market prices of the same instruments but not considered to be active markets (level 2), of SIRIUS XM's publicly traded debt securities is as follows (amounts in millions):

March 31, 2013
SIRIUS XM 8.75% Senior Notes due 2015	$724
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	$870
SIRIUS XM 7.625% Senior Notes due 2018	$719
SIRIUS XM 5.25% Senior Notes due 2022	$409
Due to the variable rate nature of the Credit Facility and other debt the Company believes that the carrying amount approximates fair value at March 31, 2013.

(10) Commitments and Contingencies
Guarantees
The Company continues to guarantee Starz, LLC's obligations under two of its studio output agreements. At March 31, 2013, the Company's guarantees for obligations for films released by such date aggregated $296 million. The Guarantee associated with these studio output agreements is expected to lapse in November of 2013 for one studio and November of 2014 for the other studio. While the guarantee amount for films not yet released is not determinable, such amounts are expected to be significant. The Company considered whether a liability associated with the Guarantee was considered necessary at the time of Spin-Off and determined that based on a number of scenarios associated with this Guarantee due to the financial well-being of Starz, the anticipated financial performance of Starz over the next two years and Starz's availability under its Credit Facility, that no liability was considered necessary.
In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification obligations may extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2013 aggregated $205 million, which is payable as follows: $72 million in 2012, $45 million in 2013, $41 million in 2014, $14 million in 2015 and $33 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Operating Leases
The Company and its subsidiaries lease business offices, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.
Litigation
The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.
In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants. On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. Vivendi has filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit, and, in that court, Liberty intends to seek a higher rate of pre-judgment interest than what the district court awarded. The case is stayed pending the appeal and the appeal in this case has been consolidated with the expected appeal of a class action brought against Vivendi by other shareholders. The amount that Liberty may ultimately recover in connection with the final resolution of the action, if any, and the timing of the resolution of the action is uncertain. Any recovery by Liberty will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

(11) Information About Liberty's Operating Segments
The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA and gross margin. In addition, the Company reviews nonfinancial measures such as subscriber growth and penetration.
The Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.
For the three months ended March 31, 2013, the Company has identified the following businesses as its reportable segments:

•
SIRIUS XM — consolidated subsidiary that provides a subscription based satellite radio service. SIRIUS XM broadcasts to subscribers over approximately 130 digital-quality channels, including more than 60 channels of 100% commercial-free music, plus exclusive channels of sports, news, talk, entertainment, traffic, weather and data through its two proprietary satellite radio systems - the Sirius system and the XM system.

•	ANLBC — consolidated subsidiary that owns and operates the Atlanta Braves Major League Baseball franchise.
The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.
Performance Measures

	Three months ended March 31,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$729	268	—	—
ANLBC	23	1	3	(17)
Corporate and other	37	2	32	—
	$789	271	35	(17)

Other Information

	March 31, 2013
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
SIRIUS XM	$28,067	281	25
ANLBC	586	34	1
Corporate and other	3,743	555	—
	$32,396	870	26

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2013	2012
	amounts in millions
Consolidated segment Adjusted OIBDA	$271	(17)
Stock-based compensation	(41)	(6)
Depreciation and amortization	(70)	(9)
Interest expense	(11)	(3)
Dividend and interest income	12	22
Share of earnings (losses) of affiliates, net	17	12
Realized and unrealized gains (losses) on financial instruments, net	97	111
Gains (losses) on transactions, net	7,479	—
Other, net	(5)	2
Earnings (loss) from continuing operations before income taxes	$7,749	112

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Radio, Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;

•	one of our consolidated businesses depends in large part upon automakers;

•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	interruption or failure of our information technology and communication systems, including the failure of our satellites, could negatively impact our results and brand;

•	royalties for music rights have increased and may continue to do so in the future;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

•	general economic and business conditions and industry trends including the current economic downturn;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	rapid technological changes;

•	our indebtedness could adversely affect the operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world and political unrest in international markets.
For additional risk factors, please see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty has been treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty. Therefore, for purposes of this Form 10-Q, Liberty is treated as the spinnor for purposes of discussion and as a practical matter of describing all the historical information contained herein.

On January 18, 2013 Liberty settled a block transaction with a financial institution taking possession of an additional 50,000,000 common shares of SIRIUS XM as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these two transactions Liberty holds more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. We note that in prior periods SIRIUS XM was treated as an equity method affiliate.
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are Sirius XM Radio, Inc. ("SIRIUS XM") and Atlanta National League Baseball Club, Inc. ("ANLBC"). SIRIUS XM provides a subscription based satellite radio service. SIRIUS XM broadcasts to subscribers over approximately 130 digital-quality channels, including more than 60 channels of 100% commercial-free music, plus exclusive channels of sports, news, talk, entertainment, traffic, weather and data through its two proprietary satellite radio systems - the Sirius system and the XM system. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs.
Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses.
In addition to the foregoing businesses, we hold an ownership interest in Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM, SIRIUS XM Canada, which we account for as an equity method investment; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc., Time Warner Cable Inc., Viacom, Inc. and Barnes & Noble, Inc., which are accounted for at their respective fair market values and are included in corporate and other.
Discontinued Operations
As discussed above, as of January 11, 2013, all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Spin-Off") were spun-off. The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. The businesses, assets and liabilities not included in Liberty are part of a separate public company which was renamed Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty has been treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty and the operations of Starz have been presented as discontinued operations.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments. The "corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments see "Results of Operations—Businesses" below.
Consolidated Operating Results

	Three months ended March 31,
	2013	2012
	amounts in millions
Revenue
SIRIUS XM	$729	—
ANLBC	23	3
Corporate and other	37	32
	$789	35
Adjusted OIBDA
SIRIUS XM	$268	—
ANLBC	1	(17)
Corporate and other	2	—
	$271	(17)
Operating Income (Loss)
SIRIUS XM	$180	—
ANLBC	(6)	(21)
Corporate and other	(14)	(11)
	$160	(32)

Revenue.    Our consolidated revenue increased $754 million for the three months ended March 31, 2013, as compared to the corresponding prior year period. The three month increase was primarily due to the acquisition of SIRIUS XM on January 18, 2013 and increased revenue at ANLBC. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries, including a discussion of the SIRIUS XM results on a comparative basis.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $288 million for the three months ended March 31, 2013 , as compared to the corresponding prior year period. The three month increase was primarily driven by the acquisition of SIRIUS

XM and an improvement in Adjusted OIBDA for ANLBC. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $41 million and $6 million of stock compensation expense for the three months ended March 31, 2013 and 2012, respectively. The increase in stock compensation expense in 2013 relates to two items: the additional stock-based compensation from SIRIUS XM and an increase in the amortization of unrecognized compensation expense which increased in the prior year due to the option exchange program. As of March 31, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $99 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.9 years. Additionally, as of March 31, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $310 million. The SIRIUS XM unrecognized compensation cost will be recognized in our consolidated statements of operations over a weighted average period of approximately 3 years.
Operating income.    Our consolidated operating income increased $192 million for the three months ended March 31, 2013, as compared to the corresponding prior year period. The three month increase is primarily the result of the acquisition of SIRIUS XM. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended March 31,
	2013	2012
	amounts in millions
Other income (expense):
Interest expense	$(11)	(3)
Dividend and interest income	12	22
Share of earnings (losses) of affiliates	17	12
Realized and unrealized gains (losses) on financial instruments, net	97	111
Gains (losses) on transactions, net	7,479	—
Other, net	(5)	2
	$7,589	144
Interest expense.    Consolidated interest expense increased $8 million for the three months ended March 31, 2013, as compared to the corresponding prior year period. The increase was primarily due to the acquisition of SIRIUS XM and the interest expense related to the debt that was acquired.
Dividend and interest income. Consolidated dividend and interest income decreased $10 million for the three months ended March 31, 2013, as compared to the corresponding prior year period. The decrease in the current period is primarily due to the reduction in interest income recognized on certain debt instruments in SIRIUS XM that are considered effectively settled upon consolidation.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2013	2012
	amounts in millions
SIRIUS XM	$8	33
Live Nation	(19)	(16)
SIRIUS XM Canada	1	—
Other	27	(5)
	$17	12

We acquired a controlling interest in SIRIUS XM as of January 18, 2013 resulting in share of earnings for only the first seventeen days of January 2013. The reduction in SIRIUS XM share of earnings was more than offset by other equity affiliates.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2013	2012
	amounts in millions
Fair Value Option Securities	$82	73
Other derivatives	15	38
	$97	111
Gains (losses) on transactions, net. During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain in the three months ended March 31, 2013 of $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest.
Income taxes.    Our income taxes for the three months ended March 31, 2013 were a benefit of $361 million. The primary reason for the tax benefit for the three months ended March 31, 2013 was a result of the acquisition of a controlling interest in SIRIUS XM. As discussed previously, we recorded a gain on the transaction which was excluded from taxable income. In addition, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction.
Net earnings.    We had net earnings of $8,110 million and $151 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of March 31, 2013, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt and equity issuances, and dividend and interest receipts. We note that SIRIUS XM has significant operating cash flows, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest we do not have ready access to such cash flows.

Liberty did not have a debt rating subsequent to the Spin-Off because it has no public debt outstanding.
As of March 31, 2013 the Company had a cash balance of $1,900 million as well as additional sources of liquidity of $1,195 million of Fair Value Option securities. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. At the time of Spin-Off, a cash distribution was made of approximately $1.2 billion from Starz to Liberty. Additionally, on January 18, 2013 the Company obtained a controlling interest in SIRIUS XM which has significant operating cash flows, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to such cash flows.

	Three months ended March 31,
	2013	2012
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$339	108
Net cash provided (used) by investing activities	$357	592
Net cash provided (used) by financing activities	$(599)	(829)
The Company's primary uses of cash during the three months ended March 31, 2013 were $140 million for repurchases of Series A common stock. SIRIUS XM repurchased $466 million of their common stock for the three months ended March 31, 2013. These uses of cash were funded by cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are the investment in existing or new businesses and the potential buyback of common stock under the approved share buyback programs, at both Liberty and SIRIUS XM. In May 2013, Liberty Media completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares and approximately 1.1 million warrants in Charter Communications, Inc. for approximately $2.6 billion, which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50. Liberty funded the purchase of Charter Communications shares and warrants with approximately $1.2 billion of cash on hand and $1.4 billion from new loan arrangements and expects to fund its other projected uses of cash with cash on hand or other debt raised at SIRIUS XM.
We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below to reflect the Spin-Off and acquisition of SIRIUS XM as of December 31, 2012.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt(1)	$2,462	4	1,357	1	1,100
Interest payments(2)	802	187	300	157	158
Satellite and transmission	137	67	42	8	20
Programming and content	616	219	362	35	—
Operating lease obligations	389	44	76	49	220
Employment agreements	151	60	58	33	—
Purchase orders and other obligations	267	98	69	29	71
Total consolidated	4,824	679	2,264	312	1,569

(1)	Amounts are stated at the face amount at maturity of outstanding debt instruments and capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on outstanding debt balances at December 31, 2012, (ii) assume the interest rates on the variable rate debt remain constant at the December 31, 2012 rates and (iii) assume that the existing debt is repaid at maturity.

Critical Accounting Estimates
Upon completion of the Spin-Off we reviewed our Critical Accounting Estimates and Policies as disclosed in the Liberty Media Corporation Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013. We determined that the critical accounting estimates identified at year-end were still applicable with the exception of Program Rights which were attributable solely to the operations of Starz, LLC. Additionally, as of January 18, 2013 we obtained control of SIRIUS XM and identified the Useful Life of Broadcast/Transmission System, as described below, as a critical accounting estimate related to their operations that we considered to be critical.
Useful Life of Broadcast/Transmission System.  SIRIUS XM's satellite system includes the costs of satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facilities. SIRIUS XM monitors its satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable.

SIRIUS XM currently expects their first two in-orbit Sirius satellites launched in 2000 to operate effectively through 2013, the FM-3 satellite, which was also launched in 2000, to operate effectively through 2015, and the FM-5 satellite, launched in 2009, to operate effectively through 2024. In December 2010, SIRIUS XM recorded an other than temporary charge for its FM-4 satellite, the ground spare held in storage since 2002. SIRIUS XM operates five in-orbit XM satellites, three of which function as in-orbit spares. Two of the three in-orbit spare satellites were launched in 2001 and the other in 2010 while the other two satellites were launched in 2005 and 2006. SIRIUS XM estimates that its XM-3, XM-4 and XM-5 satellites will meet their 15 year predicted depreciable lives, and that the depreciable lives of XM-1 and XM-2 will end in 2013.

Certain of SIRIUS XM's in-orbit satellites have experienced circuit failures on their solar arrays. Monitoring of the operating condition of the in-orbit satellites is continuous. If events or circumstances indicate that the depreciable lives of any of SIRIUS XM's in-orbit satellites have changed, a modification to the depreciable life is made accordingly. A revision to these estimates would result in a change to depreciation expense. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2012 would have resulted in approximately $21 million of additional depreciation expense.

Results of Operations—Businesses
SIRIUS XM Radio, Inc. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus new features such as SiriusXM On Demand, over the internet, including through applications for mobile devices. SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios as factory- or dealer-installed equipment in their vehicles from which they acquire the majority of their subscribers. They also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. Additionally, SIRIUS XM distributes their radios through retail locations nationwide and through their website. Satellite radio services are also offered to customers of certain daily rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of their customers subscribing on an annual, semi-annual, quarterly or monthly basis. They also derive revenue from other subscription related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as their Internet radio, Backseat TV, data, traffic, and weather services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through their website and their public filings.

As of March 31, 2013, SIRIUS XM had 24 million subscribers of which almost 20 million were self-pay subscribers and 4 million were paid promotional subscribers. As of March 31, 2012, SIRIUS XM had 22 million subscribers of which 18 million were self-pay subscribers and 4 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. See additional discussion about the application of purchase accounting in note 1 to our condensed consolidated financial statements. Previous to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the three months ended March 31, 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. For the three months ended March 31, 2012 SIRIUS XM was treated as an equity method affiliate so the results reported by SIRIUS XM were not consolidated. Additionally, as of March 31, 2013, there is just less than a 50% noncontrolling interest in SIRIUS XM and therefore the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended March 31,
	2013 (1)	2012
	amounts in millions
Subscriber revenue	$783	700
Other revenue	114	105
Total revenue	897	805
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(327)	(290)
Subscriber acquisition costs	(116)	(116)
Other operating expenses	(13)	(11)
Selling, general and administrative expenses	(112)	(108)
Adjusted OIBDA	329	280
Stock-based compensation	(15)	(15)
Depreciation and amortization	(67)	(66)
Operating income	$247	199

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber Revenue includes subscription, activation and other fees. For the three months ended March 31, 2013 subscriber revenue increased 12%, as compared to the corresponding prior period. The increase was primarily attributable to a 9% increase in daily weighted average number of subscribers, the full quarter impact of the increase in certain subscription rates beginning in January 2012, and an increase in subscriptions to premium services, including data services and Internet streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs and an increasing number of lifetime plans that have reached full recognition.

Other Revenue includes advertising revenue, royalty fees and other ancillary revenue. For the three months ended March 31, 2013, other revenue increased 9%, as compared to the corresponding prior period. The most significant change in other revenue was the result of increases in the rate charged to SIRIUS XM and passed through to subscribers for the U.S. Music Royalty Fee, which increased to 12.5%, which was compounded by an increase in the number of subscribers.

Cost of Subscriber Services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. For the three months ended March 31, 2013, cost of subscriber service increased 13% but remained relatively flat as a percentage of total revenue, as compared to the corresponding prior period. The primary increases for the three months were increases in the revenue share and royalties of 12%, as compared to the corresponding prior period, which increased as a result of increased revenue and royalty rates, and the customer service and billing expense which increased 21%, as compared to the corresponding period, due to longer average handle time per call and higher subscriber volume driving increased subscriber contacts and increased bad debt expense.

Other operating expense includes engineering, design and development. For the three months ended March 31, 2013 other operating expense increased 18% but remained relatively flat as a percentage of total revenue. The increase was driven primarily by higher product development costs and costs related to enhanced subscriber features and functionality for the SIRIUS XM service.

Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the three months ended March 31, 2013 subscriber acquisition costs were flat but decreased as a percentage of total revenue, as compared to the corresponding prior period. The decrease, as a percentage of total revenue, was primarily a result of decreased OEM installations occurring in advance of acquiring the subscriber, offset by lower benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the merger with XM Satellite Radio Holdings, Inc.

Selling, General and Administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, financial, legal, human resources, information technology and insurance costs. For the three months ended March 31, 2013, selling, general and administrative expense increased 4% but decreased as a percentage of total revenue, as compared to the corresponding prior period. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, and increased conversion loyalty.

The following is a reconciliation of the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty:

	Three months ended March 31, 2013
	As reported by SIRIUS XM	Purchase Accounting Adjustments	Elimination for Equity Method Accounting (17 days)	As reported by Liberty
	amounts in millions
Subscriber revenue	$783	(2)	(146)	635
Other revenue	114	—	(20)	94
Total revenue	897	(2)	(166)	729
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(327)	6	60	(261)
Subscriber acquisition costs	(116)	(1)	20	(97)
Other operating expenses	(13)	(2)	3	(12)
Selling, general and administrative expenses	(112)	(1)	22	(91)
Adjusted OIBDA	329	—	(61)	268
Stock-based compensation	(15)	(14)	3	(26)
Depreciation and amortization	(67)	(7)	12	(62)
Operating income	$247	(21)	(46)	180
ANLBC. The three months ended March 31, 2013 results were significantly greater than the same period in 2012 in all aspects. During the three months ended March 31, 2013 the Braves had increased revenue of $20 million primarily due to a one time recognition of revenue from a settlement of outstanding broadcast rights issues. The first quarter is usually a slow financial period for ANLBC as they prepare for the upcoming season and commence spring training. This one time recognition impacted Adjusted OIBDA and Operating Income to a similar amount as the overall costs for ANLBC stayed relatively consistent, as compared to the corresponding prior period. ANLBC anticipates broadcast revenue in future periods will increase due to the settlement of these broadcast rights issues.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2013, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
dollar amounts in millions
$—	NA	$2,201	7.4%
The Company is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models and other appropriate methods.
At March 31, 2013, the fair value of our AFS equity securities was $1,266 million. Had the market price of such securities been 10% lower at March 31, 2013, the aggregate value of such securities would have been $127 million lower. Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at March 31, 2013 the aggregate value of such securities would have been $94 million lower.
Item 4.    Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

In re Sirius XM Shareholder Litigation, Consol. C.A. No. 7800-CS (Del. Ch.). On August 21, 2012, plaintiff City of Miami Police Relief and Pension Fund (the “Fund”) filed a complaint in the Court of Chancery of the State of Delaware against Liberty, SIRIUS XM, Liberty Radio LLC and certain Liberty designees on the board of directors of SIRIUS XM (David J.A. Flowers, Gregory B. Maffei, John C. Malone, Carl E. Vogel, and Vanessa A. Wittman (together, the “Sirius Designees”)). On August 23, 2012, plaintiff Brian Cohen filed a complaint in the Court of Chancery of the State of Delaware against the same individuals and seeking substantially similar relief as set forth in the complaint filed by the Fund. By Order of the Court dated October 2, 2012, the two actions were consolidated under the caption In re Sirius XM Shareholder Litigation. On January 28, 2013, Plaintiffs filed a Second Amended Verified Class Action and Derivative Complaint (the "Second Amended Complaint") in the consolidated action. The Second Amended Complaint alleges that Liberty and the Sirius Designees breached their alleged fiduciary duties to the SIRIUS XM stockholders by exerting control over SIRIUS XM to facilitate a takeover without providing stockholders with a fair price. The defendants have moved to dismiss the Second Amended Complaint.

Montero v. Sirius XM Radio Inc., Index No. 653012/2012 (N.Y. Sup. Ct. Cnty. of New York). On August 27, 2012, plaintiff Andrew Montero filed a shareholder class action purportedly on behalf of the shareholders of the common stock of SIRIUS XM against SIRIUS XM, the Sirius Designees, Liberty and Liberty Radio LLC. The action was commenced in the Supreme Court for the State of New York in New York County. Mr. Montero alleges breaches of fiduciary duty, aiding and abetting breach of fiduciary duty, and seeks a declaratory judgment, with allegations and relief sought substantially similar to those in the City of Miami litigation above. Service of the complaint has not been effected in this case.
State Consumer Investigations. A Multistate Working Group of 32 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of SIRIUS XM's consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
A separate investigation into SIRIUS XM's consumer practices is being conducted by the Attorneys General of the State of Florida and the State of New York. SIRIUS XM is cooperating with these investigations and believes the consumer practices used comply with all applicable federal and state laws and regulations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On January 11, 2013 Liberty Media Corporation announced its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward. First quarter repurchases and remaining availability under the repurchase program for Liberty common stock is as follows:

	Series A Liberty Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
January 1 - 31, 2013	472,500	$110.19	472,500	$398 million
February 1 - 28, 2013	507,900	$110.68	507,900	$342 million
March 1 - 31, 2013	136,619	$108.00	136,619	$327 million
Total	1,117,019		1,117,019
In addition to the shares listed in the table above, 1,095 shares of Series A Liberty common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

QuickLinks -- Click here to rapidly navigate through this document

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“SIRIUS XM”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to SIRIUS XM's Current Report on Form 8-K filed on December 10, 2012).

4.2	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10.1	Stockholders Agreement, dated as of March 19, 2013, by and among Charter Communications, Inc. and Liberty Media Corporation.*
10.2
Stock Purchase Agreement, dated as of March 19, 2013, by and among Liberty Media Corporation, the funds affiliated with Apollo Management Holdings, L.P. set forth therein, the funds affiliated with Oaktree Capital Management, L.P. set forth therein and the funds affiliated with Crestview Partners set forth therein.*

10.3
Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-1, File No. 333-83619).***

10.4
Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007).***

10.5
Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007).****

10.6
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3, File No. 333-89132).***

10.7
Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001).

10.8
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001).***

10.9
Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on January 29, 2003).

10.1
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).***

10.11
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).***

QuickLinks -- Click here to rapidly navigate through this document

10.12
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003).***

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________________
*    Filed herewith
**    Furnished herewith
***     Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
****    Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 8, 2013	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 8, 2013	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“SIRIUS XM”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to SIRIUS XM's Current Report on Form 8-K filed on December 10, 2012).

4.2	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10.1	Stockholders Agreement, dated as of March 19, 2013, by and among Charter Communications, Inc. and Liberty Media Corporation.*
10.2
Stock Purchase Agreement, dated as of March 19, 2013, by and among Liberty Media Corporation, the funds affiliated with Apollo Management Holdings, L.P. set forth therein, the funds affiliated with Oaktree Capital Management, L.P. set forth therein and the funds affiliated with Crestview Partners set forth therein.*

10.3
Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-1, File No. 333-83619).***

10.4
Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007).***

10.5
Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007).****

10.6
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3, File No. 333-89132).***

10.7
Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001).

10.8
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001).***

10.9
Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on January 29, 2003).

10.10
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).***

10.11
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).***

10.12
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003).***

31.1	Rule 13a-14(a)/15d-14(a) Certification*

QuickLinks -- Click here to rapidly navigate through this document

31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

______________________________________
*    Filed herewith
**    Furnished herewith
***     Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
****    Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

QuickLinks

LIBERTY MEDIA CORPORATION Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Balance Sheets (Continued) (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Operations (Continued) (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statement of Equity (unaudited)
LIBERTY MEDIA CORPORATION Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures.

Part II - Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

SIGNATURES
EXHIBIT INDEX