Form 10-Q
period 2013-06-30
Liberty Media Corp
filed 2013-08-06
CIK 1560385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2013 was:

Series A common stock	110,639,418
Series B common stock	9,876,578

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2013	December 31, 2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$937	603
Trade and other receivables, net	259	25
Deferred income tax assets	939	—
Other current assets	230	211
Assets of discontinued operations - current (note 2)	—	1,372
Total current assets	2,365	2,211
Investments in available-for-sale securities and other cost investments (note 6)	1,270	1,392
Investments in affiliates, accounted for using the equity method (note 7)	3,415	3,341

Property and equipment, at cost	2,023	329
Accumulated depreciation	(250)	(172)
	1,773	157
Intangible assets not subject to amortization (note 8):
Goodwill	14,221	200
FCC licenses	8,600	—
Other	1,074	144
	23,895	344
Intangible assets subject to amortization, net (note 8)	987	108
Other assets, at cost, net of accumulated amortization	179	32
Assets of discontinued operations (note 2)	—	740
Total assets	$33,884	8,325

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	June 30, 2013	December 31, 2012
	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$651	35
Current portion of debt (note 9)	4	—
Deferred revenue	1,619	24
Deferred credit on executory contracts	106	—
Other current liabilities	44	33
Liabilities of discontinued operations - current (note 2)	—	293
Total current liabilities	2,424	385
Long-term debt (note 9)	4,359	—
Deferred income tax liabilities	2,364	817
Deferred revenue	148	37
Other liabilities	276	90
Liabilities of discontinued operations (note 2)	—	564
Total liabilities	9,571	1,893
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 110,630,488 shares at June 30, 2013 and 111,852,001 shares at December 31, 2012	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,876,578 shares at June 30, 2013 and 9,886,838 shares at December 31, 2012	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	3,153	3,348
Accumulated other comprehensive earnings (loss), net of taxes	(15)	12
Retained earnings	11,237	3,079
Total stockholders' equity	14,376	6,440
Noncontrolling interests in equity of subsidiaries	9,937	(8)
Total equity	24,313	6,432
Commitments and contingencies (note 10)
Total liabilities and equity	$33,884	8,325

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Revenue:
Subscriber revenue	$813	—	1,448	—
Other revenue	265	135	419	170
Total Revenue	1,078	135	1,867	170
Operating costs and expenses:
Cost of subscriber services (note 3):
Revenue share and royalties	159	—	283	—
Programming and content	61	—	115	—
Customer service and billing	81	—	147	—
Other	27	—	49	—
Subscriber acquisition costs	133	—	230	—
Other operating expense (note 3)	108	81	150	106
Selling, general and administrative (note 3)	185	41	339	74
Depreciation and amortization	88	11	158	20
	842	133	1,471	200
Operating income (loss)	236	2	396	(30)
Other income (expense):
Interest expense	(28)	(2)	(39)	(5)
Dividend and interest income	13	21	25	43
Share of earnings (losses) of affiliates, net (note 7)	(21)	1,281	(4)	1,293
Realized and unrealized gains (losses) on financial instruments, net (note 5)	61	(73)	158	38
Gains (losses) on transactions, net (note 1 and 6)	2	—	7,481	—
Other, net	(1)	8	(6)	10
	26	1,235	7,615	1,379
Earnings (loss) from continuing operations before income taxes	262	1,237	8,011	1,349
Income tax (expense) benefit	(104)	(370)	257	(410)
Earnings (loss) from continuing operations	158	867	8,268	939
Earnings (loss) from discontinued operations, net of taxes (note 2)	—	71	—	150
Net earnings (loss)	158	938	8,268	1,089
Less net earnings (loss) attributable to the noncontrolling interests	62	1	110	2
Net earnings (loss) attributable to Liberty stockholders	$96	937	8,158	1,087

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions, except per share amounts
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$0.81	7.29	68.55	7.83
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$0.79	7.05	67.42	7.57
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$0.81	7.87	68.55	9.06
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B common stock	$0.79	7.62	67.42	8.77

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Net earnings (loss)	$158	938	8,268	1,089
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	—	—	(6)	—
Unrealized holding gains (losses) arising during the period	(2)	(5)	2	(2)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	—	(26)	—
Other	—	3	—	(1)
Other comprehensive earnings (loss)	(2)	(2)	(30)	(3)
Comprehensive earnings (loss)	156	936	8,238	1,086
Less comprehensive earnings (loss) attributable to the noncontrolling interests	62	1	110	2
Comprehensive earnings (loss) attributable to Liberty stockholders	$94	935	8,128	1,084

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Six months ended June 30,
	2013	2012
	amounts in millions
Cash flows from operating activities:
Net earnings	$8,268	1,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(150)
Depreciation and amortization	158	20
Stock-based compensation	89	11
Cash payments for stock-based compensation	(1)	(3)
Share of (earnings) loss of affiliates, net	4	(1,293)
Realized and unrealized (gains) losses on financial instruments, net	(158)	(38)
Losses (gains) on transactions, net	(7,481)	—
Deferred income tax expense (benefit)	(275)	395
Noncash interest expense	(40)	—
Other noncash charges (credits), net	5	(4)
Changes in operating assets and liabilities
Current and other assets	77	(29)
Payables and other liabilities	(39)	71
Net cash provided (used) by operating activities	607	69
Cash flows from investing activities:
Cash proceeds from dispositions of securities	—	87
Cash (paid) for acquisitions, net of cash acquired	408	—
Proceeds (payments) on financial instruments, net	12	(311)
Investments in and loans to cost and equity investees	(2,584)	(207)
Repayment of loans by cost and equity investees	16	43
Capital expended for property and equipment	(64)	(4)
Purchases of short term investments and other marketable securities	(163)	(331)
Sales of short term investments and other marketable securities	229	620
Net (increase) decrease in restricted cash	—	691
Other investing activities, net	(59)	—
Net cash provided (used) by investing activities	(2,205)	588
Cash flows from financing activities:
Borrowings of debt	2,809	—
Repayments of debt	(845)	(750)
Repurchases of Liberty common stock	(140)	(234)
Subsidiary shares repurchased by subsidiary	(1,109)	—
Other financing activities, net	17	3
Net cash provided (used) by financing activities	732	(981)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	62
Cash provided (used) by investing activities	—	(3)
Cash provided (used) by financing activities	550	(2)
Change in available cash held by discontinued operations	650	(57)
Net cash provided (used) by discontinued operations	1,200	—
Net increase (decrease) in cash and cash equivalents	334	(324)
Cash and cash equivalents at beginning of period	603	970
Cash and cash equivalents at end of period	$937	646

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Six months ended June 30, 2013

	Stockholders' equity
	Preferred Stock	Series A	Series B	Series C	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2013	$—	$1	$—	$—	$3,348	$12	$3,079	$(8)	$6,432
Net earnings	—	—	—	—	—	—	8,158	110	8,268
Other comprehensive loss	—	—	—	—	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	24	—	—	59	83
Series A stock repurchases	—	—	—	—	(140)	—	—	—	(140)
Non-controlling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	10,841	10,841
Shares repurchased by subsidiary	—	—	—	—	30	—	—	(1,173)	(1,143)
Shares issued by subsidiary	—	—	—	—	(32)	—	—	99	67
Distribution to stockholders for split-off of Starz	—	—	—	—	(77)	3	—	9	(65)
Balance at June 30, 2013	$—	$1	$—	$—	$3,153	$(15)	$11,237	$9,937	$24,313

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
In September 2011, Liberty Interactive completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) ("the Split-Off"), which at the time of the Split-Off held all of the businesses, assets and liabilities attributed to Liberty Interactive's Capital and Starz tracking stock groups. In January 2013, this entity (now named Starz) spun-off (the “Spin-Off”) the Company its then-former wholly owned subsidiary, Liberty Media Corporation, which, at the time of the Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty is being treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC is presented as discontinued operations. Therefore, for purposes of these condensed consolidated financial statements, Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.

Following the Split-Off and Spin-Off, Liberty, Liberty Interactive and Starz operate as separate publicly traded companies, none of which has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off and Spin-Off, Liberty entered into certain agreements with Liberty Interactive and Starz, respectively, in order to govern ongoing relationships between the companies and to provide for an orderly transition. These agreements include Reorganization Agreements, Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of the Spin-Off only) and Tax Sharing Agreements. The Reorganization, Services and Facilities Sharing Agreements entered into with Liberty Interactive were assigned from Starz to Liberty in connection with the Spin-Off.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive and Starz following the Split-Off and Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive and Starz with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive and Starz reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive and Starz. Under these various agreements approximately $6 million and $1 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2013 and 2012, respectively, and approximately $9 million and $3 million of these allocated expenses were reimbursed to Liberty during the six months ended June 30, 2013 and 2012, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

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
The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Certain amounts included in the accompanying financial statements for 2012 have been reclassified and adjusted to conform to the 2013 financial statement presentation. During the current period we changed the presentation of Net sales (purchases) of short term investments and other marketable securities to present gross amounts in the consolidated statement of cash flows, in order to conform to GAAP requirements. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2012.
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
On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50 million common shares of SIRIUS XM Radio, Inc. ("SIRIUS XM"), for cash consideration of approximately $161 million, as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

two transactions Liberty holds more than 50% of the common stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Following the transactions, Liberty designated and SIRIUS XM's board of directors appointed certain directors and Liberty effectively controls the board as of January 18, 2013. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain in the six months ended June 30, 2013 of approximately $7.5 billion associated with the application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain on the transaction was excluded from taxable income, additionally, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction. The fair value of our ownership interest previously held ($10,215 million) and the fair value of the initial noncontrolling interest ($10,286 million) was determined based on the trading price (level 1) of SIRIUS XM on the last trading day prior to the acquisition of the controlling interest. Additionally, the noncontrolling interest includes the fair value of SIRIUS XM's fully vested options (level 2), the fair value of warrants outstanding (level 2) and the intrinsic value of a beneficial conversion feature accounted for in purchase accounting. Following the transaction date SIRIUS XM is a consolidated subsidiary with just less than a 50% noncontrolling interest accounted for in equity and the condensed consolidated statements of operations.
Initial purchase price allocation for SIRIUS XM is as follows (amounts in millions):

Fair value of SIRIUS XM equity interests	$10,372
Fair value of SIRIUS XM debt securities	253
Noncontrolling interest	10,841
$21,466

Cash and cash equivalents	$569
Receivables	210
Property, plant and equipment	1,714
Goodwill	14,021
FCC Licenses	8,600
Tradenames	930
Intangible assets subject to amortization	930
Other assets	480
Debt	(2,490)
Deferred revenue	(1,565)
Deferred income tax liabilities, net	(900)
Other liabilities assumed	(1,033)
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
Summary Pro Forma Balance Sheet Data:

December 31, 2012
amounts in millions (unaudited)
Current assets	$4,039
Investments in equity method affiliates	$859
Property, plant and equipment, net	$1,871
Intangible assets not subject to amortization	$23,895
Intangible assets subject to amortization, net	$1,036
Other assets	$1,980
Total assets	$33,680
Long-term debt	$2,486
Deferred tax liabilities, net	$2,936
Other liabilities	$3,894
Noncontrolling interests in equity of subsidiaries	$10,833
Stockholders' Equity	$13,531
Summary Pro Forma Operations Data:

	Three months ended June 30, 2012	Six months ended June 30, 2012
	amounts in millions (unaudited)
Revenue	$970	1,808
Operating income (loss)	205	351
Interest expense	(49)	(106)
Share of earnings (loss) of affiliates	5	(16)
Earnings (loss) attributable to the noncontrolling interests	1,584	1,629
Net Earnings (loss) from continuing operations attributable to Liberty stockholders	1,636	1,752

Pro Forma basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and B common stock	$13.75	14.60
Pro Forma diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 4):
Series A and B common stock	$13.30	14.13

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
Following the Spin-Off, Liberty and Starz operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. As discussed in note 1, in connection with the Spin-Off, Liberty and Starz entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition.
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
Certain combined financial information for Starz, which is included in earnings (loss) from discontinued operations, is as follows:

	Three months ended June 30, 2012	Six months ended June 30, 2012
	amounts in millions
Revenue	$403	808
Earnings (loss) before income taxes	$95	215
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Earnings per share impact of discontinued operations

The earnings per share from discontinued operations, discussed above, is as follows:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B common stock	$0.58	1.23
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 4):
Series A and Series B common stock	$0.57	1.20

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM as discussed below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	—	7	—
Customer service and billing	1	—	2	—
Other	2	—	3	—
Other operating expense	3	—	6	—
Selling, general and administrative	38	5	71	11
	$48	5	89	11
During the six months ended June 30, 2013, the Company did not grant any options to purchase shares of Series A common stock.
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

	Series A
	Liberty	WAEP
	numbers of Awards in thousands
Outstanding at January 1, 2013	5,219	$98.77
Granted	—	$—
Exercised	(70)	$56.30
Forfeited/Cancelled/Exchanged	(4)	$69.06
Spin-Off adjustment	(1,195)	$83.25
Outstanding at June 30, 2013	3,950	$91.09
Exercisable at June 30, 2013	1,861	$87.48

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides additional information about outstanding Awards to purchase Liberty common stock at June 30, 2013.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A	3,950	$91.09	5.9 years	$140,905	1,861	$87.48	5.4 years	$73,098
As of June 30, 2013, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $87 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.
As of June 30, 2013, Liberty reserved 4.0 million Series A common stock for issuance under exercise privileges of outstanding stock Awards.
SIRIUS XM - Stock-based Compensation
During the six months ended June 30, 2013, SIRIUS XM granted stock options and restricted stock units to its employees, consultants and members of its board of directors. As of June 30, 2013, SIRIUS XM has approximately 266 million options outstanding of which approximately 82 million are exercisable, each with a weighted-average exercise price per share of $2.03 and $2.70, respectively. The stock-based compensation related to SIRIUS XM stock options was $33 million and $59 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $294 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.
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
Series A and Series B Common Stock
The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual common stock after the Split-Off. Excluded from diluted EPS for the three and six months ended June 30, 2013 are approximately one million potential common shares because their inclusion would be anti-dilutive.

	Liberty Common Stock
	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2012
	numbers of shares in millions
Basic EPS	119	119	119	120
Potentially dilutive shares	2	2	4	4
Diluted EPS	121	121	123	124

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
Liberty's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
		amounts in millions
Cash equivalents	$173	173	—
Available-for-sale securities	$1,239	865	374
The majority of Liberty's Level 2 financial assets are investments in debt related instruments. The Company notes that these assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. Accordingly, those Available-for-sale securities and debt related instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$54	58	136	131
Other derivatives	7	(131)	22	(93)
	$61	(73)	158	38

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
Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	June 30, 2013	December 31, 2012
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$256	211
Time Warner Cable, Inc. (a)	266	230
Viacom, Inc. (a)	247	192
CenturyLink, Inc. (a)	64	70
Barnes & Noble, Inc.	266	262
Other equity securities	77	58
Other debt securities	25	56
Total Fair Value Option Securities	1,201	1,079
AFS and cost investments
SIRIUS XM debt securities (b)	—	249
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	25
Other AFS and cost investments	45	39
Total AFS and cost investments	69	313
	$1,270	1,392

(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of June 30, 2013.

(b)
During the six months ended June 30, 2013, as discussed in note 1, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. Therefore, the related SIRIUS XM debt securities are considered effectively settled upon consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	June 30, 2013		December 31, 2012
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$5	1	2	37
Gross unrealized holding losses	$—	—	—	—

Liberty reclassified approximately $40 million of previously unrealized gains in the condensed consolidated statement of operations in gains (losses) on transactions, net for the six months ended June 30, 2013 due to the application of purchase accounting and the effective settlement of SIRIUS XM debt securities previously accounted for as available-for-sale securities through other comprehensive earnings (loss). Additionally, Liberty had no securities in a loss position greater than a year.

(7)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2013 and the carrying amount at December 31, 2012:

	June 30, 2013			December 31, 2012
	Percentage ownership	Fair Value (Level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
Charter Communications (a) (d)	27%	$3,326	2,528	NA
SIRIUS XM (b)	NA	NA	NA	2,766
Live Nation (c) (d)	27%	807	405	406
SIRIUS XM Canada (b)	38%	308	278	NA
Other	various	N/A	204	169
			$3,415	3,341

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Charter Communications, Inc. (a)	$(37)	—	(37)	—
SIRIUS XM (b)	—	1,276	8	1,309
Live Nation	11	—	(8)	(16)
SIRIUS XM Canada (b)	—	—	1	—
Other	5	5	32	—
	$(21)	1,281	(4)	1,293

(a)	As discussed below, Liberty acquired an approximate 27% interest in Charter Communications, Inc. during the six months ended June 30, 2013 for approximately $2.6 billion.

(b)
On January 18, 2013, as discussed in note 1, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. SIRIUS XM has an investment in SIRIUS XM Canada that was recorded at fair value in purchase accounting. See discussion below of SIRIUS XM Canada.

(c)
During the first quarter of 2013, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $19 million which increased our ownership percentage, at the time of acquisition, to approximately 27%.

(d)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of June 30, 2013.

SIRIUS XM Canada

In the acquisition of SIRIUS XM, Liberty acquired an interest in SIRIUS XM Canada which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a 15% royalty for all subscriber fees earned by SIRIUS XM Canada each month for its basic service and an activation fee for each gross activation of a SIRIUS XM Canada subscriber on the satellite radio system. SIRIUS XM Canada is obligated to pay SIRIUS XM a total of $70 million for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from SIRIUS XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides chip sets as well other services and SIRIUS XM Canada reimburses SIRIUS XM for such costs. At June 30, 2013, SIRIUS XM has approximately $45 million and $21 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $23

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

million in revenue, for the period from acquisition to June 30, 2013, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.

Charter Communications, Inc.

In May 2013, Liberty Media completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter Communications, Inc. ("Charter") for approximately $2.6 billion, which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50. Liberty accounts for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty's available for sale securities. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion. The excess basis was primarily allocated to franchise fees, customer relationships, debt and goodwill based on a preliminary valuation of Charter assets's and liabilities.

(8) Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill are as follows:

	SIRIUS XM	ANLBC	Other	Total
	amounts in millions
Balance at January 1, 2013	$—	180	20	200
Acquisitions (1)	14,021	—	—	14,021
Balance at June 30, 2013	$14,021	180	20	14,221

(1)	The increase to SIRIUS XM goodwill was the result of the acquisition of a controlling interest in SIRIUS XM in January 2013, see note 1 for further discussion.
Other major intangible assets not subject to amortization, not separately disclosed, are SIRIUS XM tradenames ($930 million) and ANLBC franchise rights ($143 million) at June 30, 2013. The increase from December 31, 2012 was due to the acquisition of SIRIUS XM in January 2013 as discussed in note 1.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Customer relationships	$621	(45)	576	51	(23)	28
Licensing agreements	329	(28)	301	—	—	—
Other	550	(440)	110	515	(435)	80
Total	$1,500	(513)	987	566	(458)	108
Additions to intangible assets subject to amortization were the result of the acquistion of SIRIUS XM, see note 1 for additional details on the acquisition. The range of useful lives assigned to intangibles acquired are from 6 years to 15 years.
Amortization expense for intangible assets with finite useful lives was $55 million and $9 million for the six months ended June 30, 2013 and 2012, respectively. Based on its amortizable intangible assets as of June 30, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2013	$57
2014	$111
2015	$93
2016	$75
2017	$74
(9) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal June 30, 2013
		June 30, 2013	December 31, 2012
	amounts in millions
SIRIUS XM 8.75% Senior Notes due 2015	$621	692	—
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	491	535	—
SIRIUS XM 7.625% Senior Notes due 2018	549	609	—
SIRIUS XM 5.25% Senior Notes due 2022	400	408	—
SIRIUS XM 4.25% Senior Notes due 2020	500	495	—
SIRIUS XM 4.625% Senior Notes due 2023	500	494	—
SIRIUS XM Credit Facility	—	—	—
Margin Loans	1,120	1,120	—
Other debt	10	10	—
Total debt	$4,191	4,363	—
Less current maturities		4	—
Total long-term debt		$4,359	—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Margin Loans
During the three months ended June 30, 2013, in connection with Liberty's acquisition of Charter common stock and warrants, as discussed in note 7, Liberty, through certain of its wholly-owned subsidiaries, entered into three different margin loans with various financial institutions (“lender parties”) in order to fund the purchase. Each agreement contains language that indicates that Liberty, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The margin loans consist of the following:

$1 Billion Margin Loan due 2014
On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bear interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan is LIBOR plus 2%. Interest on the term loan is payable on the first business day of each calendar quarter, and interest is payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. During June 2013, Liberty Siri MarginCo, LLC repaid $250 million outstanding under the revolving credit facility. Therefore, as of June 30, 2013, availability under the revolving line of credit was $550 million. Additionally, up to $1 billion in loans may be extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.

$670 Million Margin Loan due 2015
At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015") whereby LMC Cheetah 2, LLC borrowed $370 million. Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan due May 1, 2015 bears interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. As of June 30, 2013, Liberty has fully drawn the $670 Million Margin Loan due 2015 (see below).

$300 Million Margin Loan due 2014
At closing on May 1, 2013, LMC Cheetah 3, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby LMC Cheetah 3, LLC borrowed $300 million pursuant to a term loan. Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $300 Million Margin Loan due June 1, 2014 bears interest equal to the three-month LIBOR plus 5.00%, payable on the first day of each September, December, March and June throughout the term of the loan. During June 2013, Liberty repaid in full the principal and accrued interest on amounts drawn pursuant to this agreement and borrowed an additional $300 million pursuant to the $670 Million Margin Loan due 2015, discussed above.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2013, the value of shares pledged as collateral pursuant to all three margin loan agreements is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	June 30, 2013	June 30, 2013
	amounts in millions
SIRIUS XM	719.9	$2,412
Charter	20.3	$2,510
Live Nation	8.1	$125
Time Warner, Inc.	4.4	$256
Viacom, Inc.	3.5	$240
CenturyLink, Inc.	1.8	$64
Time Warner Cable, Inc.	1.1	$125

Each of the margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

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

During the three months ended June 30, 2013, SIRIUS XM purchased approximately $29 million of the 8.75% Notes. The aggregate purchase price for these 8.75% Notes was approximately $33 million, including accrued interest. Subsequent to June 30, 2013, SIRIUS XM repurchased approximately $18 million of the 8.75% Notes at a purchase price of approximately $20 million, including accrued interest.

SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, SIRIUS XM issued $550 million aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to SIRIUS XM's existing and future senior debt and equally in right of payment with SIRIUS XM's existing and future senior subordinated debt. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries have guaranteed the Exchangeable Notes on a senior subordinated basis.

Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of SIRIUS XM's common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. If a holder of the Exchangeable Notes elects to exchange the notes in connection

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

with a corporate transaction that constitutes a fundamental change, the exchange rate will be increased by an additional number of shares of common stock determined by the indenture governing the Exchangeable Notes. Due to a special cash dividend in December 2012, the conversion rate increased to 543.1372 shares per common stock per $1,000 principal amount. Liberty owns approximately $11 million of principal amount of the outstanding debentures which are considered effectively settled on a consolidated basis. The premium associated with the Exchangeable Notes was recorded in purchase accounting as the difference between fair value less the intrinsic value of the conversion feature and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense.

As a result of the acquisition of the additional 50 million shares of SIRIUS XM, a fundamental change occurred under the indenture governing the Exchangeable Notes. In accordance with the indenture, on February 1, 2013, SIRIUS XM made an offer to each holder of the Exchangeable Notes to: (i) repurchase his or her Exchangeable Notes at a purchase price in cash equal to $1,000 per $1,000 principal amount of the Exchangeable Notes (plus accrued and unpaid interest to, but excluding March 1, 2013); (ii) exchange his or her Exchangeable Notes for SIRIUS XM's common stock, at an exchange rate of 581.3112 shares per $1,000 principal amount of Notes, or (iii) retain his or her Exchangeable Notes pursuant to their terms through maturity on December 1, 2014, or otherwise transfer or exchange them in the ordinary course. Following the expiration of this offer, the exchange rate for the Exchangeable Notes reverted to 543.1372 shares of common stock per $1,000 principal amount of Exchangeable Notes.

In connection with this offer, $48 million in principal amount of the Exchangeable Notes were converted resulting in the issuance of approximately 28 million shares of SIRIUS XM common stock during the first quarter of 2013, considered to be a non-cash financing activity. As a result of this conversion, Liberty retired approximately $48 million in principal amount of the Exchangeable Notes and recognized a proportionate share of unamortized premium to noncontrolling interest. No loss was recognized as a result of the exchange.

SIRIUS XM 7.625% Senior Notes due 2018

In October 2010, SIRIUS XM issued $700 million aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum. The 7.625% Notes mature on November 1, 2018. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the 7.625% Notes. Liberty owns approximately $50 million principal amount of the 7.625% Notes and these notes are considered effectively settled on a consolidated basis. The premium associated with the 7.625% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense.

During the three months ended June 30, 2013, SIRIUS XM purchased approximately $101 million of the 7.625% Notes for an aggregate purchase price of approximately $113 million, including accrued interest. Subsequent to June 30, 2013, SIRIUS XM repurchased approximately $60 million of outstanding 7.625% Notes at an aggregate purchase price of approximately $67 million.

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

As of June 30, 2013, availability under the Credit Facility was $1,250 million.

SIRIUS XM Senior Notes Due 2020 and 2023

In May 2013, SIRIUS XM issued $500 million of Senior Notes due 2020 which bear interest at an annual rate of 4.25% and $500 million of Senior Notes due 2023 which bear interest at an annual rate of 4.625%. SIRIUS XM received gross proceeds of $1 billion from the sale of the notes before deducting the initial purchasers' commissions and estimated offering fees and expenses. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the notes. Proceeds from this offering are used for general corporate purposes.

As of June 30, 2013, SIRIUS XM was in compliance with all debt covenants.

SIRIUS XM 5.75% Senior Notes Due 2021

Subsequent to June 30, 2013, SIRIUS XM announced that it intends to offer $600 million of 5.75% Senior Notes due 2021. SIRIUS XM intends to use the net proceeds from any such offering, together with cash on-hand, to redeem its outstanding 8.75% Notes. This offering has not commenced as of the date of these financial statements.
Fair Value of Debt
The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities is as follows (amounts in millions):

June 30, 2013
SIRIUS XM 8.75% Senior Notes due 2015	$685
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	$930
SIRIUS XM 7.625% Senior Notes due 2018	$601
SIRIUS XM 5.25% Senior Notes due 2022	$391
SIRIUS XM 4.25% Senior Notes due 2020	$474
SIRIUS XM 4.625% Senior Notes due 2023	$470
Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at June 30, 2013.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(10) Commitments and Contingencies
Guarantees
The Company continues to guarantee Starz, LLC's obligations under two of its studio output agreements. At June 30, 2013, the Company's guarantees for obligations for films released by such date aggregated $195 million. The Guarantee associated with these studio output agreements is expected to lapse in November of 2013 for one studio and November of 2014 for the other studio. While the guarantee amount for films not yet released is not determinable, such amounts are expected to be significant. The Company considered whether a liability associated with the Guarantee was considered necessary at the time of Spin-Off and determined that based on a number of scenarios associated with this Guarantee due to the financial well-being of Starz, the anticipated financial performance of Starz over the next two years and Starz's availability under its Credit Facility, that no liability was considered necessary.
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
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2013 aggregated $160 million, which is payable as follows: $37 million in 2013, $48 million in 2014, $42 million in 2014, $16 million in 2016 and $17 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
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
For the six months ended June 30, 2013, the Company has identified the following businesses as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Measures

	Six months ended June 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$1,667	622	—	—
ANLBC	132	21	102	5
Corporate and other	68	—	68	(4)
	$1,867	643	170	1

	Three months ended June 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$938	354	—	—
ANLBC	109	20	99	22
Corporate and other	31	(2)	36	(4)
	$1,078	372	135	18

Other Information

	June 30, 2013
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
SIRIUS XM	$29,455	278	60
ANLBC	595	38	2
Corporate and other	3,834	3,099	2
	$33,884	3,415	64

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Consolidated segment Adjusted OIBDA	$372	18	643	1
Stock-based compensation	(48)	(5)	(89)	(11)
Depreciation and amortization	(88)	(11)	(158)	(20)
Interest expense	(28)	(2)	(39)	(5)
Dividend and interest income	13	21	25	43
Share of earnings (losses) of affiliates, net	(21)	1,281	(4)	1,293
Realized and unrealized gains (losses) on financial instruments, net	61	(73)	158	38
Gains (losses) on transactions, net	2	—	7,481	—
Other, net	(1)	8	(6)	10
Earnings (loss) from continuing operations before income taxes	$262	1,237	8,011	1,349

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Radio, Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; our potential participation in SIRIUS XM's stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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
For additional risk factors, please see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2012.
Explanatory Note
On January 11, 2013, Liberty Media Corporation ("Liberty" or "the Company" formerly known as Liberty Spinco, Inc.) was spun-off, through the distribution of shares of Liberty by means of a pro-rata dividend from Starz (previously Liberty Media Corporation) (the "Spin-Off"), which was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation).
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
In addition to the foregoing businesses, we hold an ownership interest in Live Nation Entertainment, Inc. ("Live Nation"), Charter Communications, Inc. ("Charter"), and through SIRIUS XM, SIRIUS XM Canada, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Inc., Time Warner Cable, Inc., Viacom, Inc. and Barnes & Noble, Inc., which are accounted for at their respective fair market values and are included in corporate and other.
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
Consolidated Operating Results

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Revenue
SIRIUS XM	$938	—	1,667	—
ANLBC	109	99	132	102
Corporate and other	31	36	68	68
	$1,078	135	1,867	170
Adjusted OIBDA
SIRIUS XM	$354	—	622	—
ANLBC	20	22	21	5
Corporate and other	(2)	(4)	—	(4)
	$372	18	643	1
Operating Income (Loss)
SIRIUS XM	$243	—	423	—
ANLBC	10	14	4	(7)
Corporate and other	(17)	(12)	(31)	(23)
	$236	2	396	(30)

Revenue.    Our consolidated revenue increased $943 million and increased $1,697 million for the three and six months ended June 30, 2013, as compared to the corresponding periods in the prior year. The increase was primarily due to the acquisition of SIRIUS XM on January 18, 2013 and increased revenue at ANLBC. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries, including a discussion of the SIRIUS XM results on a comparative basis.

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
Consolidated Adjusted OIBDA increased $354 million and increased $642 million for the three and six months ended June 30, 2013 , as compared to the corresponding period in the prior year. The increase was primarily driven by the acquisition of SIRIUS XM and an improvement in Adjusted OIBDA for ANLBC. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $89 million and $11 million of stock compensation expense for the six months ended June 30, 2013 and 2012, respectively. The increase in stock compensation expense in 2013 relates to two items: the additional stock-based compensation from SIRIUS XM and an increase in the amortization of unrecognized compensation expense which increased due to the option exchange program that occurred in December 2012. As of June 30, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $87 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.0 years. Additionally, as of June 30, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $294 million. The SIRIUS XM unrecognized compensation cost will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.5 years.
Operating income.    Our consolidated operating income increased $234 million and increased $426 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The increase is primarily the result of the acquisition of SIRIUS XM. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Other income (expense):
Interest expense	$(28)	(2)	(39)	(5)
Dividend and interest income	13	21	25	43
Share of earnings (losses) of affiliates	(21)	1,281	(4)	1,293
Realized and unrealized gains (losses) on financial instruments, net	61	(73)	158	38
Gains (losses) on transactions, net	2	—	7,481	—
Other, net	(1)	8	(6)	10
	$26	1,235	7,615	1,379
Interest expense.    Consolidated interest expense increased $26 million and $34 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to the acquisition of SIRIUS XM and the interest expense related to the debt that was acquired.
Dividend and interest income. Consolidated dividend and interest income decreased $8 million and $18 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The decrease from prior periods is primarily due to the reduction in interest income recognized on certain debt instruments in SIRIUS XM that are considered effectively settled upon consolidation.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
SIRIUS XM	$—	1,276	8	1,309
Charter	(37)	—	(37)	—
Live Nation	11	—	(8)	(16)
SIRIUS XM Canada	—	—	1	—
Other	5	5	32	—
	$(21)	1,281	(4)	1,293

We acquired a controlling interest in SIRIUS XM as of January 18, 2013 resulting in share of earnings for only the first seventeen days of January 2013. SIRIUS XM recognized approximately $3.0 billion of a one-time tax benefit during the three months ended June 30, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for their recorded deferred tax assets. Liberty recognized our portion of this benefit ($1,229 million) in the three months ended June 30, 2012.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$54	58	136	131
Other derivatives	7	(131)	22	(93)
	$61	(73)	158	38
Gains (losses) on transactions, net. During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain in the six months ended June 30, 2013 of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest.
Income taxes.    Our income taxes for the three months and six months ended June 30, 2013 were an expense of $104 million and a benefit of $257 million, respectively. The tax expense for the three months ended June 30, 3013 was primarily the result of an effective tax rate of 40%, which was higher than the U.S. statutory tax rate of 35%, primarily due to state taxes. The primary reason for the tax benefit for the six months ended June 30, 2013 was a result of the acquisition of a controlling interest in SIRIUS XM. As discussed previously, we recorded a gain on the transaction which was excluded from taxable income. In addition, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction.
Net earnings.    We had net earnings of $158 million and $8,268 million for the three and six months ended June 30, 2013, respectively, and net earnings of $938 million and $1,089 million for the three and six months ended June 30, 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition
As of June 30, 2013, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. We note that SIRIUS XM has significant operating cash flows, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest we do not have ready access to such cash flows.
Liberty did not have a debt rating subsequent to the Spin-Off because it has no public debt outstanding.
As of June 30, 2013 the Company had a cash balance of $937 million as well as additional sources of liquidity of $516 million of unencumbered Fair Value Option securities. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. At the time of Spin-Off, a cash distribution was made of approximately $1.2 billion from Starz to Liberty. Additionally, on January 18, 2013 the Company obtained a controlling interest in SIRIUS XM which has significant operating cash flows, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to such cash flows. As of June 30, 2013, SIRIUS XM had a cash balance of $652 million.

	Six months ended June 30,
	2013	2012
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$607	69
Net cash provided (used) by investing activities	$(2,205)	588
Net cash provided (used) by financing activities	$732	(981)
The Company's primary uses of cash during the six months ended June 30, 2013 were $2.6 billion to acquire approximately 26.9 million shares and approximately 1.1 million warrants in Charter Communications, Inc., which represents an approximate 27% beneficial ownership in Charter Communications, Inc. Liberty funded the purchase of Charter Communications, Inc. shares and warrants with approximately $1.2 billion of cash on hand and $1.4 billion from new loan arrangements. Liberty also used $140 million of cash on hand for repurchases of Liberty Series A common stock during the period. SIRIUS XM repurchased $1,109 million of its common stock for the six months ended June 30, 2013 and repaid approximately $298 million of long-term debt. SIRIUS XM's uses of cash were funded by cash provided by operating activities, SIRIUS XM's additional borrowing of approximately $1 billion of long-term debt, and cash on hand.
The projected uses of Liberty cash are the investment in existing or new businesses, debt service, and the potential buyback of common stock under the approved share buyback program as well as repayment of the margin loans. The Company has entered into an arrangement which, if completed at July 31, 2013, would have resulted in a cash payment of approximately $380 million for the repurchase of Liberty Series A common stock as part of the transaction. The Company anticipates completing this transaction prior to the end of the year, subject to the satisfaction of certain conditions. The amount of the cash payment is subject to change and no assurance can be given that this transaction will be completed. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, cash proceeds from the sale of investments, including the potential sale of some of our recent purchases of SIRIUS XM shares of common stock back to SIRIUS XM as part of SIRIUS XM's share repurchase program, and borrowing capacity under margin loans. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash from operations and new loan arrangements. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below to reflect the Spin-Off and acquisition of SIRIUS XM as of December 31, 2012.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt(1)	$2,462	4	1,357	1	1,100
Interest payments(2)	802	187	300	157	158
Satellite and transmission	137	67	42	8	20
Programming and content	616	219	362	35	—
Operating lease obligations	389	44	76	49	220
Employment agreements	151	60	58	33	—
Purchase orders and other obligations	267	98	69	29	71
Total consolidated	$4,824	679	2,264	312	1,569

(1)	Amounts are stated at the face amount at maturity of outstanding debt instruments and capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

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

Results of Operations—Businesses
SIRIUS XM Radio, Inc. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus new features such as SiriusXM On Demand and MySXM, over the internet, including through applications for mobile devices. SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios as factory- or dealer-installed equipment in their vehicles from which they acquire the majority of their subscribers. They also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. Additionally, SIRIUS XM distributes their radios through retail locations nationwide and through their website. Satellite radio services are also offered to customers of certain daily rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of their customers subscribing on an annual, semi-annual, quarterly or monthly basis. They also derive revenue from other subscription related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as their Internet radio, Backseat TV, data, traffic, and weather services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through their website and their public filings.

As of June 30, 2013, SIRIUS XM had 25 million subscribers of which almost 20 million were self-pay subscribers and 5 million were paid promotional subscribers. As of June 30, 2012, SIRIUS XM had more than 23 million subscribers of which more than 19 million were self-pay subscribers and more than 4 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. See additional discussion about the application of purchase accounting in note 1 to our condensed consolidated financial statements. Previous to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the three and six months ended June 30, 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. For the three and six months ended June 30, 2012 SIRIUS XM was treated as an equity method affiliate so the results reported by SIRIUS XM were not consolidated. Additionally, as of June 30, 2013, there is just less than a 50% noncontrolling interest in SIRIUS XM and therefore the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013 (1)	2012	2013 (1)	2012
	amounts in millions
Subscriber revenue	$815	730	1,598	1,431
Other revenue	126	108	240	211
Total revenue	941	838	1,838	1,642
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(329)	(292)	(656)	(581)
Subscriber acquisition costs	(130)	(119)	(246)	(236)
Other operating expenses	(14)	(5)	(27)	(16)
Selling, general and administrative expenses	(118)	(113)	(230)	(220)
Adjusted OIBDA	350	309	679	589
Stock-based compensation	(15)	(14)	(30)	(29)
Depreciation and amortization	(67)	(67)	(134)	(133)
Operating income	$268	228	515	427

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased 12% for the three and six months ended June 30, 2013, as compared to the corresponding periods in the prior year. The increase was primarily attributable to a 9% increase in daily weighted average number of subscribers, the full year-to-date impact of the increase in certain subscription rates beginning in January 2012, and an increase in subscriptions to premium services, including data services and Internet streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs and an increasing number of lifetime plans that have reached full recognition.

Other revenue includes advertising revenue, royalty fees and other ancillary revenue. For the three and six months ended June 30, 2013, other revenue increased 16% and 14%, respectively, as compared to the corresponding prior period. The most significant change in other revenue was the result of increases in the rate charged to SIRIUS XM and passed through to subscribers for the U.S. Music Royalty Fee, which increased to 12.5%, which was compounded by an increase in the number of subscribers.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased 13% for the three and six months ended June 30, 2013, as compared to the corresponding periods in the prior year but remained relatively flat as a percentage of total revenue. The primary increases for the three and six months were increases in the revenue share and royalties of 15% and 14%, respectively, as compared to the corresponding periods in the prior year. The increases were primarily a result of greater revenues subject to royalty and/or revenue sharing arrangements and a 12.5% increase in the statutory royalty rate for the performance of sound recordings. Additionally, customer service and billing expense increased 17% and 19% for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year, due to longer average handle time per call and higher subscriber volume driving increased subscriber contacts and increased bad debt expense.

Other operating expense includes engineering, design and development costs. For the three and six months ended June 30, 2013 other operating expense increased $9 million and $11 million, respectively, but remained relatively flat as a percentage of total revenue. The increase was driven primarily by the reversal of certain non-recurring engineering charges that were recorded in the second quarter of 2012, as well as higher product development costs and costs related to enhanced subscriber features and functionality for the SIRIUS XM service.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the three and six months ended June 30, 2013 subscriber acquisition costs increased 9% and 4%, respectively, but decreased as a percentage of total revenue, as compared to the corresponding periods in the prior year. The decrease, as a percentage of total revenue, was primarily a result of decreased OEM installations occurring in advance of acquiring the subscriber, offset by lower benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the merger with XM Satellite Radio Holdings, Inc.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, finance, legal, human resources, information technology and insurance costs. For the three and six months ended June 30, 2013, selling, general and administrative expense increased $5 million and $10 million, respectively, but remained relatively flat as a percentage of total revenue, as compared to the corresponding periods in the prior year. The increase in costs was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials.

The following is a reconciliation of the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty:

	Three months ended June 30, 2013			Six months ended June 30, 2013
	As reported by SIRIUS XM	Purchase Accounting Adjustments	As reported by Liberty	As reported by SIRIUS XM	Purchase Accounting Adjustments	Elimination for Equity Method Accounting (17 days)	As reported by Liberty
	amounts in millions
Subscriber revenue	$815	(2)	813	1,598	(4)	(146)	1,448
Other revenue	126	(1)	125	240	(1)	(20)	219
Total revenue	941	(3)	938	1,838	(5)	(166)	1,667
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(329)	8	(321)	(656)	14	60	(582)
Subscriber acquisition costs	(130)	(3)	(133)	(246)	(4)	20	(230)
Other operating expenses	(14)	2	(12)	(27)	—	3	(24)
Selling, general and administrative expenses	(118)	—	(118)	(230)	(1)	22	(209)
Adjusted OIBDA	350	4	354	679	4	(61)	622
Stock-based compensation	(15)	(18)	(33)	(30)	(32)	3	(59)
Depreciation and amortization	(67)	(11)	(78)	(134)	(18)	12	(140)
Operating income	$268	(25)	243	515	(46)	(46)	423

ANLBC. The results for the six months ended June 30, 2013 were significantly greater than the same period in 2012. During the six months ended June 30, 2013 the Braves had increased revenue of $30 million as compared to the corresponding period in the prior year, primarily due to a one time recognition of revenue from a settlement of outstanding broadcast rights issues. This one time recognition favorably impacted Adjusted OIBDA and Operating Income and ANLBC anticipates broadcast revenue in future periods will increase due to the settlement of these broadcast rights issues. However, the results were partially offset by an increase in player salaries and sales and marketing expenses in the current year, as compared to the corresponding period in the prior year. The one time recognition of revenue did not impact the three months ended June 30, 2013 which resulted in the increase in player salaries and increased sales and marketing expenses to impact the three month period results to a greater extent.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2013, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
SIRIUS XM	$—	NA	$3,071	6.4%
Corporate	$1,120	3.0%	$—	—%
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
At June 30, 2013, the fair value of our AFS equity securities was $1,270 million. Had the market price of such securities been 10% lower at June 30, 2013, the aggregate value of such securities would have been $127 million lower. Additionally, our stock in Live Nation, SIRIUS XM Canada, and Charter (three of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at June 30, 2013 the aggregate value of such securities would have been $444 million lower.
Item 4.    Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 28, 2013 and Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 9, 2013. There have been no material developments in such legal proceedings during the three months ended June 30, 2013

Item 1A.    Risk Factors

The risk factors presented below are intended to supplement the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us. We do not have the right to manage the businesses or affairs of any of our business affiliates (those companies in which we have less than a majority voting stake), including Charter Communications, Inc., Live Nation Entertainment, Inc. and Barnes & Noble Inc. Rather, our rights take the form of representation on the board of directors and, in some cases, board committees that supervise management and possession of veto rights over certain significant or extraordinary actions. The scope of our veto rights varies from company to company. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate or prevent a business affiliate from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken.
We are subject to bank debt held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt. As of June 30, 2013, we have $1.12 billion of bank and other debt that is held above the operating subsidiary level. Our ability to meet these financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Generally, we will not receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On January 11, 2013 Liberty Media Corporation announced its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward. There were no repurchases of Liberty common stock made pursuant to the repurchase program during the second quarter of 2013. As of June 30, 2013, $327 million is available for repurchases under the Company's share repurchase program.
244 shares of Series A Liberty common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

QuickLinks -- Click here to rapidly navigate through this document

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture, dated as of May 16, 2013, among SIRIUS XM Radio, Inc. (“SIRIUS XM”), the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to SIRIUS XM's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “SIRIUS XM 8-K”)).

4.2
Indenture, dated as of May 16, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the SIRIUS XM 8-K).

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

LIBERTY MEDIA CORPORATION
Date:	August 6, 2013	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 6, 2013	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture, dated as of May 16, 2013, among SIRIUS XM Radio, Inc. (“SIRIUS XM”), the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to SIRIUS XM's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “SIRIUS XM 8-K”)).

4.2
Indenture, dated as of May 16, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the SIRIUS XM 8-K).

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