Form 10-Q
period 2013-09-30
Liberty Media Corp
filed 2013-11-05
CIK 1560385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2013 was:

Series A common stock	104,364,879
Series B common stock	9,876,578

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,171	603
Trade and other receivables, net	225	25
Deferred income tax assets	878	—
Other current assets	207	211
Assets of discontinued operations - current (note 3)	—	1,372
Total current assets	2,481	2,211
Investments in available-for-sale securities and other cost investments (note 7)	1,275	1,392
Investments in affiliates, accounted for using the equity method (note 8)	3,363	3,341

Property and equipment, at cost	2,090	329
Accumulated depreciation	(298)	(172)
	1,792	157
Intangible assets not subject to amortization (note 9):
Goodwill	14,203	200
FCC licenses	8,600	—
Other	1,073	144
	23,876	344
Intangible assets subject to amortization, net (note 9)	964	108
Other assets, at cost, net of accumulated amortization	192	32
Assets of discontinued operations (note 3)	—	740
Total assets	$33,943	8,325

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	September 30, 2013	December 31, 2012
	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$646	35
Current portion of debt (note 10)	496	—
Deferred revenue	1,527	24
Deferred credit on executory contracts	46	—
Other current liabilities	45	33
Liabilities of discontinued operations - current (note 3)	—	293
Total current liabilities	2,760	385
Long-term debt (note 10)	4,385	—
Deferred income tax liabilities	2,406	817
Deferred revenue	150	37
Other liabilities	263	90
Liabilities of discontinued operations (note 3)	—	564
Total liabilities	9,964	1,893
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 110,630,488 shares at September 30, 2013 and 111,852,001 shares at December 31, 2012	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,876,578 shares at September 30, 2013 and 9,886,838 shares at December 31, 2012	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	3,115	3,348
Accumulated other comprehensive earnings (loss), net of taxes	(4)	12
Retained earnings	11,307	3,079
Total stockholders' equity	14,419	6,440
Noncontrolling interests in equity of subsidiaries	9,560	(8)
Total equity	23,979	6,432
Commitments and contingencies (note 11)
Total liabilities and equity	$33,943	8,325

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Revenue:
Subscriber revenue	$832	—	2,280	—
Other revenue	278	154	697	324
Total Revenue	1,110	154	2,977	324
Operating costs and expenses:
Cost of subscriber services (note 4):
Revenue share and royalties	175	—	469	—
Programming and content	64	—	179	—
Customer service and billing	77	—	224	—
Other	25	—	74	—
Subscriber acquisition costs	131	—	367	—
Other operating expense (note 4)	104	95	254	201
Selling, general and administrative (note 4)	207	37	548	111
Depreciation and amortization	79	12	237	32
	862	144	2,352	344
Operating income (loss)	248	10	625	(20)
Other income (expense):
Interest expense	(39)	(1)	(78)	(6)
Dividend and interest income	12	22	37	65
Share of earnings (losses) of affiliates, net (note 8)	(8)	14	(12)	1,307
Realized and unrealized gains (losses) on financial instruments, net (note 5)	64	135	222	173
Gains (losses) on transactions, net (note 1 and 7)	—	21	7,481	21
Other, net	(67)	49	(73)	59
	(38)	240	7,577	1,619
Earnings (loss) from continuing operations before income taxes	210	250	8,202	1,599
Income tax (expense) benefit	(94)	(88)	170	(498)
Earnings (loss) from continuing operations	116	162	8,372	1,101
Earnings (loss) from discontinued operations, net of taxes (note 3)	—	58	—	208
Net earnings (loss)	116	220	8,372	1,309
Less net earnings (loss) attributable to the noncontrolling interests	40	(1)	144	1
Net earnings (loss) attributable to Liberty stockholders	$76	221	8,228	1,308

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions, except per share amounts
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 5):
Series A and Series B common stock	$0.64	1.36	69.14	9.18
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 5):
Series A and Series B common stock	$0.63	1.32	68.00	8.88
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 5):
Series A and Series B common stock	$0.64	1.86	69.14	10.90
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 5):
Series A and Series B common stock	$0.63	1.80	68.00	10.55

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Net earnings (loss)	$116	220	8,372	1,309
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	8	—	2	—
Unrealized holding gains (losses) arising during the period	2	3	4	1
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	1	(13)	(25)	(13)
Other	—	(5)	—	(6)
Other comprehensive earnings (loss)	11	(15)	(19)	(18)
Comprehensive earnings (loss)	127	205	8,353	1,291
Less comprehensive earnings (loss) attributable to the noncontrolling interests	34	(1)	144	1
Comprehensive earnings (loss) attributable to Liberty stockholders	$93	206	8,209	1,290

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Nine months ended September 30,
	2013	2012
	amounts in millions
Cash flows from operating activities:
Net earnings	$8,372	1,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(208)
Depreciation and amortization	237	32
Stock-based compensation	141	18
Cash payments for stock-based compensation	(2)	(17)
Share of (earnings) loss of affiliates, net	12	(1,307)
Realized and unrealized (gains) losses on financial instruments, net	(222)	(173)
Losses (gains) on transactions, net	(7,481)	(21)
Deferred income tax expense (benefit)	(190)	501
Noncash interest expense	(54)	—
Other, net	70	79
Changes in operating assets and liabilities
Current and other assets	142	(114)
Payables and other liabilities	(136)	(46)
Net cash provided (used) by operating activities	889	53
Cash flows from investing activities:
Cash proceeds from dispositions	12	360
Cash (paid) for acquisitions, net of cash acquired	408	—
Investments in and loans to cost and equity investees	(2,584)	(1,423)
Repayment of loans by cost and equity investees	71	35
Capital expended for property and equipment	(132)	(5)
Purchases of short term investments and other marketable securities	(178)	(331)
Sales of short term investments and other marketable securities	229	620
Net (increase) decrease in restricted cash	—	700
Other investing activities, net	(66)	(74)
Net cash provided (used) by investing activities	(2,240)	(118)
Cash flows from financing activities:
Borrowings of debt	4,211	—
Repayments of debt	(1,731)	(750)
Repurchases of Liberty common stock	(140)	(242)
Subsidiary shares repurchased by subsidiary	(1,602)	—
Other financing activities, net	(19)	10
Net cash provided (used) by financing activities	719	(982)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	175
Cash provided (used) by investing activities	—	(15)
Cash provided (used) by financing activities	550	(14)
Change in available cash held by discontinued operations	650	254
Net cash provided (used) by discontinued operations	1,200	400
Net increase (decrease) in cash and cash equivalents	568	(647)
Cash and cash equivalents at beginning of period	603	970
Cash and cash equivalents at end of period	$1,171	323

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Nine months ended September 30, 2013

	Stockholders' equity
	Preferred Stock	Series A	Series B	Series C	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2013	$—	$1	$—	$—	$3,348	$12	$3,079	$(8)	$6,432
Net earnings	—	—	—	—	—	—	8,228	144	8,372
Other comprehensive loss	—	—	—	—	—	(19)	—	—	(19)
Stock-based compensation	—	—	—	—	86	—	—	46	132
Series A stock repurchases	—	—	—	—	(140)	—	—	—	(140)
Non-controlling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	10,841	10,841
Shares repurchased by subsidiary	—	—	—	—	(12)	—	—	(1,590)	(1,602)
Shares issued by subsidiary	—	—	—	—	(79)	—	—	118	39
Distribution to stockholders for split-off of Starz	—	—	—	—	(88)	3	—	9	(76)
Balance at September 30, 2013	$—	$1	$—	$—	$3,115	$(4)	$11,307	$9,560	$23,979

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)   Basis of Presentation
The accompanying condensed consolidated financial statements of Liberty Media Corporation (formerly named Liberty Spinco, Inc.) ("Liberty" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of (1) certain video programming and other media related assets and businesses previously attributed to the Starz tracking stock group and the Capital tracking stock group of Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) further described in note 3 and (2) Liberty Media Corporation and its consolidated subsidiaries for the period following the date of the Split-Off (defined below). See discussion below pertaining to the Spin-Off (defined below). The Split-Off and Spin-Off have been accounted for at historical cost due to the pro rata nature of the distributions.
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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive and Starz following the Split-Off and Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive and Starz with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive and Starz reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive and Starz. Under these various agreements approximately $6 million and $4 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2013 and 2012, respectively, and approximately $15 million and $7 million of these allocated expenses were reimbursed to Liberty during the nine months ended September 30, 2013 and 2012, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

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
On October 3, 2013, Liberty closed a transaction in which a subsidiary of Comcast, Inc. exchanged approximately 6.3 million shares of Liberty's Series A common stock for a newly created subsidiary of Liberty which held Liberty's wholly owned subsidiary Leisure Arts, Inc., approximately $417 million in cash and Liberty's rights in and to a revenue sharing agreement relating to the carriage of CNBC ("CNBC Agreement"). The carrying value of Leisure Arts, Inc. and the CNBC Agreement was not significant. Therefore, the Company expects to record a significant gain in the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

fourth quarter based on the difference between the carrying value of the assets and businesses deconsolidated, at the time of exchange, and the fair value of the Liberty Series A common stock received. The Company expects any gain recorded on the exchange transaction will be excluded from taxable income.
(2) Sirius XM Radio, Inc. Transactions
On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50 million common shares of SIRIUS XM Radio, Inc. ("SIRIUS XM"), for cash consideration of approximately $161 million, as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these two transactions Liberty holds more than 50% of the common stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Following the transactions, Liberty designated and SIRIUS XM's board of directors appointed certain directors and Liberty controls the board as of January 18, 2013. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain in the nine months ended September 30, 2013 of approximately $7.5 billion associated with the application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain on the transaction was excluded from taxable income, additionally, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction. The fair value of our ownership interest previously held ($10,215 million) and the fair value of the initial noncontrolling interest ($10,286 million) was determined based on the trading price (level 1) of SIRIUS XM on the last trading day prior to the acquisition of the controlling interest. Additionally, the noncontrolling interest includes the fair value of SIRIUS XM's fully vested options (level 2), the fair value of warrants outstanding (level 2) and the intrinsic value of a beneficial conversion feature accounted for in purchase accounting. Following the transaction date SIRIUS XM is a consolidated subsidiary with just less than a 50% noncontrolling interest accounted for in equity and the condensed consolidated statements of operations.
Initial purchase price allocation for SIRIUS XM is as follows (amounts in millions):

Fair value of SIRIUS XM equity interests	$10,372
Fair value of SIRIUS XM debt securities	253
Noncontrolling interest	10,841
$21,466

Cash and cash equivalents	$569
Receivables	210
Property, plant and equipment	1,714
Goodwill	14,003
FCC Licenses	8,600
Tradenames	930
Intangible assets subject to amortization	930
Other assets	480
Debt	(2,490)
Deferred revenue	(1,565)
Deferred income tax liabilities, net	(911)
Other liabilities assumed	(1,004)
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

Summary Pro Forma Balance Sheet Data:

December 31, 2012
amounts in millions (unaudited)
Current assets	$4,039
Investments in equity method affiliates	$851
Property, plant and equipment, net	$1,871
Intangible assets not subject to amortization	$23,877
Intangible assets subject to amortization, net	$1,038
Other assets	$1,939
Total assets	$33,615
Long-term debt	$2,486
Deferred tax liabilities, net	$2,933
Other liabilities	$3,656
Noncontrolling interests in equity of subsidiaries	$10,833
Stockholders' Equity	$13,707

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Summary Pro Forma Operations Data:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	amounts in millions (unaudited)
Revenue	$1,019	2,827
Operating income (loss)	185	536
Interest expense	(47)	(153)
Share of earnings (loss) of affiliates	(17)	(33)
Earnings (loss) attributable to the noncontrolling interests	26	1,655
Net Earnings (loss) from continuing operations attributable to Liberty stockholders	171	1,923

Pro Forma basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 5):
Series A and B common stock	$1.44	16.03
Pro Forma diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 5):
Series A and B common stock	$1.39	15.51

This pro forma information is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been if these transactions happened previously and Liberty controlled or discontinued owning these entities during the periods presented.
On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM in which SIRIUS XM will acquire a to be determined number of shares for $500 million, in three separate tranches between the fourth quarter of 2013 and second quarter of 2014, to be determined based on a 1.5% discount to the average of the daily volume weighted average price (VWAP) per share of SIRIUS XM common stock over a period of ten days beginning on the third trading day following the date of the public release of SIRIUS XM's third quarter 2013 earnings subject to a cap on the average VWAP of $4.18 and a floor on the average VWAP of $3.64. The repurchase of shares will approximate 1% of the outstanding shares of SIRIUS XM on an as adjusted basis as the shares will be retired at the SIRIUS XM level. The retirement of SIRIUS XM shares on a consolidated basis is not expected to significantly impact the consolidated results except for an adjustment to noncontrolling interest as the shares are repurchased and retired. Liberty is expects to continue holding a majority of the SIRIUS XM common stock after the completion of share repurchases.

On November 4, 2013, SIRIUS XM announced the completion of the acquisition of Agero, Inc. ("Agero"), pursuant to a stock purchase agreement in which SIRIUS XM agreed to acquire the connected vehicle business of Agero for an aggregate purchase price of approximately $530 million in cash. Agero's connected vehicle business is a leader in implementing the next generation of connected vehicle services. The business offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services and remote vehicle diagnostics.

(3) Discontinued Operations
As discussed in note 1, the Spin-Off was completed on January 11, 2013. At the time of the Spin-Off, Liberty owned all of its assets, businesses and liabilities except for Starz. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution. Additionally, due to the short period between the end of the year and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the distribution date Liberty did not record any results for Starz in discontinued operations for the statement of operations due to the insignificance of such amounts for that period except for the distribution of approximately $1.2 billion of cash from Starz prior to the distribution reflected in the condensed consolidated statements of cash flows.
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
Certain combined financial information for Starz, which is included in earnings (loss) from discontinued operations, is as follows:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	amounts in millions
Revenue	$400	1,208
Earnings (loss) before income taxes	$91	307
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Earnings per share impact of discontinued operations

The earnings per share from discontinued operations, discussed above, is as follows:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B common stock	$0.50	1.72
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 5):
Series A and Series B common stock	$0.48	1.67

(4)   Stock-Based Compensation
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM as discussed below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	—	11	—
Customer service and billing	1	—	3	—
Other	2	—	5	—
Other operating expense	4	—	10	—
Selling, general and administrative	41	7	112	18
	$52	7	141	18
During the nine months ended September 30, 2013, the Company did not grant any options to purchase shares of Series A common stock.
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

	Series A
	Liberty	WAEP
	numbers of Awards in thousands
Outstanding at January 1, 2013	5,219	$98.77
Granted	—	$—
Exercised	(139)	$66.01
Forfeited/Cancelled/Exchanged	(4)	$69.06
Spin-Off adjustment	(1,195)	$83.25
Outstanding at September 30, 2013	3,881	$91.36
Exercisable at September 30, 2013	1,811	$87.87

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides additional information about outstanding Awards to purchase Liberty common stock at September 30, 2013.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life	Aggregate intrinsic value (000's)
Series A	3,881	$91.36	5.4 years	$216,521	1,811	$87.87	5.2 years	$107,390
As of September 30, 2013, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $75 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.
As of September 30, 2013, Liberty reserved 3.9 million Series A common stock for issuance under exercise privileges of outstanding stock Awards.
SIRIUS XM - Stock-based Compensation
During the nine months ended September 30, 2013, SIRIUS XM granted stock options and restricted stock units to its employees and members of its board of directors. As of September 30, 2013, SIRIUS XM has approximately 277 million options outstanding of which approximately 121 million are exercisable, each with a weighted-average exercise price per share of $2.34 and $2.21, respectively. The stock-based compensation related to SIRIUS XM stock options was $38 million and $97 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $339 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3 years.
(5)   Earnings Attributable to Liberty Media Corporation Stockholders Per Common Share
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

	Liberty Common Stock
	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2012
	numbers of shares in millions
Basic EPS	119	119	119	120
Potentially dilutive shares	2	2	4	4
Diluted EPS	121	121	123	124

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6)   Assets and Liabilities Measured at Fair Value
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
Liberty's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
		amounts in millions
Cash equivalents	$367	367	—
Available-for-sale securities	$1,244	955	289
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
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$53	126	189	257
Other derivatives	11	9	33	(84)
	$64	135	222	173

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7)   Investments in Available-for-Sale Securities and Other Cost Investments
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
Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	September 30, 2013	December 31, 2012
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$291	211
Time Warner Cable, Inc. (a)	264	230
Viacom, Inc. (a)	303	192
CenturyLink, Inc. (a)	57	70
Barnes & Noble, Inc.	231	262
Other equity securities	40	58
Other debt securities	34	56
Total Fair Value Option Securities	1,220	1,079
AFS and cost investments
SIRIUS XM debt securities (b)	—	249
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	25
Other AFS and cost investments	31	39
Total AFS and cost investments	55	313
	$1,275	1,392

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of September 30, 2013.

(b)
During the three months ended March 31, 2013, as discussed in note 2, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. Therefore, the related SIRIUS XM debt securities are considered effectively settled upon consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	September 30, 2013		December 31, 2012
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$7	1	2	37
Gross unrealized holding losses	$—	—	—	—

Liberty reclassified approximately $40 million of previously unrealized gains in the condensed consolidated statement of operations in gains (losses) on transactions, net for the nine months ended September 30, 2013 due to the application of purchase accounting and the effective settlement of SIRIUS XM debt securities previously accounted for as available-for-sale securities through other comprehensive earnings (loss). Additionally, Liberty had no securities in a loss position greater than a year.

(8)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2013 and the carrying amount at December 31, 2012:

	September 30, 2013			December 31, 2012
	Percentage ownership	Fair Value (Level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
Charter Communications (a) (d)	26%	$3,619	2,440	NA
SIRIUS XM (b)	NA	NA	NA	2,766
Live Nation (c) (d)	26%	966	431	406
SIRIUS XM Canada (b)	38%	385	274	NA
Other	various	N/A	218	169
			$3,363	3,341

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Charter Communications, Inc. (a)	$(37)	—	(74)	—
SIRIUS XM (b)	—	(5)	8	1,304
Live Nation	13	14	5	(2)
SIRIUS XM Canada (b)	2	—	3	—
Other	14	5	46	5
	$(8)	14	(12)	1,307

(a)	As discussed below, Liberty acquired its interest in Charter Communications, Inc. during the three months ended June 30, 2013 for approximately $2.6 billion.

(b)
On January 18, 2013, as discussed in note 2, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. SIRIUS XM has an investment in SIRIUS XM Canada that was recorded at fair value in purchase accounting. See discussion below of SIRIUS XM Canada.

(c)	During the first quarter of 2013, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $19 million.

(d)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of September 30, 2013.

SIRIUS XM Canada

In the acquisition of SIRIUS XM, Liberty acquired an interest in SIRIUS XM Canada which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a 15% royalty for all subscriber fees earned by SIRIUS XM Canada each month for its basic service and an activation fee for each gross activation of a SIRIUS XM Canada subscriber on the satellite radio system. SIRIUS XM Canada is obligated to pay SIRIUS XM a total of $70 million for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from SIRIUS XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides chip sets as well other services and SIRIUS XM Canada reimburses SIRIUS XM for such costs. At September 30, 2013, SIRIUS XM has approximately $40 million and $21 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheet. Additionally, SIRIUS XM recorded approximately

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

$34 million in revenue, for the period from acquisition to September 30, 2013, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.

Charter Communications, Inc.

In May 2013, Liberty Media completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter Communications, Inc. ("Charter") for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase and a price per share of $95.50. Liberty accounts for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty's available for sale securities. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion. The excess basis was primarily allocated to franchise fees, customer relationships, debt and goodwill based on a preliminary valuation of Charter's assets and liabilities.

(9) Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill are as follows:

	SIRIUS XM	ANLBC	Other	Total
	amounts in millions
Balance at January 1, 2013	$—	180	20	200
Acquisitions (1)	14,003	—	—	14,003
Balance at September 30, 2013	$14,003	180	20	14,203

(1)
The increase to SIRIUS XM goodwill was the result of the acquisition of a controlling interest in SIRIUS XM in January 2013, see note 2 for further discussion. During the three months ended September 30, 2013, Liberty adjusted the carrying value of certain contract fair values that resulted in a change to the initial purchase price allocation to SIRIUS XM goodwill of $18 million. This change resulted in a change to the recognition of the contract value through the Statement of Operations in prior periods and has been reflected retroactively in the appropriate periods.

Other major intangible assets not subject to amortization, not separately disclosed, are SIRIUS XM tradenames ($930 million) and ANLBC franchise rights ($143 million) at September 30, 2013. The increase from December 31, 2012 was due to the acquisition of SIRIUS XM in January 2013 as discussed in note 2.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Customer relationships	$621	(55)	566	51	(23)	28
Licensing agreements	328	(35)	293	—	—	—
Other	558	(453)	105	515	(435)	80
Total	$1,507	(543)	964	566	(458)	108
Additions to intangible assets subject to amortization were the result of the acquisition of SIRIUS XM, see note 2 for additional details on the acquisition. The range of useful lives assigned to intangibles acquired are from 6 years to 15 years.
Amortization expense for intangible assets with finite useful lives was $30 million and $85 million for the three and nine months ended September 30, 2013, respectively, and $7 million and $16 million for the three and nine months ended September 30, 2012, respectively. Based on its amortizable intangible assets as of September 30, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2013	$29
2014	$117
2015	$92
2016	$83
2017	$80

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(10) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal September 30, 2013
		September 30, 2013	December 31, 2012
	amounts in millions
SIRIUS XM 8.75% Senior Notes due 2015	$—	—	—
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	491	528	—
SIRIUS XM 7.625% Senior Notes due 2018	489	542	—
SIRIUS XM 5.875% Senior Notes due 2020	650	643	—
SIRIUS XM 5.75% Senior Notes due 2021	600	594	—
SIRIUS XM 5.25% Senior Notes due 2022	400	408	—
SIRIUS XM 4.25% Senior Notes due 2020	500	495	—
SIRIUS XM 4.625% Senior Notes due 2023	500	494	—
SIRIUS XM Credit Facility	40	40	—
Margin Loans	1,120	1,120	—
Other debt	17	17	—
Total debt	$4,807	4,881	—
Less current classification		496	—
Total long-term debt		$4,385	—

Margin Loans
During the three months ended June 30, 2013, in connection with Liberty's acquisition of Charter common stock and warrants, as discussed in note 8, Liberty, through certain of its wholly-owned subsidiaries, entered into three different margin loans with various financial institutions (“lender parties”) in order to fund the purchase. Each agreement contains language that indicates that Liberty, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The margin loans consist of the following:

$1 Billion Margin Loan due 2014
On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bear interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan is

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

LIBOR plus 2%. Interest on the term loan is payable on the first business day of each calendar quarter, and interest is payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. During June 2013, Liberty Siri MarginCo, LLC repaid $250 million outstanding under the revolving credit facility. Therefore, as of September 30, 2013, availability under the revolving line of credit was $550 million. Additionally, up to $1 billion in loans may be extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.

$670 Million Margin Loan due 2015
At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015") whereby LMC Cheetah 2, LLC borrowed $370 million. Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan due May 1, 2015 bears interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. As of September 30, 2013, Liberty has fully drawn the $670 Million Margin Loan due 2015 (see below).

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

As of September 30, 2013, the value of shares pledged as collateral pursuant to all three margin loan agreements is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	September 30, 2013	September 30, 2013
	amounts in millions
SIRIUS XM	719.9	$2,793
Charter	20.3	$2,731
Live Nation	8.1	$149
Time Warner, Inc.	4.4	$291
Viacom, Inc.	3.5	$295
CenturyLink, Inc.	1.8	$57
Time Warner Cable, Inc.	1.1	$124

Each of the margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

SIRIUS XM 8.75% Senior Notes due 2015
In March 2010, SIRIUS XM issued $800 million aggregate principal amount of 8.75% Senior Notes due 2015 (the “8.75% Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 8.75% per annum. Substantially all of its domestic wholly-owned subsidiaries guarantee its obligations under the 8.75% Notes on a senior unsecured basis. Liberty owned approximately $150 million principal amount of the outstanding debentures and these notes are considered effectively settled on a consolidated basis. The premium associated with the 8.75% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium was being amortized over the remaining period to maturity through interest expense.

During the nine months ended September 30, 2013, SIRIUS XM purchased $800 million of the 8.75% Notes. The aggregate purchase price for these 8.75% Notes was approximately $928 million, including accrued interest. As noted above, Liberty owned approximately $150 million principal amount of the outstanding 8.75% Notes and participated in the redemption of the 8.75% Notes. The redemption of the 8.75% Notes on a consolidated basis resulted in the recognition of a loss on extinguishment of approximately $14 million.

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

During the three and nine months ended September 30, 2013, SIRIUS XM purchased approximately $60 million and $160 million, respectively, of the 7.625% Notes for an aggregate purchase price of approximately $67 million and $179 million, including premium and accrued interest. The retirement of the 7.625% Notes resulted in a loss on extinguishment of $2 million during the three and nine months ended September 30, 2013, on a consolidated basis. Subsequent to September 30, 2013, SIRIUS XM repurchased, on a consolidated basis, the remaining outstanding 7.625% Notes of approximately $490 million at an aggregate purchase price of approximately $561 million. Liberty participated in the redemption of the 7.625% Notes.

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

SIRIUS XM Senior Secured Revolving Credit Facility
In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. The proceeds of loans under the Credit Facility will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.35% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2013, availability under the Credit Facility was $1,210 million.

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

SIRIUS XM 5.75% Senior Notes Due 2021

During the three months ended September 30, 2013, SIRIUS XM issued $600 million of 5.75% Senior Notes due 2021 ("5.75% Notes"). Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 5.75% per annum. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the notes. The 5.75% Notes were issued for $594 million. SIRIUS XM used the net proceeds from this offering, together with cash on-hand, to redeem its outstanding 8.75% Notes.

SIRIUS XM 5.875% Senior Notes Due 2020

During the three months ended September 30, 2013, SIRIUS XM issued $650 million of 5.875% Senior Notes Due 2020 ("5.875% Notes"). Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 5.875% per annum. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the notes. The 5.875% Notes were issued for $643 million. SIRIUS XM used the net proceeds from the 5.875% Notes offering, together with cash on-hand, to redeem its outstanding 7.625% Notes. The redemption of the 7.625% Notes was completed on October 25, 2013.

As of September 30, 2013, SIRIUS XM was in compliance with all debt covenants.
Fair Value of Debt
The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities is as follows (amounts in millions):

September 30, 2013
SIRIUS XM 5.875% Senior Notes due 2020	$656
SIRIUS XM 5.75% Senior Notes due 2021	$597
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	$1,064
SIRIUS XM 7.625% Senior Notes due 2018	$544
SIRIUS XM 5.25% Senior Notes due 2022	$385
SIRIUS XM 4.25% Senior Notes due 2020	$467
SIRIUS XM 4.625% Senior Notes due 2023	$456
Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2013.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Liberty 1.375% Cash Convertible Notes due 2023
On October 17, 2013 Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes"). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. The initial conversion rate for the Convertible Notes is 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions.
Additionally, contemporaneously with the issuance of the Convertible Notes Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the number of shares of Liberty Series A common stock that will initially underlie the Convertible Notes.
The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which initially corresponds to the conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction.
Concurrently with each Bond Hedge Transaction and Convertible Notes, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of Common Stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments. The warrant transactions may have a dilutive effect with respect to the Liberty Series A common stock to the extent that the price of the Liberty Series A common stock exceeds the strike price of the warrant transactions and warrant transactions are settled with shares of Liberty Series A common stock. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. The strike price of the warrants will initially be $255.64 per share of Liberty Series A common stock. Liberty received approximately $170 million in proceeds for the sale of warrants.

The net proceeds from these transactions of $871 million will be used for general corporate purposes and a partial pay down of approximately $200 million on the revolving credit facility under the Margin Loans.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(11) Commitments and Contingencies
Guarantees
The Company continues to guarantee Starz, LLC's obligations under two of its studio output agreements. At September 30, 2013, the Company's guarantees for obligations for films released by such date aggregated $157 million. The Guarantee associated with these studio output agreements is expected to lapse in November of 2013 for one studio and November of 2014 for the other studio. While the guarantee amount for films not yet released is not determinable, such amounts are expected to be significant. The Company considered whether a liability associated with the Guarantee was considered necessary at the time of Spin-Off and determined that based on a number of scenarios associated with this Guarantee due to the financial well-being of Starz, the anticipated financial performance of Starz over the next two years and Starz's availability under its Credit Facility, that no liability was considered necessary.
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
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2013 aggregated $128 million, which is payable as follows: $2 million in 2013, $49 million in 2014, $43 million in 2014, $16 million in 2016 and $18 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
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

(12) Information About Liberty's Operating Segments
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
For the nine months ended September 30, 2013, the Company has identified the following businesses as its reportable segments:

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
The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies in the Company's annual financial statements filed on Form 10-K.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Measures

	Nine months ended September 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$2,626	956	—	—
ANLBC	251	52	216	31
Corporate and other	100	(5)	108	(1)
	$2,977	1,003	324	30

	Three months ended September 30,
	2013		2012
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$959	353	—	—
ANLBC	119	31	114	26
Corporate and other	32	(5)	40	3
	$1,110	379	154	29

Other Information

	September 30, 2013
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
SIRIUS XM	$28,295	274	127
ANLBC	563	40	2
Corporate and other	5,085	3,049	3
	$33,943	3,363	132

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Consolidated segment Adjusted OIBDA	$379	29	1,003	30
Stock-based compensation	(52)	(7)	(141)	(18)
Depreciation and amortization	(79)	(12)	(237)	(32)
Interest expense	(39)	(1)	(78)	(6)
Dividend and interest income	12	22	37	65
Share of earnings (losses) of affiliates, net	(8)	14	(12)	1,307
Realized and unrealized gains (losses) on financial instruments, net	64	135	222	173
Gains (losses) on transactions, net	—	21	7,481	21
Other, net	(67)	49	(73)	59
Earnings (loss) from continuing operations before income taxes	$210	250	8,202	1,599

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Radio, Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM's stock repurchase program including repurchases of SIRIUS XM stock from us; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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
Explanatory Note
On January 11, 2013, Liberty Media Corporation ("Liberty" or "the Company" formerly known as Liberty Spinco, Inc.) was spun-off, through the distribution of shares of Liberty to the stockholders of Starz by means of a pro-rata dividend from Starz (previously Liberty Media Corporation) (the "Spin-Off"). Starz was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). All of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) were spun-off. The businesses, assets and liabilities not included in Liberty are part of a separate public company which was renamed Starz.
Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty has been treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty and the operations of Starz have been presented as discontinued operations. Therefore, for purposes of this Form 10-Q, Liberty is treated as the distributing entity for purposes of discussion and as a practical matter of describing all the historical information contained herein.

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
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are Sirius XM Radio, Inc. ("SIRIUS XM") and Atlanta National League Baseball Club, Inc. ("ANLBC"). SIRIUS XM provides a subscription based satellite radio service. SIRIUS XM broadcasts to subscribers over 150 digital-quality channels, including more than 60 channels of 100% commercial-free music, plus exclusive channels of sports, news, talk, entertainment, traffic, weather and data through its two proprietary satellite radio systems - the Sirius system and the XM system. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs.
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
Consolidated Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Revenue
SIRIUS XM	$959	—	2,626	—
ANLBC	119	114	251	216
Corporate and other	32	40	100	108
	$1,110	154	2,977	324
Adjusted OIBDA
SIRIUS XM	$353	—	956	—
ANLBC	31	26	52	31
Corporate and other	(5)	3	(5)	(1)
	$379	29	1,003	30
Operating Income (Loss)
SIRIUS XM	$247	—	651	—
ANLBC	20	16	24	9
Corporate and other	(19)	(6)	(50)	(29)
	$248	10	625	(20)

Revenue.    Our consolidated revenue increased $956 million and increased $2,653 million for the three and nine months ended September 30, 2013, as compared to the corresponding periods in the prior year. The increase was primarily due to the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and increased revenue at ANLBC. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries, including a discussion of the SIRIUS XM results on a comparative basis.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $350 million and increased $973 million for the three and nine months ended September 30, 2013 , as compared to the corresponding period in the prior year. The increase was primarily driven by the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and an improvement in Adjusted OIBDA for ANLBC. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $141 million and $18 million of stock compensation expense for the nine months ended September 30, 2013 and 2012, respectively. The increase in stock compensation expense in 2013 relates to two items: the additional stock-based compensation from SIRIUS XM and an increase in the amortization of unrecognized compensation expense which increased due to the option exchange program that occurred in December 2012. As of September 30, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $75 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.2 years. Additionally, as of September 30, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $339 million. The SIRIUS XM unrecognized compensation cost will be recognized in our consolidated statements of operations over a weighted average period of approximately 3 years.
Operating income.    Our consolidated operating income increased $238 million and increased $645 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The increase is primarily the result of the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Other income (expense):
Interest expense	$(39)	(1)	(78)	(6)
Dividend and interest income	12	22	37	65
Share of earnings (losses) of affiliates	(8)	14	(12)	1,307
Realized and unrealized gains (losses) on financial instruments, net	64	135	222	173
Gains (losses) on transactions, net	—	21	7,481	21
Other, net	(67)	49	(73)	59
	$(38)	240	7,577	1,619
Interest expense.    Consolidated interest expense increased $38 million and $72 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and the interest expense related to the debt that was acquired.
Dividend and interest income. Consolidated dividend and interest income decreased $10 million and $28 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The decrease from prior periods is primarily due to the reduction in interest income recognized on certain debt instruments in SIRIUS XM that are considered effectively settled upon consolidation.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Charter	$(37)	—	(74)	—
SIRIUS XM	—	(5)	8	1,304
Live Nation	13	14	5	(2)
SIRIUS XM Canada	2	—	3	—
Other	14	5	46	5
	$(8)	14	(12)	1,307

We acquired a controlling interest in SIRIUS XM on January 18, 2013 resulting in share of earnings for only the first seventeen days of January 2013. SIRIUS XM recognized approximately $3.0 billion of a one-time tax benefit during the three months ended June 30, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for their recorded deferred tax assets. Liberty recognized our portion of this benefit ($1,229 million) in the three months ended June 30, 2012.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	amounts in millions
Fair Value Option Securities	$53	126	189	257
Other derivatives	11	9	33	(84)
	$64	135	222	173
Gains (losses) on transactions, net. During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain in the nine months ended September 30, 2013 of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest.
Income taxes.    Our income taxes for the three months and nine months ended September 30, 2013 were an expense of $94 million and a benefit of $170 million, respectively. The tax expense for the three months ended September 30, 3013 resulted in an effective tax rate of 45%, which was higher than the U.S. statutory tax rate of 35%, primarily due to state taxes and changes in net operating loss limitations and return to provision adjustments during the period. The primary reason for the tax benefit for the nine months ended September 30, 2013 was a result of the acquisition of a controlling interest in SIRIUS XM. As discussed previously, we recorded a gain on the transaction which was excluded from taxable income. In addition, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction.
Net earnings.    We had net earnings of $116 million and $8,372 million for the three and nine months ended September 30, 2013, respectively, and net earnings of $220 million and $1,309 million for the three and nine months ended September 30, 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition
As of September 30, 2013, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
Liberty does not have a debt rating subsequent to the Spin-Off.
As of September 30, 2013 Liberty's liquidity position consisted of the following:

	Cash and Cash Equivalents	Unencumbered Fair Value Option AFS Securities
	amounts in millions
Corporate and other	$408	453
SIRIUS XM	$717	—
ANLBC	$46	—
To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. At the time of Spin-Off, a cash distribution was made of approximately $1.2 billion from Starz to Liberty. Additionally, on January 18, 2013 the Company obtained a controlling interest in SIRIUS XM which has significant cash and cash flows provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash.

	Nine months ended September 30,
	2013	2012
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$889	53
Net cash provided (used) by investing activities	$(2,240)	(118)
Net cash provided (used) by financing activities	$719	(982)
The Company's primary uses of cash during the nine months ended September 30, 2013 (excluding SIRIUS XM's uses of cash) were $2.6 billion to acquire approximately 26.9 million shares and approximately 1.1 million warrants in Charter Communications, Inc., which represented an approximate 27% beneficial ownership in Charter Communications, Inc. Liberty funded the purchase of Charter Communications, Inc. shares and warrants with approximately $1.2 billion of cash on hand and $1.4 billion from new loan arrangements. Liberty also used $140 million of cash on hand for repurchases of Liberty Series A common stock during the period. SIRIUS XM repurchased $1.6 billion of its common stock for the nine months ended September 30, 2013 and repaid approximately $1.1 billion of long-term debt. SIRIUS XM's uses of cash were funded by cash provided by operating activities ($744 million for the nine months ended September 30, 2013), SIRIUS XM's additional borrowing of approximately $2.5 billion of long-term debt, and cash on hand.
The projected uses of Liberty cash are the investment in existing or new businesses, debt service, and the potential buyback of common stock under the approved share buyback program as well as repayment of the margin loans. On October 3, 2013, the Company completed a transaction to exchange a subsidiary which held our wholly owned subsidiary

Leisure Arts, approximately $417 million of cash and our rights in and to a revenue sharing agreement relating to the carriage of CNBC for 6.3 million shares of Liberty Series A common stock. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, cash proceeds from the issuance of cash convertible debt (discussed in note 10 of the included condensed consolidated financial statements), cash proceeds from the sale of investments, including the sale of some of our SIRIUS XM shares of common stock back to SIRIUS XM as part of a share repurchase agreement (discussed in note 2 to the accompanying condensed consolidated financial statements), and borrowing capacity under margin loans. Subsequent to September 30, 2013, SIRIUS XM retired the outstanding 7.625% Senior Notes due 2018 and completed an acquisition of a connected vehicle services business from Agero, Inc. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash from operations and new and existing loan arrangements. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
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

As of September 30, 2013, SIRIUS XM had 25.6 million subscribers of which 20.7 million were self-pay subscribers and 4.9 million were paid promotional subscribers. As of September 30, 2012, SIRIUS XM had more than 23.4 million subscribers of which 19.1 million were self-pay subscribers and more than 4.3 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. See additional discussion about the application of purchase accounting in note 2 to the accompanying condensed consolidated financial statements. Previous to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the three and nine months ended September 30, 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. For the three and nine months ended September 30, 2012 SIRIUS XM was treated as an equity method affiliate so the results reported by SIRIUS XM were not consolidated. Additionally, as of September 30, 2013, there is an approximate 47% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013 (1)	2012	2013 (1)	2012
	amounts in millions
Subscriber revenue	$834	757	2,432	2,188
Other revenue	127	110	367	321
Total revenue	961	867	2,799	2,509
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(332)	(311)	(988)	(892)
Subscriber acquisition costs	(126)	(112)	(372)	(348)
Other operating expenses	(11)	(12)	(38)	(28)
Selling, general and administrative expenses	(129)	(117)	(359)	(337)
Adjusted OIBDA	363	315	1,042	904
Stock-based compensation	(20)	(17)	(50)	(46)
Depreciation and amortization	(59)	(66)	(193)	(199)
Operating income	$284	232	799	659

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased 10% and 11% for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The increase was primarily attributable to increases in daily weighted average number of subscribers, the full year-to-date impact of the increase in certain subscription rates beginning in January 2012, and an increase in subscriptions to premium services, including data services and Internet streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs and an increasing number of lifetime plans that have reached full recognition.

Other revenue includes advertising revenue, royalty fees and other ancillary revenue. For the three and nine months ended September 30, 2013, other revenue increased 15% and 14%, respectively, as compared to the corresponding prior period. The most significant change in other revenue was the result of increases in the rate charged to SIRIUS XM and passed through to subscribers for the U.S. Music Royalty Fee, which increased to 12.5%, which was compounded by an increase in the number of subscribers.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased 7% and 11% for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year but remained relatively flat as a percentage of total revenue. The primary increases for the three and nine months were increases in the revenue share and royalties of 15% and 14%, respectively, as compared to the corresponding periods in the prior year. The increases were primarily a result of greater revenues subject to royalty and/or revenue sharing arrangements and a 12.5% increase in the statutory royalty rate for the performance of sound recordings. Programming and content costs increased slightly but decreased as a percentage of revenue for the three and nine months ended September 30, 2013, as compared to the corresponding periods in the prior year. Additionally, customer service and billing expense increased 11% for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, due to investment in customer service experience resulting in higher spend on customer service agents, staffing and training. Additionally, higher subscriber volume drove increased subscriber contacts, increased bad debt expense and higher technology costs.

Other operating expense includes engineering, design and development costs. For the three and nine months ended September 30, 2013 other operating expense decreased $1 million and increased $10 million, respectively, but remained relatively flat as a percentage of total revenue. The increase was driven primarily by the reversal of certain non-recurring engineering charges that were recorded in the second quarter of 2012, as well as higher product development costs and costs related to enhanced subscriber features and functionality for the SIRIUS XM service.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the three and nine months ended September 30, 2013 subscriber acquisition costs increased 12% and 7%, respectively, but remained relatively flat and decreased as a percentage of total revenue, respectively, as compared to the corresponding periods in the prior year. The overall increase in cost was primarily a result of increased OEM installations occurring in advance of acquiring the subscriber.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, finance, legal, human resources, information technology and insurance costs. For the three and nine months ended September 30, 2013, selling, general and administrative expense increased $12 million and $22 million, respectively, but remained relatively flat as a percentage of total revenue, as compared to the corresponding periods in the prior year. The increase in costs was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials.

The following is a reconciliation of the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	As reported by SIRIUS XM	Purchase Accounting Adjustments	As reported by Liberty	As reported by SIRIUS XM	Purchase Accounting Adjustments	Elimination for Equity Method Accounting (17 days)	As reported by Liberty
	amounts in millions
Subscriber revenue	$834	(2)	832	2,432	(6)	(146)	2,280
Other revenue	127	—	127	367	(1)	(20)	346
Total revenue	961	(2)	959	2,799	(7)	(166)	2,626
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(332)	(2)	(334)	(988)	1	60	(927)
Subscriber acquisition costs	(126)	(5)	(131)	(372)	(15)	20	(367)
Other operating expenses	(11)	—	(11)	(38)	—	3	(35)
Selling, general and administrative expenses	(129)	(1)	(130)	(359)	(4)	22	(341)
Adjusted OIBDA	363	(10)	353	1,042	(25)	(61)	956
Stock-based compensation	(20)	(18)	(38)	(50)	(50)	3	(97)
Depreciation and amortization	(59)	(9)	(68)	(193)	(27)	12	(208)
Operating income	$284	(37)	247	799	(102)	(46)	651

ANLBC. The results for the nine months ended September 30, 2013 were significantly greater than the same period in 2012. During the nine months ended September 30, 2013 the Braves had increased revenue of $35 million as compared to the corresponding period in the prior year, primarily due to a one time recognition of revenue from a settlement of historical broadcast rights issues. This one time recognition favorably impacted Adjusted OIBDA and Operating Income and ANLBC anticipates broadcast revenue in future periods will increase due to the on-going effect of the settlement of these broadcast rights issues. However, the increased revenue was partially offset by an increase in player salaries and sales and marketing expenses in the current year, as compared to the corresponding period in the prior year. The one time recognition of revenue did not impact the three months ended September 30, 2013. A significant portion of the total revenue for ANLBC is earned in the third quarter. However, annual operating expenses remain consistent throughout the year which results in a significant portion of profits being recognized in the third quarter. The team's on field performance translated into greater ticket and concession revenue in the three months ended September 30, 2013.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2013, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
SIRIUS XM	$40	2.4%	$3,648	5.8%
Corporate	$1,120	3.0%	$—	—%
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
At September 30, 2013, the fair value of our AFS equity securities was $1,275 million. Had the market price of such securities been 10% lower at September 30, 2013, the aggregate value of such securities would have been $128 million lower. Additionally, our stock in Live Nation, SIRIUS XM Canada, and Charter (three of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at September 30, 2013 the aggregate value of such securities would have been $497 million lower.
Item 4.    Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

In re Sirius XM Shareholder Litigation, Consol. C.A. No. 7800-CS (Del. Ch.). On August 21, 2012, plaintiff City of Miami Police Relief and Pension Fund (the “Fund”) filed a complaint in the Court of Chancery of the State of Delaware against Liberty, SIRIUS XM, Liberty Radio LLC and certain Liberty designees on the board of directors of SIRIUS XM (David J.A. Flowers, Gregory B. Maffei, John C. Malone, Carl E. Vogel, and Vanessa A. Wittman (together, the “Sirius Designees”)). On August 23, 2012, plaintiff Brian Cohen filed a complaint in the Court of Chancery of the State of Delaware against the same individuals and seeking substantially similar relief as set forth in the complaint filed by the Fund. By Order of the Court dated October 2, 2012, the two actions were consolidated under the caption In re Sirius XM Shareholder Litigation. On January 28, 2013, Plaintiffs filed a Second Amended Verified Class Action and Derivative Complaint (the "Second Amended Complaint") in the consolidated action. The Second Amended Complaint alleges that Liberty and the Sirius Designees breached their alleged fiduciary duties to the SIRIUS XM stockholders by exerting control over SIRIUS XM to facilitate a takeover without providing stockholders with a fair price.   On or about, September 27, 2013, the Court of Chancery issued an order dismissing all claims against all of the defendants.

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year other than described above, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 28, 2013 and Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 9, 2013. There have been no material developments in such legal proceedings during the three months ended September 30, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On January 11, 2013 Liberty Media Corporation announced its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward. There were no repurchases of Liberty common stock made pursuant to the repurchase program during the third quarter of 2013. As of September 30, 2013, $327 million is available for repurchases under the Company's share repurchase program.

QuickLinks -- Click here to rapidly navigate through this document

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Share Repurchase Agreement, dated October 9, 2013, by and between Liberty and Sirius XM Radio, Inc. (incorporated by reference to Exhibit 99.2 to Liberty’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.2	Amendment, effective as of August 5, 2013, to the Liberty Media Corporation 2013 Incentive Plan.*
10.3	Amendment, effective August 5, 2013, to the Liberty Media Corporation 2013 Nonemployee Director Incentive Plan.*
10.4	Indenture, dated as of October 17, 2013, between Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee.*
10.5	Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.*
10.6	Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.**
10.7	Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty.*
10.8	Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty.**
10.9	Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction betwen Deutsche Bank AG, London Branch and Liberty.*
10.10	Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty.**
10.11	Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.*
10.12	Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.**
10.13	Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty.*
10.14	Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty.**
10.15	Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty.*
10.16	Confirmation, dated October 11, 2013, of additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty.**
10.17
Indenture, dated as of August 1, 2013, among SIRIUS XM Radio, Inc. ("SIRIUS XM"), the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to SIRIUS XM'S Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.18
Indenture, dated as of September 24, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to SIRIUS XM's Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification***
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Document***

QuickLinks -- Click here to rapidly navigate through this document

______________________________________
*    Filed herewith

**
Filed herewith. Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been separately filed with the Securities and Exchange Commission.

***    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	November 5, 2013	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 5, 2013	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Share Repurchase Agreement, dated October 9, 2013, by and between Liberty and Sirius XM Radio, Inc. (incorporated by reference to Exhibit 99.2 to Liberty’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.2	Amendment, effective as of August 5, 2013, to the Liberty Media Corporation 2013 Incentive Plan.*
10.3	Amendment, effective August 5, 2013, to the Liberty Media Corporation 2013 Nonemployee Director Incentive Plan.*
10.4	Indenture, dated as of October 17, 2013, between Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee.*
10.5	Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.*
10.6	Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.**
10.7	Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty.*
10.8	Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty.**
10.9	Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction betwen Deutsche Bank AG, London Branch and Liberty.*
10.10	Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty.**
10.11	Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.*
10.12	Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty.**
10.13	Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty.*
10.14	Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty.**
10.15	Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty.*
10.16	Confirmation, dated October 11, 2013, of additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty.**
10.17
Indenture, dated as of August 1, 2013, among SIRIUS XM Radio, Inc. ("SIRIUS XM"), the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to SIRIUS XM'S Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.18
Indenture, dated as of September 24, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to SIRIUS XM's Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification***
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Document***

QuickLinks -- Click here to rapidly navigate through this document

______________________________________
*    Filed herewith

**
Filed herewith. Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been separately filed with the Securities and Exchange Commission.

***    Furnished herewith

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