Form 10-K
period 2013-12-31
Liberty Media Corp
filed 2014-02-28
CIK 1560385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2013, was appoximately $13.5 billion.
The number of outstanding shares of Liberty Media Corporation's common stock as of January 31, 2014 was:

	Series A	Series B
Liberty Media common stock	104,421,463	9,876,078
Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2014 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

LIBERTY MEDIA CORPORATION
2013 ANNUAL REPORT ON FORM 10‑K

Table of Contents

	Part I	Page

Item 1.	Business	I‑1
Item 1A.	Risk Factors	I-16
Item 1B.	Unresolved Staff Comments	I-24
Item 2.	Properties	I-24
Item 3.	Legal Proceedings	I-24
Item 4.	Mine Safety Disclosures	I-25
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II‑1
Item 6.	Selected Financial Data	II‑3
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II‑5
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II‑16
Item 8.	Financial Statements and Supplementary Data	II‑17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II‑17
Item 9A.	Controls and Procedures	II‑17
Item 9B.	Other Information	II‑17
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	III‑1
Item 11.	Executive Compensation	III‑1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III‑1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III‑1
Item 14.	Principal Accountant Fees and Services	III‑1
Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

PART I.

Item 1. Business.

(a)    General Development of Business

During August 2012, the Board of Directors of Starz (formerly known as Liberty Media Corporation) authorized a plan to distribute to the stockholders of Starz shares of a wholly-owned subsidiary, Liberty Media Corporation ("Liberty" and the “Company” formerly known as Liberty Spinco, Inc.), that held, as of January 11, 2013, all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Spin-Off"). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. The businesses, assets and liabilities not included in Liberty are part of a separate public company which was renamed Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty was treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty and Starz has been treated as discontinued operations upon completion of the Spin-Off in the first quarter of 2013. For purposes of this Form 10-K, Liberty is treated as the spinnor for purposes of discussion and as a practical matter of describing all the historical information contained herein.

On January 18, 2013, Liberty, through a wholly-owned subsidiary, purchased 50,000,000 shares of the common stock (“SIRIUS XM Common Stock”), par value $0.001 per share, of SIRIUS XM Radio, Inc. (now known as Sirius XM Holdings Inc., “SIRIUS XM”) for $3.1556 per share in a block purchase from a financial institution (the “Block Transaction”). The Company used available cash on hand to acquire the shares of SIRIUS XM Common Stock in the Block Transaction. Additionally, on January 18, 2013 a subsidiary of the Company converted all of its remaining shares of SIRIUS XM's Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock.  As a result of these transactions, along with shares of SIRIUS XM Common Stock acquired by the Company and its subsidiaries in the fiscal year ended December 31, 2012, the Company and its subsidiaries hold more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Therefore, Liberty began consolidating SIRIUS XM in the first quarter of 2013.
        Liberty owns interests in subsidiaries and other companies which are engaged in the media, communications and entertainment industries. Through our subsidiaries and affiliates, we principally operate in North America. Our principal businesses and assets include our consolidated subsidiaries SIRIUS XM, Atlanta National League Baseball Club, Inc. and TruePosition, Inc. and our equity affiliates Charter Communications, Inc. and Live Nation Entertainment, Inc.

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

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. On November 28, 2011, Liberty's tracking stock structure was eliminated through the conversion of each share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of fractional shares (the "Conversion"). While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, neither group was a separate legal entity that was able to own assets, issue securities or enter into legally binding agreements. Holders of Liberty's tracking stock had no direct claim to the group's assets and were not represented by separate boards of directors.

Instead, holders of Liberty's tracking stocks were stockholders of Liberty, with a single board of directors and subject to all of the risks and liabilities of Liberty.

Recent Developments

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM in which SIRIUS XM will acquire 136,600,826 SIRIUS XM shares for $500 million, in three separate tranches between the fourth quarter of 2013 and second quarter of 2014, at a price of $3.6603 per share (which was determined based on a 1.5% discount to the average of the daily volume weighted average price (VWAP) per share of SIRIUS XM common stock over a period of ten days beginning on the third trading day following the date of the public release of SIRIUS XM's third quarter 2013 earnings subject to a cap on the average VWAP of $4.18 and a floor on the average VWAP of $3.64). The repurchase of shares will approximate 2% of the outstanding shares of SIRIUS XM on an as adjusted basis as the shares will be retired at the SIRIUS XM level. The first tranche of shares in the amount of 43,712,265 was repurchased on November 14, 2013. The retirement of SIRIUS XM shares on a consolidated basis is not expected to significantly impact the consolidated results except for an adjustment to noncontrolling interest as the shares are repurchased and retired. Liberty expects to continue holding a majority of the SIRIUS XM common stock after the completion of share repurchases.
On January 3, 2014, Liberty made a proposal ("the Proposal") to SIRIUS XM that outlines the terms by which SIRIUS XM public shareholders would become shareholders of Liberty in a tax-free transaction in which each share of SIRIUS XM common stock would be converted into 0.0760 of a new share of Liberty Series C common stock, and, immediately prior to such conversion, Liberty intends to distribute, on a 2:1 basis, shares of Liberty's Series C common stock to all holders of record of Liberty's Series A and B common stock to create a liquid trading market for Liberty's Series C common stock. (The foregoing exchange ratio would be equivalent to a 0.0253 exchange ratio prior to the distribution of the Liberty Series C common stock dividend.) Upon the completion of the proposed transaction, Liberty expects that SIRIUS XM's public shareholders would own approximately 39% of Liberty's then-outstanding common stock. SIRIUS XM's Board of Directors has formed a special committee of independent directors to consider Liberty’s proposal. The transaction is subject to the approval of both the special committee and a majority of the public stockholders of SIRIUS XM, other than Liberty. Approval by the existing Liberty shareholders of the issuance of the Series C common shares in the proposed transaction is also required under applicable Nasdaq Stock Market requirements.
In connection with the pending proposal made to SIRIUS XM, Liberty and SIRIUS XM agreed on January 23, 2014 to defer the second tranche of SIRIUS XM’s repurchase of $240,000,000 of its shares of common stock from Liberty pursuant to the share repurchase agreement from January 27, 2014 to April 25, 2014 (the final repurchase date pursuant to the share repurchase agreement). As a result of this deferral, SIRIUS XM would repurchase $340,000,000 of its shares of common stock from Liberty on the final repurchase date.
* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;

•	significant dependence of one of our consolidated businesses upon automakers;

•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	interruption or failure of our information technology and communication systems, including the failure of our satellites, could negatively impact our results and brand;

•	royalties for music rights have increased and may continue to do so in the future;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

•	general economic and business conditions and industry trends including the current economic downturn;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	rapid technological changes;

•	our indebtedness could adversely affect the operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;

•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world and political unrest in international markets.

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

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 19 to our consolidated financial statements found in Part II of this report.

(c)    Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries
Sirius XM Holdings Inc. (Nasdaq:SIRI)
Atlanta National League Baseball Club, Inc.
TruePosition, Inc.

Equity Method Investments
Charter Communications, Inc. (Nasdaq:CHTR)
Live Nation Entertainment, Inc. (NYSE:LYV)

Sirius XM Holdings Inc.

Sirius XM Holdings Inc. ("SIRIUS XM") broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as Sirius XM On Demand and MySXM, over the Internet, including through applications for mobile devices. As of December 31, 2013, SIRIUS XM had 25,559,310 subscribers. Its subscribers include:
•subscribers under its regular and discounted pricing plans;

•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;
•subscribers to its Internet services who do not also have satellite radio subscriptions; and
•certain subscribers to its weather, traffic, data and Backseat TV services.
SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM offers discounts for prepaid and longer-term subscription plans as well as discounts for multiple subscriptions. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic, data and Backseat TV services.
SIRIUS XM's satellite radios are primarily distributed through automakers (“OEMs”); retail locations nationwide; and through its website. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.
SIRIUS XM is also a leader in providing next-generation connected vehicle applications and services. On November 4, 2013, SIRIUS XM completed the acquisition of the connected vehicle business of Agero, Inc. SIRIUS XM's telematics and connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. Subscribers to SIRIUS XM's telematics and connected vehicle services are not included in the subscriber count above.
Programming
SIRIUS XM offers a dynamic programming lineup of commercial-free music, sports, entertainment, talk, news, traffic and weather, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;

•live play-by-play sports from major leagues and colleges;
•a multitude of talk and entertainment channels for a variety of audiences;
•a wide range of national, international and financial news; and
•continuous, local traffic reports for several metropolitan markets throughout the United States.

SIRIUS XM' s diverse spectrum of programming, including its lineup of exclusive material, is a significant differentiator from terrestrial radio and other audio entertainment providers. SIRIUS XM makes changes to its programming lineup from time to time in order to attract new subscribers and offer content which appeals to a broad range of audiences and to existing subscribers. The channel line-ups for our services are available at siriusxm.com.
Internet Radio
SIRIUS XM streams select music and non-music channels over the Internet. Its Internet service also includes channels and features that are not available on its satellite service. Access to its Internet services is offered to subscribers for a fee. SIRIUS XM has available products that provide access to its Internet services without the need for a personal computer. SIRIUS XM also offers applications to allow consumers to access its Internet services on smartphones and tablet computers.
SIRIUS XM also offers two innovative Internet-based products, SiriusXM On Demand and MySXM. SiriusXM On Demand offers SIRIUS XM's Internet subscribers listening on its online media player and on smartphones the ability to choose their favorite episodes from a catalog of content to listen to whenever they want. Launched in 2013, MySXM permits listeners to personalize SIRIUS XM's existing commercial-free music and comedy channels to create a more tailored listening experience. Channel-specific sliders allow users to create over 100 variations of each of more than 50 channels by adjusting characteristics like library depth, familiarity, music style, tempo, region, and multiple other channel-specific attributes.  SiriusXM On Demand and MySXM are offered to SIRIUS XM Internet subscribers at no extra charge.

Distribution of Radios

Automakers. SIRIUS XM's primary means of distributing satellite radios is through the sale and lease of new vehicles. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles and satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States. Many automakers include a subscription to SIRIUS XM's radio service in the sale or lease price of their vehicles. In certain cases, SIRIUS XM receives subscription payments from automakers in advance of the activation of its service. SIRIUS XM shares with certain automakers a portion of the revenues it derives from subscribers using vehicles equipped to receive its service. SIRIUS XM also reimburses various automakers for certain costs associated with the satellite radios installed in their vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.
Previously Owned Vehicles. SIRIUS XM also acquires subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. SIRIUS XM has entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. In addition, SIRIUS XM works directly with many franchise and independent dealers on similar programs for non-certified vehicles. SIRIUS XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and have established marketing plans to promote its services to these potential subscribers.
Retail. SIRIUS XM sells satellite and Internet radios directly to consumers through its website. Satellite and Internet radios are also marketed and distributed through major national and regional retailers.
SIRIUS XM's Satellite Radio Systems
SIRIUS XM's satellite radio systems are designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. SIRIUS XM continually monitors its infrastructure and regularly evaluates improvements in technology.
SIRIUS XM's satellite radio systems have three principal components: satellites, terrestrial repeaters and other satellite facilities; studios; and radios.

Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. SIRIUS XM currently owns a fleet of ten orbiting satellites, five in the Sirius system, FM-1, FM-2, FM-3, FM-5 and FM-6, and five in the XM system, XM-1, XM-2, XM-3, XM-4 and XM-5. Four of these satellites are currently used as spares, two of which are expected to be de-orbited in 2014 as they reach the end of their useful lives.
Satellite Insurance. SIRIUS XM holds in-orbit insurance for three of its satellites which will expire in 2014 and 2015. SIRIUS XM may not renew these in-orbit insurance policies when they expire if the premium costs are uneconomical relative to the risk of satellite failure. These policies provide coverage for a total, constructive total or partial loss of the satellite that occurs prior to expiration of the applicable policy. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect SIRIUS XM from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions. SIRIUS XM does not insure satellites for their full expected useful lives as SIRIUS XM considers the premium costs to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM's satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, SIRIUS XM has deployed terrestrial repeaters to supplement satellite coverage. SIRIUS XM operates approximately 700 terrestrial repeaters as part of its systems across the United States.
Other Satellite Facilities. SIRIUS XM controls and communicates with its satellites from facilities in North America and maintains earth stations in Panama and Ecuador to control and communicate with several of its Sirius system satellites. Its satellites are monitored, tracked and controlled by a third party satellite operator.
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
Radios
Radios are manufactured in four principal configurations: in-dash radios, Dock & Play radios and home or commercial units.
SIRIUS XM does not manufacture radios. SIRIUS XM has authorized manufacturers and distributors to produce and distribute radios, and has licensed its technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. SIRIUS XM manages various aspects of the production of satellite and Internet radios. To facilitate the sale of radios, SIRIUS XM may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.

Connected Vehicle Services
SIRIUS XM is a leader in providing next-generation connected vehicle applications and services. SIRIUS XM's connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. SIRIUS XM offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics, stolen or parked vehicle locator services, and monitoring of vehicle emission systems.
SIRIUS XM entered the connected vehicle services business in 2012 with an agreement with Nissan North America to become the exclusive provider of a comprehensive suite of premium services for Nissan branded vehicles. In November 2013, SIRIUS XM purchased the connected vehicle business of Agero, Inc. As a result of this acquisition, SIRIUS XM's connected vehicle business provides services to several automakers, including Acura, BMW, Honda, Hyundai, Infiniti, Lexus, Nissan and Toyota. SIRIUS XM expects that this acquisition will enhance its market presence in telematics through SIRIUS XM's existing automaker relationships, subscriber base, full-service product offering and technology platform. SIRIUS XM also anticipates that this acquisition will better position SIRIUS XM to bring innovative connected vehicle services to the global automotive market.

Canada
SIRIUS XM also has an equity interest in the satellite radio services offered in Canada through SIRIUS XM Canada. SIRIUS XM owns approximately 38% of the equity of SIRIUS XM Canada.
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
Subscribers to the following services are not included in SIRIUS XM's subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to SIRIUS XM services:
Backseat TV. SIRIUS XM offers Backseat TV to legacy subscribers, a service offering television content designed primarily for children in the backseat of vehicles.
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

In December 2012, the CRB issued its determination regarding the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings over its satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period starting January 1, 2013 and ending on December 31, 2017. Under the terms of the CRB's decision, SIRIUS XM will pay a royalty based on gross revenues, subject to certain exclusions, of 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2013 was 9.0%.

The revenue subject to royalty includes subscription revenue from SIRIUS XM's U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video services and connected vehicle services) offered for a separate charge; intellectual property royalties received by SIRIUS XM; credit card, invoice and fulfillment service fees; and bad debt expense. The regulations also allow SIRIUS XM to further reduce its monthly royalty fee in proportion to the percentage of its performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.

To secure the rights to stream music content over the internet, including to mobile devices, SIRIUS XM also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and, in certain cases, sound recordings. SIRIUS XM has arrangements with ASCAP, SESAC and BMI to license the musical compositions SIRIUS XM streams over the internet. The licensing of certain sound recordings for use on the internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB. In 2013, SIRIUS XM paid a per performance rate for the streaming of certain sound recordings on the internet of $0.00210 per play, which rate will change to $0.00220 per play in 2014 and $0.00240 per play 2015. Proceedings to establish rates for the streaming of certain sound recordings on the internet after 2015, known as the Webcasting IV proceeding, commenced in January 2014 before the CRB.

Atlanta National League Baseball Club, Inc.

Atlanta National League Baseball Club, Inc., or ANLBC, a wholly owned subsidiary, owns and operates the Atlanta Braves Major League Baseball (“MLB”) franchise and five minor league baseball clubs (the Gwinnett Braves, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). ANLBC also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy. Turner Field, which is leased from the City of Atlanta and Fulton County Recreation Authority until December 31, 2016, is the home stadium of the Atlanta Braves. Turner Field is located just outside the downtown area of Atlanta and offers a range of activities and eateries for fans, from interactive gaming and family-themed areas to social gathering places such as the Braves Chop House. Effective for the 2017 season, ANLBC is expected to relocate into a new ballpark located in Cobb County, a suburb of Atlanta. The facility will be leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority.
With respect to the Braves MLB franchise, ANLBC derives revenue from both local and national sources. Locally, ANLBC receives revenue from the sale of tickets for games played at Turner Field, as well as from in-stadium advertising, game-day sales of concessions and other goods and services in and around Turner Field. ANLBC also derives substantial revenue from the sale of broadcasting rights to the Atlanta Braves baseball games. ANLBC has long-term local broadcasting agreements with Sportsouth Network II, LLC. Nationally, ANLBC participates in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 baseball clubs with ESPN, Turner Broadcasting, Inc., Fox Sports and SIRIUS XM (the “National Broadcast Rights”).
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

TruePosition, Inc.

TruePosition is a wholly owned subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, governments and other enterprises to provide E-9-1-1 services domestically and other location-based services both domestically and worldwide. "E-9-1-1" or "Enhanced 9-1-1" refers to an FCC mandate requiring wireless carriers to implement wireless location capability. AT&T began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. Both wireless carriers have deployed TruePosition's technology for E-911 and selected other services. AT&T is TruePosition's largest customer by a significant margin. There can be no assurance that AT&T will remain a customer of TruePosition as wireless technology changes. In addition, as of December 31, 2013, several smaller U.S. wireless carriers and foreign government agencies had deployed or are deploying TruePosition's technology.
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
TruePosition's location system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using its patented Uplink Time Difference of Arrival (U-TDOA) and other technologies, TruePosition's location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. TruePosition's offerings cover major wireless air interfaces including Code Division Multiple Access (CDMA), Global System for Mobile Communications (GSM) and Universal Mobile Telecommunications System (UMTS).
TruePosition’s location system competes against a number of other satellite and terrestrial based location technology offerings. In addition, there are a number of new location technologies in development which may further increase competition to be a location solution for new air interfaces and to meet more stringent accuracy standards.
Charter Communications, Inc.

Charter Communications, Inc. ("Charter") is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers. Its infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.8 million estimated passings, with 97% at 550 megahertz (“MHz”) or greater and 98% of plant miles two-way active. A national Internet Protocol (IP) infrastructure interconnects Charter markets.

As of December 31, 2013, Charter served approximately 5.9 million residential and commercial customers. Charter sells video, Internet and telephone services primarily on a subscription basis, often in a bundle of two or more services. Bundled services are available to approximately 97% of Charter's passings, and approximately 62% of customers subscribe to a bundle of services. Charter served approximately 4.2 million residential video customers as of December 31, 2013, and approximately 92% of video customers subscribed to digital video service. Digital video enables customers to access advanced video services such as high definition ("HD") television, Charter OnDemand™ (“OnDemand”) video programming, an interactive program guide and digital video recorder (“DVR”) service. Charter also served approximately 4.4 million residential Internet customers as of December 31, 2013. Charter's Internet service is available in a variety of download speeds up to 100 megabits per second (“Mbps”) and upload speeds of up to 5 Mbps. Charter provided telephone service to approximately 2.3 million residential customers as of December 31, 2013. Telephone services typically include unlimited local and long distance calling to the U.S., Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Charter Business®, Charter provides scalable, tailored broadband communications solutions to business and carrier organizations, such as video entertainment services, Internet access, business telephone services, data networking and fiber connectivity to cellular towers and office buildings. As of December 31, 2013, Charter served approximately 567,000 commercial primary service units, primarily small- and medium-sized commercial customers. Charter's advertising sales division, Charter Media®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

For the year ended December 31, 2013, approximately 84% of Charter's revenue was generated from residential video, Internet and telephone services. Charter also generated revenue from providing video, Internet and telephone services to commercial businesses and from the sale of advertising. Revenue from residential triple play customers and Internet and video revenue from commercial customers have contributed to the majority of Charter's recent revenue growth.

Charter's history of net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that incurred on its debt, depreciation expenses resulting from Charter's capital investments in cable properties, amortization expenses related to customer relationship intangibles and non-cash taxes resulting from increases in deferred tax liabilities.

We acquired our interest in Charter on May 1, 2013. At December 31, 2013, we beneficially owned approximately 26.9 million shares of and 1.1 million warrants to purchase shares of Charter common stock. The owned shares represent an approximate 25% ownership interest in the issued and outstanding shares and a beneficial ownership interest (including warrants on an as if converted basis) of 26% as of December 31, 2013. Under our stockholders agreement with Charter, we have the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. We also have the right to cause one of our nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees.

Live Nation Entertainment, Inc.

Live Nation is considered the largest live entertainment company in the world and seeks to innovate and enhance the live entertainment experience for artists and fans: before, during and after the show. Live Nation has four business segments: Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Live Nation's Business Segments
Concerts. Live Nation's Concerts segment principally involves the global promotion of live music events in their owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2012, Live Nation's Concerts business generated approximately $4.5 billion, or 69.7%, of Live Nation's total revenue. Live Nation promoted 22,900 live music events in 2013, including artists such as P!nk, Jay-Z, Jason Aldean, Maroon 5, Beyonce, Rihanna and One Direction and through festivals such as Rock Werchter, Electric Daisy Carnival, Reading and Download. While its Concerts segment operates year-round, Live Nation experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur May through September. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue.
Ticketing. Live Nation's Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a convenience charge and order processing fee for its services. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through a combination of websites, telephone, mobile apps and ticket outlets. During the year ended December 31, 2013, Live Nation sold 71%, 5%, 14% and 10% of primary tickets through these channels, respectively. Live Nation's Ticketing segment also manages its online activities including enhancements to websites and bundling product offerings. During 2013, the Ticketing business generated approximately $1.4 billion, or 21.7% of Live Nation's total revenue, which excludes the face value of tickets sold. Through all of its ticketing services, Live Nation sold over 149 million tickets in 2013 and sold an additional 100 million tickets through venue clients' box offices. Live Nation's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.
Artist Nation. Live Nation's Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. The Artist Nation segment also sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the Internet and also provides other services to artists. During 2013, the Artist Nation business generated approximately $353 million, or 5.4%, of Live Nation's total revenue. Revenue earned from the Artist Nation segment is impacted to a large degree by the touring schedules of the artists Live Nation represents.
Sponsorship & Advertising. Live Nation's Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through its concert, venue, artist relationship and ticketing assets, including advertising on Live Nation websites. Live Nation works with its corporate clients to help create marketing programs that promote their brand and/or product. During 2013, the Sponsorship & Advertising business generated approximately $285 million, or 4.4%, of Live Nation's total revenue.
Terms of Live Nation Investment
At December 31, 2013, we beneficially owned approximately 52.1 million shares of Live Nation common stock, which represented approximately 26% of the issued and outstanding shares as of December 31, 2013.
Under our stockholders agreement with Live Nation, we have the right to nominate two directors (one of whom must qualify as an independent director) to the Live Nation board of directors, currently comprised of 12 directors, for so long as our ownership interest provides us with not less than 5% of the total voting power of Live Nation's equity securities. We also have the right to cause one of our nominees to serve on the audit committee and the compensation committee of the board, provided they meet the independence and other qualifications for membership on those committees.
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
Other Minority Investments
We also own a portfolio of minority equity investments in publicly traded media companies, including Barnes & Noble, Inc. (NYSE: BKS), Crown Media Holdings, Inc. (Nasdaq: CRWN), Time Warner Cable Inc. (NYSE: TWC), Time Warner Inc. (NYSE: TWX) and Viacom Inc. (Nasdaq: VIA). These are assets that were acquired mostly in tax-efficient transactions and are currently held as non-core assets. In the past we have entered into swaps, exchangeable debentures, and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.
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

Any assignment or transfer of control of SIRIUS XM's FCC licenses must be approved by the FCC. The FCC's order approving the merger of SIRIUS XM's wholly-owned subsidiary, Vernon Merger Corporation, with and into its wholly-owned subsidiary,

XM Satellite Radio Holdings Inc., in July 2008 requires SIRIUS XM to comply with certain voluntary commitments it made as part of the FCC merger proceeding. SIRIUS XM believes it complies with those commitments.
In 1997, SIRIUS XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS XM's FCC licenses for its Sirius sytem satellites expire in 2017. SIRIUS XM's FCC licenses for its XM satellites expire in 2014, 2018 and 2021. SIRIUS XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant a license for any replacement satellites.
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
SIRIUS XM designs, establishes specifications for, sources or specifies parts and components for, manages various aspects of the logistics and production of, and, in most cases, obtains FCC certifications for, satellite radios, including satellite radios that include FM modulators. SIRIUS XM believes its radios that are in production comply with all applicable FCC rules.
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
Internet Services

To the extent that the businesses in which we have interests engage in the provision of goods and services over the Internet, they must comply with federal and state laws and regulations applicable to online communications and commerce. Our businesses are subject to laws governing the collection, use, retention, security and transfer of personally identifiable information about their users. In particular, the collection and use of personal information by companies have received increased regulatory scrutiny on a global basis. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission ("FTC") adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. Various states also have adopted laws regulating certain aspects of Internet communications. In 2007, Congress enacted legislation extending the moratorium on state and local taxes on Internet access and commerce until 2014. Legislative proposals that would extend the moratorium on state and local taxes on Internet access and commerce are pending in Congress, while other proposed legislation would permit the imposition of such taxes on Internet access and commerce.

In the ordinary course of business, our businesses collect and store the personal information of our customers and employees. The secure processing and continued availability of this information is critical to the operation or our businesses and our businesses are subject to many (often conflicting) laws governing the collection, use, retention, security and transfer of personally-identifiable information. In particular, the collection, disclosure and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. Complying with different national and state privacy requirements may cause our businesses to incur substantial costs. In addition, any unauthorized use or disclosure of personal information collected by our businesses, which may be unavoidable, may subject our businesses to risk of substantial government fines or liability to our customers, financial institutions or other third parties. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our businesses' websites to purchase products and services, or if new regulations limited the ability of our business to market their products or services, such businesses could be harmed.

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

Cable Operators
We also have ownership interests in cable operators, such as Charter and Time Warner Cable Inc., which are extensively regulated. For example, Charter and Time Warner Cable are subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities. At the federal level, FCC regulations restrict the prices that cable operators may charge for the “basic service” tier of programming, except in those communities subject to effective competition as determined by the FCC. The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) granted broadcasters a choice of retransmission consent or “must carry” rights, and the rules adopted by the FCC generally provide for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting “must carry” status and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. The Cable Communications Policy Act of 1984 requires cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require cable systems to provide channel capacity, equipment and facilities for public, educational and government access channels. The 1992 Cable Act and implementing regulations prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video programming distributors, and prohibit cable operators from requiring a financial interest in a programming service as a condition to carriage, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. Local franchise authority requirements vary significantly between jurisdictions. Cable franchises generally contain provisions governing, among other matters, cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, and changes in the ownership of the franchisee.
Proposed Changes in Regulation

The regulation of cable, telephone, Internet and satellite-based services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

Competition

SIRIUS XM faces significant competition for both listeners and advertisers. Unlike satellite radio, traditional AM/FM radio has had a well-established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by a subscription fee. In addition, many radio stations have begun broadcasting high definition digital signals, which have sound quality similar to SIRIUS XM signals, and have reduced the number of commercials, expanded the range of music played and experimented with new formats in order to lure customers away from satellite radio. Major media companies and online-only providers, including Apple, Google, Clear Channel, CBS and Pandora, also make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. Internet-enabled smartphones, most of which have the capability of interfacing with vehicles, can play recorded or cached content and access Internet radio via dedicated applications (such as Pandora, last.FM, Slacker, iheartradio and Stitcher) or browsers, often for free, and offer music and talk content. Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content and podcasts on demand. SIRIUS XM expects that improvements from higher bandwidths, wider programming selection and advancements in functionality are likely to increase competition from Internet radio and smartphone applications, particularly in vehicles. In addition, SIRIUS XM faces competition as a result of the deployment or planned deployment by nearly all automakers of integrated multimedia systems in dashboards. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. SIRIUS XM also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems and that are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly fee for the audio service. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with SIRIUS XM's services now or that could compete with its services in the future. The in-dash navigation market is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic.
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

Charter faces competition for both residential and commercial customers in the areas of price, service offerings, and service reliability. With respect to its residential business, Charter competes with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment. With respect to its commercial business, Charter competes with other providers of video, high-speed Internet access and related value-added services, fiber solutions, business telephony, and Ethernet services. In the broadband communications industry, Charter's principal competitors for video services are direct broadcast satellite (“DBS”) and telephone companies that offer video services. Charter's principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings. Charter's principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, Charter does not consider other cable operators to be significant competitors in the overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). Charter could, however, face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories.

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
Employees

As of December 31, 2013, we had 79 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 3,814 full and part-time employees. We believe that our employee relations are good.

(d)    Financial Information About Geographic Areas

We do principally all our business domestically, so a discussion regarding financial information about geographic areas is not considered necessary.

(e)    Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

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
Risk Factors Relating to our Businesses
         Our historical consolidated financial information is not necessarily representative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.
       On January 11, 2013, we were spun-off from Starz (prior to the Spin-Off, “Old LMC”). Prior to that time, we were a wholly owned subsidiary of Old LMC along with Starz LLC and its subsidiaries. As a result of the Spin-Off, our assets and those of Starz LLC were separated, we were renamed Liberty Media Corporation and Old LMC (the spinnor) was renamed Starz. Notwithstanding the legal form of the Spin-Off, in accordance with GAAP we are considered the divesting entity and treated as the "accounting successor" to Old LMC for financial reporting purposes. This is due, among other reasons, to the relative significance of our company to Old LMC (the legal spinnor) and the continued involvement of Old LMC's senior management with our company (rather than Starz) following the Spin-Off. Therefore, the historical financial statements of Old LMC (renamed Starz) continue to be our historical financial statements, and reflect Starz LLC and its subsidiaries as discontinued operations in our consolidated financial statements. Prior to the Spin-Off, a significant percentage of the revenue of Old LMC, and a majority of its available cash flow, was generated by Starz LLC and its subsidiaries.
        In addition, prior to September 2011, the assets, liabilities and businesses of Old LMC were part of Liberty Interactive Corporation. Old LMC was split-off from Liberty Interactive in the third quarter of 2011. Hence, portions of our company's historical financial information were also extracted from Liberty Interactive's consolidated financial statements for the relevant periods prior to the Split-Off.
On January 18, 2013, we acquired a controlling interest in SIRIUS XM. Thus, beginning in the first quarter of 2013, our consolidated financial statements reflect SIRIUS XM as a consolidated subsidiary. Previously, we reflected our investment in SIRIUS XM as an equity method affiliate. In May 2013, we completed a transaction with certain investment funds to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter, which represented an approximate 27% beneficial ownership in Charter at the time of purchase. Our consolidated financial statements for the period ended June 30, 2013 reflect Charter as an equity method affiliate.
As a result of the Spin-Off and the Split-Off, our consolidation of SIRIUS XM and our transaction relating to Charter, our historical financial information as presented may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we existed as a separate, stand-alone entity pursuing independent strategies during the periods presented.
        We may have future capital needs and may not be able to obtain additional financing on acceptable terms.     For the years ended December 31, 2011 and December 31, 2012, a significant portion of Liberty's reported total revenue had been generated by the businesses of Starz, LLC. Prior to the Split-Off, Starz, LLC was the second-largest generator of cash flow for Liberty's former parent company, Liberty Interactive (the largest generator being QVC, Inc., which is currently a subsidiary of Liberty Interactive). In connection with the Spin-Off, Starz, LLC distributed approximately $1.8 billion in cash to Liberty, of which $600 million was distributed in the third and fourth quarters of 2012. As a result of the Spin-Off, Liberty no longer has access to the cash flow generated by Starz, LLC. Furthermore, due to the size and nature of our consolidated subsidiaries at December 31, 2013, ANLBC and TruePosition, together with their assets and operating cash flow, would be insufficient to support any significant financing in the future. In addition, although we began consolidating SIRIUS XM in the first quarter of 2013, we do not have access to the cash flow of SIRIUS XM. Hence, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
        Rapid technological advances could render the products and services offered by our subsidiaries and business affiliates obsolete or non-competitive. Our subsidiaries and business affiliates, including, for example, SIRIUS XM, Charter, TruePosition and Live Nation must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers thereby adversely impacting our revenue, operating income and net income.
        The business of SIRIUS XM depends in significant part on the operation of its satellites.     As a satellite radio broadcaster, SIRIUS XM's business depends on the lives and proper operation of its satellites. The lives of SIRIUS XM's satellites will vary and depend on a number of factors, including degradation and durability of solar panels, quality of construction, random failure of satellite components (which could result in significant damage to or loss of a satellite), the amount of fuel the satellite consumes and damage or destruction by electrostatic storms, collisions with other objects in space or other events (such as nuclear detonations) occurring in space. In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on SIRIUS XM's in-orbit satellites have failed, and from time to time SIRIUS XM has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. Any material failure of its satellites could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM's reputation and operating results. SIRIUS XM maintains in-orbit insurance policies covering only three of its satellites (its XM-5, FM-5 and FM-6 satellites).
       Interruption or failure of SIRIUS XM's information technology and communications systems could negatively impact its results and brand, and therefore the value of our investment in SIRIUS XM. SIRIUS XM's business is dependent on the operation and availability of its information technology and communication systems and those of certain third party service providers. Any degradation in the quality, or any failure, of SIRIUS XM's systems (due to events such as unplanned outages, natural disasters, technical difficulties or loss of data or processing capabilities) could reduce its revenues, cause it to lose customers and damage its brand. Although SIRIUS XM has implemented practices designed to maintain the availability of its information technology systems and mitigate the harm of any unplanned interruptions, and SIRIUS XM cannot anticipate all eventualities and unplanned outages and technical difficulties are occasionally experienced. In addition, SIRIUS XM relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of SIRIUS XM's internal or external systems could prevent SIRIUS XM from serving customers or cause data to be unintentionally disclosed.

 Our subsidiaries and business affiliates are subject to risks of adverse government regulation.     Providers of internet, telephone, cable and satellite service are subject to varying degrees of regulation in the United States by the Federal Communications Commission ("FCC") and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. For example, SIRIUS XM holds various FCC licenses and authorizations to operate commercial satellite radio services in the United States, which are generally granted for a fixed term, and although SIRIUS XM expects that such licenses and authorizations will be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Non-compliance by SIRIUS XM with the FCC's requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Charter holds various cable franchises that are generally granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In addition, each of SIRIUS XM and Charter is subject to various consumer protection laws, rules and regulations, which are extensive and have developed rapidly, particularly at the state level, and, in the case of SIRIUS XM, in certain jurisdictions, cover nearly all aspects of SIRIUS XM's marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with existing and prospective subscribers. Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets of our subsidiaries and business affiliates will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.
        The success of SIRIUS XM, Charter and Live Nation, in part, depends on audience acceptance of their programs and services, which is difficult to predict.     Entertainment content production, satellite radio services, cable services and live entertainment events are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public's acceptance of these programs and services, which is difficult to predict. The commercial success of a satellite radio program, cable program or live entertainment production depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment productions. Consequently, low public acceptance of the programs and services offered by SIRIUS XM, Charter and Live Nation could hurt the ability of these companies to maintain rates charged to customers, subscribers and, as applicable, advertisers.
Certain of our subsidiaries and business affiliates depend on the performance of, and their relationships, with various third parties. An important component of the success of our subsidiaries and business affiliates, including in particular our consolidated subsidiary SIRIUS XM, is the ability to maintain existing, as well as build new, relationships with third parties, such as:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent;

•	vendors that operate call centers;

•	retailers that market and sell satellite radios and promote subscriptions to our services; and

•	vendors that have designed or built and vendors that support or operate other important elements of our systems.

If one or more of these third parties do not perform in a satisfactory or timely manner, our businesses could be adversely affected. In addition, a number of third parties on which these businesses depend have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection. In addition, SIRIUS XM, in particular, designs, establishes specifications for and manages various aspects of the logistics and production of radios. As a result of these activities, SIRIUS XM may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

The businesses of our subsidiaries and business affiliates may be impaired by third-party intellectual property rights.
Development of the business systems of our subsidiaries and business affiliates has depended upon the intellectual property developed by them, as well as intellectual property licensed from third parties. If the intellectual property developed or used by them is not adequately protected, others will be permitted to and may duplicate portions of these systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent the intellectual property rights, patents or existing licenses of our subsidiaries and business affiliates or they may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology so developed, and to be developed, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require our subsidiaries and business affiliates to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm their businesses.
Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block the ability of our subsidiaries and business affiliates to operate their systems or license technologies. They may have to resort to litigation to enforce rights under license agreements or to determine the scope and validity of other parties' proprietary rights in the subject matter of those licenses. This may be expensive and they may not succeed in any such litigation.
Third parties may assert claims or bring suit against our subsidiaries and business affiliates for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject our subsidiaries and business affiliates to significant liabilities to third parties; require them to seek licenses from third parties; block their ability to operate their systems or license their technology; or otherwise adversely affect their ability to successfully develop and market their products and services.
The ability of SIRIUS XM to attract and retain subscribers at a profitable level in the future is uncertain. SIRIUS XM spends substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers, and its ability to retain subscribers, or increase the number of subscribers to its service, in any given period is subject to many factors, including the price of SIRIUS XM's service, the health of the economy, the production and sale of new vehicles in the United States, the rate at which existing self-pay customers buy and sell new and used vehicles in the United States, including the extent to which existing self-pay subscribers buy and sell new and used vehicles which include an unpaid trial, SIRIUS XM's ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service, the effectiveness of its marketing programs, the entertainment value of its programming, and actions by its competitors, such as terrestrial and Internet radio and other audio entertainment and information providers. As part of SIRIUS XM's business, SIRIUS XM experiences, and expects to experience in the future, subscriber turnover (i.e., churn). Some elements of SIRIUS XM’s business strategy may result in churn increasing. For example, its efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of economy-minded subscribers; its work to acquire subscribers purchasing or leasing pre-owned vehicles may attract subscribers of more limited economic means; and its product and marketing efforts may attract more price sensitive subscribers. If SIRIUS XM is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected. SIRIUS XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a prepaid promotional subscription to its satellite radio service. SIRIUS XM spends substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers. Average monthly revenue per subscriber, or ARPU, is another key metric used by SIRIUS XM to analyze its business. Over the past several years, SIRIUS XM has focused substantial attention and efforts on balancing ARPU and subscriber additions. Its ability to increase or maintain ARPU over time is uncertain and depends upon various factors, including the value customers perceive in SIRIUS XM's service, SIRIUS XM's ability to add and retain compelling programming, the increasing competition SIRIUS XM experiences from terrestrial radio and other audio entertainment and information providers, and pricing and other offers SIRIUS XM may make to attract new subscribers and retain existing subscribers. If SIRIUS XM is unable to consistently attract new subscribers, and retain its current subscribers, at a sufficient level of revenues to be profitable, the value of its common stock could decline, and without sufficient cash flow it may not be able to make the required payments on its indebtedness and could ultimately default on its commitments.
The unfavorable outcome of pending or future litigation against SIRIUS XM could have a material adverse effect. SIRIUS XM is a party to several legal proceedings arising out of various aspects of SIRIUS XM’s business, including patent infringement suits, class action lawsuits alleging violations of consumer protection statute suits seeking compensation for its use of sound recordings fixed prior to 1972 and actions seeking damages for purported violations of the TCPA. SIRIUS XM is defending all claims against itself. The outcome of these proceedings may not be favorable, and an unfavorable outcome may have a material adverse effect on SIRIUS XM’s business or financial results.
Our subsidiaries and business affiliates, such as SIRIUS XM and Charter, may not realize the benefits of acquisitions or other strategic initiatives. The business strategy of our subsidiaries and business affiliates, including SIRIUS XM and Charter, may include selective acquisitions or other strategic initiatives that allow them to expand their business. The success of any acquisitions, including, in the case of SIRIUS XM, the acquisition of Agero, Inc.’s connected vehicle business, depends on effective integration of acquired businesses and assets into the acquiror’s operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.
        Continuingly weak economic conditions may reduce consumer demand for our products and services. A weak economy in the United States could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite and cable television subscribers and satellite radio subscribers, affecting SIRIUS XM and Charter, reduced live-entertainment expenditures, affecting Live Nation and ANLBC, and a slowdown in auto sales (which is an important source of satellite radio subscribers), affecting SIRIUS XM. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.
        The business of SIRIUS XM depends in large part upon the auto industry.     A substantial portion of SIRIUS XM's new subscription growth has come from purchasers and lessees of new and previously owned automobiles in the United States. The sale and lease of vehicles with satellite radios is an important source of subscribers for its satellite radio service. SIRIUS XM has agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicles sales by automakers decline or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for SIRIUS XM's satellite radio services may be adversely impacted. Sales of previously owned vehicles represent an increasing source of new subscribers for SIRIUS XM. SIRIUS XM has agreements with various auto dealers and certain companies operating in the used vehicle market to provide it with data on sales of previously owned satellite radio enabled vehicles. The continuing availability of this information is important to SIRIUS XM’s future growth.
The indebtedness of our subsidiaries and business affiliates, including SIRIUS XM and Charter, could adversely affect their operations and could limit their ability to react to changes in the economy or their respective industries. Our subsidiaries and business affiliates have significant indebtedness. As of December 31, 2013, SIRIUS XM had outstanding an aggregate principal amount of approximately $3.6 billion of indebtedness and an additional $790 million available under its senior secured revolving credit facility with a syndicate of financial institutions. Similarly, as of December 31, 2013, Charter had outstanding an aggregate principal amount of approximately $[14.4 billion] of indebtedness. These debt levels have important consequences. Carrying significant debt loads can increase a company’s vulnerability to general adverse economic and industry conditions, require it to dedicate a portion of its cash flow from operations to payments on indebtedness, reduce the availability of cash flow to fund capital expenditures, marketing and other general corporate activities, limit its ability to borrow additional funds or make capital expenditures, limit its flexibility in planning for, or reacting to, changes in its business and its industry, and may place it at a competitive disadvantage compared to other competitors. In addition, the instruments governing such indebtedness, including SIRIUS XM's indebtedness, often contain covenants that, among other things, place certain limitations on the ability to incur more debt, exceed a specified leverage ratio, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with such covenants could result in an event of default, which, if not cured or waived, could cause the applicable subsidiaries or business affiliates to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for its business or assets.
We have substantial debt held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2013, we had $1.9 billion principal amount of corporate-level debt outstanding. Our ability to meet our financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities of our wholly-owned subsidiaries, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, the ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including SIRIUS XM's senior notes and credit facility. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates.
       Royalties for music rights, which are paid by SIRIUS XM, and programming costs, which are paid by Charter, have increased and there can be no assurance that they will not continue to increase in the future. SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. SIRIUS XM has agreements with ASCAP, BMI and SESAC through 2016. There can be no assurance that the royalties SIRIUS XM pays to ASCAP, SESAC, BMI and other songwriters and music publishers will not increase upon expiration of these arrangements. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM also must pay royalties to copyright owners of sound recordings. Those royalty rates may by established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board ("CRB"). Owners of copyrights in sound recordings have created SoundExchange, a collective organization to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB's decision governing sound recording royalties for the five-year period ending on December 31, 2017, SIRIUS XM will pay a royalty based on gross revenues, subject to certain exclusions, of 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017.

Programming has been, and is expected to continue to be, Charter’s largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. Charter expects programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation and the acquisition of new programming, including new sports services and programming for on-line and OnDemand platforms.
Our subsidiaries and business affiliates, in particular SIRIUS XM and Charter, face substantial competition, which may increase over time.     SIRIUS XM faces substantial competition from other providers of music and talk radio and other audio services and its ability to retain and attract customers is based on its successful programming. SIRIUS XM's subscribers can obtain similar content through terrestrial radio or Internet radio services, and a number of automakers and aftermarket manufacturers have introduced factory-installed radios capable of accessing internet-delivered auto entertainment and connecting to Internet-delivered content on smartphones. Such competition could lower subscription, advertising or other revenue or increase expenses related to marketing, promotion or other expenses, which would lower SIRIUS XM's earnings and free cash flow.
Charter faces competition for both residential and commercial customers in the areas of price, service offerings, and service reliability. Charter’s principal competitors for video services are direct broadcast satellite, including DirecTV and DISH Network, and telephone companies that offer video and other services, including AT&T and Verizon. With respect to its Internet access services, Charter faces competition, including intensive marketing efforts and aggressive pricing, from telephone companies, primarily AT&T, Century Link and Verizon, and other providers of DSL, fiber-to-the-node and fiber-to-the-home services. Charter could face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories. Charter’s telephone service competes directly with incumbent telephone companies and other carriers, including Internet-based VoIP providers, for both residential and commercial voice service customers.
The success of SIRIUS XM, Charter and Live Nation, in part, depends on the integrity of their systems and infrastructures and the protection of consumer data.   The businesses of SIRIUS XM, Charter and Live Nation involve the receipt and storage of personal information about consumers. While the receipt and storage of such information is subject to regulation by international, federal and state law, and although SIRIUS XM, Charter and Live Nation may take steps to protect personal information, these companies could experience a data security breach, which could result in a disruption of operations and potential violations of applicable privacy laws and other laws or standards which could result in fines, penalties and/or the loss of consumer trust.

        We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us. We do not have the right to manage the businesses or affairs of any of our business affiliates (those companies in which we have less than a majority voting stake), including Charter and Live Nation. Rather, our rights take the form of representation on the board of directors and, in some cases, board committees that supervise management and possession of veto rights over certain significant or extraordinary actions. The scope of our veto rights varies from company to company. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate or prevent a business affiliate from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken.
         Our equity method investments may have a material impact on our net earnings.     We have investments in Charter, Live Nation and other business affiliates, which we account for under the equity method of accounting. At December 31, 2013, Charter and Live Nation were treated as equity affiliates. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under "share of earnings (losses) of affiliates," which contributes to our earnings (loss) from continuing operations before income taxes. If the earnings or losses of our equity affiliates is material in any year, those earnings or losses may have a material effect on our net earnings. Notwithstanding the impact on our net earnings, we do not have the ability to cause our equity affiliates to pay dividends or make other payments or advances to their stockholders, including us. In addition, our investments in Charter and Live Nation are in publicly traded securities which are not reflected at fair value on our balance sheet and are also subject to market risk that is not directly reflected in our statement of operations.
The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value. Included among our assets are equity interests in one or more publicly-traded companies that are not consolidated subsidiaries or equity affiliates, such as Barnes & Noble Inc., Time Warner Inc., Time Warner Cable Inc. and Viacom, Inc. As of December 31, 2013, the market value of these investments totaled $1.2 billion. The value of these interests may be affected by economic and market conditions that are beyond our control and changes in the value of these investments may affect our financial results. In addition, our ability to liquidate these interests without adversely affecting their aggregate value may be limited.
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
Our company has overlapping directors and management with Liberty Interactive and our President is Chairman of the Board of Starz, which may lead to conflicting interests.     As a result of the Spin-Off and the Split-Off, most of the executive officers of Liberty also serve as executive officers of Liberty Interactive, and there is significant board overlap between our company and Liberty Interactive. Following the Spin-Off, John C. Malone is the Chairman of the Board of our company and Liberty Interactive. Gregory B. Maffei is the Chief Executive Officer of our company and Liberty Interactive and serves on the boards of directors of each of our company, Liberty Interactive and Starz, where he serves as the Chairman of the Board of Starz. None of Liberty, Starz or Liberty Interactive has any ownership interest in any of the others. Our executive officers and members of our company's board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive or Starz have fiduciary duties to that company's stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when Liberty or Liberty Interactive looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers continue to own Starz and Liberty Interactive stock and options to purchase Starz stock and Liberty Interactive stock. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Starz and/or Liberty Interactive. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive or Starz and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Starz, Liberty Interactive or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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
        In addition, our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 47% of the aggregate voting power in our company, due to his beneficial ownership of approximately 96% of the outstanding shares of Liberty Series B common stock as of January 31, 2014.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado.

SIRIUS XM owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, SIRIUS XM leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, and California for its office, production, technical, studio and engineering facilities. SIRIUS XM also leases properties in Panama and Ecuador that are used as earth stations to command and control satellites. In addition, SIRIUS XM leases or licenses space at approximately 650 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers. none of which are individually material to the business or its operations.

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

Item 3.    Legal Proceedings

In re SIRIUS XM Shareholder Litigation, Consol. C.A. No. 7800-CS (Del. Ch.). On August 21, 2012, plaintiff City of Miami Police Relief and Pension Fund (the “Fund”) filed a complaint in the Court of Chancery of the State of Delaware against Liberty, SIRIUS XM, Liberty Radio LLC and certain Liberty designees on the board of directors of SIRIUS XM (David J.A. Flowers, Gregory B. Maffei, John C. Malone, Carl E. Vogel, and Vanessa A. Wittman (together, the “SIRIUS XM Designees”)). On August 23, 2012, plaintiff Brian Cohen filed a complaint in the Court of Chancery of the State of Delaware against the same individuals and seeking substantially similar relief as set forth in the complaint filed by the Fund. By Order of the Court dated October 2, 2012, the two actions were consolidated under the caption In re SIRIUS XM Shareholder Litigation. Plaintiffs alleged that Liberty and the SIRIUS XM Designees breached their fiduciary duty in connection with the investment agreement entered into in 2009 relating to Liberty's original investment in SIRIUS XM and Liberty's subsequent acquisition of SIRIUS XM shares and Liberty's application to the Federal Communications Commission for consent to the transfer of de jure control of the various FCC licenses and authorizations held by SIRIUS XM or its subsidiaries. On September 27, 2013, the Court of Chancery dismissed the complaint, and the time for appeal has since expired.
Montero v. SIRIUS XM Radio Inc., Index No. 653012/2012 (N.Y. Sup. Ct. Cnty. of New York). On August 27, 2012, plaintiff Andrew Montero brought a shareholder class action on behalf of the shareholders of the common stock of SIRIUS XM against SIRIUS XM, the SIRIUS XM Designees, Liberty and Liberty Radio LLC. The action was commenced in the Supreme Court for the State of New York in New York County. Mr. Montero alleges breaches of fiduciary duty, aiding and abetting breach of fiduciary duty, and seeks a declaratory judgment, with allegations and relief sought substantially similar to those in the City of Miami litigation above. On February 20, 2014, Mr. Montero filed a notice of discontinuance, dismissing the case.
In early to mid-January 2014, a series of stockholder class actions were filed in Delaware and New York state courts against Sirius XM Holdings Inc., Liberty, Liberty Radio LLC, and certain present and former Sirius XM Holdings Inc. board members (Joan L. Amble, Anthony J. Bates, George W. Bodenheimer, David J.A. Flowers, Eddy W. Hartenstein, James P. Holden, Gregory B. Maffei, Evan D. Malone, John C. Malone, James E. Meyer, James F. Mooney, Carl E. Vogel, Vanessa A. Wittman. David Zaslav).

In Delaware, the cases are captioned: Roy v. Meyer, et al., Case No. 9248-VCN (Del. Ch.); Ebenau v. Meyer, et al., Case No. 9249-VCN (Del. Ch.); Ricciardi v. Sirius XM Holdings Inc., et al., Case No. 9253-VCN (Del. Ch.); Western Washington Laborers-Employers Pension Trust v. Sirius XM Holdings Inc., et al., Case No. 9269-VCN (Del. Ch.); and Varvolis v. Malone, et al., Case No. 9283-VCN (Del. Ch.). In New York, the cases are captioned: Freedman v. Sirius XM Holdings Inc., et al., Index No. 650038/2014 (N.Y. Sup. Ct.); Adoni v. Amble, et al., Index No. 650085/2014 (N.Y. Sup. Ct.); Goodman v. Amble, et al., Index No. 650141/2014 (N.Y. Sup. Ct.); Hartleib v. Sirius XM Holdings Inc., et al., Index No. 650158/2014 (N.Y. Sup. Ct.); Shenk v. Sirius XM Holdings Inc., et al., Index No. 650188/2014 (N.Y. Sup. Ct.); The Booth Family Trust v. Meyer, et al., Index No. 650235/2014 (N.Y. Sup. Ct.); Corso v. Sirius XM Holdings Inc., et al., Index No. 650253/2014 (N.Y. Sup. Ct.); and Sciortino v. Sirius XM Holdings Inc., et al., Index No. 650268/2014 (N.Y. Sup. Ct.). The cases involve the Proposal by Liberty to acquire the remaining shares of SIRIUS XM that it does not already own. The plaintiffs allege that in pursuing this Proposal, Liberty and the individual director defendants breached their fiduciary duties to the SIRIUS XM shareholders. Plaintiffs in certain of the actions have initiated motion practice to consolidate the cases and appoint lead counsel.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 11, 2013, we completed the Spin-Off of Starz (ticker symbols LSTZA and LSTZB), which was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty was treated as the "accounting successor" to Starz. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty, and Starz has been treated as discontinued operations in Liberty's financial statements upon completion of the Spin-Off in the first quarter of 2013.

Prior to the Spin-Off, on November 28, 2011, we completed a conversion of our Liberty Starz tracking stock (ticker symbols LSTZA and LSTZB) for Liberty Capital tracking stock which changed their ticker symbols from LCAPA and LCAPB to LMCA and LMCB, respectively. Holders of Liberty Starz tracking stock received 0.88129 of a share of the corresponding series of Liberty Capital stock for each share of Liberty Starz tracking stock, with any fractional shares paid out in cash (the "Conversion"). Our Series A and Series B Liberty Capital tracking stock have been, and prior to the Conversion, our Series A and Series B Liberty Starz tracking stock had been, outstanding since September 23, 2011 following the completion of the Split-Off (the separation of the Liberty Capital and Liberty Starz tracking stock groups from the Liberty Interactive tracking stock group).

Accordingly, from November 28, 2011 through January 11, 2013, the Liberty Capital Series A and B shares were traded under the LMCA and LMCB ticker symbols (which are now reflected under the STRZA and STRZB ticker symbols, respectively, for the respective time period). Subsequent to January 11, 2013, Starz and Liberty are separate publicly traded companies. Shares of Starz Series A and Series B stock (ticker symbols STRZA and STRZB, respectively) are traded separately from Liberty's Series A and B shares, which are traded under the LMCA and LMCB ticker symbols, respectively. Each series of our common stock is traded on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2013 and 2012.

	Series A (LMCA)		Series B (LMCB)
	High	Low	High	Low
2012
First quarter*	$91.64	77.34	89.17	77.95
Second quarter*	$90.56	79.22	90.08	80.66
Third quarter*	$106.15	88.00	104.51	88.16
Fourth quarter*	$116.92	99.27	116.22	102.92
2013
January 1, 2013 - January 11, 2013*	$124.34	116.90	123.97	118.28
First quarter (after January 11, 2013)	$113.56	105.01	112.21	106.09
Second quarter	$130.91	107.07	125.87	107.87
Third quarter	$150.80	126.37	150.50	127.33
Fourth quarter	$159.33	139.34	154.33	142.69

* Now reflected under the STRZA or STRZB ticker symbol, respectively, for the respective period.

Holders

As of January 31, 2014, there were approximately 1,600 and 100 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2014.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On January 11, 2013 Liberty Media Corporation announced its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward. All previous authorizations were replaced by the authorization on this date. Fourth quarter repurchases and remaining availability under the repurchase program for Liberty common stock was as follows:

Series A Common Stock
(d) Maximum Number
					(c) Total Number of		(or Approximate Dollar
					Shares Purchased		Value) of Shares that
	(a) Total Number		(b) Average		as Part of Publicly		May Yet be Purchased
	of Shares		Price Paid per		Announced Plans		Under the Plans or
Period	Purchased		Share		or Programs		Programs
October 1 -31, 2013	6,289,199	(1)	NA	(1)	None	(1)	$327 million	(1)
November 1 - 30, 2013	None		NA		None		$327 million
December 1 - 31, 2013	None		NA		None		$327 million
Total	6,289,199				—

(1)
The shares listed above were obtained by Liberty on October 3, 2013, pursuant to a transaction in which a subsidiary of Comcast, Inc. exchanged approximately 6.3 million shares of Liberty's Series A common stock for a newly created subsidiary of Liberty which held Liberty's wholly owned subsidiary Leisure Arts, Inc., approximately $417 million in corporate cash and Liberty's rights in and to a revenue sharing agreement relating to the carriage of CNBC ("CNBC Agreement"). The shares were exchanged at the market price of the respective shares on the date of the transaction. These shares were obtained pursuant to special approval from the Company's Board of Directors and were not considered repurchases under the share repurchase program discussed above, and as a result, this transaction did not affect the remaining authorized amounts available under such program.

In addition to the shares listed in the table above, 303 shares of Series A common stock were surrendered in the fourth quarter of 2013 by certain of our employees and officers to pay withholding taxes in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.
The following tables present selected historical financial statement information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with the accompanying consolidated financial statements.

	December 31,
	2013	2012	2011	2010	2009
	amounts in millions
Summary Balance Sheet Data:
Cash	$1,088	603	970	1,773	3,687
Investments in available-for-sale securities and other cost investments	$1,324	1,392	1,859	4,550	3,386
Investment in affiliates, accounted for using the equity method (1)	$3,299	3,341	563	49	127
Assets of discontinued operations (2)	$—	2,112	2,582	1,828	1,980
Total assets	$34,542	8,325	7,719	10,771	11,475
Current portion of debt	$777	—	750	—	1,135
Long-term debt	$4,778	—	—	2,033	2,386
Deferred tax liabilities, noncurrent	$2,312	817	376	1	728
Stockholders' equity	$14,081	6,440	5,259	5,005	3,309
Noncontrolling interest (1)	$9,801	(8)	(10)	—	1

	Years ended December 31,
	2013	2012	2011	2010	2009
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (3)	$4,002	368	1,409	721	296
Operating income (loss) (3)	$814	(80)	531	(165)	(223)
Interest expense	$(132)	(7)	(16)	(79)	(132)
Share of earnings (loss) of affiliates, net	$(32)	1,346	87	(98)	(52)
Realized and unrealized gains (losses) on financial instruments, net	$295	230	70	262	(29)
Gains (losses) on dispositions, net	$7,978	22	1	36	242
Earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (4)
Liberty common stock	$8,780	1,160	633	787	188
Liberty Starz common stock	NA	NA	(39)	(18)	5
	$8,780	1,160	594	769	193
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (5):
Series A and Series B Liberty common stock	$74.41	9.67	7.45	8.74	1.96
Series A and Series B Liberty Starz common stock	NA	NA	(0.76)	(0.36)	0.01
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (5):
Series A and Series B Liberty common stock	$73.17	9.35	7.19	8.46	1.94
Series A and Series B Liberty Starz common stock	NA	NA	(0.77)	(0.36)	0.01

(1)
As discussed in note 9 in the accompanying consolidated financial statements, during the year ended December 31, 2012, Liberty acquired an additional 312.5 million shares of SIRIUS XM in the open market for $769 million. Additionally, Liberty settled a forward contract and purchased an additional 302.2 million shares of SIRIUS XM for $649 million. SIRIUS XM recognized a $3.0 billion tax benefit during the year ended December 31, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for its recorded deferred tax assets. The Company recognized its portion of this benefit ($1,229 million) based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM. On January

18, 2013, as discussed in note 4 to the accompanying consolidated financial statements, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date.
As discussed in note 9 in the accompanying consolidated financial statements, in May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter Communications, Inc. ("Charter") for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase.

(2)
In January 2013, the entity then known as Liberty Media Corporation (now named Starz) spun-off (the “Spin-Off”) its then-former wholly owned subsidiary, now known as Liberty Media Corporation, which, at the time of the Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty is treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC is presented as discontinued operations for all periods prior to the completion of the Spin-Off. Due to the short period between December 31, 2012 and the distribution date, Liberty did not record any results for Starz in discontinued operations for the statement of operations for the year ended December 31, 2013 due to the insignificance of such amounts for that period.

(3)	In 2011 TruePosition recognized $1,029 million of previously deferred revenue and $409 million of deferred costs associated with two separate contracts.

(4)
Earnings (loss) from continuing operations attributable to Liberty stockholders were allocated to the Liberty Starz Group and Liberty Capital Group for all the periods prior to the conversion of each share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of fractional shares on November 28, 2011 based on businesses and assets attributed to each respective group at the time prior to any corporate transactions between the groups.

(5)
Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock, prior to the Split-Off date, based on the earnings attributable to the businesses and assets to the respective groups divided by the weighted average shares on an as if converted basis for the periods assuming a 1 to 1 exchange ratio for the Split-Off.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Explanatory Note
On January 11, 2013 Liberty Media Corporation ("Liberty" or "the Company") was spun-off, through the distribution of shares of Liberty by means of a pro-rata dividend from Starz (previously Liberty Media Corporation, formerly known as Liberty Spinco, Inc.) (the "Spin-Off"), which was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). Liberty Interactive's capital structure previously utilized three tracking stocks: Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. During the third quarter of 2011, Liberty Interactive completed the separation of its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the assets, liabilities and businesses attributed to Liberty Interactive's Liberty Capital and Liberty Starz tracking stock groups.
Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty was treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Starz will continue to be the historical financial statements of Liberty and now present Starz as discontinued operations in all periods prior to the Spin-Off. Therefore, for purposes of this Form 10-K Liberty is treated as the spinnor for purposes of discussion and as a practical matter of describing all the historical information contained herein.
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is our reportable segment, is Sirius XM Holdings Inc. ("SIRIUS XM"). SIRIUS XM broadcasts its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as Sirius XM On Demand and MySXM, over the Internet, including through applications for mobile devices.
Our "Corporate and Other" category includes our other consolidated subsidiaries, including the Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc., and corporate expenses.
In addition to the foregoing businesses, we hold ownership interests in Charter Communications, Inc. ("Charter") and Live Nation Entertainment, Inc. ("Live Nation"), which we account for as equity method investments at December 31, 2013. We also maintain minority positions in other public companies such as Barnes & Noble, Inc., Time Warner Inc., Time Warner Cable Inc. and Viacom Corporation, which are accounted for at their respective fair market values and are included in corporate and other.
Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. On November 28, 2011, our tracking stock structure was eliminated through the conversion of each share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock (plus cash in lieu of fractional share interests) (the "Conversion"). Prior to the Conversion, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, neither group was a separate legal entity and therefore neither group could own assets, issue securities or enter into legally binding agreements. Holders of our tracking stocks had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of the tracking stocks were stockholders of the Company, with a single board of directors and subject to all of the risks and liabilities of the Company.

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
Strategies and Challenges of Business Units

SIRIUS XM. SIRIUS XM is focused on several initiatives to increase its revenue. SIRIUS XM regularly evaluates its business plans and strategy. Currently, its strategies include:

•	The acquisition and pricing of unique or compelling programming;

•	Increased penetration in the secondary car market;

•	The introduction of new features or services;

•	Significant new or enhanced distribution arrangements;

•	Investments in infrastructure, such as satellites, terrestrial repeater networks, equipment or radio spectrum; and

•	Acquisitions of other businesses, including acquisitions that are not directly related to its satellite radio business.

SIRIUS XM faces certain key challenges in its attempt to meet these goals, including:

•	Its ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service;

•	Potential loss of subscribers due to economic conditions and competition from other entertainment providers;

•	Competition for both listeners and advertisers, including providers of radio and other audio services;

•	The operational performance of its satellites;

•	The effectiveness of integration of acquired businesses and assets into its operations;

•	The performance of its manufacturers, programming providers, vendors, and retailers; and

•	Unfavorable changes in legislation.

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
Consolidated Operating Results

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Revenue
SIRIUS XM	$3,625	NA	NA
Corporate and other	377	368	1,409
	$4,002	368	1,409
Adjusted OIBDA
SIRIUS XM	1,289	NA	NA
Corporate and other	33	8	609
	$1,322	8	609
Operating Income (Loss)
SIRIUS XM	878	NA	NA
Corporate and other	(64)	(80)	531
	$814	(80)	531

Revenue.    Our consolidated revenue increased $3,634 million and decreased $1,041 million for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. The current year increase was primarily due to the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and increased revenue at ANLBC (included in Corporate and other). For the year ended December 31, 2013, ANLBC revenue increased by $36 million or 16% as compared to the prior year, due to a one time recognition of revenue from a settlement of outstanding broadcast rights issues, slightly greater fan attendance and slightly higher average prices per ticket and concession spend per turnstile. The decrease in the prior year was primarily due to a decrease in revenue at TruePosition (included in Corporate and other) which had a one-time recognition of deferred revenue from two separate contracts which aggregated $1,029 million in 2011. TruePosition recognized $409 million in aggregate deferred costs associated with these contracts in 2011. These one-time accounting anomalies explain the 2012 decreases in TruePosition's Adjusted OIBDA and Operating Income. The decrease in revenue caused by TruePosition during 2012 was slightly offset by an increase in ANLBC revenue of $17 million or 8% as compared to the prior year, due to slightly greater fan attendance and slightly higher average prices per ticket. See Results of Operations—Businesses below for a more complete discussion of the results of operations of SIRIUS XM.
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
Consolidated Adjusted OIBDA increased $1,314 million and decreased $601 million for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. The increase in the current year was primarily driven by the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and an improvement in Adjusted OIBDA for ANLBC. ANLBC's adjusted OIBDA increased $20 million during 2013 due to the increase in revenue, offset by an increase in player salaries during the current year. The decrease in the prior year was primarily due to the one-time recognition of deferred revenues and costs at TruePosition, discussed above. The decrease in the prior year was slightly offset by an improvement in ANLBC's adjusted OIBDA of $28 million, which was primarily due to slightly lower player salaries in 2012. During the year ended December 31, 2011 player salaries were slightly higher as the Braves traded one of their pitchers to another baseball club and agreed to pay a portion of that player's 2012 guaranteed salary in the trade. See Results of Operations—Businesses below for a more complete discussion of the results of operations of SIRIUS XM.
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
We recorded $193 million, $46 million and $25 million of stock compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in stock compensation expense in 2013 relates to two items: the recognition of additional stock-based compensation from SIRIUS XM ($133 million) resulting from our consolidation of SIRIUS XM during the year, and an increase in the recognition of incremental compensation expense due to the option exchange program that occurred in December 2012. The increase in stock compensation in 2012 was primarily due to the option exchange in the fourth quarter of 2012 which caused incremental compensation of approximately $18 million. See note 15 in the accompanying consolidated financial statements for further discussion of the option exchange. As of December 31, 2013, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $65 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.4 years. As of December 31, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $308 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3 years.
Operating income.    Our consolidated operating income increased $894 million and decreased $611 million for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. The increase in 2013 is primarily the result of the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013. The change in 2012, as discussed above, is primarily the result of changes at TruePosition. Also during the year ended December 31, 2012 there was a reduction in amortization which was an incremental improvement to ANLBC's operating loss, as compared to the prior year period, due to certain intangible assets becoming fully amortized in 2011.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Other income (expense):
Interest expense	$(132)	(7)	(16)
Dividend and interest income	48	76	77
Share of earnings (losses) of affiliates	(32)	1,346	87
Realized and unrealized gains (losses) on financial instruments, net	295	230	70
Gains (losses) on transactions, net	7,978	22	1
Other, net	(115)	42	8
	$8,042	1,709	227
Interest expense.    Interest expense increased $125 million and decreased $9 million for the years ended December 31, 2013 and 2012 as compared to the corresponding prior year periods, respectively. The overall increase in interest expense in the current year was primarily due to the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and the interest expense related to the debt that was acquired. The overall decrease in interest expense in the prior year related to the repayment of a Liberty bank facility in early in 2012 which had a interest rate under 1%.
Dividend and interest income. Consolidated dividend and interest income decreased $28 million for the year ended December 31, 2013 as compared to the prior year. The decrease from the prior year is primarily due to the reduction in interest income recognized on certain debt instruments in SIRIUS XM that are considered effectively settled upon consolidation. Dividend and interest income was fairly consistent for the years ended December 31, 2012 and 2011.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Charter	$(83)	NA	NA
SIRIUS XM	8	1,367	94
Live Nation	(18)	(45)	(22)
SIRIUS XM Canada	7	NA	NA
Other	54	24	15
	$(32)	1,346	87

In May 2013, we acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase. Our share of losses related to Charter in 2013 included $51 million of losses due to the amortization of the excess basis of our investment.

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
During the year ended December 31, 2013, we acquired an additional 1.7 million shares of Live Nation common stock for approximately $19 million. During the year ended December 31, 2012 we made additional investments in Live Nation common stock, obtaining approximately 11 million shares for $107 million. Live Nation's share of earnings increased during the current year due to a $38 million gain on the sale of an operating asset, improvements in EBITDA due to favorable concert activity and reduced corporate expenses, partially offset by a $36 million loss on extinguishment of debt.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Fair Value Option Securities	$306	310	254
Debt instruments (1)	(17)	—	(85)
Other derivatives	6	(80)	(99)
	$295	230	70
___________________________

(1)
Prior to the Split-Off, all the Exchangeable Senior Debentures were transferred to Liberty Interactive through reattributions in 2011 and prior years. The loss in 2013 is attributable to the change in fair value of $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes") issued on October 17, 2013 during the period.

Gains (losses) on transactions, net. During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gains in 2012 and 2011 related to gains associated with the repayment of certain SIRIUS XM debt securities.
Other, net. The decrease in 2013 is primarily due to warrant and stock option exercises at Charter at a price below Liberty's book basis per share as well as net losses on the early extinguishment of SIRIUS XM debt during the period. The other category increased for the year ended December 31, 2012 as a result of a reversal of a contingent liability as discussed in more detail in note 19 in the accompanying financial statements.

Income taxes.    Our effective tax rate for the years ended December 31, 2013 was a benefit of 2% and an expense of 29% and 22% for the years ended December 31, 2012 and 2011, respectively. Our effective tax rate for all three years were impacted for the following reasons:

•
During 2013, our effective tax rate was lower than the federal tax rate of 35% primarily due to the recognition of a $7.5 billion gain on the consolidation of SIRIUS XM on January 18, 2013, which was not subject to tax, and the gain recognized on a non-taxable exchange of one of our consolidated subsidiaries on October 4, 2013, in exchange for Liberty shares.

•
During 2012, our effective tax rate was lower than the federal tax rate of 35% primarily due to tax benefits related to a change in valuation allowance and dividends received deductions offset slightly by state income taxes.

•
During the fourth quarter of 2011, we recognized previously unrecognized tax benefits of $104 million as we reached an agreement with the IRS with respect to all disputed items reported on our 2010 income tax return.

Net earnings.    We had net earnings of $8,991 million, $1,412 million and $832 million for the years ended December 31, 2013, 2012 and 2011, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Liquidity and Capital Resources
As of December 31, 2013, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio, debt and equity issuances, available borrowing capacity under margin loans, and dividend and interest receipts.
Liberty currently does not have a debt rating subsequent to the Split-Off and Spin-Off.
As of December 31, 2013, Liberty's liquidity position consisted of the following:

	Cash and Cash Equivalents	Unencumbered Fair Value Option AFS Securities
	amounts in millions
Corporate and other	$953	542
SIRIUS XM	$135	—
To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. At the time of the Spin-Off, a cash distribution was made of approximately $1.2 billion from Starz to Liberty. Additionally, on January 18, 2013 the Company obtained a controlling interest in SIRIUS XM which has significant cash flows provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash.

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2013	2012	2011
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$1,236	(29)	(78)
Net cash provided (used) by investing activities	$(2,764)	224	(270)
Net cash provided (used) by financing activities	$813	(1,162)	(455)

Liberty's primary uses of cash during the year ended December 31, 2013 were $2,585 million additional investments in cost and equity method investees (primarily Liberty's investment in Charter shares and warrants), $140 million repurchases of shares of Liberty Series A common stock and $2,779 million debt repayments. Additionally, on October 3, 2013, the Company completed a transaction to exchange a subsidiary which held our wholly owned subsidiary Leisure Arts, approximately $417 million of cash and our rights in and to a revenue sharing agreement relating to the carriage of CNBC for 6.3 million shares of Liberty Series A common stock. These uses of cash were funded by cash provided by operating activities, net sales of short term investments, repayments of loans by cost and equity method investees, proceeds from the settlement of financial instruments, debt borrowings and cash on hand. Liberty funded the purchase of Charter shares and warrants with approximately $1.2 billion of cash on hand and $1.4 billion from margin loan arrangements.

During the year ended December 31, 2013, SIRIUS XM repurchased $1.8 billion of its common stock and repaid approximately $2.0 billion of long-term debt. SIRIUS XM's uses of cash were funded by cash provided by operating activities ($1.1 billion for the year ended December 31, 2013), SIRIUS XM's additional borrowing of approximately $3.2 billion of long-term debt and cash on hand.

The projected uses of Liberty cash are primarily the investment in new or existing businesses, debt service, and the potential buyback of common stock under the approved share buyback program as well as repayment of the margin loans. Liberty expects to fund its projected uses of cash with cash on hand, including the cash proceeds from the issuance of cash convertible debt (discussed in note 11 of the accompanying consolidated financial statements), cash from operations, cash proceeds from the sale of investments, including the sale of some of our SIRIUS XM shares of common stock back to SIRIUS XM as part of the previously announced share repurchase agreement (discussed in note 4 to the accompanying consolidated financial statements, also noting the sale is pending the resolution of a proposal), and borrowing capacity under margin loans. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

In addition to normal operating expenses (including tax payments), the projected uses of SIRIUS XM cash are the repurchase of common stock, capital expenditures, working capital requirements, interest payments and scheduled debt maturities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash from operations and new and existing loan arrangements.

We believe that our sources of liquidity are sufficient to cover our projected future uses of cash.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
SIRIUS XM has entered into various programming agreements. Under the terms of these agreements, SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. SIRIUS XM's future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the schedule of contractual obligations below.
The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2013 aggregated $133 million, which is payable as follows: $52 million in 2014, $46 million in 2015, $17 million in 2016, $18 million in 2017 and none thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt (1)	$5,541	749	681	461	3,650
Interest payments (2)	1,360	233	339	319	469
Programming fees (3)	801	245	315	133	108
Operating lease obligations	675	45	91	75	464
Employment agreements	133	52	63	18	—
Purchase orders and other obligations (4)	333	124	81	49	79
Total consolidated	$8,843	1,448	1,570	1,055	4,770

(1)
Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts include capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on our outstanding debt at December 31, 2013, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2013 rates and (iii) assume that our existing debt is repaid at maturity.

(3)
SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above.

(4)
Includes TruePosition open purchase orders and other guarantees and SIRIUS XM satellite and transmission, marketing and distribution, satellite incentive payments, and other contractual commitments. SIRIUS XM satellite and transmission commitments are attributable to agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. SIRIUS XM marketing and distribution commitments primarily relate to payments to sponsors, retailers, automakers and radio manufacturers pursuant to marketing, sponsorship and distribution agreements to promote the SIRIUS XM brand. Boeing Satellite Systems International, Inc. and Space Systems/Loral, the manufacturers of SIRIUS XM's in-orbit satellites, may be entitled to future in-orbit satellite incentive performance payments based on the expected operating performance of the satellites exceeding their fifteen-year design life. Boeing may also be entitled to an additional $10 million if the XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, SIRIUS XM has entered into various agreements with third parties for general operating purposes.

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
Non-Financial Instruments.     Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.
As of December 31, 2013, the intangible assets not subject to amortization for each of our significant reporting units was as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
SIRIUS XM	$14,165	8,600	930	23,695
Other	200	—	143	343
Consolidated	$14,365	8,600	1,073	24,038
We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets in the fourth quarter each year. The Company adopted current accounting guidance in the prior year relating to the annual assessments of recoverability of goodwill and other non-amortizable intangibles and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. The accounting guidance adopted was issued to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in the relevant accounting guidance to determine whether it were more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there were any negative macroenomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes. We utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary.
Carrying Value of Investments.     We periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our cost investments are recognized on a separate line in our consolidated statement of operations, and other than temporary declines in fair value of our equity method investments are included in share of earnings (losses) of affiliates in our consolidated statement of operations.
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
Useful Life of Broadcast/Transmission System. SIRIUS XM's satellite system includes the costs of satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellites, terrestrial repeater network and satellite uplink facilities. SIRIUS XM monitors its satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable.
SIRIUS XM operates five in-orbit Sirius satellites, FM-1, FM-2, FM-3, FM-5 and FM-6. The FM-1 and FM-2 satellites launched in 2000 and reached the end of their depreciable lives in 2013, but are still in operation. SIRIUS XM estimates that its FM-3, FM-5 and FM-6 satellites, launched in 2000, 2009 and 2013, respectively, will operate effectively through the end of their depreciable lives in 2015, 2024 and 2028, respectively. SIRIUS XM operates five in-orbit XM satellites XM-1, XM-2, XM-3, XM-4 and XM-5, three of which function as in-orbit spares. The XM-1 and XM-2 in-orbit spare satellites launched in 2001 reached the end of their depreciable lives in 2013 and are expected to be removed from orbit in 2014. SIRIUS XM estimates that its third in-orbit spare satellite, XM-5 launched in 2010 and the two other XM satellites, XM-3 launched in 2005 and XM-4 launched in 2006, will meet their 15-year estimated depreciable lives.

Certain of SIRIUS XM's in-orbit satellites have experienced circuit failures on their solar arrays. SIRIUS XM continues to monitor the operating condition of its in-orbit satellites. If events or circumstances indicate that the depreciable lives of its in-orbit satellites have changed, the depreciable life will be modified accordingly. If SIRIUS XM were to revise its estimates, depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2013 would have resulted in approximately $27 million of additional depreciation expense.
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
Results of Operations - Businesses
Sirius XM Holdings Inc.     SIRIUS XM broadcasts its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as Sirius XM On Demand and MySXM, over the Internet, including through applications for mobile devices.
SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios as factory- or dealer-installed equipment in their vehicles from which they acquire the majority of their subscribers. They also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. Additionally, SIRIUS XM distributes their radios through retail locations nationwide and through their website. Satellite radio services are also offered to customers of certain daily rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM also derives revenue from other subscription related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as its Internet radio, Backseat TV, data, traffic, and weather services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and its public filings.

As of December 31, 2013, SIRIUS XM had approximately 25.6 million subscribers of which 21.1 million were self-pay subscribers and 4.5 million were paid promotional subscribers. As of December 31, 2012, SIRIUS XM had approximately 23.9 million subscribers of which 19.6 million were self-pay subscribers and 4.3 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. See additional discussion about the application of purchase accounting in note 4 to the accompanying consolidated financial statements. Previous to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the year ended December 31, 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. For the years ended December 31, 2012 and 2011, SIRIUS XM was treated as an equity method affiliate so the results reported by SIRIUS XM were not consolidated. Additionally, as of December 31, 2013, there is an approximate 47% noncontrolling interest in SIRIUS XM, and the net earnings of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations.
SIRIUS XM's stand alone operating results were as follows:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Subscriber revenue	$3,285	2,963	2,595
Other revenue	514	439	420
Total revenue	3,799	3,402	3,015
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,380)	(1,218)	(1,112)
Subscriber acquisition costs	(496)	(475)	(434)
Other operating expenses	(51)	(42)	(49)
Selling, general and administrative expenses	(505)	(465)	(424)
Adjusted OIBDA	1,367	1,202	996
Stock-based compensation	(69)	(64)	(52)
Depreciation and amortization	(253)	(266)	(268)
Operating income	$1,045	872	676

Subscriber revenue includes subscription, activation and other fees. For the years ended December 31, 2013 and 2012, subscriber revenue increased 11% and 14%, respectively, as compared to the prior year periods. The current and prior year increases were primarily attributable to a 9% increase in the daily weighted average number of subscribers each year, the impact of the increase in certain subscription rates beginning in January 2012, and an increase in subscriptions to premium services, premier channels and Internet streaming, as well as the inclusion of connected vehicle subscription revenue in 2013. These increases were partially offset by subscription discounts offered through customer acquisition and retention programs, and in 2013, an increasing number of lifetime subscription plans that have reached full revenue recognition.

Other revenue includes advertising revenue, equipment revenue, royalty fees and other ancillary revenue. For the years ended December 31, 2013 and 2012, other revenue increased 17% and 5%, respectively, as compared to the corresponding prior year periods. The most significant change in other revenue during 2013 was the result of increases in the rate charged to SIRIUS XM and passed through to subscribers for the U.S. Music Royalty Fee, which increased 12.5% in 2013, which was compounded by an increase in the number of subscribers. The increase during 2012 was primarily due to an increase in the number of subscribers.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased 13% and 10% for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods but remained relatively flat as a percentage of total revenue. The increases were primarily due to increases in the revenue share and royalties of 23% and 17% in 2013 and 2012, respectively, as compared to the corresponding prior year periods. The increases were primarily a result of greater revenues subject to royalty and/or revenue sharing arrangements and increases in the statutory royalty rate for the performance of sound recordings of 12.5% and 7% in 2013 and 2012, respectively. Additionally, customer service and billing expense increased 9% and 14% for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior year periods. The increases were due to investment in customer service experience, resulting in higher spend on customer service agents, staffing and training. Additionally, higher subscriber volume drove increased subscriber contacts, increased bad debt expense and higher technology costs.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers which include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the years ended December 31, 2013 and 2012 subscriber acquisition costs increased 4% and 9%, respectively, but remained relatively flat as a percentage of total revenue, respectively, as compared to the corresponding periods in the prior year. The overall increase in 2013 was primarily a result of increased OEM installations occurring in advance of acquiring the subscriber. The increase in 2012 was primarily a result of higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle.

Other operating expense includes engineering, design and development costs. For the years ended December 31, 2013 and 2012, other operating expense increased 21% and decreased 14%, respectively, but remained relatively flat as a percentage of total revenue. The increase during the current year was driven primarily by higher product development costs, costs related to enhanced subscriber features and service functionality. The decrease in the prior year was driven primarily by a reversal of certain non-recurring engineering charges, partially offset by higher product development costs, costs related to the development of enhanced subscriber features and service functionality and higher personnel costs.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, finance, legal, human resources, information technology and insurance costs. For the years ended December 31, 2013 and 2012, selling, general and administrative expense increased 9% and10%, respectively, but slightly decreased a percentage of total revenue, as compared to the corresponding prior year periods. The increase during the current year was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials and higher information technology costs. The increase in the prior year was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, higher OEM cooperative marketing, higher personnel costs, office rent expenses and professional fees, partially offset by lower litigation settlement charges.

The following is a reconciliation of the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty:

	Year ended December 31, 2013
	As reported by SIRIUS XM	Purchase Accounting Adjustments	Elimination for Equity Method Accounting (17 days)	As reported by Liberty

Subscriber revenue	3,285	(8)	(146)	3,131
Other revenue	514	—	(20)	494
Total revenue	3,799	(8)	(166)	3,625
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,380)	12	60	(1,308)
Subscriber acquisition costs	(496)	(15)	20	(491)
Other operating expenses	(51)	—	3	(48)
Selling, general and administrative expenses	(505)	(6)	22	(489)
Adjusted OIBDA	1,367	(17)	(61)	1,289
Stock-based compensation	(69)	(67)	3	(133)
Depreciation and amortization	(253)	(37)	12	(278)
Operating income	1,045	(121)	(46)	878

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
As of December 31, 2013, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
dollar amounts in millions
$1,380	2.9%	$4,161	4.5%
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
At December 31, 2013, the fair value of our AFS equity securities was $1,324 million. Had the market price of such securities been 10% lower at December 31, 2013, the aggregate value of such securities would have been $132 million lower. Additionally, our stock in Charter and Live Nation (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our financial statements.

QuickLinks -- Click here to rapidly navigate through this document

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-20. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
See page II-18 for Management's Report on Internal Control Over Financial Reporting.
See page II-19 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2013, using the criteria in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2013, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-19 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Media Corporation:
We have audited Liberty Media Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Media Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Liberty Media Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Media Corporation:
We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 28, 2014

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,088	603
Trade and other receivables, net	206	25
Deferred income tax assets (note 12)	916	13
Other current assets	284	198
Assets of discontinued operations - current (note 5)	—	1,372
Total current assets	2,494	2,211
Investments in available-for-sale securities and other cost investments (note 8)	1,324	1,392
Investments in affiliates, accounted for using the equity method (note 9)	3,299	3,341

Property and equipment, at cost	2,149	329
Accumulated depreciation	(341)	(172)
	1,808	157

Intangible assets not subject to amortization (note 10)
Goodwill	14,365	200
FCC licenses	8,600	—
Other	1,073	144
	24,038	344
Intangible assets subject to amortization, net (note 10)	1,200	108
Other assets, at cost, net of accumulated amortization	379	32
Assets of discontinued operations (note 5)	—	740
Total assets	$34,542	8,325

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
December 31, 2013 and 2012

	2013	2012
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$670	34
Current portion of debt (note 11)	777	—
Deferred revenue	1,575	24
Other current liabilities	150	33
Liabilities of discontinued operations - current (note 5)	—	294
Total current liabilities	3,172	385
Long-term debt, including $1,002 million and none measured at fair value, respectively (note 11)	4,778	—
Deferred revenue	164	37
Deferred income tax liabilities (note 12)	2,312	817
Other liabilities	234	89
Liabilities of discontinued operations (note 5)	—	565
Total liabilities	10,660	1,893
Stockholders' equity (notes 13, 15 and 17):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 104,421,488 and 111,852,001 shares at December 31, 2013 and 2012, respectively	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,876,178 and 9,886,838 shares at December 31, 2013 and 2012, respectively	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	2,217	3,348
Accumulated other comprehensive earnings, net of taxes	4	12
Retained earnings	11,859	3,079
Total stockholders' equity	14,081	6,440
Noncontrolling interests in equity of subsidiaries	9,801	(8)
Total equity	23,882	6,432
Commitments and contingencies (note 18)
Total liabilities and equity	$34,542	8,325

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Operations
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$3,131	—	—
Other revenue	871	368	1,409
Total revenue	4,002	368	1,409
Operating costs and expenses, including stock-based compensation (note 3):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue and share royalties	679	—	—
Programming and content	243	—	—
Customer service and billing	308	—	—
Other	104	—	—
Subscriber acquisition costs	491	—	—
Other operating expenses	284	230	674
Selling, general and administrative expenses	764	176	151
Depreciation and amortization	315	42	53
	3,188	448	878
Operating income (loss)	814	(80)	531
Other income (expense):
Interest expense	(132)	(7)	(16)
Dividend and interest income	48	76	77
Share of earnings (losses) of affiliates, net (note 9)	(32)	1,346	87
Realized and unrealized gains (losses) on financial instruments, net (note 7)	295	230	70
Gains (losses) on transactions, net (notes 4, 13)	7,978	22	1
Other, net (notes 9, 18)	(115)	42	8
	8,042	1,709	227
Earnings (loss) from continuing operations before income taxes	8,856	1,629	758
Income tax (expense) benefit (note 12)	135	(469)	(165)
Net earnings (loss) from continuing operations	8,991	1,160	593
Earnings (loss) from discontinued operations, net of taxes (notes 1, 5)	—	252	239
Net earnings (loss)	8,991	1,412	832
Less net earnings (loss) attributable to the noncontrolling interests	211	(2)	(4)
Net earnings (loss) attributable to Liberty stockholders	$8,780	1,414	836

Net earnings (loss) attributable to Liberty stockholders:
Liberty common stock	8,780	1,414	607
Liberty Starz common stock	NA	NA	229
	$8,780	1,414	836

See accompanying notes to consolidated financial statements.

Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty common stock	$74.41	9.67	7.45
Series A and Series B Liberty Starz common stock	NA	NA	(0.76)
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty common stock	$73.17	9.35	7.19
Series A and Series B Liberty Starz common stock	NA	NA	(0.77)
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty common stock	$74.41	11.78	7.14
Series A and Series B Liberty Starz common stock	NA	NA	4.49
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty common stock	$73.17	11.40	6.90
Series A and Series B Liberty Starz common stock	NA	NA	4.32

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Earnings (Loss)
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	amounts in millions
Net earnings (loss)	$8,991	1,412	832
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	10	(3)	(24)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	(25)	(13)	—
Other, net	4	—	2
Other comprehensive earnings (loss) from discontinued operations	—	(1)	(3)
Other comprehensive earnings (loss)	(11)	(17)	(25)
Comprehensive earnings (loss)	8,980	1,395	807
Less comprehensive earnings (loss) attributable to the noncontrolling interests	211	(2)	(4)
Comprehensive earnings (loss) attributable to Liberty stockholders	$8,769	1,397	811
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty common stock	8,769	1,397	584
Liberty Starz common stock	NA	NA	227
	$8,769	1,397	811

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	amounts in millions
	(see note 6)
Cash flows from operating activities:
Net earnings (loss)	$8,991	1,412	832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(252)	(239)
Depreciation and amortization	315	42	53
Stock-based compensation	193	46	25
Cash payments for stock-based compensation	(2)	(19)	(14)
Excess tax benefit from stock-based compensation	(6)	(142)	(9)
Noncash interest expense	(62)	(2)	2
Share of (earnings) loss of affiliates, net	32	(1,346)	(87)
Realized and unrealized (gains) losses on financial instruments, net	(295)	(230)	(70)
Losses (gains) on transactions, net	(7,978)	(22)	(1)
Losses (gains) on early extinguishment of debt	21	—	—
Deferred income tax expense (benefit)	(172)	465	42
Other noncash charges (credits), net	90	(32)	(607)
Changes in operating assets and liabilities
Current and other assets	187	18	(52)
Payables and other liabilities	(78)	33	47
Net cash provided (used) by operating activities	1,236	(29)	(78)
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	(117)	—	—
Cash proceeds from dispositions	80	766	17
Proceeds (payments) from settlement of financial instruments, net	(59)	(9)	—
Investments in and loans to cost and equity investees	(2,585)	(1,716)	(350)
Repayment of loans by cost and equity investees	81	110	217
Return of investment in equity method affiliate	—	165	—
Capital expended for property and equipment	(207)	(16)	(7)
Purchases of short term investments and other martketable securities	(178)	(393)	(732)
Sales of short term investments and other marketable securities	229	625	1,009
Net (increase) decrease in restricted cash	—	700	(157)
Reattribution of cash to Liberty Interactive	—	—	(264)
Other investing activities, net	(8)	(8)	(3)
Net cash provided (used) by investing activities	(2,764)	224	(270)
Cash flows from financing activities:
Borrowings of debt	5,923	—	—
Repayments of debt	(2,779)	(750)	—
Repurchases of Liberty common stock	(140)	(323)	(465)
Cash included in exchange transaction	(429)	—	—
Shares issued by subsidiary	21	—	—
Shares repurchased by subsidiary	(1,602)	—	—
Proceeds (payments) from issuances and settlements of financial instruments, net	(299)	(54)	4
Issuance of warrants	170	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(51)	(181)	(9)
Excess tax benefit from stock-based compensation	6	142	9
Other financing activities, net	(7)	4	6
Net cash provided (used) by financing activities	813	(1,162)	(455)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	265	354
Cash provided (used) by investing activities	—	(10)	(4)
Cash provided (used) by financing activities	550	(5)	433
Change in available cash held by discontinued operations	650	350	(783)
Net cash provided (used) by discontinued operations	1,200	600	—

Net increase (decrease) in cash and cash equivalents	485	(367)	(803)
Cash and cash equivalents at beginning of period	603	970	1,773
Cash and cash equivalents at end of period	$1,088	603	970

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity
Years ended December 31, 2013, 2012 and 2011

	Stockholders' equity
		Liberty			Liberty Starz

	Preferred Stock	Series A	Series B	Series C	Series A	Series B	Additional Paid-in Capital	Parent's Investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2011	$—	$—	$—	$—	$—	$—	$—	$4,117	$54	$829	$—	$5,000
Net earnings	—	—	—	—	—	—	—	—	—	836	(4)	832
Other comprehensive earnings	—	—	—	—	—	—	—	—	(25)	—	—	(25)
Stock compensation	—	—	—	—	—	—	7	16	—	—	—	23
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	(9)	—	—	—	—	(9)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	9	—	—	—	—	9
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1	6	—	—	—	7
Series A Liberty stock repurchases	—	—	—	—	—	—	(152)	(213)	—	—	—	(365)
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	(100)	—	—	—	—	(100)
Impact of reattribution with Liberty Interactive	—	—	—	—	—	—	—	45	—	—	—	45
Transfer of tax attributes to Liberty Interactive	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Change in capitalization in connection with Split-Off	—	1	—	—	—	—	3,808	(3,809)	—	—	—	—
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	—	(100)	—	—	(6)	(106)
Other	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Balance at December 31, 2011	—	1	—	—	—	—	3,564	—	29	1,665	(10)	5,249
Net earnings	—	—	—	—	—	—	—	—	—	1,414	(2)	1,412
Other comprehensive loss	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Stock compensation	—	—	—	—	—	—	68	—	—	—	—	68
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	(181)	—	—	—	—	(181)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	146	—	—	—	—	146
Stock issued upon exercise of stock options	—	—	—	—	—	—	7	—	—	—	—	7
Series A Liberty stock repurchases	—	—	—	—	—	—	(323)	—	—	—	—	(323)
Non-cash benefit from reversal of contingent liability (note 18)	—	—	—	—	—	—	72	—	—	—	—	72
Other	—	—	—	—	—	—	(5)	—	—	—	4	(1)
Balance at December 31, 2012	—	1	—	—	—	—	3,348	—	12	3,079	(8)	6,432
Net earnings	—	—	—	—	—	—	—	—	—	8,780	211	8,991

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity (continued)
Years ended December 31, 2013, 2012 and 2011

	Stockholders' equity
		Liberty			Liberty Starz

	Preferred Stock	Series A	Series B	Series C	Series A	Series B	Additional Paid-in Capital	Parent's Investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Other comprehensive loss	—	—	—	—	—	—	—	—	(11)	—	—	(11)
Stock compensation	—	—	—	—	—	—	140	—	—	—	63	203
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	(51)	—	—	—	—	(51)
Series A Liberty stock repurchases	—	—	—	—	—	—	(140)	—	—	—	—	(140)
Shares repurchased by subsidiary	—	—	—	—	—	—	(160)	—	—	—	(1,442)	(1,602)
Shares issued by subsidiary	—	—	—	—	—	—	(61)	—	—	—	127	66
Shares acquired in disposition of subsidiary	—	—	—	—	—	—	(937)	—	—	—	—	(937)
Issuance of warrants	—	—	—	—	—	—	170	—	—	—	—	170
Non-controlling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	10,841	10,841
Distribution to stockholders for spin-off of Starz	—	—	—	—	—	—	(92)	—	3	—	9	(80)
Balance at December 31, 2013	—	1	—	—	—	—	2,217	—	4	11,859	9,801	23,882

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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
In September 2011, Liberty Interactive completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was effected by means of a redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the businesses, assets and liabilities attributed to the Capital and Starz tracking stock groups of Liberty Interactive in accordance with the terms of a Reorganization Agreement (described below). Immediately following the Split-Off Liberty utilized a tracking stock capital structure similar to that used by Liberty Interactive prior to the Split-Off, with two tracking stock groups: one tracking the businesses, assets and liabilities previously attributed to Liberty Interactive's Capital Group ("Capital Group") and the other tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Starz Group ("Starz Group"). As further discussed in note 2, Liberty eliminated its tracking stock structure in November 2011 through the conversion of Liberty Starz common stock into Liberty Capital common stock.
In January 2013, the entity then known as Liberty Media Corporation (now named Starz) spun-off (the “Spin-Off”) its then-former wholly owned subsidiary, now known as Liberty Media Corporation, which, at the time of the Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Spin-Off, Liberty is being treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC is presented as discontinued operations for all periods prior to the completion of the Spin-Off. Therefore, for purposes of these consolidated financial statements, Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.
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
The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive and Starz following the Split-Off and Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive and Starz with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive and Starz reimburse Liberty for direct,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Prior to the Split-Off, these costs were allocated between the tracking stock groups and these amounts have not been significantly different following the completion of the Split-Off. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Liberty Interactive and Starz at Liberty's corporate headquarters. Under these various agreements approximately $16 million and $10 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2013 and 2012. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index. The Lease Agreement expires on December 31, 2023 and contains an extension option.
The Tax Sharing Agreements provide for the allocation and indemnification of tax liabilities and benefits between Liberty and each of Liberty Interactive and Starz as well as other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreements, Liberty has agreed to indemnify Liberty Interactive and Starz, subject to certain limited exceptions, for losses and taxes resulting from the Split-Off and the Spin-Off, respectively, except to the extent such losses or taxes (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Interactive (applicable to actions or failures to act by Liberty and its subsidiaries following the completion of the Split-Off) or Starz, (ii) result from the Liberty Capital common stock or the Liberty Starz common stock not being treated as stock of Liberty, or being treated as Section 306 stock within the meaning of Section 306(c) of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes, (iii) result from the Liberty Interactive common stock, the Liberty Capital common stock, or the Liberty Starz common stock not being treated as stock of Liberty Interactive, or being treated as Section 306 stock within the meaning of Section 306(c) of the Code, for U.S. federal income tax purposes, (iv) result from Section 355(e) of the Code applying to the Split-Off or the Spin-Off as a result of the Split-Off of Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty, or (v) result from deferred intercompany items or excess loss accounts that are triggered by the Split-Off, and that would otherwise be allocated to Liberty. In addition, Liberty will be required to indemnify Liberty Interactive for any losses or taxes resulting from the failure of the LEI split-off (a previously completed split-off by Liberty Interactive) and related restructuring transactions to be a tax-free transaction described under Sections 355 and 368(a)(1)(D) (including any such losses or taxes arising as a result of the completion of the Split-Off), except to the extent that such losses or taxes result primarily from, individually or in the aggregate, a breach of certain restrictive covenants made by Liberty Interactive (applicable to actions or failures to act by Liberty Interactive and its subsidiaries following the completion of the Split-Off). With respect to the Split-Off, the IRS has examined the transaction, and during 2012, the IRS and Liberty Interactive entered into a Closing Agreement which provides that the Split-Off qualified for tax-free treatment to Liberty Interactive and Starz. In February 2014, the IRS and Starz entered into a Closing Agreement which provides that the Spin-Off qualified for tax-free treatment to Starz and Liberty.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America. Our significant subsidiaries include Sirius XM Holdings Inc., the Atlanta National League Baseball Club, Inc. (the "Atlanta Braves" or "ANLBC") and TruePosition, Inc. ("TruePosition"). Our significant investments accounted for under the equity method include Charter Communications, Inc. ("Charter") and Live Nation Entertainment, Inc. ("Live Nation").

(2)   Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Immediately following the Split-Off, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the businesses and assets attributed to the Starz Group and Capital Group, respectively. On November 28, 2011, Liberty completed the conversion of each outstanding share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares (the "Conversion"). As a result of the Conversion there are no outstanding shares of Liberty Starz tracking stock as of the Conversion date. The Liberty Capital common stock previously traded under the LCAPA and LCAPB ticker symbols; at the date of the Conversion the ticker symbols changed to LMCA and LMCB.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
Prior to the Split-Off, during the time that Liberty Interactive had separate tracking stocks outstanding, certain changes in attribution were made between the respective tracking stock groups which impacted the attributed results of the tracking stock groups in those historical periods and the consolidated results of Liberty. On February 9, 2011, Liberty Interactive's board approved a change in attribution of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable (approximately 22 million shares of Time Warner, Inc., 5 million shares of Time Warner Cable Inc. and 2 million shares of AOL, Inc. with an aggregate carrying value of $1,215 million at the time of the reattribution) and cash of $264 million from its Capital Group to its Interactive Group (the "TWX Reattribution").
As discussed in note 1, the Liberty Interactive tracking stock businesses and assets remained with Liberty Interactive Corporation in the Split-Off. Liberty has reflected the historical reattributions between the tracking stock groups prospectively for the results attributed to the tracking stock groups in prior periods. In each case, the assets and liabilities were reattributed at their book values rather than the estimated fair values of those assets and liabilities that were considered by our board of directors, among other factors, in approving the applicable reattribution. As a result, on a book value basis, a change in attribution is reflected as a transfer of net assets between the tracking stocks. The principal reasons for the difference between fair value and book value are (i) the deferred tax liabilities under GAAP are required to be carried at the gross undiscounted basis difference multiplied by the company's effective tax rate whereas on a fair value basis, these future tax liabilities are not expected to be incurred for many years and therefore their present discounted value is substantially less, and (ii) certain of the senior exchangeable debentures are expected to continue to generate interest deductions for tax purposes in excess of the annual cash coupon over their remaining life, the present value of which is not reflected in the book values of the reattributed assets and liabilities.

(3)    Summary of Significant Accounting Policies

Cash and Cash Equivalents
 Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables
 Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $4 million and $1 million at December 31, 2013 and 2012, respectively. Activity in the year ended December 31, 2013 included an increase of $4 million of bad debt charged to expense and $1 million of write-offs. The amounts charged to bad debt expense and write-offs in 2012 and 2011 were less than a million each year.

Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Under other relevant GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $1,253 million and $1,079 million as of December 31, 2013 and 2012, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the other, net line item.
The Company continually reviews its equity investments and its AFS securities which are not Fair Value Securities to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for AFS securities which are not Fair Value Option Securities are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

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

The fair value of certain of the Company's derivative instruments are estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Considerable management judgment was required in estimating the Black-Scholes variables.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Property and Equipment
Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2013	December 31, 2012
		amounts in millions
Land	NA	$59	13
Buildings and improvements	10 - 40 years	157	149
Support equipment	3 - 20 years	257	167
Satellite system	2 - 15 years	1,573	—
Construction in progress	NA	103	—
Total property and equipment		$2,149	329

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $200 million, $23 million and $24 million, respectively. During the year ended December 31, 2013, SIRIUS XM capitalized expenditures, including interest, of approximately $87 million related to the construction of one of its satellites, which was launched and placed into operation in the fourth quarter of 2013.

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
The Company performs at least annually an impairment analysis of goodwill and other intangibles. The Company adopted current accounting guidance, in prior years, relating to the annual assessments of recoverability of goodwill and other intangibles and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. The accounting guidance adopted was issued to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there was any negative macroenomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes.
If a step one test would have been necessary based on the qualitative factors the Company would compare the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

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
December 31, 2013, 2012 and 2011

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

Noncontrolling Interests
The Company reports noncontrolling interests of subsidiaries within equity in the balance sheet and the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statement of operations. Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity.

Revenue Recognition
Revenue is recognized as follows:

•
Revenue from SIRIUS XM subscribers is recognized as it is realized or realizable and earned. Subscription fees are recognized as services are provided. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation. A portion of subscription revenue earned from subscribers is shared with certain automakers. Such shared revenue is recorded as an expense and not as a reduction to revenue.

•
SIRIUS XM recognizes revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for advertising inventory and are reported as a reduction of advertising revenue. Advertising revenue is recorded gross of revenue share payments made to certain third parties, which are recorded to Revenue share and royalties during the period in which the advertising is broadcast.

•
Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of subscriber services.

•
Certain revenue arrangements contain multiple products, services and right to use assets, such as SIRIUS XM's bundled subscription plans. The applicable accounting guidance requires that such multiple deliverable revenue arrangements be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling price, which is determined using vendor specific objective evidence of the selling price of self-pay customers.

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

•
Revenue for ticket sales, local radio and television rights, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Concession revenue is recognized as commissions are earned from the sale of food and beverage at the stadium in accordance with agreements with the Company's concessions vendors. Major League Baseball (MLB) revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB clubs through the MLB Central Fund and MLB Properties and revenue sharing income or expense.

Accounting guidance was issued to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality and amended outstanding guidance (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. Adoption, at the election of the Company, was either on a prospective basis or by retrospective application.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
Cost of Subscriber Services
Revenue Share
SIRIUS XM shares a portion of its subscription revenues earned from subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue.

Programming Costs
Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or period are amortized over the season or period on a straight-line basis. SIRIUS XM allocates a portion of certain programming costs which are related to sponsorship and marketing activities to Selling, general and administrative expense on a straight-line basis over the term of the agreement.

Subscriber Acquisition Costs
Subscriber acquisition costs consist of costs incurred to acquire new subscribers and include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to SIRIUS XM service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to automakers as incentives to purchase, install and activate radios; product warranty obligations; freight; and provisions for inventory allowance. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in Subscriber acquisition costs because SIRIUS XM is responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as subscriber acquisition costs when the automaker confirms receipt.

SIRIUS XM records product warranty obligations in accordance with ASC 460, Guarantees , which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. SIRIUS XM warrants that certain products sold through retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. The product warranty period is 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. A liability is recorded for costs expected to be incurred under warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold, historical experience, anticipated rates of claims and costs per claim. SIRIUS XM periodically assesses the adequacy of its warranty liability based on changes in these factors.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Advertising Costs
Advertising expense aggregated $181 million, $4 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising costs are primarily attributable to costs incurred by SIRIUS XM. Media-related advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred. These costs are reflected in the Selling, general and administrative expenses line in our consolidated statements of operations.

Stock-Based Compensation
As more fully described in note 15, Liberty has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights ("SARs") to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM as discussed in note 15 (amounts in millions):

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Cost of subscriber services:
Programming and content	$15	—	—
Customer service and billing	4	—	—
Other	7	—	—
Other operating expense	14	—	—
Selling, general and administrative	153	46	25
	$193	46	25

Income Taxes
The Company was included in the consolidated tax return of Liberty Interactive through the date of the Split-Off. Following the Split-Off the Company files its own consolidated tax return. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Earnings attributable to Liberty Stockholders Per Common Share
Net earnings attributable to Liberty stockholders are comprised of the following:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Earnings (loss) from continuing operations	$8,780	1,160	594
Earnings (loss) from discontinued operations	$—	254	242
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares that were outstanding for the period at the Company. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Liberty Common Stock
The basic and diluted EPS calculation is based on the following weighted average shares outstanding (WASO) of Liberty's common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Capital common stock after the Split-Off. Excluded from diluted EPS for the year ended December 31, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Years ended December 31,
	2013	2012	2011
	number of shares in millions
Basic WASO	118	120	85
Stock options	2	4	3
Diluted WASO	120	124	88
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following WASO of Liberty Starz common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Starz common stock immediately after the Split-Off. As discussed in note 2, on November 28, 2011 the Company converted each share of Liberty Starz for 0.88129 of a share of the corresponding series of Liberty Capital common stock (plus cash in lieu of fractional shares) to eliminate the tracking stock structure. Therefore, as of December 31, 2011, there were zero shares of Liberty Starz Common stock outstanding and the Basic and Diluted EPS calculations are through the Conversion date.

	Years ended December 31,
	2013	2012	2011
	number of shares in millions
Basic WASO	NA	NA	51
Stock options	NA	NA	2
Diluted WASO	NA	NA	53

Reclasses and adjustments
Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recurring and nonrecurring fair value measurements, (ii) accounting for income taxes and (iii) assessments of other-than-temporary declines in fair value of its investments to be its most significant estimates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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

(4)   Sirius XM Radio, Inc. Transactions
On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50 million shares of SIRIUS XM as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these two transactions Liberty holds more than 50% of the capital stock of SIRIUS XM and is entitled to vote on any matter, including the election of directors. Following the transactions, Liberty designated and SIRIUS XM's board of directors appointed certain directors to SIRIUS XM's board of directors and Liberty effectively controls the board as of January 18, 2013. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain of approximately $7.5 billion in the first quarter of 2013 associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain on the transaction was excluded from taxable income. Additionally, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction. The fair value of our ownership interest previously held ($10,215 million) and the fair value of the initial noncontrolling interest ($10,286 million) was determined based on the trading price (level 1) of SIRIUS XM on the last trading day prior to the acquisition of the controlling interest. Additionally, the noncontrolling interest includes the fair value of SIRIUS XM's fully vested options (level 2), the fair value of warrants outstanding (level 2) and the intrinsic value of a beneficial conversion feature accounted for in purchase accounting. Following the transaction date SIRIUS XM is a consolidated subsidiary with just less than a 50% noncontrolling interest accounted for in equity and the consolidated statements of operations. Effective November 15, 2013, SIRIUS XM completed a corporate reorganization whereby SIRIUS XM Holdings Inc. replaced Sirius XM Radio Inc. as its publicly held corporation, and Sirius XM Radio Inc. became a wholly-owned subsidiary of SIRIUS XM Holdings Inc and has no operations independent of its subsidiary SIRIUS XM Radio Inc.
The final purchase price allocation for SIRIUS XM is as follows (amounts in millions):

Fair value of SIRIUS XM equity interests	$10,372
Fair value of SIRIUS XM debt securities	253
Noncontrolling interest	10,841
$21,466

Cash and cash equivalents	$569
Receivables	210
Property, plant and equipment	1,714
Goodwill	13,775
FCC Licenses	8,600
Tradenames	930
Intangible assets subject to amortization	930
Other assets	480
Debt	(2,490)
Deferred revenue	(1,565)
Deferred income tax liabilities, net	(685)
Other liabilities assumed	(1,002)
$21,466

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships. SIRIUS XM applied purchase accounting for the acquisition of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

XM Satellite Radio Holdings Inc. in 2008 and has entered into many of its operating agreements at market rates in recent years, therefore, the carrying value of the identifiable assets were reflected at amounts near their fair value in SIRIUS XM's financial statements. Accordingly, a large percentage of Liberty's purchase price was allocated to FCC licenses and goodwill. During the year ended December 31, 2013, Liberty adjusted the initial purchase price allocation for SIRIUS XM by recording a decrease to the initial deferred tax liability and an offsetting decrease to goodwill of $227 million. The adjustment was due to the identification of tax attributes not included in SIRIUS XM's deferred tax assets from excess stock-based compensation deductions. Additionally, during the year ended December 31, 2013, Liberty adjusted the carrying value of certain contract fair values that resulted in a change to the initial purchase price allocation to SIRIUS XM goodwill of $18 million. This change resulted in a change to the recognition of the contract value through the statements of operations in prior periods and has been reflected retroactively in the appropriate periods. These adjustments are reflected in Liberty's final SIRIUS XM purchase price allocation table above.
The Pro Forma summarized combined unaudited balance sheets and statements of operation of Liberty using the historical financial statements for SIRIUS XM, giving effect to any purchase accounting related adjustments made at the time of acquisition and excluding the impact of the gain, as if the transactions discussed above occurred for the Balance Sheet data as of such dates and for the Statement of Operations data as if they had occurred on January 1, 2011, are as follows:
Summary Balance Sheet Data:

December 31, 2012
Amounts in millions (unaudited)
Current assets	$3,102
Investments in available-for-sale securities	$1,147
Investments in equity method affiliates	$851
Property, plant and equipment, net	$1,871
Intangible assets not subject to amortization	$23,868
Intangible assets subject to amortization, net	$1,038
Other assets	$805
Total assets	$32,682
Long-term debt	$2,486
Deferred tax liabilities, net	$1,720
Other liabilities	$3,656
Noncontrolling interests in equity of subsidiaries	$10,833
Stockholders' equity	$13,987

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Summary Operations Data:

	Years ended December 31,
	2012	2011
	amounts in millions (unaudited)
Revenue	$3,730	$4,416
Operating income (loss)	686	1,087
Interest expense	(162)	(215)
Share of earnings (loss) of affiliates	(21)	(7)
Less earnings (loss) attributable to the noncontrolling interests	1,736	210
Net Earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty common stock	$2,052	788
Liberty Starz common stock	NA	(39)

Pro Forma basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Liberty common stock	$17.10	9.27
Liberty Starz common stock	NA	(0.76)

Pro Forma diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Liberty common stock	$16.55	8.95
Liberty Starz common stock	NA	(0.76)

This Pro Forma information is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been as if these transactions happened previously and Liberty controlled or discontinued owning these entities during the periods presented.

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM in which SIRIUS XM will acquire 136,600,826 SIRIUS XM shares for $500 million, in three separate tranches between the fourth quarter of 2013 and second quarter of 2014, at a price of $3.6603 per share (which was based on a 1.5% discount to the average of the daily volume weighted average price (VWAP) per share of SIRIUS XM common stock over a period of ten days beginning on the third trading day following the date of the public release of SIRIUS XM's third quarter 2013 earnings subject to a cap on the average VWAP of $4.18 and a floor on the average VWAP of $3.64). The repurchase of shares will approximate 2% of the outstanding shares of SIRIUS XM on an as adjusted basis as the shares will be retired at the SIRIUS XM level. The first tranche of shares in the amount of 43,712,265 was repurchased on November 14, 2013. The retirement of SIRIUS XM shares on a consolidated basis will not significantly impact the consolidated results except for an adjustment to noncontrolling interest as the shares are repurchased and retired. Liberty expects to continue holding a majority of the SIRIUS XM common stock after the completion of the share repurchases.
On January 3, 2014, Liberty made a proposal ("the Proposal") to SIRIUS XM that outlines the terms by which SIRIUS XM public shareholders would become shareholders of Liberty in a tax-free transaction in which each share of SIRIUS XM common stock would be converted into 0.0760 of a new share of Liberty Series C common stock, and, immediately prior to such conversion, Liberty intends to distribute, on a 2:1 basis, shares of Liberty's Series C common stock to all holders of record of Liberty's Series A and B common stock to create a liquid trading market for Liberty's Series C common stock. (The foregoing exchange ratio would be equivalent to a 0.0253 exchange ratio prior to the distribution of the Liberty Series C common stock dividend.) Upon the completion of the proposed transaction, Liberty expects that SIRIUS XM's public shareholders would own approximately 39% of Liberty's then-outstanding common stock. SIRIUS XM's Board of Directors has formed a special committee of independent directors to consider Liberty’s proposal. The transaction is subject to the approval of both the special committee and a majority of the public stockholders of SIRIUS XM, other than Liberty. Approval by the existing Liberty shareholders of the issuance of the Series C common shares in the proposed transaction is also required under applicable Nasdaq Stock Market requirements.
In connection with the Proposal made to SIRIUS XM, Liberty and SIRIUS XM agreed on January 23, 2014 to defer the second tranche of SIRIUS XM’s repurchase of $240 million of its shares of common stock from Liberty pursuant to the share repurchase agreement from January 27, 2014 to April 25, 2014 (the final repurchase date pursuant to the share repurchase agreement). As a

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

result of this deferral, SIRIUS XM would repurchase $340 million of its shares of common stock from Liberty on the final repurchase date.
On November 4, 2013, SIRIUS XM announced the completion of the acquisition of Agero, Inc. ("Agero"), pursuant to a stock purchase agreement in which SIRIUS XM agreed to acquire the connected vehicle business of Agero for an aggregate purchase price of approximately $525 million, net of cash acquired. Agero's connected vehicle business is a leader in implementing the next generation of connected vehicle services. The business offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services and remote vehicle diagnostics. The excess purchase price over identifiable net tangible assets of $389 million has been recorded to Goodwill in our consolidated balance sheets as of December 31, 2013. A total of $247 million was allocated to identifiable intangible assets subject to amortization related to the assessed fair value of the acquired OEM relationships and proprietary software and is being amortized over the estimated weighted average useful lives of 15 and 10 years, respectively. Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

(5)	Discontinued Operations

As discussed in note 1, the Spin-Off was completed on January 11, 2013. At the time of the Spin-Off, Liberty owned all of its assets, businesses and liabilities except for Starz. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution. Additionally, due to the short period between the end of the year and the distribution date Liberty did not record any results for Starz in discontinued operations for the statement of operations due to the insignificance of such amounts for that period except for the distribution of approximately $1.2 billion of cash from Starz prior to the distribution reflected in the consolidated statements of cash flows.

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

The consolidated financial statements and accompanying notes of Liberty have been prepared to reflect Starz as discontinued operations. Accordingly, the relevant financial statement balances and activities of the businesses, assets and liabilities owned by Starz at the time of Spin-Off (for periods prior to the Spin-Off) have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.

Certain combined financial information for Starz, which is included in earnings (loss) from discontinued operations, is as follows:

	Years ended December 31,
	2012	2011
	amounts in millions
Revenue	$1,631	1,615
Earnings (loss) before income taxes	$383	407

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

A summary of certain asset and liability amounts for Starz included in assets or liabilities of discontinued
operations, is as follows:

December 31, 2012
amounts in millions
Assets
Cash and cash equivalents	$750
Trade and other receivables, net	$261
Program rights, including current portion	$679

Liabilities
Accrued liabilities	$245
Debt, including current portion	$540
Earnings per share impact of discontinued operations
The earnings per share from discontinued operations, discussed above, is as follows:

	Years ended December 31,
	2012	2011
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty common stock	$2.12	(0.31)
Series A and Series B Liberty Starz common stock	NA	5.25
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 3):
Series A and Series B Liberty common stock	$2.05	(0.31)
Series A and Series B Liberty Starz common stock	NA	5.06

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(6) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$2,586	—	—
Intangibles not subject to amortization	23,694	—	—
Intangibles subject to amortization	1,177	—	—
Net liabilities assumed	(5,367)	—	—
Deferred tax liabilities	(760)	—	—
Fair value of previously held ownership interest	(10,372)	—	—
Noncontrolling interest	(10,841)	—	—
Cash paid for acquisitions, net of cash acquired	$117	—	—

Cash paid for exchange transaction:
Fair value of Liberty Series A common stock received	$937	—	—
Carrying value of business deconsolidated	(19)	—	—
Cash held by business deconsolidated	12	—	—
Gain on transaction	(496)	—	—
Tax impact of transaction	(5)	—	—
Net cash paid for exchange transaction	$429	—	—

Cash paid for interest	$144	3	8

Cash paid (received) for income taxes	$(75)	129	193

(7)   Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.
Liberty's assets and liabilities measured at fair value are as follows:

	December 31, 2013			December 31, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in millions
Cash equivalents	$859	859	—	561	561	—
Available-for-sale securities	$1,293	978	315	1,361	978	383
Financial instrument assets	$397	—	397	—	—	—
Debt	$1,002	—	1,002	—	—	—
The majority of Liberty's Level 2 financial instruments are investments in debt related instruments and derivative instruments. The Company notes that these assets are not always traded publicly or not considered to be traded on "active markets," as defined

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. The fair value of debt related instruments in the prior year was based on quoted market prices but not considered to be traded on "active markets," as defined by GAAP. Accordingly, those Available-for-sale securities, financial instruments and debt related instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2013	2012	2011

Fair Value Option Securities	$306	310	254
Debt instruments	(17)	—	(85)
Other	6	(80)	(99)
	$295	230	70

(8)   Investments in Available-for-Sale Securities and Other Cost Investments
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	December 31, 2013	December 31, 2012
	amounts in millions
Fair Value Option Securities
Time Warner Inc.(a)	$297	211
Time Warner Cable Inc. (a)	320	230
Viacom, Inc. (a)	317	192
CenturyLink, Inc.	—	70
Barnes & Noble, Inc.	255	262
Other equity securities	37	58
Other debt securities	27	56
Total Fair Value Option Securities	1,253	1,079
AFS and cost investments
SIRIUS XM debt securities (b)	—	249
Live Nation debt securities	24	25
Other AFS and cost investments	47	39
Total AFS and cost investments	71	313
	$1,324	1,392
___________________________

(a)	See note 11 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of December 31, 2013.

(b)
On January 18, 2013, as discussed in note 4, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. Therefore, the related SIRIUS XM debt securities are considered effectively settled upon consolidation.

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2013		December 31, 2012
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$6	1	2	37
Gross unrealized holding losses	$—	—	—	—

Liberty reclassified approximately 40 million of pre-tax previously unrealized gains in the consolidated statement of operations in gains (losses) on transactions, net during the year ended December 31, 2013 due to the application of purchase accounting and the effective settlement of SIRIUS XM debt securities previously accounted for as available-for-sale securities through other comprehensive earnings (loss). Additionally, Liberty had no securities in a loss position greater than a year.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(9)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership and market value (level 1) of the more significant investments in affiliates at December 31, 2013, and the carrying amount at December 31, 2012:

	December 31, 2013			December 31, 2012
	Percentage ownership	Market Value	Carrying amount	Carrying amount
		dollar amounts in millions
Charter Communications, Inc. (a)(e)	25%	$3,673	2,395	NA
SIRIUS XM (b)	NA	NA	NA	2,766
Live Nation (d)(e)	26%	1,029	409	406
SIRIUS XM Canada (b)	38%	432	273	NA
Other	various	NA	222	169
			$3,299	3,341
The following table presents the Company's share of earnings (losses) of affiliates:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Charter Communications, Inc. (a)	$(83)	NA	NA
SIRIUS XM (b)(c)	8	1,367	94
Live Nation (d)	(18)	(45)	(22)
SIRIUS XM Canada (b)	7	NA	NA
Other	54	24	15
	$(32)	1,346	87
___________________________

(a)
As discussed below, Liberty acquired its interest in Charter Communications, Inc. during May 2013 for approximately $2.6 billion. Our share of losses related to Charter in 2013 included $51 million of losses due to the amortization of the excess basis of our investment.

(b)
On January 18, 2013, as discussed in note 4, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. SIRIUS XM has an investment in SIRIUS XM Canada that was recorded at fair value in purchase accounting. See discussion below of SIRIUS XM Canada.

(c)
SIRIUS XM recognized a $3.0 billion tax benefit during the year ended December 31, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for its recorded deferred tax assets. The Company recognized its portion of this benefit ($1,229 million) based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM.

(d)
During the first quarter of 2013, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $19 million. During the year ended December 31, 2012 the Company acquired approximately 11 million shares of Live Nation for $107 million.

(e)	See note 11 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of December 31, 2013.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

SIRIUS XM Canada

In the acquisition of SIRIUS XM, Liberty acquired an interest in SIRIUS XM Canada which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a 15% royalty for all subscriber fees earned by SIRIUS XM Canada each month for its basic service and an activation fee for each gross activation of a SIRIUS XM Canada subscriber on the satellite radio system. SIRIUS XM Canada is obligated to pay SIRIUS XM a total of $70 million for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from SIRIUS XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides chip sets as well other services and SIRIUS XM Canada reimburses SIRIUS XM for such costs. At December 31, 2013, SIRIUS XM has approximately $10 million and $21 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $49 million in revenue for the year ended December 31, 2013, associated with these various agreements in the other revenue line in the consolidated statements of operations.

Charter Communications, Inc.

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter Communications, Inc. ("Charter") for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50. Liberty accounts for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty's available for sale securities. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion. The excess basis was primarily allocated to franchise fees, customer relationships, debt and goodwill based on a valuation of Charter's assets and liabilities.

(10)    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM	Other	Total
Balance at January 1, 2011	NA	200	200
Other	NA	—	—
Balance at December 31, 2012	NA	200	200
Acquisitions (a)	14,165	—	14,165
Balance at December 31, 2013	$14,165	200	14,365

(a)
The increase to SIRIUS XM goodwill was the result of the acquisition of a controlling interest in SIRIUS XM in January 2013 and SIRIUS XM's acquisition of Agero in November 2013, see note 4 for further discussion.

Other intangible assets not subject to amortization, not separately disclosed, are SIRIUS XM FCC licenses and tradenames ($8.6 billion and $930 million million, respectively) at December 31, 2013 and franchise rights owned by ANLBC ($143 million)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

as of December 31, 2013 and 2012. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. The increase in Other intangible assets not subject to amortization from December 31, 2012 was due to the acquisition of SIRIUS XM in January 2013 as discussed in note 4. SIRIUS XM's FCC licenses are currently scheduled to expire in 2014, 2017 and 2018. Prior to expiration, SIRIUS XM is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes SIRIUS XM to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	December 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Customer relationships	$838	(65)	773	51	(23)	28
Licensing agreements	316	(22)	294	—	—	—
Other	433	(300)	133	515	(435)	80
Total	$1,587	(387)	1,200	566	(458)	108
Customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $115 million, $19 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively. Based on its amortizable intangible assets as of December 31, 2013, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2014	$144
2015	$139
2016	$112
2017	$94
2018	$91

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(11) Debt
Debt is summarized as follows:

	Outstanding Principal December 31, 2013	Carrying value
		December 31, 2013	December 31, 2012
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	1,002	—
Margin loans	920	920	—
Subsidiary notes and loans:
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	491	520	—
SIRIUS XM 5.875% Senior Notes due 2020	650	643	—
SIRIUS XM 5.75% Senior Notes due 2021	600	594	—
SIRIUS XM 5.25% Senior Notes due 2022	400	407	—
SIRIUS XM 4.25% Senior Notes due 2020	500	494	—
SIRIUS XM 4.625% Senior Notes due 2023	500	495	—
SIRIUS XM Credit Facility	460	460	—
Other subsidiary debt	20	20	—
Total debt	$5,541	5,555	—
Less debt classified as current		(777)	—
Total long-term debt		$4,778	—

Liberty 1.375% Cash Convertible Notes due 2023
On October 17, 2013 Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes"). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. The initial conversion rate for the Convertible Notes is 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. As of December 31, 2013, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the number of shares of Liberty Series A common stock that will initially underlie the Convertible Notes. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which initially corresponds to the conversion price of the Convertible Notes. Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

paid approximately $299 million for the Bond Hedge Transaction. The bond hedge expires on October 15, 2023 and is included in other long-term assets as of December 31, 2013 in the accompanying consolidated balance sheet, with changes in the fair value recorded in the Unrealized gains (losses) on financial instruments, net line item of the statements of operations.

Concurrently with the Bond Hedge Transaction and Convertible Notes, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments. The warrant transactions may have a dilutive effect with respect to the Liberty Series A common stock to the extent that the price of the Liberty Series A common stock exceeds the strike price of the warrant transactions and warrant transactions are settled with shares of Liberty Series A common stock. The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. The strike price of the warrants will initially be $255.64 per share of Liberty Series A common stock. Liberty received approximately $170 million in proceeds for the sale of warrants. The issuance of the warrants were recorded as a component of Additional paid-in capital.

The net proceeds from these transactions of $871 million will be used for general corporate purposes and approximately $200 million was used to pay down a portion of the revolving credit facility under the margin loans.

Margin Loans
During the year ended December 31, 2013, in connection with Liberty's acquisition of Charter common stock and warrants, as discussed in note 9, Liberty, through certain of its wholly-owned subsidiaries, entered into three different margin loans with various financial institutions (“lender parties”) in order to fund the purchase. Each agreement contains language that indicates that Liberty, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The margin loans consist of the following:

$1 Billion Margin Loan due 2014
On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement are due October 31, 2014 and bear interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement. The initial interest rate on the loan is LIBOR plus 2%. Interest on the term loan is payable on the first business day of each calendar quarter, and interest is payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. During June 2013, Liberty Siri MarginCo, LLC repaid $250 million outstanding under the revolving credit facility. During October 2013, Liberty Siri MarginCo, LLC repaid an additional $200 million outstanding under the revolving credit facility. Therefore, as of December 31, 2013, availability under the revolving line of credit was $750 million. Additionally, up to $1 billion in loans may be extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.

$670 Million Margin Loan due 2015
At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015") whereby LMC Cheetah 2, LLC borrowed $370 million. Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan due May 1, 2015 bears interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. As of December 31, 2013, Liberty has fully drawn the $670 Million Margin Loan due 2015 (see below).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

$300 Million Margin Loan due 2014
At closing on May 1, 2013, LMC Cheetah 3, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby LMC Cheetah 3, LLC borrowed $300 million pursuant to a term loan due June 1, 2014. Shares of Charter common stock were pledged as collateral pursuant to this agreement. Outstanding borrowings pursuant to this agreement bear interest equal to the three-month LIBOR plus 5.00%, payable on the first day of each September, December, March and June throughout the term of the loan. During June 2013, Liberty repaid in full the principal and accrued interest on amounts drawn pursuant to this agreement and borrowed an additional $300 million pursuant to the $670 Million Margin Loan due 2015, discussed above.

As of December 31, 2013, the value of shares pledged as collateral pursuant to all three margin loan agreements is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	December 31, 2013	December 31, 2013
	amounts in millions
SIRIUS XM	719.9	$2,513
Charter	20.3	$2,772
Live Nation	8.1	$159
Time Warner, Inc.	3.6	$252
Viacom, Inc.	3.5	$308
Time Warner Cable, Inc.	1.1	$151

Each of the margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

SIRIUS XM Outstanding Debt

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

As a result of Liberty's acquisition of an additional 50 million shares of SIRIUS XM, a fundamental change occurred under the indenture governing the Exchangeable Notes. In accordance with the indenture, on February 1, 2013, SIRIUS XM made an offer to each holder of the Exchangeable Notes to: (i) repurchase his or her Exchangeable Notes at a purchase price in cash equal to $1,000 per $1,000 principal amount of the Exchangeable Notes (plus accrued and unpaid interest to, but excluding March 1, 2013); (ii) exchange his or her Exchangeable Notes for SIRIUS XM's common stock, at an exchange rate of 581.3112 shares per

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

$1,000 principal amount of Notes, or (iii) retain his or her Exchangeable Notes pursuant to their terms through maturity on December 1, 2014, or otherwise transfer or exchange them in the ordinary course. Following the expiration of this offer, the exchange rate for the Exchangeable Notes reverted to 543.1372 shares of common stock per $1,000 principal amount of Exchangeable Notes.

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

SIRIUS XM Senior Secured Revolving Credit Facility
In December 2012, SIRIUS XM entered into a five-year senior secured revolving credit facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. The proceeds of loans under the Credit Facility will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. The interest rate on borrowings outstanding under the Credit Facility as of December 31, 2013 bear interest at a rate of 2.42% per annum. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.35% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of December 31, 2013, availability under the Credit Facility was $790 million.

SIRIUS XM Senior Notes Due 2020 and 2023
In May 2013, SIRIUS XM issued $500 million of Senior Notes due 2020 which bear interest at an annual rate of 4.25% and $500 million of Senior Notes due 2023 which bear interest at an annual rate of 4.625%. SIRIUS XM received net proceeds of $989 million from the sale of the notes after deducting commissions, fees and expenses. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the notes. Proceeds from this offering were used to redeem its 8.75% Notes and its 7.625% Notes and for general corporate purposes.

SIRIUS XM 5.75% Senior Notes Due 2021
During August 2013, SIRIUS XM issued $600 million of 5.75% Senior Notes due 2021 ("5.75% Notes"). Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 5.75% per annum. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the notes. The 5.75% Notes were issued for $594 million. SIRIUS XM used the net proceeds from this offering, together with cash on-hand, to redeem its outstanding 8.75% Notes.

SIRIUS XM 5.875% Senior Notes Due 2020
During September 2013, SIRIUS XM issued $650 million of 5.875% Senior Notes Due 2020 ("5.875% Notes"). Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 5.875% per annum. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the notes. The 5.875% Notes were issued for $643 million. SIRIUS XM used the net proceeds from the 5.875% Notes offering, together with cash on-hand, to redeem its outstanding 7.625% Notes.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

2013 SIRIUS XM Debt Retirements

SIRIUS XM 8.75% Senior Notes due 2015
In March 2010, SIRIUS XM issued $800 million aggregate principal amount of 8.75% Senior Notes due 2015 (the “8.75% Notes”). Interest was payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 8.75% per annum. Substantially all of its domestic wholly-owned subsidiaries guaranteed its obligations under the 8.75% Notes on a senior unsecured basis. Liberty owned approximately $150 million principal amount of the outstanding debentures, which were considered effectively settled on a consolidated basis upon consolidation of SIRIUS XM on January 17, 2013. The premium associated with the 8.75% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium was being amortized over the remaining period to maturity through interest expense.

During the year ended December 31, 2013, SIRIUS XM purchased all of the $800 million principal amount of the 8.75% Notes. The aggregate purchase price for these 8.75% Notes was approximately $928 million, including premium and accrued interest. Liberty participated in the redemption of the 8.75% Notes. The redemption of the 8.75% Notes on a consolidated basis resulted in the recognition of a loss on extinguishment of approximately $14 million

SIRIUS XM 7.625% Senior Notes due 2018
In October 2010, SIRIUS XM issued $700 million aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Notes”) which were scheduled to mature on November 1, 2018. Interest was payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guaranteed SIRIUS XM's obligations under the 7.625% Notes. Liberty owned approximately $50 million principal amount of the 7.625% Notes which were considered effectively settled on a consolidated basis upon consolidation of SIRIUS XM on January 18, 2013. The premium associated with the 7.625% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium was being amortized over the remaining period to maturity through interest expense.

During the year ended December 31, 2013, SIRIUS XM purchased all of the $700 million outstanding carrying amount of the 7.625% Notes for an aggregate purchase price of approximately $798 million, including premium and accrued interest. Liberty participated in the redemption of the 7.625% Notes. The retirement of the 7.625% Notes resulted in a loss on extinguishment of $4 million during the year ended December 31, 2013, on a consolidated basis.

Debt Covenants
The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM's leverage ratio. Additionally, SIRIUS XM's Credit Facility and other borrowings contain certain non-financial covenants. As of December 31, 2013, SIRIUS XM was in compliance with all debt covenants.
Fair Value of Debt
The fair value, based on quoted market prices of the same instruments but not considered to be active markets
(Level 2), of SIRIUS XM's publicly traded debt securities is as follows (amounts in millions):

December 31, 2013
SIRIUS XM 5.875% Senior Notes due 2020	$667
SIRIUS XM 5.75% Senior Notes due 2021	$608
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	$961
SIRIUS XM 5.25% Senior Notes due 2022	$407
SIRIUS XM 4.25% Senior Notes due 2020	$474
SIRIUS XM 4.625% Senior Notes due 2023	$451
Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2013.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Five Year Maturities
The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2014	$749
2015	$677
2016	$4
2017	$461
2018	$—

(12)    Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Current:
Federal	$(45)	(7)	(125)
State and local	3	4	2
Foreign	5	(1)	—
	(37)	(4)	(123)
Deferred:
Federal	165	(407)	(4)
State and local	7	(58)	(38)
Foreign	—	—	—
	172	(465)	(42)
Income tax benefit (expense)	$135	(469)	(165)
Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2013	2012	2011
	amounts in millions
Computed expected tax benefit (expense)	$(3,100)	(570)	(265)
Non-taxable gain on book consolidation of SIRIUS XM	3,054	—	—
Taxable liquidation of a consolidated subsidiary	—	101	—
Non-taxable exchange of subsidiary	174	—	—
Dividends received deductions	46	40	9
Sale of subsidiary shares to subsidiary treated as a dividend for tax	(56)	—	—
State and local income taxes, net of federal income taxes	11	(46)	(22)
Change in valuation allowance affecting tax expense	9	1	(3)
Recognition of tax benefits not previously recognized, net	—	5	109
Other, net	(3)	—	7
Income tax benefit (expense)	$135	(469)	(165)
For the year ended December 31, 2013 the significant reconciling items, as noted in the table above, are the result of a 7.5 billion non-taxable gain on the consolidation of SIRIUS XM on January 18, 2013, as discussed in note 4, and the non-taxable exchange of one of Liberty's consolidated subsidiaries on October 4, 2013, in exchange for Liberty shares (see note 13 for further discussion of this transaction).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
The significant reconciling items for the year ended December 31, 2011, as noted in the table above, are the result of settlements reached with the IRS regarding certain tax positions taken on the Company's prior year tax returns. During the fourth quarter of 2011, the Company and the IRS agreed to proposed tax treatments of several disputed items on the Company's 2010 tax return. Upon settlement, the Company recorded additional tax benefit through the statement of operations due to the reversal of certain tax reserves ($104 million) and settled net tax liabilities previously recorded for cash consideration of $136 million.
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2013	2012
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$2,487	45
Accrued stock compensation	99	6
Other accrued liabilities	44	34
Discount on convertible debt	34	—
Deferred revenue	598	16
Other future deductible amounts	24	12
Deferred tax assets	3,286	113
Valuation allowance	(9)	(6)
Net deferred tax assets	3,277	107
Deferred tax liabilities:
Investments	457	820
Intangible assets	3,955	91
Other	261	—
Deferred tax liabilities	4,673	911
Net deferred tax liabilities	$1,396	804
The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2013	2012
	amounts in millions
Current deferred tax liabilities (assets)	$(916)	(13)
Long-term deferred tax liabilities (assets)	2,312	817
Net deferred tax liabilities	$1,396	804

SIRIUS XM's deferred tax assets and liabilities are included in the amounts above although SIRIUS XM's deferred tax assets and liabilities are not offset with Liberty's deferred tax assets and liabilities as SIRIUS XM is not included in the group tax return of Liberty. Liberty's acquisition of a controlling interest in SIRIUS XM's outstanding common stock during January 2013 did not create a change in control under Section 382 of the Internal Revenue Code.
 The Company's net increase in the valuation allowance was $3 million in 2013. Of the change in valuation allowance, $9 million was a decrease to tax expense and $12 million was an increase due to certain acquisitions made during the year ended December 31, 2013.
 At December 31, 2013, the Company had federal net operating loss carryforwards for income tax purposes which, if not utilized to reduce taxable income in future periods, will expire between 2017 and 2028, most of which expire between 2024 and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

2027. The Company's federal net operating loss carryforwards are primarily attributable to those at the SIRIUS XM level ($6.5 billion). These net operating loss carryforwards are subject to certain limitations and may not be currently utilized.
A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2013	2012
	amounts in millions
Balance at beginning of year	$29	34
Reductions for tax positions of prior years	—	(5)
Increase in tax positions from acquisition	1	—
Balance at end of year	$30	29
        As of December 31, 2013, the Company had recorded tax reserves of $30 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $22 million would be reflected in the Company's tax expense and affect its effective tax rate. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.
        As of December 31, 2013, the Company's 2001 through 2009 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2010 through 2012 tax years. The Company's tax loss carryforwards from its 2010 through 2012 tax years are still subject to adjustment. The Company's 2013 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years state income tax returns. The Company believes it is reasonably possible that the amount of the Company's gross unrecognized tax benefits will decrease by $28 million within the next twelve months. Sirius XM, which does not consolidate with Liberty for income tax purposes, has federal and certain state income tax audits pending.  We do not expect the ultimate disposition of these audits to have a material adverse affect on the our financial position or results of operations.
        As of December 31, 2013, the Company had no accrued interest and penalties recorded related to uncertain tax positions.

(13)    Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's board of directors. As of December 31, 2013, no shares of preferred stock were issued.

Common Stock

Liberty's Series A common stock has one vote per share and Liberty's Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2013, there were 3.7 million shares of Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

In addition to the Series A and Series B common stock there are 2 billion shares of Series C common stock authorized for issuance.

As discussed in note 4, on January 3, 2014, a proposal was made to SIRIUS XM that outlines the terms by which SIRIUS XM public shareholders would become shareholders of Liberty in a tax-free transaction in which each share of SIRIUS XM common stock would be converted into 0.0760 of a new share of Liberty Series C common stock, and, immediately prior to such conversion, Liberty intends to distribute, on a 2:1 basis, shares of Liberty's Series C common stock to all holders of record of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Liberty's Series A and B common stock to create a liquid trading market for Liberty's Series C common stock. The transaction is subject to the approval of both the special committee and a majority of the public stockholders of SIRIUS XM, other than Liberty. Approval by the existing Liberty shareholders of the issuance of the Series C common shares in the proposed transaction is also required under applicable Nasdaq Stock Market requirements.

Purchases of Common Stock

As described in note 2, in November of 2011, Liberty converted each outstanding share of Liberty Starz common stock into 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares.

During the year ended December 31, 2011, the Company repurchased 5,229,166 shares of Series A Liberty common stock for aggregate cash consideration of $365 million and 1,534,200 shares of Series A Liberty Starz common stock for aggregate cash consideration of $100 million under the authorized repurchase program.

During the year ended December 31, 2012 the Company repurchased 3,591,271 shares of Series A Liberty common stock for aggregate cash consideration of $323 million under the authorized repurchase program.

During the year ended December 31, 2013 the Company repurchased 1,264,550 shares of Series A Liberty common stock for the aggregate cash consideration of $140 million under the authorized repurchase program. Additionally, Liberty obtained shares of Liberty Series A common stock on October 3, 2013, pursuant to a transaction in which a subsidiary of Comcast, Inc. exchanged approximately 6.3 million shares of Liberty's Series A common stock for a newly created subsidiary of Liberty which held Liberty's wholly owned subsidiary Leisure Arts, Inc., approximately $417 million in cash and Liberty's rights in and to a revenue sharing agreement relating to the carriage of CNBC ("CNBC Agreement"). Liberty recorded a gain of approximately $496 million determined based on the difference between the fair value of the shares obtained in the exchange transaction and the carrying value assets and businesses delivered. These exchange shares obtained were done so through special approval from the Company's Board of Directors and was not considered a repurchase of shares under the Company's formal share repurchase program. Liberty treated the transaction as a tax-free exchange. In January 2014, the IRS completed its review of the exchange and notified Liberty that it agreed with the non-taxable characterization of the transaction.

All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance.

(14)    Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

On December 17, 2009, the Compensation Committee (the "Committee") of Liberty approved a compensation arrangement for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term which began on January 1, 2010 and ends December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 200% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause" or terminates his employment without "good reason," he will be entitled only to his accrued base salary and any amounts due under applicable law, and he will forfeit all rights to his unvested restricted shares and unvested options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for good reason, the arrangement provides for him to receive $7.8 million and for his unvested restricted shares and unvested options to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. Lastly, in the case of the CEO's death or his disability, the arrangement provides for a payment of $7.8 million, for his unvested restricted shares and unvested options to fully vest and for his vested and accelerated options to remain exercisable until their respective expiration dates.

Salary compensation related to services provided by the CEO are allocated from Liberty to Liberty Interactive pursuant to the Services Agreement. Any cash bonus attributable to the performance of Liberty and Liberty Interactive is paid directly by Liberty and Liberty Interactive, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

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

(15)    Stock-Based Compensation

Liberty - Incentive Plans

Pursuant to the Liberty Media Corporation 2013 Incentive Plan (the "2013 Plan"), the Company has granted and may grant to certain of its employees stock options and stock appreciation rights ("SARs") (collectively, "Awards") to purchase shares of Series A and Series B Liberty common stock. The 2013 Plan provides for Awards to be made in respect of a maximum of 25 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards. The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the Liberty Media Corporation 2013 Nonemployee Director Incentive Plan, as amended from time to time (the "2013 NDIP"), the Liberty Board of Directors has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.

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
December 31, 2013, 2012 and 2011

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
Liberty - Grants of stock options
  Awards granted in 2013, 2012 and 2011 pursuant to the Incentive Plans discussed above are summarized as follows:

	Years ended December 31,
	2013		2012		2011
	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value
Series A Liberty common stock	23,000	$55.16	834,000	$42.04	162,347	$33.95
Series A Liberty Capital from Option Exchange	NA	NA	3,713,000	$37.25	NA	NA
Series A Liberty Starz	NA	NA	NA	NA	496,000	$21.36
During the year ended December 31, 2013, Liberty granted 23,000 options to purchase shares of Series A Liberty common stock at a weighted average grant-date fair value of $55.16 per share. These options primarily vest quarterly over a 4 year vesting period.
During the fourth quarter of 2012, the Company entered into a series of transactions with certain officers of Liberty and its subsidiaries, which transactions were associated with stock options, in order to recognize tax deductions in the current year versus future years (the "Option Exchange"). On December 4, 2012 (the "Grant Date"), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of each unvested in-the-money option to acquire shares of LMCA held by certain of its and its subsidiaries' officers (collectively, the “ Eligible Optionholders ”). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LMCA shares (the “Eligible Options”), and:

•	with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option;

•	and with respect to each unvested Eligible Option:

◦
the Eligible Optionholder sold to the Company, for cash, the shares of LMCA received upon exercise of such unvested Eligible Option and used the proceeds of that sale to purchase from the Company an equal number of restricted LMCA shares which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

◦
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

The Option Exchange was considered a modification under ASC 718 - Stock Compensation and resulted in incremental compensation expense in 2012 of $18 million. Incremental compensation expense is also being recognized over the remaining vesting periods of the new unvested options and the restricted shares and is included in unrecognized compensation.
The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2013, 2012 and 2011, the range of expected terms was 1.3 to 9.0 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2013, 2012 and 2011 grants.

	Volatility
2013 grants
Liberty options	31.3%	-0.414	41.4%
2012 grants
Liberty Capital options	25.1%	-	54.2%
2011 grants
Liberty Capital options	43.9%	-	54.2%
Liberty Starz options	31.9%	-	31.9%
Liberty - Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Series A
	Liberty Awards (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (000's)
Outstanding at January 1, 2013	5,219	$98.77
Granted	23	$148.81
Exercised	(386)	$82.15
Forfeited/Cancelled/Exchanged	(5)	$72.08
Spin-off adjustment	(1,195)	$83.25
Outstanding at December 31, 2013	3,656	$91.74	5.2 years	$199,519
Exercisable at December 31, 2013	2,185	$89.22	5.0 years	$124,667
There were no grants or exercises of any of the Company's Series B options during 2013.
As of December 31, 2013, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $65 million, including incremental compensation under the Option Exchange. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.4 years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Liberty - Exercises
The aggregate intrinsic value of all options exercised during the years ended December 31, 2013, 2012 and 2011 was $23 million, $494 million and $46 million, respectively. The aggregate intrinsic value of options exercised for the year ended December 31, 2012 includes approximately $358 million related to the intrinsic value of options exercised as a result of the Option Exchange.
Liberty - Restricted Stock
Associated with the Option Exchange the Company issued approximately 1.5 million shares of unvested restricted Liberty common stock, of which 685,000 shares vested during the year ended December 31, 2013. These shares continue to vest over the next two years and since the Option Exchange was accounted for as a modification, the compensation expense associated with these restricted shares was treated as incremental compensation, as discussed above, and is included in unrecognized compensation costs under the outstanding Awards section above. The Company had approximately 79,000 unvested restricted shares of Liberty common stock held by certain directors, officers and employees of the Company as of December 31, 2013, not issued under the Option Exchange, with a weighted average grant-date fair value of $63.40 per share.
The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2013, 2012 and 2011 was $7 million, $10 million and $14 million, respectively.

SIRIUS XM - Stock-based Compensation

During the year ended December 31, 2013, SIRIUS XM granted stock options and restricted stock units to its employees and members of its board of directors. During the year ended December 31, 2013, SIRIUS XM granted approximately 57.2 million stock options with a weighted-average exercise price of $3.59 per share and a grant date fair value of $1.48 per share. As of December 31, 2013, SIRIUS XM has approximately 264 million options outstanding of which approximately 114 million are exercisable, each with a weighted-average exercise price per share of $2.42 and $2.26, respectively. The aggregate intrinsic value of these outstanding and exercisable options were $327 million and $180 million, respectively. During the year ended December 31, 2013, SIRIUS XM granted approximately 6.9 million restricted stock units with a grant date fair value of $3.59 per share. The stock-based compensation related to SIRIUS XM stock options and restricted stock awards was $133 million for the year ended December 31, 2013. As of December 31, 2013, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $308 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3 years.

Other

 Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to the Company.

(16)    Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $12 million for each of the years ended December 31, 2013, 2012 and 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(17)    Other Comprehensive Earnings (Loss)
 Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.
The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Unrealized holding gains (losses) on securities	Other	AOCI of discontinued operations	AOCI
	amounts in millions
Balance at January 1, 2011	$60	(7)	1	54
Other comprehensive loss attributable to Liberty Media Corporation stockholders	(24)	2	(3)	(25)
Balance at December 31, 2011	36	(5)	(2)	29
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(16)	—	(1)	(17)
Balance at December 31, 2012	20	(5)	(3)	12
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(15)	4	—	(11)
Distribution to stockholders for Spin-Off of Starz, LLC	—	—	3	3
Balance at December 31, 2013	$5	(1)	—	4
The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2013:
Unrealized holding gains (losses) on securities arising during period	$16	(6)	10
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(40)	15	(25)
Other, net	6	(2)	4
Other comprehensive earnings	$(18)	7	(11)
Year ended December 31, 2012:
Unrealized holding gains (losses) on securities arising during period	$(5)	2	(3)
Reclassification adjustment for holding losses realized in net earnings	(21)	8	(13)
Other comprehensive earnings from discontinued operations	(2)	1	(1)
Other comprehensive earnings	$(28)	11	(17)
Year ended December 31, 2011:
Unrealized holding gains (losses) on securities arising during period	$(39)	15	(24)
Share of earnings (loss) from equity method affiliates	3	(1)	2
Other comprehensive earnings from discontinued operations	(5)	2	(3)
Other comprehensive loss	$(41)	16	(25)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(18)    Commitments and Contingencies
Guarantees
The Company continues to guarantee Starz's obligations under certain of its studio output agreements. At December 31, 2013, the Company's guarantees for obligations for films released by such date aggregated $159 million. One guarantee associated with these studio output agreements lapsed in November of 2013 and the other is expected to expire in November of 2014. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. The Company considered whether a liability associated with the guarantee was considered necessary at the time of Spin-Off and determined that based on a number of scenarios associated with this guarantee due to the financial well-being of Starz, the anticipated financial performance of Starz over the next year and Starz's availability under its Credit Facility, that no liability was considered necessary.
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
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2013 aggregated $133 million, which is payable as follows: $52 million in 2014, $46 million in 2015, $17 million in 2016, $18 million in 2017 and none thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
Operating Leases
 The Company leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations, and certain leases have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods.
Rental expense under such arrangements amounted to $48 million, $9 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
 A summary of future minimum lease payments under cancelable and noncancelable operating leases as of December 31, 2013 follows (amounts in millions):

Years ending December 31:
2014	$45
2015	$49
2016	$42
2017	$39
2018	$36
Thereafter	$464
It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2013.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Programming and content
SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Amounts due under such agreements are payable as follows: $245 million in 2014, $218 million in 2015, $97 million in 2016, $73 million in 2017 and $60 million in 2018. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above.
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
In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants. On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal.  Vivendi has filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit, and, in that court, Liberty intends to seek a higher rate of pre-judgment interest than what the district court awarded. As a result, the amount that Liberty may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by Liberty will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.
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
December 31, 2013, 2012 and 2011

(19)    Information About Liberty's Operating Segments
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
For the year ended December 31, 2013, the Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.
ANLBC is no longer considered a reportable segment due to the overall size of the business in comparison to the consolidated results of Liberty. ANLBC in previous years met the quantitative thresholds because of the size of the business as compared to the consolidated results prior to consolidation of SIRIUS XM. We have reflected the results of ANLBC in corporate and other on a comparative basis for all periods presented in the tables below.
The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.
Performance Measures

	Years ended December 31,
	2013		2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$3,625	1,289	NA	NA	NA	NA
Corporate and other	377	33	368	8	1,409	609
Total	$4,002	1,322	368	8	1,409	609

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Other Information

	December 31, 2013			December 31, 2012
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
SIRIUS XM	$28,203	273	200	NA	NA	NA
Corporate and other	6,339	3,026	7	8,325	3,341	16
Total	$34,542	3,299	207	8,325	3,341	16
The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2013	2012	2011

Consolidated segment Adjusted OIBDA	$1,322	8	609
Stock-based compensation	(193)	(46)	(25)
Depreciation and amortization	(315)	(42)	(53)
Interest expense	(132)	(7)	(16)
Dividend and interest income	48	76	77
Share of earnings (losses) of affiliates, net	(32)	1,346	87
Realized and unrealized gains (losses) on financial instruments, net	295	230	70
Gains (losses) on dispositions, net	7,978	22	1
Other, net	(115)	42	8
Earnings (loss) from continuing operations before income taxes	$8,856	1,629	758

(20)    Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (1)
	amounts in millions,
	except per share amounts
2013:
Revenue	$789	1,078	1,110	1,025
Operating income	$151	226	248	189
Earnings from continuing operations	$8,104	152	116	619
Net earnings (loss) attributable to Liberty Media Corporation stockholders (1):
Series A and Series B Liberty common stock	$8,059	93	76	552
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share (1):
Series A and Series B Liberty common stock	$67.72	0.78	0.64	4.84
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share (1):
Series A and Series B Liberty common stock	$66.60	0.77	0.63	4.80

(1)    See note 13 for further discussion of a gain on the exchange transaction in the fourth quarter.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2012:
Revenue	$35	135	154	44
Operating income (loss)	$(32)	2	10	(60)
Earnings (loss) from continuing operations	$72	867	162	59
Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty common stock	$150	937	221	106
Basic net earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty common stock	$0.60	7.29	1.36	0.49
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty common stock	$0.58	7.05	1.32	0.48
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty common stock	$1.24	7.87	1.86	0.88
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty common stock	$1.20	7.62	1.80	0.87

QuickLinks -- Click here to rapidly navigate through this document

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders presently anticipated to be held in the second quarter of 2014:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2014 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2014.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements

Included in Part II of this Report:

Page No.
Liberty Media Corporation:

Reports of Independent Registered Public Accounting Firm	II-19 - 20
Consolidated Balance Sheets, December 31, 2013 and 2012	II-21
Consolidated Statements of Operations, Years ended December 31, 2013, 2012 and 2011	II-23
Consolidated Statements of Comprehensive Earnings (Loss), Years ended December 31, 2013, 2012 and 2011	II-25
Consolidated Statements of Cash Flows, Years Ended December 31, 2013, 2012 and 2011	II-26
Consolidated Statements of Equity, Years ended December 31, 2013, 2012 and 2011	II-27
Notes to Consolidated Financial Statements, December 31, 2013, 2012 and 2011	II-29

(a)(2)     Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3)    Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
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

2.2
Reorganization Agreement, dated as of January 10, 2013, between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Starz’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35294) (the “Starz 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2	Amended and Restated Bylaws of the Registrant.*

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 10 filed on October 19, 2012 (File No. 001-35707) (the “Liberty Form 10”)).

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty Form 10).

4.3
Indenture dated as of October 17, 2013 among the Registrant, as issuer and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707) (the “Liberty Q3 201310-Q”)).

4.4	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1
Form of Liberty Media Corporation 2013 Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 filed on November 30, 2012 (File No. 001-35707) (the “Liberty Form 10 Amendment No. 1”)).

10.2	Amendment to the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Liberty Q3 201310-Q).

10.3	Form of Non-Qualified Stock Option Agreement.*

10.4	Form of Restricted Stock Award Agreement.*

10.5
Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.6	Form of Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (the “2013 Nonemployee Director Plan”) (incorporated by reference to Exhibit 10.2 to the Liberty Form 10 Amendment No. 1).

10.7	Amendment to the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.3 to the Liberty Q3 201310-Q).

10.8	Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.9	Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.10
Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.11	Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of January 11, 2013) (incorporated by reference to Exhibit 10.8 to the Liberty 2012 10-K).

10.12
Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.13	Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).

10.14
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.15	Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K).

10.16
Facilities Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.17	Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K).

10.18
Lease Agreement, dated as of January 11, 2013, by and among Starz, LLC, Liberty Property Holdings, Inc. and, for the limited purposes specified therein, Starz Entertainment, LLC (incorporated by reference to Exhibit 10.5 to the Starz 8-K).

10.19	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.20	Aircraft Time Sharing Agreements, dated as of January 11, 2013, by and between Liberty Media Corporation and Starz (incorporated by reference to Exhibit 10.4 to the Starz 8-K).

10.21
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

10.22	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.23
Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.24	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.25
Amended and Restated Executive Employment Agreement dated September 23, 2011, between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Gregory B. Maffei (incorporated by reference to Exhibit 10.29 to the Starz 2011 10-K).

10.26
Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Liberty 2012 10-K).

10.27
Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer (incorporated by reference to Exhibit 10.24 to the Liberty 2012 10-K).

10.28
Stockholders Agreement, dated as of March 19, 2013, by and among Charter Communications, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 9, 2013 (the “Liberty Q1 2013 10-Q”) (File No. 001-35707)).

10.29
Stock Purchase Agreement, dated as of March 19, 2013, by and among the Registrant, the funds affiliated with Apollo Management Holdings, L.P. set forth therein, the funds affiliated with Oaktree Capital Management, L.P. set forth therein and the funds affiliated with Crestview Partners set forth therein (incorporated by reference to Exhibit 10.2 to the Liberty Q1 2013 10-Q).

10.30	Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“SIRIUS XM”),
JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto
(incorporated by reference to SIRIUS XM's Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.31
Indenture, dated as of May 16, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to SIRIUS XM's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “SIRIUS XM 8-K”)).

10.32
Indenture, dated as of May 16, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the SIRIUS XM 8-K).

10.33
Indenture, dated as of August 1, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to SIRIUS XM’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.34
Indenture, dated as of September 24, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM’s 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to SIRIUS XM’s Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

10.35
Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.36
Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-1 filed on September 28, 1999 (File No. 333-83619)).***

10.37	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc.,
WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999
(incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.38	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among
General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.39
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.40	Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio
Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001 (File No. 000-27441)(the “June 2001 XM Satellite Radio 8-K”)).

10.41	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to the June 2001 XM Satellite Radio 8-K).***

10.42	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM
Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on January 29, 2003 (File No. 000-27441)).

10.43
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.44	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM
Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.45
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.46
Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Liberty Q3 2013 10-Q). ***

10.47
Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Liberty Q3 2013 10-Q).***

10.48
Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.7 to the Liberty Q3 2013 10-Q).***

10.49
Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.8 to the Liberty Q3 2013 10-Q).***

10.50
Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.9 to the Liberty Q3 2013 10-Q).***

10.51
Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to the Liberty Q3 2013 10-Q).***

10.52
Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.11 to the Liberty Q3 2013 10-Q).***

10.53
Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.12 to the Liberty Q3 2013 10-Q).***

10.54
Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.13 to the Liberty Q3 2013 10-Q).***

10.55
Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.14 to the Liberty Q3 2013 10-Q).***

10.56
Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.15 to the Liberty Q3 2013 10-Q).***

10.57
Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.16 to the Liberty Q3 2013 10-Q).***

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

*     Filed herewith.
**     Furnished herewith.

***
Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	February 28, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	February 28, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 28, 2014
John C. Malone

/s/Gregory B. Maffei	Director, President and Chief Executive	February 28, 2014
Gregory B. Maffei	Officer

/s/Robert R. Bennett	Director	February 28, 2014
Robert R. Bennett

/s/Donne F. Fisher	Director	February 28, 2014
Donne F. Fisher

/s/M. Ian G. Gilchrist	Director	February 28, 2014
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 28, 2014
Evan D. Malone

/s/David E. Rapley	Director	February 28, 2014
David E. Rapley

/s/Larry E. Romrell	Director	February 28, 2014
Larry E. Romrell

/s/Andrea L. Wong	Director	February 28, 2014
Andrea L. Wong

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
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

2.2
Reorganization Agreement, dated as of January 10, 2013, between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Starz’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35294) (the “Starz 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2	Amended and Restated Bylaws of the Registrant.*

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 10 filed on October 19, 2012 (File No. 001-35707) (the “Liberty Form 10”)).

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty Form 10).

4.3
Indenture dated as of October 17, 2013 among the Registrant, as issuer and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707) (the “Liberty Q3 201310-Q”)).

4.4	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1
Form of Liberty Media Corporation 2013 Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 filed on November 30, 2012 (File No. 001-35707) (the “Liberty Form 10 Amendment No. 1”)).

10.2	Amendment to the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Liberty Q3 201310-Q).

10.3	Form of Non-Qualified Stock Option Agreement.*

10.4	Form of Restricted Stock Award Agreement.*

10.5
Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.6	Form of Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (the “2013 Nonemployee Director Plan”) (incorporated by reference to Exhibit 10.2 to the Liberty Form 10 Amendment No. 1).

10.7	Amendment to the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.3 to the Liberty Q3 201310-Q).

10.8	Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.9	Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.10
Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.11	Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of January 11, 2013) (incorporated by reference to Exhibit 10.8 to the Liberty 2012 10-K).

10.12
Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to the Starz S-4).

10.13	Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).

10.14
Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.15	Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K).

10.16
Facilities Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Starz S-4).

10.17	Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K).

10.18
Lease Agreement, dated as of January 11, 2013, by and among Starz, LLC, Liberty Property Holdings, Inc. and, for the limited purposes specified therein, Starz Entertainment, LLC (incorporated by reference to Exhibit 10.5 to the Starz 8-K).

10.19	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.20	Aircraft Time Sharing Agreements, dated as of January 11, 2013, by and between Liberty Media Corporation and Starz (incorporated by reference to Exhibit 10.4 to the Starz 8-K).

10.21
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

10.22	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.23
Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.24	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.25
Amended and Restated Executive Employment Agreement dated September 23, 2011, between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Gregory B. Maffei (incorporated by reference to Exhibit 10.29 to the Starz 2011 10-K).

10.26
Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Liberty 2012 10-K).

10.27
Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer (incorporated by reference to Exhibit 10.24 to the Liberty 2012 10-K).

10.28
Stockholders Agreement, dated as of March 19, 2013, by and among Charter Communications, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 9, 2013 (the “Liberty Q1 2013 10-Q”) (File No. 001-35707)).

10.29
Stock Purchase Agreement, dated as of March 19, 2013, by and among the Registrant, the funds affiliated with Apollo Management Holdings, L.P. set forth therein, the funds affiliated with Oaktree Capital Management, L.P. set forth therein and the funds affiliated with Crestview Partners set forth therein (incorporated by reference to Exhibit 10.2 to the Liberty Q1 2013 10-Q).

10.30	Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“SIRIUS XM”),
JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto
(incorporated by reference to SIRIUS XM's Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.31
Indenture, dated as of May 16, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to SIRIUS XM's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “SIRIUS XM 8-K”)).

10.32
Indenture, dated as of May 16, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the SIRIUS XM 8-K).

10.33
Indenture, dated as of August 1, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to SIRIUS XM’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.34
Indenture, dated as of September 24, 2013, among SIRIUS XM, the guarantors named therein and U.S. Bank National Association, as trustee, relating to SIRIUS XM’s 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to SIRIUS XM’s Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

10.35
Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.36
Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-1 filed on September 28, 1999 (File No. 333-83619)).***

10.37	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc.,
WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999
(incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.38	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among
General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.39
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.40	Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio
Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001 (File No. 000-27441)(the “June 2001 XM Satellite Radio 8-K”)).

10.41	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to the June 2001 XM Satellite Radio 8-K).***

10.42	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM
Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on January 29, 2003 (File No. 000-27441)).

10.43
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.44	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM
Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.45
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.46
Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Liberty Q3 2013 10-Q).***

10.47
Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Liberty Q3 2013 10-Q). ***

10.48
Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.7 to the Liberty Q3 2013 10-Q).***

10.49
Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.8 to the Liberty Q3 2013 10-Q).***

10.50
Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.9 to the Liberty Q3 2013 10-Q).***

10.51
Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to the Liberty Q3 2013 10-Q).***

10.52
Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.11 to the Liberty Q3 2013 10-Q).***

10.53
Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.12 to the Liberty Q3 2013 10-Q).***

10.54
Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.13 to the Liberty Q3 2013 10-Q).***

10.55
Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.14 to the Liberty Q3 2013 10-Q).***

10.56
Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.15 to the Liberty Q3 2013 10-Q).***

10.57
Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.16 to the Liberty Q3 2013 10-Q).***

21	Subsidiaries of Liberty Media Corporation.*
23.1.	Consent of KPMG LLP.*
31.1.	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2.	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.
*** Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

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