Form 10-K/A
period 2013-12-31
Liberty Media Corp
filed 2014-04-30
CIK 1560385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 001-35294

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	20-8988475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2013, was approximately $13.5 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2014 was:

	Series A	Series B
Liberty Media common stock	104,421,463	9,876,078

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the Form 10-K) to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Media Corporation as “Liberty Media,” “us,” “we” and “our” in this report.

LIBERTY MEDIA CORPORATION

2013 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company, and where applicable, positions with our former parent company. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors.

Name	Positions

John C. Malone Age: 73

Chairman of the Board and a director of our company.

Professional Background: Mr. Malone has served as Chairman of the Board of our company, (including our predecessor), since August 2011 and as a director since December 2010. Mr. Malone served as the Chief Executive Officer of Liberty Interactive Corporation (Liberty Interactive) from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of Tele-Communications, Inc. (TCI) from November 1996 until March 1999, when it was acquired by AT&T Corp. (AT&T), and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as a director and Chairman of the Board of Liberty Interactive since 1994 and as Chairman of the Board of Liberty Global plc (LGP) since June 2013, having previously served as Chairman of the Board of Liberty Global, Inc. (LGI), LGP’s predecessor, from June 2005 to June 2013 and Liberty Media International, Inc. (LMI) from March 2004 to June 2005 and a director of UnitedGlobalCom, Inc. (UGC), now a subsidiary of LGP, from January 2002 to June 2005. He has served as (i) a director of Discovery Communications, Inc. (Discovery) since September 2008 and served as a director of Discovery’s predecessor, Discovery Holding Company (DHC) from May 2005 to September 2008, and as Chairman of the Board from March 2005 to September 2008, (ii) a director of Expedia, Inc. since December 2012, having previously served as a director from August 2005 to November 2012 and (iii) a director of Charter Communications, Inc. (Charter) since May 2013. Previously, he served as (i) a director of Sirius XM Holdings Inc. (Sirius XM) from April 2009 to May 2013, (ii) a director of Ascent Capital Group, Inc. from January 2010 to September 2012, (iii) a director of Live Nation Entertainment, Inc. (Live Nation) from January 2010 to February 2011, (iv) a director of DIRECTV and its predecessors from February 2008 to June 2010 and (v) a director of IAC/InterActive Corp from May 2006 to June 2010.

Board Membership Qualifications: Mr. Malone, as President of TCI, co-founded Liberty Interactive’s former parent company and is considered one of the preeminent figures in the media and telecommunications industry. He is well known for his sophisticated problem solving and risk assessment skills.

Gregory B. Maffei Age: 53

Chief Executive Officer, President and a director of our company.

Professional Background: Mr. Maffei has served as a director and the President and Chief Executive Officer of our company (including our predecessor) since May 2007. He has served as the President and Chief Executive Officer of Liberty Interactive since February 2006 and as a director since November 2005. He also served as our company’s CEO-Elect from November 2005 through February 2006. Prior thereto, Mr. Maffei served as President and Chief Financial Officer

Name	Positions

of Oracle Corporation, Chairman, President and Chief Executive Officer of 360networks Corporation, and Chief Financial Officer of Microsoft Corporation.

Other Public Company Directorships: Mr. Maffei has served as the Chairman of the Board and a director of Starz since January 2013. He has served as the Chairman of the Board of Sirius XM since April 2013 and as a director since March 2009. Mr. Maffei has also served as the Chairman of the Board of Live Nation since March 2013 and as a director since February 2011. He has served as the Chairman of the Board of TripAdvisor, Inc. (TripAdvisor) since February 2013. Mr. Maffei has served as a director of Charter since May 2013. In addition, Mr. Maffei has served as a director of Zillow, Inc. since May 2005. Mr. Maffei served as a director of DIRECTV and its predecessors from February 2008 to June 2010, as a director of Electronic Arts, Inc. from June 2003 to July 2013 and as a director of Barnes & Noble, Inc. from September 2011 to April 2014.

Board Membership Qualifications: Mr. Maffei brings to our board significant financial and operational experience based on his senior policy making positions at our company, Liberty Interactive, Oracle Corporation, 360networks Corporation and Microsoft Corporation and his public company board experience. He provides our board with executive leadership perspective on the operations and management of large public companies and risk management principles.

Robert R. Bennett Age: 56

A director of our company.

Professional Background: Mr. Bennett has served as a director of our company (including our predecessor) since September 2011. Mr. Bennett serves as Managing Director of Hilltop Investments LLC, a private investment company. Mr. Bennett served as the Chief Executive Officer of Liberty Interactive from April 1997 to August 2005 and its President from April 1997 to February 2006 and held various executive positions with Liberty Interactive from 1994 to 1997.

Other Public Company Directorships: Mr. Bennett served as a director of Liberty Interactive from September 1994 to December 2011. He has served as a director of Discovery since September 2008 and served as a director of its predecessor, DHC, from May 2005 to September 2008. Mr. Bennett also served as a director of LMI, from March 2004 to June 2005 and as a director of UGC, now a subsidiary of LGP, from January 2002 to June 2005. Mr. Bennett has served as a director of Sprint Corporation (and its predecessor) since October 2006 and Hewlett-Packard Company since July 2013. He served as a director of Demand Media, Inc. from January 2011 to February 2014.

Board Membership Qualifications: Mr. Bennett brings to our board in-depth knowledge of the media and telecommunications industry generally and our corporate history specifically. He has experience in significant leadership positions with Liberty Interactive, especially as a past CEO and President, and provides our company with strategic insights. Mr. Bennett also has an in-depth understanding of finance, and has held various financial management positions during the course of his career.

Donne F. Fisher Age: 75

A director of our company.

Professional Background: Mr. Fisher has served as a director of our company (including our predecessor) since September 2011. Mr. Fisher has served as President of Fisher Capital Partners, Ltd., a venture capital partnership, since December 1991. Mr. Fisher also served as Executive Vice President of TCI from January 1994 to January 1996 and served as a consultant to TCI, including its successors AT&T Broadband LLC and Comcast Corporation, from 1996 to December 2005.

Other Public Company Directorships: Mr. Fisher served as a director of General Communication,

Name	Positions

Inc. from 1980 to December 2005, as a director of LMI from May 2004 to June 2005 and as a director of Liberty Interactive from October 2001 to September 2011. Mr. Fisher was also Chairman of the Board of General Communication, Inc. from June 2002 to December 2005.

Board Membership Qualifications: Mr. Fisher brings extensive industry experience to our company’s board and a critical perspective on its business, having held several executive positions over many years with TCI and having previously served as a director of Liberty Interactive. In addition, Mr. Fisher’s financial expertise includes a focus on venture capital investment, which is different from the focus of our company’s other board members and helpful to our board in formulating investment objectives and determining the growth potential of businesses both within our company and those that the board evaluates for investment purposes.

M. Ian G. Gilchrist Age: 64

A director of our company.

Professional Background: Mr. Gilchrist has served as a director of our company (including our predecessor) since September 2011. Mr. Gilchrist held various officer positions including Managing Director at Citigroup/Salomon Brothers from 1995 to 2008, CS First Boston Corporation from 1988 to 1995, and Blyth Eastman Paine Webber from 1982 to 1988 and served as a Vice President of Warburg Paribas Becker Incorporated from 1976 to 1982. Previously, he worked in the venture capital field and as an investment analyst.

Other Public Company Directorships: Mr. Gilchrist has served as a director of Liberty Interactive since July 2009.

Board Membership Qualifications: Mr. Gilchrist’s field of expertise is in the media and telecommunications sector, having been involved with companies in this industry during much of his 32 years as an investment banker. Mr. Gilchrist brings to our board significant financial expertise and a unique perspective on the company and the media and telecommunications sector. He is also an important resource with respect to the financial services firms that our company engages from time to time.

Evan D. Malone Age: 43

A director of our company.

Professional Background: Dr. Malone has served as a director of our company (including our predecessor) since September 2011. He has served as President of NextFab Studio, LLC, a high-tech workshop offering technical training, consulting, and product design and prototyping services, since June 2009 and has been an engineering consultant for more than the past five years. Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC. During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company. Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S. Department of Energy, from 1999 until 2001. He also is a founding member of Jet Wine Bar, a wine bar, and Rex 1516, a restaurant, both in Philadelphia.

Other Public Company Directorships: Dr. Malone has served as a director of Liberty Interactive since August 2008 and Sirius XM since May 2013.

Board Membership Qualifications: Dr. Malone, our company’s youngest director, brings an

Name	Positions

applied science and engineering perspective to the board. Dr. Malone’s perspectives assist the board in developing business strategies and adapting to technological changes facing the industries in which our company competes. In addition, his entrepreneurial experience assists the board in evaluating strategic opportunities.

David E. Rapley Age: 72

A director of our company.

Professional Background: Mr. Rapley has served as a director of our company (including our predecessor) since September 2011. Mr. Rapley founded Rapley Engineering Services, Inc. (RESI) and served as its CEO and President from 1985 to 1998. Mr. Rapley also served as Executive Vice President of Engineering of VECO Corp. Alaska (a company that acquired RESI in 1998) from January 1998 to December 2001. Mr. Rapley has served as the President and Chief Executive Officer of Rapley Consulting, Inc. since January 2000.

Other Public Company Directorships: Mr. Rapley has served as a director of Liberty Interactive since July 2002, having previously served as a director during 1994. He has served as a director of LGP since June 2013, having previously served as a director of LGI, LGP’s predecessor, from June 2005 to June 2013 and as a director of LGI’s predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Rapley brings to our board the unique perspective of his lifelong career as an engineer. The industries in which our company competes are heavily dependent on technology, which continues to change and advance. Mr. Rapley’s perspectives assist the board in adapting to these changes and developing strategies for our businesses.

Larry E. Romrell Age: 74

A director of our company.

Professional Background: Mr. Romrell has served as a director of our company (including our predecessor) since September 2011. Mr. Romrell held numerous executive positions with TCI from 1991 to 1999. Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.

Other Public Company Directorships: Mr. Romrell has served as a director of Liberty Interactive since December 2011, having previously served as a director from March 1999 to September 2011. He has served as a director of LGP since June 2013, having previously served as a director of LGI from June 2005 to June 2013 and as a director of LMI from May 2004 to June 2005.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource with respect to the management and operations of companies in the media and telecommunications sector.

Andrea L. Wong Age: 47

A director of our company.

Professional Background: Ms. Wong has served as a director of our company (including our predecessor) since September 2011. Ms. Wong has served as President, International Production for Sony Pictures Television and President, International for Sony Pictures Entertainment since September 2011. She previously served as President and CEO of Lifetime Entertainment Services from 2007 to April 2010. Ms. Wong also served as an Executive Vice President with ABC, Inc., a

Name	Positions

subsidiary of The Walt Disney Company, from 2003 to 2007.

Other Public Company Directorships: Ms. Wong has served as a director of Liberty Interactive since April 2010.

Board Membership Qualifications: Ms. Wong brings to our board significant experience in the media and entertainment industry, having an extensive background in media programming across a variety of platforms, as well as executive leadership experience with the management and operation of companies in the entertainment sector. Her experience with programming development and production, brand enhancement and marketing brings a pragmatic and unique perspective to our board. Her professional expertise, combined with her continued involvement in the media and entertainment industry, makes her a valuable member of our board.

Richard N. Baer Age: 57

Senior Vice President and General Counsel of our company since January 2013. Executive Vice President and Chief Legal Officer of UnitedHealth Group Incorporated from May 2011 to December 2012. Executive Vice President and General Counsel of Qwest Communications International Inc. from December 2002 to April 2011 and Chief Administrative Officer from August 2008 to April 2011.

Albert E. Rosenthaler Age: 54	A Senior Vice President of our company (including our predecessor) since May 2007. A Senior Vice President of Liberty Interactive since April 2002.

Christopher W. Shean Age: 48

A Senior Vice President of our company (including our predecessor) since May 2007 and the Chief Financial Officer since November 2011. The Controller of our former parent company, currently known as Starz and previously known as Liberty Media Corporation (Old LMC) from May 2007 to October 2011. A Senior Vice President of Liberty Interactive since January 2002 and the Chief Financial Officer since November 2011. The Controller of Liberty Interactive from October 2000 to October 2011 and a Vice President from October 2000 to January 2002.

There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption other than Evan D. Malone, who is the son of John C. Malone. During the past ten years, none of the above persons has had any involvement in any legal proceedings that would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of ethics is available on our website at www.libertymedia.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, whose chairman is Donne F. Fisher and whose other members are M. Ian G. Gilchrist and Larry E. Romrell. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market and the SEC, as such rules and regulations exist on the date of this report.  Our board of directors has determined that Mr. Gilchrist is an “audit committee financial expert” under applicable SEC rules and regulations.

Item 11.      Executive Compensation

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our named executive officers):

•                  John C. Malone, our Chairman of the Board;

•                  Gregory B. Maffei, our Chief Executive Officer and President;

•                  Christopher W. Shean, our Chief Financial Officer; and

•                  Richard N. Baer and Albert E. Rosenthaler, our other two most highly compensated executive officers at the end of 2013.

We collectively refer to these persons as our named executive officers.

Compensation Discussion and Analysis

Compensation Overview; Philosophy

The compensation committee of our board of directors has responsibility for establishing, implementing and regularly monitoring adherence to our compensation philosophy. That philosophy seeks to align the interests of the named executive officers with those of our stockholders, with the ultimate goal of appropriately motivating and rewarding our executives in an effort to increase stockholder value. To that end, the compensation packages provided to the named executive officers (other than Mr. Malone) include both cash and stock-based incentive compensation, with an emphasis placed on performance-based compensation.

The compensation committee seeks to approve a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive and that is competitive relative to the compensation packages paid to similarly situated executives in other companies. The compensation committee does not engage in any regular benchmarking analysis; rather, it is familiar with the range of total compensation paid by other companies and uses this range as a guide to ensure that the named executive officers receive attractive compensation packages. The compensation committee believes that our compensation packages should assist our company in attracting and retaining key executives critical to our long-term success.

In the case of all our named executive officers (other than Mr. Malone), the compensation committee believes that performance-based bonuses and equity incentive awards should represent a substantial portion of each named executive officer’s compensation package. At the 2012 annual stockholders meeting of Old LMC, stockholders representing 97.25% of the aggregate voting power of Old LMC present and entitled to vote on its say-on-pay proposal approved, on an advisory basis, Old LMC’s executive compensation, as disclosed in its proxy statement for the 2012 annual meeting of stockholders. No material changes were implemented to our executive compensation program as a result of this vote.  In connection with the spin-off of our company from Starz in January 2013 (the LMC Spin-Off), we assumed the existing compensation packages applicable to each named executive officer, as well as the say-on-pay and say-on-frequency votes that were held at the Old LMC 2012 annual meeting.

Services Agreements

Liberty Interactive Corporation.  In September 2011, our former parent company Old LMC was split-off (the Old LMC Split-Off) from its former parent company, Liberty Interactive. In January 2013, Old LMC completed the LMC Spin-Off. In connection with the Old LMC Split-Off, Old LMC entered into a services agreement with Liberty Interactive, which we assumed in the LMC Spin-Off. Pursuant to the services agreement, in 2013, Liberty Interactive compensated us for the portion of the salary and certain other compensation we paid to our employees, including the named executive officers, that was allocable to Liberty Interactive for time spent by each such employee on matters related to that company. However, the 2013 performance-based bonuses earned by the named executive officers of our company and Liberty Interactive were paid directly by our company and Liberty Interactive, respectively, and no portion thereof was allocable under the services agreement.  During 2013, the allocable percentages of time spent performing services for Liberty Interactive, on the one hand, and our company, on the other hand, were reviewed quarterly by our Audit Committee for reasonableness. The salaries and certain perquisite information included in the “Summary Compensation Table” below reflect the portion of the compensation paid by and allocable to Liberty Media and do not reflect the portion of the compensation allocable to Liberty Interactive and for which Liberty Interactive reimbursed Liberty Media under the services agreement. During the year ended December 31, 2013, the weighted average percentage of each such named executive officer’s time that was allocated to our company was: Mr. Malone - 34%; Mr. Maffei - 50%; Mr. Baer - 52%; Mr. Rosenthaler - 56%; and Mr. Shean - 50%.

Starz.  In January 2013, we separated from Starz in the LMC Spin-Off.  In connection with the LMC Spin-Off, we entered into a services agreement with Starz, pursuant to which Starz will compensate us for the portion of the salary and other cash compensation we pay to our employees, including our named executive officers (other than Mr. Maffei) for 2013, that is allocable to Starz for time spent by each such employee on matters related to that company.  The services agreement provides that Mr. Maffei’s base salary will be allocable to Starz for time spent on matters related to Starz and provides that none of Mr. Maffei’s performance-based bonus will be allocable to Starz.

Role of Chief Executive Officer in Compensation Decisions

Recommendations with respect to our executive compensation are obtained from our Chief Executive Officer as to all elements of each other named executive officer’s compensation package (other than Mr. Malone’s).  In taking these actions, our Chief Executive Officer evaluates the performance and contributions of each such other named executive officer, given his respective areas of responsibility, and, in doing so, considers various qualitative factors such as:

•                  the named executive officer’s experience and overall effectiveness;

•                  the named executive officer’s performance against individual performance goals;

•                  the responsibilities of the named executive officer, including any changes to those responsibilities over the year;

•                  the named executive officer’s demonstrated leadership and management ability;

•                  the named executive officer’s compensation relative to other executives at our company with similar, greater or lesser responsibilities;

•                  the named executive officer’s compensation relative to compensation paid to similarly situated executives at companies within our industry;

•                  the named executive officer’s years of service with us; and

•                  the performance of any group for which the named executive officer is primarily responsible.

Setting Executive Compensation

In making its compensation decision for each named executive officer (other than Mr. Malone), our compensation committee considers the following:

•                  each element of the named executive officer’s historical compensation, including salary, bonus, equity compensation, perquisites and other personal benefits;

•                  the financial performance of our company compared to internal forecasts and budgets;

•                  the scope of the named executive officer’s responsibilities;

•                  the performance of the group reporting to the named executive officer; and

•                  the performance evaluations and compensation recommendations given by our Chief Executive Officer as to each other named executive officer.

Our compensation committee also considers the total compensation paid by companies that operate in the same industries as our company and our subsidiaries and uses this industry knowledge as a guide to determine whether our named executive officers receive attractive compensation packages. Companies in our and our subsidiaries’ industries consist of media, telecommunications and entertainment companies, and include companies with which we may compete for executive talent and stockholder investment and also include companies in those industries that are similar to our company in size, geographic location or complexity of operations.  Our compensation committee did not re-assess the compensation data in 2013 that it had compiled in prior years with respect to these industries. Rather, it relied on prior year assessments in determining not to make any substantive changes to our executive compensation structure, other than revising the performance-based bonus program to give effect to the impact of the LMC Spin-Off.

For 2013, the named executive officers’ compensation packages (other than that of Mr. Malone) were comprised primarily of a base salary and a performance-based bonus.  No new equity awards were granted to any of the named executive officers in 2013, as they all (other than Mr. Malone) received grants of equity incentive awards in prior years that were intended to cover a multi-year period.

With respect to all named executive officers (other than Mr. Malone), the compensation committee believes in weighing equity incentive compensation more heavily than cash compensation, which is a practice that may not be consistently followed by other companies that operate in the same industry as our company.  Mr. Malone’s compensation is governed by the terms of his employment agreement with our company.  See “—Executive Compensation Arrangements—John C. Malone.”

Elements of 2013 Executive Compensation

For 2013 the principal components of compensation for the named executive officers (other than Mr. Malone) were:

•                  base salary;

•                  a performance-based bonus, payable in cash;

•                  equity incentive awards granted in prior years;

•                  perquisites and other limited personal benefits; and

•                  deferred compensation arrangements.

Base Salary

The base salaries of the named executive officers are reviewed on an annual basis (other than Messrs. Malone and Maffei, whose salaries are governed by their respective employment agreements), as well as at the time of any change in responsibilities. Typically, after establishing a named executive officer’s base salary, salary increases are limited to cost-of-living adjustments and adjustments based on an evaluation of a named executive officer’s job performance, any changes in the scope of the named executive officer’s responsibilities, and the named executive officer’s salary level compared to other named executive officers. Our compensation committee believes base salary should be a relatively smaller portion of each named executive officer’s overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders. Our compensation committee considered similar factors when setting the base salary and annual increases to be paid to Mr. Maffei and Mr. Baer under their respective employment agreements, which were assumed by our company. Similarly, in accordance with the terms of his employment agreement, Mr. Malone’s cash compensation is limited. After completion of the annual review described above, the base salaries of Mr. Rosenthaler and Mr. Shean were increased by 3%, reflecting a cost-of-living adjustment. Mr. Maffei received the increase prescribed by his employment agreement and Mr. Baer’s base salary for 2013, the first year of employment under his employment agreement, was established pursuant to his employment agreement. Mr. Malone received no increase under the terms of his employment agreement.

2013 Performance-based Bonuses

For 2013, our compensation committee adopted an annual, performance-based bonus program for each of the named executive officers (other than Mr. Malone), which was structured to comply with Section 162(m) of the Internal Revenue Code (the Code).  The 2013 bonus program was comprised of two components: a bonus amount payable based on each participant’s individual performance (the Individual Performance Bonus) and a bonus amount payable based on the corporate performance of our company (the Corporate Performance Bonus).  No amounts would be payable under our 2013 bonus program unless a minimum corporate performance was achieved: the combined Adjusted OIBDA of TruePosition, Inc. (TruePosition), the Atlanta National League Baseball Club, Inc. (ANLBC), certain of our other consolidated subsidiaries, and a proportionate share of the equivalent measure of Adjusted OIBDA of Sirius XM and Live Nation, for the year ended December 31, 2013 was required to exceed $370 million (the Threshold).  If the Threshold was met, the notional bonus pool for our company would be funded with 6% of the amount by which such combined Adjusted OIBDA exceeded $370 million (the bonus pool). If the bonus pool was insufficient to cover the aggregate maximum bonus amounts of all participants (as described in more detail below), each participant’s maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount.

For purposes of the bonus program, Adjusted OIBDA is defined as revenue less cost of sales, operating expense and SG&A (excluding stock compensation).  Neither Sirius XM nor Live Nation reports Adjusted OIBDA information.  As a result, we used the most similar non-GAAP measure reported by Sirius XM, Adjusted EBITDA. For a definition of Adjusted EBITDA as defined by Sirius XM, please see Sirius XM’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 4, 2014.  In addition, we used Adjusted Operating Income to determine Live Nation results. Adjusted Operating Income or AOI is a non-GAAP financial measure.  For a definition of AOI as defined by Live Nation, please see Live Nation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014.

Each participant was assigned a maximum bonus amount, expressed as a multiple of his base salary (without giving effect to the allocation of such salary between our company and Liberty Interactive). The maximum bonus amounts were 400%, 200%, 150% and 150% for Messrs. Maffei, Baer, Rosenthaler and Shean, respectively (each participant’s Ultimate Maximum Bonus), consistent with the percentages applied to our named executive officers with respect to our previous performance-based bonus programs.  Although Liberty Interactive adopted a corollary performance-based bonus program for 2013 with the same maximum bonus amounts achievable by the overlapping named executive officers, our compensation committee and Liberty Interactive’s compensation committee agreed that it was the intention of both committees that each overlapping named executive officer would not receive, in the aggregate from the two companies, more than his applicable Ultimate Maximum Bonus.

Assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LMC Maximum Individual Bonus) equal to the LMC Allocable Time Percentage (as defined below) multiplied by 60% of his Ultimate Maximum Bonus (the Ultimate Maximum Individual Bonus), subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of our company. The LMC Allocable Time Percentage for each participant is equal to the percentage of such participant’s time that was spent performing services for our company under the services agreement, as determined by our compensation committee for purposes of the payment of bonuses: 50% as to Mr. Maffei; 60% as to Mr. Baer; 58% as to Mr. Rosenthaler; and 50% as to Mr. Shean.  Under Liberty Interactive’s corollary program, each participant was entitled to receive from Liberty Interactive an amount (the LIC Maximum Individual Bonus) equal to the remaining portion of the Ultimate Maximum Individual Bonus, subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of Liberty Interactive.  Our compensation committee believes this construct was appropriate in light of the services agreement and the fact that each participant splits his professional time and duties.

Also, assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LMC Maximum Corporate Bonus) equal to the LMC Corporate Percentage (as defined below) multiplied by 40% of his Ultimate Maximum Bonus (the Ultimate Maximum Corporate Bonus), subject to reduction based on a subjective determination of the corporate performance of our company.  The LMC Corporate Percentage was determined by reference to the historical relative market capitalizations of our company and Liberty Interactive.  Under Liberty Interactive’s corollary program, each participant was entitled to receive from Liberty Interactive an amount (the LIC Maximum Corporate Bonus) equal to the remaining portion of the Ultimate Maximum Corporate Bonus, subject to reduction based on a subjective determination of the corporate performance of Liberty Interactive.

In December 2013, our compensation committee and the Liberty Interactive compensation committee collaborated in their review of our respective named executive officers’ individual performance criteria and their review of each company’s corporate performance metrics and ensured that the Ultimate Maximum Bonus payable to each overlapping named executive officer was not exceeded.  Notwithstanding this collaborative effort, our compensation committee retained sole and exclusive discretion with respect to the approval of award terms and amounts payable under our bonus program.

Also, in December 2013, our compensation committee determined that the combined Adjusted OIBDA for TruePosition, ANLBC, certain of our other consolidated subsidiaries, and a proportionate share of the equivalent measure of Adjusted OIBDA of Sirius XM and Live Nation, was approximately $787 million using the formula described above, exceeding the Threshold by approximately $417 million, thereby creating a notional bonus pool of approximately $25 million, which exceeded the amount necessary to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount.

Individual Performance Bonus.  Our compensation committee then reviewed the individual performance of each participant to determine the reductions that would apply to each participant’s LMC Maximum Individual Bonus. The compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure.  This determination was based on reports of our board, the observations of committee members throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participants for determining the reduction that would apply to the LMC Maximum Individual Bonus, our compensation committee considered the various performance objectives related to our company which had been assigned to each participant for 2013, including:

Individual	Performance Objectives

Gregory B. Maffei

•                                Outperform peer and stock market indices by 5%

•                                Invest excess capital

•                                Oversee Sirius XM investment, including increasing ownership

•                                Complete spin-off from Starz

•                                Oversee Barnes & Noble, Braves and Live Nation investments

•                                Reorganize personnel to balance management of investments

Richard N. Baer

•                                Provide sound and timely advice to senior management and board

•                                Provide effective legal support in mergers and acquisitions and other transactional matters

•                                Provide legal support to subsidiaries

•                                Achieve positive results in litigation

•                                Assess compliance programs

•                                Reduce compliance and discovery costs

Albert E. Rosenthaler	• Continue legislative efforts • Provide effective tax support on strategic initiatives and transactional activity

Individual	Performance Objectives

• Lead fast—track mediation with IRS for unresolved tax issues; obtain full or partial acceptance letters from IRS for 2013 Compliance Assurance Process

Christopher W. Shean

•                                Oversee purchase accounting and financial consolidation process of Sirius XM

•                                Assist in mergers and acquisition activities; assist in capital analysis and strategic analysis at subsidiaries

•                                Lead Treasury, Accounting and HR teams in achieving goals

•                                Implement process improvements and expense reductions

•                                Oversee timely and accurate filings with SEC

Following a review of the participants’ performance, our compensation committee determined to pay each participant the following portion of his LMC Maximum Individual Bonus:

Name	LMC Maximum Individual Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$2,083,725	62.5%	$1,302,329
Richard N. Baer	$594,000	81.3%	$482,625
Albert E. Rosenthaler	$370,770	87.5%	$324,424
Christopher W. Shean	$356,895	50%	$178,448

Corporate Performance Bonus.  Our compensation committee then made a subjective determination as to the reductions that would apply to each participant’s LMC Maximum Corporate Bonus. In making this determination, our compensation committee reviewed forecasts of 2013 Adjusted OIBDA, revenue and free cash flow (as defined below) for TruePosition, ANLBC, certain of our other consolidated subsidiaries, and a proportionate share of Sirius XM and Live Nation, all of which forecasts were prepared in December 2013 and are set forth in the table below.  Also set forth in the table below are the corresponding actual financial measures achieved for 2013, which were all slightly higher than our forecasted results for our company. In determining whether any reductions would be made to the LMC Maximum Corporate Bonus payable to each participant, our compensation committee weighted the corporate performance metrics as follows: 25% attributable to revenue growth, 50% attributable to Adjusted OIBDA growth and 25% attributable to growth in free cash flow.

(dollar amounts in millions)	2013 Forecast	2013 Actual	Actual / Forecast
Revenue(1)	$3,953	$4,028.7	101.9%
Adjusted OIBDA(1)	$787	$790.7	100.5%
Free Cash Flow(1),(2)	$567	$571.7	100.8%

(1) Revenue, Adjusted OIBDA and Free Cash Flow information represents the summation for TruePosition, ANLBC, certain of our other consolidated subsidiaries, and a proportionate share of Sirius XM and Live Nation.

(2) Defined for purposes of the bonus program as Adjusted OIBDA less all other operating and investing items.

Based on a review of these forecasts, our compensation committee determined that the growth metrics were achieved to the extent described below:

Growth Factor	Liberty Media Corporation
Revenue	25% of a possible 25%
Adjusted OIBDA	50% of a possible 50%
Free Cash Flow	25% of a possible 25%

Our compensation committee then used its subjective discretion to translate the achievement of these growth metrics into a percentage payable to each participant of his LMC Maximum Corporate Bonus, as follows:

Name	LMC Maximum Corporate Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$1,111,320	100%	$1,111,320
Richard N. Baer	$264,000	100%	$264,000
Albert E. Rosenthaler	$170,469	100%	$170,469
Christopher W. Shean	$190,344	100%	$190,344

Aggregate Results. The following table presents information concerning the aggregate 2013 performance-based bonus amounts payable to each named executive officer by our company (other than Mr. Malone), after giving effect to the determinations described above.

Name	Individual Performance Bonus	Corporate Performance Bonus	Total Bonus
Gregory B. Maffei	$1,302,329	$1,111,320	$2,413,649
Richard N. Baer	$482,625	$264,000	$746,625
Albert E. Rosenthaler	$324,424	$170,469	$494,893
Christopher W. Shean	$178,448	$190,344	$368,792

Our compensation committee then noted that, when combined with the total 2013 performance-based bonus amounts paid by Liberty Interactive to the overlapping named executive officers, each of our named executive officers received the following portion of his respective Ultimate Bonus Amount:

Name	Ultimate Maximum Bonus	Combined Percentage Paid
Gregory B. Maffei	$6,945,752	58.3%
Richard N. Baer	$1,650,000	69.6%
Albert E. Rosenthaler	$1,065,432	73.3%
Christopher W. Shean	$1,189,650	50.8%

For more information regarding these bonus awards, please see the “Grants of Plan-Based Awards” table below.

Equity Incentive Compensation

Consistent with our compensation philosophy, our compensation committee believes in aligning the interests of the named executive officers with those of our stockholders through awards of stock-based incentive compensation. This ensures that our executives have a continuing stake in our long-term success. Our compensation committee believes that stock-based compensation should be weighed more heavily than cash compensation in determining each named executive officer’s overall compensation mix.

The Liberty Media Corporation 2013 Incentive Plan, as amended (the incentive plan), provides for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units, stock appreciation rights and performance awards. Our compensation committee has a preference for grants of stock options and awards of restricted stock (as compared with other types of available awards under the incentive plan) based on the belief that they better promote retention of key employees through the continuing, long-term nature of an equity investment.  It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, measured by reference to the closing sale price on the grant date.

Recently, our compensation committee (and, prior to the Old LMC Split-Off, the Liberty Interactive compensation committee) determined to make larger grants (equaling approximately four to five years’ value of the annual grants made in years prior to 2009) that vest between four and five and three-quarters years after grant, rather than making annual grants over the same period. These multi-year grants provide for back-end weighted vesting and generally expire 10 years after grant to encourage executives to remain with the company over the long-term and to better align their interests with those of the stockholders. In that regard, multi-year awards were granted to our named executive officers prior to 2013, and, accordingly, no new equity incentive awards were granted to the named executive officers during the 2013 calendar year.

Perquisites and Other Personal Benefits.    The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees, such as matching contributions to the Liberty Media 401(k) Savings Plan and the payment of life insurance premiums) consist of:

•                  limited personal use of corporate aircraft;

•                  occasional, personal use of an apartment in New York City owned by a subsidiary of our company, which is primarily used for business purposes, and occasional, personal use of a company car and driver;

•                  a deferred compensation plan that provides above-market preferential returns; and

•                  in the case of Mr. Malone, an annual allowance of $1 million for personal expenses provided pursuant to the terms of his employment agreement (see “—Executive Compensation Arrangements—John C. Malone”).

Taxable income may be incurred by our executives in connection with their receipt of perquisites and personal benefits. Other than as contemplated by Mr. Malone’s employment agreement, we have not provided gross-up payments to our executives in connection with any such taxable income incurred during the past three years.

Aircraft Usage.   On occasion, and with the approval of our Chairman or Chief Executive Officer, executives may have family members and other guests accompany them on our corporate aircraft when traveling on business. Under the terms of the employment arrangements with our Chairman and Chief Executive Officer, those individuals and their guests may use corporate aircraft for non-business purposes subject to specified limitations.

Pursuant to a February 2013 letter agreement between us and Mr. Maffei, Mr. Maffei is entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft.  The February 2013 letter agreement replaced in its entirety, on substantially the same terms, a letter agreement originally entered into by Mr. Maffei and Liberty Interactive that was assumed by Old LMC in the Old LMC Split-Off and later by Liberty Media in the LMC Spin-Off). Under Mr. Maffei’s employment agreement, if Mr. Maffei’s employment terminates due to disability, for good reason or without cause, Mr. Maffei will be entitled to continued use of the company’s aircraft for 18 months after termination of his employment. Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of our corporate aircraft. Flights where there are no passengers on company-owned aircraft are not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

The cost of Mr. Malone’s personal use of our corporate aircraft, calculated in accordance with SIFL, counts toward his $1 million personal expense allowance (described above).

For disclosure purposes, we determine incremental cost using a method that takes into account:

•                  landing and parking expenses;

•                  crew travel expenses;

•                  supplies and catering;

•                  aircraft fuel and oil expenses per hour of flight;

•                  any customs, foreign permit and similar fees; and

•                  passenger ground transportation.

Because the company’s aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, purchase or lease costs of aircraft and costs of maintenance and upkeep.

Pursuant to our aircraft time sharing agreements with Liberty Interactive, Liberty Interactive pays us for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Malone using our corporate aircraft that are allocable to Liberty Interactive. Pursuant to aircraft time sharing agreements with Liberty Interactive and Starz, Liberty Interactive and Starz pay us for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using our corporate aircraft that are allocable to Liberty Interactive or Starz, as the case may be. Starz reimburses us only for Mr. Maffei’s use of our corporate aircraft for Starz business.

For purposes of determining an executive’s taxable income, personal use of our aircraft is valued using a method based on SIFL rates, as published by the Treasury Department. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount we may deduct for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Code to the extent that the named executive officer’s compensation that is subject to that limitation exceeds $1 million. See “—Deductibility of Executive Compensation” below.

Deferred Compensation

To help accommodate the tax and estate planning objectives of the named executive officers, as well as other executives with the title of Vice President and above, our board of directors assumed the previously established Liberty Media Corporation 2006 Deferred Compensation Plan (as amended and restated) in connection with the LMC Spin-Off. Under that plan, participants may elect to defer up to 50% of the portion of their base salaries and their cash performance bonuses that are allocable to our company. Compensation deferred under the plan that otherwise would have been received in 2013 will earn interest income at the rate of 9% per annum, compounded quarterly, for the period of the deferral. In the LMC Spin-Off, we assumed the plan and all outstanding obligations thereunder.  Since the LMC Spin-Off, the named executive officers may not participate in the plan with respect to any portion of their cash performance bonuses paid by Liberty Interactive. In addition, Mr. Shean had a deferral election in place for his 2011 performance-based bonus, with respect to which Liberty Interactive will remain responsible for the payment of such deferred amount and all deferred interest thereon going forward. For more information on this plan, see “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” and the “—Nonqualified Deferred Compensation Plans” table below.

We provide Mr. Malone with certain deferred compensation arrangements that were entered into by our predecessors and assumed by us in connection with the various restructurings that we have undergone. Beginning in February 2009, Mr. Malone began receiving accelerated payments under those deferred compensation arrangements. For more information on these arrangements, see “—Executive Compensation Arrangements—John C. Malone” below.

Deductibility of Executive Compensation

In developing the compensation packages for the named executive officers, the deductibility of executive compensation under Section 162(m) of the Code is considered. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options granted by our predecessors under their incentive plans (and assumed by us to the extent applicable under the Liberty Media Corporation Transitional Stock Adjustment Plan) or to be granted under the incentive plan. Our compensation committee has not adopted a policy requiring all compensation to be deductible under Section 162(m) of the Code, in order to maintain flexibility in making compensation decisions. Portions of the compensation we pay to certain of the named executive officers may not be deductible due to the application of Section 162(m) of the Code.

Policy on Restatements

In those instances where we grant cash or equity-based incentive compensation, we include in the related agreement with the executive a right, in favor of our company, to require the executive to repay or return to the company any cash, stock or other incentive compensation (including proceeds from the disposition of shares received upon exercise of options or stock appreciation rights). That right will arise if (1) a material restatement of any of our financial statements is required and (2) in the reasonable judgment of our compensation committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, our compensation committee may take into account, among other factors it deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. The cash, stock or other compensation that we may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement. The compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any stock appreciation right held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position (as of 12/31/13)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)(6)(7)		Total ($)

John C. Malone	2013	884	—	—	—	—	252,176	539,176	(8)	792,236
Chairman of the Board	2012	1,300	—	—	—	—	257,336	548,730	(8)	807,366
	2011	455	—	—	—	—	65,489	469,863	(8)	535,807

Gregory B. Maffei	2013	868,219	—	—	—	2,413,619	9,366	277,561	(9)	3,568,765
President and Chief Executive Officer	2012	875,109	—	—	53,894,196	2,223,467	—	252,323	(9)	57,245,095
	2011	275,625	—	—	—	2,853,900	—	64,018	(9)	3,193,543

Richard N. Baer	2013	419,100	—	—	—	746,625	—	2,549		1,168,274
Senior Vice President and General Counsel

Albert E. Rosenthaler	2013	397,761	—	—	—	494,893	—	15,748		908,403
Senior Vice President	2012	413,760	—	—	3,390,158	372,901	—	16,573		4,193,392
	2011	100,425	—	—	—	507,648	—	605		608,678

Christopher W. Shean	2013	396,550	—	—	—	368,792	17,499	13,605		796,446
Senior Vice President and Chief Financial Officer	2012	385,000	—	—	3,390,158	338,415	15,870	13,355		4,142,798
	2011	100,425	—	—	—	428,563	3,377	394		532,759

(1)                                 Represents only that portion of each named executive officer’s salary that was allocated to Old LMC with respect to the years ended December 31, 2011 and 2012 and to our company with respect to the year ended December 31, 2013 under the services agreement. For a description of the allocation of compensation between Old LMC prior to and our company following the LMC Spin-Off and Liberty Interactive, see “—Compensation Discussion and Analysis—Services Agreements.”

(2)                                 Reflects the incremental fair value of the equity incentive awards received in Old LMC’s 2012 option modification program, which has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2013 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2014).

(3)                                 The Option Awards set forth in this column with respect to the year ended December 31, 2012 were received by our named executive officers (other than Mr. Malone and Mr. Baer) in connection with Old LMC’s 2012 option modification program.

(4)                                 Reflects the above-market earnings credited during 2013 to the deferred compensation accounts of each applicable named executive officer. See “—Compensation Discussion and Analysis—Elements of 2013 Executive Compensation—Deferred Compensation,” “—Executive Compensation Arrangements—John C. Malone,” and “—Nonqualified Deferred Compensation Plans” below.

(5)                                 Included in this column are the following life insurance premiums paid on behalf of each of the named executive officers and allocated to our company under the services agreement:

	Amounts ($)
Name	2013	2012	2011
John C. Malone	3,082	4,532	1,586
Gregory B. Maffei	1,311	1,387	605
Richard N. Baer	2,549	—	—
Albert E. Rosenthaler	1,468	1,573	605
Christopher W. Shean	855	855	394

(6)                                 We make available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(7)                                 In connection with the Old LMC Split-Off, we assumed the sponsorship and administration of the Liberty Media 401(k) Savings Plan, which had previously been sponsored and administered by Liberty Interactive. This plan provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and we contribute a matching contribution based on the participants’ own contributions up to the maximum matching contribution set forth in the plan. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution. Prior to our assumption of the plan in the Old LMC Split-Off in 2011, the employer matching contributions to the plan had been made by Liberty Interactive up to the annual maximum. Accordingly, no amounts with respect to plan contributions are reflected with respect to 2011.

Generally, participants acquire a vested right in our matching contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

Included in this column, with respect to each named executive officer (other than Mr. Baer) are the following matching contributions made by our company to the Liberty Media 401(k) Savings Plan in 2013:

Name	Amounts ($)
John C. Malone	8,670
Gregory B. Maffei	12,750
Albert E. Rosenthaler	14,280

Name	Amounts ($)
Christopher W. Shean	12,750

With respect to these matching contributions, all of our named executive officers are fully vested.

(8)                                 Includes the following amounts which were allocated to our company under the services agreement:

	Amounts ($)
	2013	2012	2011
Reimbursement for personal legal, accounting and tax services	124,954	193,061	87,891
Compensation related to personal use of corporate aircraft (a)	255,455	92,794	47,004
Tax payments made on behalf of Mr. Malone	143,833	236,243	328,129

(a) Calculated based on aggregate incremental cost of such usage to our company.

Also includes miscellaneous personal expenses, such as courier charges.

(9)                                 Includes the following amounts which were allocated to our company under the services agreement:

	Amounts ($)
	2013	2012	2011
Compensation related to personal use of corporate aircraft (a)	262,750	235,590	63,413

(a) Calculated based on aggregate incremental cost of such usage to our company

Executive Compensation Arrangements

John C. Malone

In connection with the merger of TCI and AT&T in 1999, an employment agreement between John C. Malone and TCI was assigned to a predecessor of Liberty Interactive. Mr. Malone’s employment agreement and his deferred compensation arrangements, as described below, were assigned to Old LMC in connection with the Old LMC Split-Off and later to our company in connection with the LMC Spin-Off. The term of Mr. Malone’s employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by the Liberty Interactive compensation committee. Although the “Summary Compensation Table” table above reflects the portion of the aggregate incremental cost of Mr. Malone’s personal use of our corporate aircraft attributable to our company, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL, which aggregated $187,065 for use of the aircraft by our company and Liberty Interactive during the year ended December 31, 2013. Liberty Interactive is allocated, and reimburses us for, portions of the other components of the payments/reimbursements to Mr. Malone described above.

In December 2008, the Liberty Interactive compensation committee determined to modify Mr. Malone’s employment arrangements to permit Mr. Malone to begin receiving fixed monthly payments in 2009, in advance of a termination event, in satisfaction of its obligations to him under a 1993 deferred compensation arrangement, a 1982 deferred compensation arrangement and an installment severance plan, in each case, entered into with him by Liberty Interactive’s predecessors (and which had been assumed by Liberty Interactive). At the time of the amendment, the amounts owed to Mr. Malone under these arrangements aggregated approximately $2.4 million, $20 million and $39 million, respectively. As a result of these modifications, Mr. Malone receives 240 equal monthly installments, which commenced February 2009, of:  (1) approximately $20,000 under the 1993 deferred compensation arrangement, (2) approximately $237,000 under the 1982 deferred compensation arrangement and (3) approximately $164,000 under the installment severance plan. Interest ceased to accrue under the installment severance plan once these payments began; however, interest continues to accrue on the 1993 deferred compensation arrangement at a rate of 8% per annum and on the 1982 deferred compensation arrangement at a rate of 13% per annum. In connection with the LMC Spin-Off, we assumed these payment obligations from Old LMC, who had in turn assumed them from Liberty Interactive in the Old LMC Split-Off.

Under the terms of Mr. Malone’s employment agreement, he is entitled to receive upon the termination of his employment at our election for any reason (other than for death or “cause”), a lump sum equal to his salary for a period of 5 full years following termination (calculated on the basis of $2,600 per annum, the lump sum severance payment). As described above, in connection with the LMC Spin-Off, we assumed Mr. Malone’s employment agreement and all outstanding obligations thereunder from Old LMC (which were previously assumed by Old LMC in the Old LMC Split-Off), and Liberty Interactive will reimburse us for its allocated portion of any such lump sum severance payments made thereunder.

For a description of the effect of any termination event or a change in control of our company on his employment agreement, see “—Potential Payments Upon Termination or Change in Control” below.

Gregory B. Maffei

Employment Agreement. On December 17, 2009, the compensation committee of Liberty Interactive approved in principle a new compensation arrangement in favor of Mr. Maffei providing, among other things, for a five year employment term beginning January 1, 2010 and ending December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year’s base salary, and an annual target cash bonus equal to 200% of the applicable year’s annual base salary. On May 17, 2010, Liberty Interactive entered into a definitive employment agreement with Mr. Maffei, memorializing the compensation arrangement that was approved in principle by the Liberty Interactive compensation committee on December 17, 2009. The employment agreement also included terms related to Liberty Interactive equity awards held by Mr. Maffei, including the multi-year award of options that was granted to him on December 17, 2009.

Prior to our assumption of Mr. Maffei’s employment agreement in connection with the LMC Spin-Off, Old LMC assumed Mr. Maffei’s 2009 employment agreement in connection with the Old LMC Split-Off and in February 2012 the agreement was amended and restated effective as of September 23, 2011 to reflect the change in employer and to specify the equity awards covered by the agreement following the Old LMC Split-Off, which included Mr. Maffei’s December 17, 2009 grant of options. After giving effect to the adjustments made to equity awards in connection with the Old LMC Split-Off, the elimination of Old LMC’s tracking stock structure, the creation of the Liberty Ventures tracking stock at Liberty Interactive, the LMC Spin-Off and Old LMC’s 2012 option modification program, as of March 31, 2014, the multi-year award granted to Mr. Maffei on December 17, 2009 has been converted into, exchanged for or adjusted to the following equity awards: options to acquire 5,933,101 shares of Liberty Interactive’s Series A Liberty Interactive common stock at an exercise price of $19.255, options to acquire 278,831 shares of Liberty Interactive’s Series A Liberty Ventures common stock at an exercise price of $58.80, options to acquire 1,179,830 shares of our company’s Series A common stock at an exercise price of $94.92, options to acquire 1,184,017 shares of Starz’s Series A common stock at an exercise price of $13.32, 813,647 restricted shares of our company’s Series A common stock, 813,647 restricted shares of Starz’s Series A common stock, 2,591,584 restricted shares of Liberty Interactive’s Series A Liberty Interactive common stock and 147,387 restricted shares of Liberty Interactive’s Series A Liberty Ventures common stock (as related to our common stock, the Multi-Year Award). One-half of these options and restricted shares vested on December 17, 2013, with the remaining options and restricted shares vesting on December 17, 2014, in each case, subject to Mr. Maffei being employed by our company on the applicable vesting date and to the early vesting events described below. The options have a term of 10 years.

The amended and restated agreement provides that, in the event Mr. Maffei is terminated for cause (as defined in the agreement) he will be entitled only to his accrued base salary, unpaid expenses and any amounts due under applicable law, and he will forfeit all rights to his unvested restricted shares and unvested options. If Mr. Maffei terminates his employment without good reason (as defined in the agreement), he will be entitled only to his accrued base salary, accrued but unpaid bonus for the prior year, unpaid expenses and any amounts due under applicable law (Standard Payments), and he will forfeit all rights to his unvested restricted shares and unvested options. However, in both cases, his vested, unexercised options and similar rights as of his termination date will remain exercisable either (1) for 90 days after his termination or until the original expiration date of the applicable award, if sooner, or (2) if any such termination of his employment occurs following December 31, 2014 or following a change in control of Liberty Media (as defined in the agreement), until the original expiration date of the applicable award. If Mr. Maffei is terminated by Liberty Media without cause or if he terminates his employment for good reason, the agreement provides for him to receive the Standard Payments and a severance payment of $7.8 million and provides for his unvested restricted shares and unvested options and similar rights (including his Multi-Year Award) to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options and similar rights to remain exercisable until their respective expiration dates;

provided, that if Mr. Maffei continues to be employed by Liberty Interactive following such a termination from Liberty Media, without cause or for good reason, he may elect to have certain of his unvested equity awards continue to vest in accordance with the terms of the agreement based on his continued service with Liberty Interactive. If a termination without cause or for good reason occurs within 90 days before or 210 days after members of the Malone Group (as defined in the agreement) cease to meet certain ownership requirements with respect to Liberty Media as described in the agreement, then Mr. Maffei’s unvested restricted shares and unvested options and similar rights granted by Liberty Media will instead vest in full and will remain exercisable until their respective expiration dates. In the case of Mr. Maffei’s death or his disability, the agreement provides for the right to receive the Standard Payments and a severance payment of $7.8 million, for his unvested restricted shares and unvested options and similar rights to fully vest and for his vested and accelerated options and similar rights to remain exercisable until their respective expiration dates. Further, in the event of certain change in control transactions, including spin-off or split-off transactions which exceed a specified threshold of Liberty Media’s consolidated assets, Mr. Maffei’s unvested restricted shares and unvested options and similar rights would vest in full unless Mr. Maffei is named the Chief Executive Officer of the spin-off or split-off entity and his equity awards are adjusted in the transaction in such a manner as to preserve the intrinsic value thereof. In addition, if Mr. Maffei is terminated without cause or due to disability, or terminates his employment for good reason, Mr. Maffei will be entitled to continuation of certain perquisites for 18 months, including use of our corporate aircraft.

Also pursuant to the amended and restated employment agreement, Mr. Maffei is entitled to customary benefits and perquisites provided to senior executive officers of Liberty Media and is entitled through the term of his amended and restated employment agreement (and in certain instances described above, for a period of 18 months after the end of his employment) to use of our corporate aircraft as provided in the February 2013 letter agreement. See “—Aircraft Usage” below. The amended and restated employment agreement further provides that it is intended to meet the requirements of Section 409A of the Code and provides for certain reimbursements to Mr. Maffei in the event the agreement does not so comply. The agreement also contains customary provisions pertaining to confidentiality and limitations on outside activities.

As described above, in connection with the Old LMC Split-Off and subsequently the LMC Spin-Off, Old LMC and later our company assumed Mr. Maffei’s employment agreement and all outstanding obligations thereunder (other than with respect to Liberty Interactive equity awards, which are now governed by a separate agreement between Mr. Maffei and Liberty Interactive). As a result, Liberty Interactive reimburses us for its allocated portion under the services agreement of customary benefits and perquisites to which Mr. Maffei is entitled pursuant to his employment agreement. Liberty Interactive will also reimburse us for its allocated portion of Mr. Maffei’s $7.8 million severance payment in the event of his termination as described above.

Aircraft Usage. We are party to a February 2013 letter agreement with Mr. Maffei (which replaced the 2008 letter agreement that was assumed by Old LMC in the Old LMC Split-Off and later by Liberty Media in the LMC Spin-Off), pursuant to which he is entitled to personal use of corporate aircraft not to exceed 120 hours of flight time per year through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of our corporate aircraft. Pursuant to our aircraft time sharing agreements with Liberty Interactive and Starz, Liberty Interactive and Starz pay us for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using our corporate aircraft that are allocable to Liberty Interactive or Starz, as the case may be. Starz reimburses us only for Mr. Maffei’s use of our corporate aircraft for Starz business, Flights where there are no passengers on company-owned aircraft are not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

Richard N. Baer

Employment Agreement.  On November 7, 2012, Old LMC entered into an executive employment agreement (the employment agreement), effective October 31, 2012, with Richard Baer.  Mr. Baer served as an independent contractor providing consulting services to Old LMC and Liberty Interactive from October 31, 2012 until the start of his employment as Senior Vice President and General Counsel with the companies on January 1, 2013. The employment agreement was assigned to Liberty Media in connection with the LMC Spin-Off.  The agreement provides for, among other things, a four year term ending on December 31, 2016, with an annual base salary of $825,000, subject to adjustments at Liberty Media’s discretion, and an annual discretionary bonus beginning in the calendar year 2013.  Pursuant to the terms of the agreement, Mr. Baer’s target bonus for each year is 100% of his annual base salary for that year, and in no event will his bonus for any year be greater than two times his annual base salary.  Mr. Baer is also entitled to certain benefits and perquisites available to Liberty Media’s senior executives.  Pursuant to the agreement, on November 8, 2012, as part of the consideration for his services under the employment agreement, Mr. Baer was granted a combination of options and restricted shares. One-half of these options vest on December 31, 2015, with the remaining options vesting on December 31, 2016, and one-half of these restricted shares vest on each of December 15, 2015 and December 15, 2016, in each case, subject to Mr. Baer being employed by our company on the applicable vesting date and to the early vesting events described below. The options have a term of 10 years. The other terms and conditions of Mr. Baer’s options and restricted shares, including acceleration and extended exercisability in connection with certain terminations of employment, are described in the applicable awards agreements.

The agreement provides that, in the event Mr. Baer is terminated for cause (as defined in the employment agreement), he will be entitled to his accrued but unpaid base salary through the date of termination and any unpaid expenses.  If, however, Mr. Baer terminates his employment for good reason (as defined in the employment agreement) or if his employment is terminated without cause (as defined in the employment agreement), then he is entitled to receive his accrued but unpaid base salary, any unpaid expenses, any accrued but unpaid bonus from the prior year and a severance payment of two times his annual base salary at the time of termination.  If Mr. Baer terminates his employment without good reason (as defined in the employment agreement) or for any reason, he is entitled to receive any accrued but unpaid base salary, any accrued but unpaid bonus from the prior year and any unpaid expenses.  In the case of Mr. Baer’s death or disability (as defined in the employment agreement), the employment agreement provides for the right for his estate or him, as applicable, to receive any accrued but unpaid base salary, any unpaid expenses, any accrued but unpaid bonus from the prior year and a severance payment of two times his annual base salary at the time of death or disability (as defined in the employment agreement).  As a condition to Mr. Baer’s receipt of any severance payments as a result of his termination, as well as any acceleration of vesting or extension of exercise periods described in the grant agreements for the equity grants, Mr. Baer must execute a severance agreement and release in favor of Liberty Media in accordance with the procedures set forth in the employment agreement.

Although not a party to Mr. Baer’s employment agreement, Liberty Interactive is obligated to reimburse Liberty Media for its allocable portion of any payments made to Mr. Baer thereunder (other than payments relating to equity awards which are directly settled with the applicable issuer) pursuant to the services agreement.

Equity Incentive Plans

The incentive plan is administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. Our compensation committee may grant non-qualified stock options, SARs, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing under the incentive plan (collectively, awards).

The maximum number of shares of our common stock with respect to which awards may be issued under the incentive plan is 25,000,000, subject to anti-dilution and other adjustment provisions of the incentive plan. With limited exceptions, under the incentive plan, no person may be granted in any calendar year awards covering more than 8,000,000 shares of our common stock (subject to anti-dilution and other adjustment provisions of the incentive plan) nor may any person receive under the incentive plan payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. The incentive plan has a 5 year term.

In connection with the LMC Spin-Off, our company’s board of directors adopted the Liberty Media Corporation Transitional Stock Adjustment Plan (the TSAP, and together with the incentive plan, the existing plans). The TSAP governs the terms and conditions of equity incentive awards with respect to our common stock issued in connection with adjustments made to equity incentive awards relating to Old LMC’s common stock that were granted prior to the LMC Spin-Off. No further grants are permitted under the TSAP.

2006 Deferred Compensation Plan

In connection with the Old LMC Split-Off (pursuant to which employees of Liberty Interactive became employees of Old LMC), Old LMC assumed the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended and restated, the 2006 deferred compensation plan) and all obligations outstanding thereunder. In connection with the LMC Spin-Off (pursuant to which employees of Old LMC became employees of our company), we assumed the 2006 deferred compensation plan and all obligations outstanding thereunder. Under the 2006 deferred compensation plan, officers at the level of Vice President and above are eligible to elect to defer up to 50% of the portion of such officer’s annual base salary and the portion of such officer’s cash performance bonus, in each case, allocable to our company pursuant to the services agreement, with the exception of the application of the previously made deferral elections to the 2011 performance-based bonuses which were paid by Liberty Interactive. Mr. Shean had a deferral election in place for such bonus, and Liberty Interactive will remain responsible for the payment of such deferred amount and all interest thereon going forward. Elections must be made in advance of certain deadlines and may include (1) the selection of a payment date, which generally may not be later than 30 years from the end of the year in which the applicable compensation is initially deferred, and (2) the form of distribution, such as a lump-sum payment or substantially equal annual installments over two to five years. Compensation deferred under the 2006 deferred compensation plan will earn interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.

In addition to the accelerated distribution events described under “—Potential Payments Upon Termination or Change-in-Control” below, at the eligible officer’s request, if the compensation committee determines that such officer has suffered a financial hardship, it may authorize immediate distribution of amounts deferred under the 2006 deferred compensation plan.

Our board of directors reserves the right to terminate the 2006 deferred compensation plan at any time. An optional termination by our board of directors will not result in any distribution acceleration.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2013 to the named executive officers (other than Mr. Malone, who did not receive any grants).

		Estimated Future Payouts under Non-equity Incentive Plan Awards
Name	Grant Date (1)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(3)

Gregory B. Maffei	2/4/2013	—	—	6,945,752

Richard N. Baer	2/4/2013	—	—	1,650,000

Albert E. Rosenthaler	2/4/2013	—	—	1,065,432

Christopher W. Shean	2/4/2013	—	—	1,189,650

(1)                     Reflects the date on which our compensation committee established the terms of the 2013 performance-based bonus program, as described under “Compensation Discussion and Analysis—Elements of 2013 Executive Compensation—2013 Performance-based Bonuses.”

(2)                     Our 2013 performance-based bonus program does not provide for a threshold bonus amount. The program also does not provide  for a target payout amount for any named executive officer that would be payable upon satisfaction of the performance criteria under the 2013 performance-based bonus program. For the actual bonuses paid by our company see the amounts included for 2013 in the column entitled Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above.

(3)                     Represents the maximum amount that would have been payable to each named executive officer assuming (x) the Threshold was met in order to permit the maximum bonus amounts to have been payable, (y) the full 60% of the participant’s maximum bonus amount attributable to individual performance was attained and (z) the full 40% of the participant’s maximum bonus amount attributable to corporate performance of our company was attained, and does not give effect to the allocation of any portion of such maximum bonus amount to Liberty Interactive under the services agreement. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2013 Executive Compensation—2013 Performance-based Bonuses.”

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2013 and held by the named executive officers (with the exception of John C. Malone, who had no outstanding equity awards as of December 31, 2013).

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Gregory B. Maffei
Option Awards
LMCA	148,602	—		94.92	3/29/14	—		—
LMCA	151,248	—		94.92	12/24/14	—		—
LMCA	443,783	—		94.92	12/16/15	—		—
LMCA	589,915	589,915	(1)	94.92	12/17/19	—		—

Stock Awards
LMCA	—	—		—	—	406,824	(1)	59,514,283

Richard N. Baer
Option Awards
LMCA	—	108,011	(2)	94.03	11/8/22	—		—

Stock Awards
LMCA	—	—		—	—	19,372	(3)	2,833,930

Albert E. Rosenthaler
Option Awards
LMCA	4,195	—		94.92	12/16/15	—		—
LMCA	2,286	—		94.92	12/17/16	—		—
LMCA	5,465	—		94.92	12/17/16	—		—
LMCA	33,675	67,351	(4)	94.92	3/19/20	—		—

Stock Awards
LMCA	—	—		—	—	38,182	(4)	5,585,645

Christopher W. Shean
Option Awards
LMCA	1,367	—		94.92	12/17/16	—		—

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

LMCA	33,675	67,351	(4)	94.92	3/19/20	—		—

Stock Awards
LMCA	—	—		—	—	38,182	(4)	5,585,645

(1)                     Vests in full on December 17, 2014.

(2)                     Vests 50% on December 31, 2015 and 50% on December 31, 2016.

(3)                     Vests 50% on December 15, 2015 and 50% on December 15, 2016.

(4)                     Vests 50% on June 30, 2014 and 50% on December 31, 2015.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of vested options and the vesting of restricted stock held by our named executive officers (with the exception of Messrs. Malone and Baer, who had no exercises of vested options or vesting of restricted stock), in each case, during the year ended December 31, 2013.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#) (1)	exercise ($)	vesting (#) (1)	vesting ($)

Gregory B. Maffei
LMCA	—	—	406,823		(2)

Albert E. Rosenthaler
LMCA	—	—	22,856		(2)

Christopher W. Shean
LMCA	10,579	564,813	22,856		(2)

(1)                     Includes shares withheld in payment of withholding taxes at election of holder.

(2)                     On December 4, 2012 (the Grant Date), to effect Old LMC’s 2012 option modification program, Old LMC’s compensation committee approved the acceleration of each unvested in-the-money option to acquire shares of LMCA held by certain of its and its subsidiaries’ officers (collectively, the Eligible Optionholders), including Old LMCA’s then- and our current-named executive officers Messrs. Maffei, Rosenthaler and Shean.  Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LMCA shares (the Eligible Options) and with respect to each unvested Eligible Option, each Eligible Optionholder acquired LMCA shares which have a vesting schedule identical to that of the unvested Eligible Option.

The Value column below represents the value related to awards that were subject to continued vesting requirements as of the Grant Date, but which vested during the twelve months ended December 31, 2013.  Such value was realized by the applicable named executive officer in 2012 and therefore included in our proxy statement relating to our 2013 annual meeting of stockholders under “Executive Compensation—Option Exercises and Stock Vested”.

Name	Number of shares acquired upon lapse of restriction (#)	Value ($)
Gregory B. Maffei
LMCA	406,823	37,789,788
Albert E. Rosenthaler
LMCA	22,856	2,123,094
Christopher W. Shean
LMCA	22,856	2,123,094

Nonqualified Deferred Compensation Plans

The following table sets forth information regarding the nonqualified deferred compensation plans in which our named executive officers participated during the year ended December 31, 2013. Messrs. Maffei and Shean participated in the 2006 deferred compensation plan. See “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” for more information. Mr. Malone’s deferred compensation arrangements are described under “—Executive Compensation Arrangements—John C. Malone.”

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings in	withdrawals/	balance at
Name	in 2013 ($)	in 2013 ($)	2013 ($) (1)	distributions ($)	12/31/13 ($)(2)

John C. Malone	—	—	2,636,341	(3,082,818)	20,858,515

Gregory B. Maffei	2,075,044	—	42,998	—	2,118,042

Christopher W. Shean (3)	116,189	—	70,010	(69,308)	853,005

(1)                      Of these amounts, the following were reported in the “Summary Compensation Table” as above-market earnings that were credited to the named executive officer’s deferred compensation account during 2013:

Name	Amount ($)
John C. Malone	252,176
Gregory B. Maffei	9,366
Christopher W. Shean	17,499

(2)                     In our prior year proxy statements, we, in the case of 2012, and Old LMC, in the case of 2011, reported the following above-market earnings that were credited as interest to the applicable officer’s deferred compensation accounts during the years reported:

	Amount ($)
Name	2012	2011
John C. Malone	257,336	65,489
Christopher W. Shean	15,870	3,377

(3)                     As described above in “—Executive Compensation Arrangements—2006 Deferred Compensation Plan,” Mr. Shean had a deferral election in place under the 2006 deferred compensation plan following the Old LMC Split-Off with respect to $32,336, which represents 10% of a portion of his 2011 performance-based bonus that was allocable to and paid by Liberty Interactive. Liberty Interactive will continue to be responsible for the payment of the $32,336 of deferred principal amount and for the payment of interest income at the rate of 9% per annum, compounded quarterly, thereon.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential payments to our named executive officers if their employment with Old LMC had terminated or a change in control had occurred, in each case, as of December 31, 2013. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market price on December 31, 2013, the last trading day of such year, for our Series A common stock, which was $146.29. The value of the options and SARs shown in the table is based on the spread between the exercise or base price of the award and such closing market price. The value of the restricted stock shown in the table is based on such closing market price and the number of shares unvested.

Each of our named executive officers has received awards and payments under the existing incentive plans, and each of our named executive officers is eligible to participate in our deferred compensation plan. Additionally, each of Messrs. Malone, Maffei and Baer is entitled to certain payments and certain acceleration rights upon termination under his respective employment agreement. See “—Executive Compensation Arrangements” above and “Potential Payments Upon Termination or Change-in-Control—Termination Without Cause or for Good Reason” below.

The circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout are described below and in the footnotes to the table (other than those described under “—Executive Compensation Arrangements,” which are incorporated by reference herein):

Voluntary Termination.  Each of the named executive officers holds equity awards that were issued under our existing incentive plans.  Under these plans and the related award agreements, in the event of a voluntary termination of his employment with our company for any reason, each named executive officer would only have a right to the equity grants that vested prior to his termination date, except that each of Mr. Maffei and Mr. Baer has certain acceleration rights with respect to his equity awards and is entitled to certain other benefits upon a voluntary termination of his employment with our company for good reason (as defined in their respective employment agreements).  See “—Executive Compensation Arrangements” above and “Potential Payments Upon Termination or Change-in-Control—Termination Without Cause or for Good Reason” below.  Neither Mr. Shean nor Mr. Rosenthaler is entitled to any severance payments or other benefits upon a voluntary termination of his employment for any reason.

Under the 2006 deferred compensation plan, we do not have an acceleration right to pay out account balances to the named executive officers upon this type of termination.  However, the named executive officer may file at the time of the deferral an election to receive distributions under the 2006 deferred compensation plan upon his separation from service, including a voluntary termination. For purposes of the tabular presentation below, we have assumed that the named executive officer has elected to receive payout of all deferred compensation upon his separation from service, including interest.

Termination for Cause.  All outstanding equity grants constituting options or stock appreciation rights, whether unvested or vested but not yet exercised, and all equity grants constituting unvested restricted shares under the existing incentive plans would be forfeited by any named executive officer (other than Mr. Maffei in the case of equity grants constituting options or similar rights) who is terminated for “cause.”  The existing incentive plans, which govern the awards unless there is a different definition in the applicable award agreement, define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement.  Mr. Maffei has certain continuing rights to exercise vested options or similar rights following a termination for cause under his employment agreement, and the employment agreements of Mr. Maffei and Mr. Baer have definitions of cause that are different from the definition under the incentive plans.  See “—Executive Compensation Arrangements” above.

No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee’s right to distribute certain de minimus amounts from an officer’s deferred compensation account).  However, the named executive officer may file an election at the time of the deferral to receive distributions under the 2006 deferred compensation plan upon his separation from service, including a termination for cause.  For purposes of the tabular presentation below, we have assumed that the named executive officer has elected to receive payout of all deferred compensation upon his separation from service, including interest.

Termination Without Cause or for Good Reason.  Mr. Malone does not have any unvested equity awards.  Pursuant to his employment agreement, Mr. Maffei’s options and restricted shares are subject to acceleration upon a termination of his employment without cause or for good reason.  Each of Mr. Malone and Mr. Maffei is entitled to severance payments and/or other benefits upon a termination of his employment without cause or for good reason.  See “—Executive Compensation Arrangements—John C. Malone” and “—Executive Compensation Arrangements—Gregory B. Maffei” above.

The award agreements relating to Mr. Baer’s multi-year award provide that upon a termination of his employment without cause or for good reason (each as defined in his employment agreement), a pro rata portion of his unvested options and restricted shares as of the date of termination will vest based on the portion of the vesting period elapsed through the termination date plus 365 days. This pro rata vesting is applied separately with respect to each tranche of his options and restricted shares based on the vesting period for that tranche.  Mr. Baer is also entitled to severance payments and other benefits upon a termination of his employment without cause or for good reason.  See “—Executive Compensation Arrangements—Richard N. Baer”

Mr. Shean’s and Mr. Rosenthaler’s multi-year awards, which are their only unvested awards, provide for vesting upon a termination of employment without cause of those options or restricted shares, as applicable, that would have vested during the 12-month period following the termination date if such person had remained an employee, plus a pro rata portion of the remaining unvested options or restricted shares, as applicable, based on the portion of the vesting period elapsed through the termination date.  Neither of these officers is entitled to any severance pay or other benefits upon a termination without cause.

No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee’s right to distribute certain de minimus amounts from an officer’s deferred compensation account).  However, the named executive officer may file an election at the time of the deferral to receive distributions under the 2006 deferred compensation plan upon his separation from service, including a termination without cause or for good reason.  For purposes of the tabular presentation below, we have assumed that the named executive officer has elected to receive payout of all deferred compensation upon separation from service, including interest.

Death.  In the event of death of any of the named executive officers, the existing incentive plans and applicable award agreements provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.  Each of Mr. Malone, Mr. Maffei and Mr. Baer is also entitled to certain payments and other benefits if he dies while employed by our company.  See “Executive Compensation Arrangements” above.

No amounts are shown for payments pursuant to life insurance policies, which we make available to all our employees.

Under the 2006 deferred compensation plan, we do not have an acceleration right to payout account balances to the named executive officers upon this type of termination.  However, the named executive officer may file an election at the time of the deferral to receive distributions under the 2006 deferred compensation plan upon his separation from service, including a termination due to death.  For purposes of the tabular presentation below, we have assumed that the named executive officer has elected to receive payout of all deferred compensation upon separation from service, including interest.

Disability.  If the employment of any of the named executive officers is terminated due to disability, which is defined in the incentive plans or applicable award agreements, such plans or agreements provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.  Each of Mr. Malone, Mr. Maffei and Mr. Baer is also entitled to certain payments and other benefits upon a termination of his employment due to disability.  See “Executive Compensation Arrangements” above.

No amounts are shown for payments pursuant to short-term and long-term disability policies, which we make available to all our employees.

Under the 2006 deferred compensation plan, we do not have an acceleration right to payout account balances to the named executive officers upon this type of termination.  However, the named executive officer may file an election at the time of the deferral to receive distributions under the 2006 deferred compensation plan upon his separation from service, including a termination due to disability.  For purposes of the tabular presentation below, we have assumed that the named executive officer has elected to receive payout of all deferred compensation upon separation from service, including interest.

Change in Control.  In case of a change in control, the incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards held by the named executive officers. A change in control is generally defined as:

•                  The acquisition by a non-exempt person (as defined in the incentive plans) of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors, other than pursuant to a transaction approved by our board of directors.

•                  The individuals constituting our board of directors over any two consecutive years cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors.

•                  Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of the company or the dissolution of the company.

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards, except that Mr. Maffei’s awards may also be subject to acceleration upon a change in control, including of the type described in the last bullet point, pursuant to the terms of his employment agreement.  See “—Executive Compensation Arrangements—Gregory B. Maffei” above. For purposes of the tabular presentation below, we have assumed no such determination was made.

The 2006 deferred compensation plan provides our compensation committee with the option of terminating the plan 30 days preceding or within 12 months after a change of control and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation below).

Benefits Payable Upon Termination or Change-in-Control

Name	Voluntary Termination ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
John C. Malone
Lump Sum Severance (1)	13,000		—		13,000		—		13,000		13,000
Installment Severance Plan (2)	29,631,398		29,631,398		29,631,398		29,631,398		29,631,398		29,631,398
1993 Deferred Compensation Arrangement (3)	3,635,423		3,635,423		3,635,423		2,107,762		3,635,423		3,635,423
1982 Deferred Compensation Arrangement (3)	42,863,745		42,863,745		42,863,745		18,750,754		42,863,745		42,863,745
Total	76,143,566		76,130,566		76,143,566		50,489,914		76,143,566		76,143,566
Gregory B. Maffei
Severance (4)	—		—		7,800,000		7,800,000		7,800,000		7,800,000
Deferred Compensation	2,118,042	(5)	2,118,042	(5)	2,118,042	(5)	2,118,042	(5)	2,118,042	(5)	2,118,042	(5)
Options/SARs	68,504,361	(6)	68,504,361	(6)	98,808,294	(7)	98,808,294	(8)	98,808,294	(8)	98,808,294	(8)
Restricted Stock	—		—		59,514,283	(7)	59,514,283	(8)	59,514,283	(8)	59,514,283	(8)
Perquisites (9)	—		—		665,548		—		665,548		—
Total	70,622,403		70,622,403		168,906,167		168,240,619		168,906,167		168,240,619

Richard N. Baer
Severance (10)	—		—		1,611,924		1,611,924		1,611,924		—
Options/SARs	—	(6)	—		3,427,410	(11)	5,644,655	(8)	5,644,655	(8)	5,644,655	(8)
Restricted Stock	—		—		1,720,752	(11)	2,833,930	(8)	2,833,930	(8)	2,833,930	(8)
Total	—		—		6,760,087		10,090,509		10,090,509		8,478,585

Albert E. Rosenthaler
Options/SARs	2,343,551	(6)	—		5,205,177	(11)	5,803,372	(8)	5,803,372	(8)	5,803,372	(8)
Restricted Stock	—		—		4,619,915	(11)	5,585,645	(8)	5,585,645	(8)	5,585,645	(8)
Total	2,343,551		—		9,825,092		11,389,016		11,389,016		11,389,016
Christopher W. Shean
Deferred Compensation (12)	853,005		853,005		853,005		853,005	(5)	853,005	(5)	853,005	(5)
Options/SARs	1,800,108	(6)	—		4,661,734	(11)	5,259,928	(8)	5,259,928	(8)	5,259,928	(8)
Restricted Stock	—		—		4,619,915	(11)	5,585,645	(8)	5,585,645	(8)	5,585,645	(8)
Total	2,653,113		853,005		10,134,654		11,698,578		11,698,578		11,698,578

(1)                     Under Mr. Malone’s employment agreement, which was assigned to us in the Old LMC Split-Off and later to our company in the LMC Spin-Off, if his employment had been terminated, as of December 31, 2013, at our election (other than for death or cause) (whether before or after a change in control) or upon Mr. Malone’s prior written notice, he would have been entitled to a lump sum severance payment of $13,000 payable upon termination, which is equal to five years’ of his current annual salary of $2,600. See “—Executive Compensation Arrangements—John C. Malone” above. Pursuant to the services agreement, 50% of such lump sum severance payment would have been allocable to Liberty Interactive.

(2)                     As described above, Mr. Malone began receiving 240 consecutive monthly installment severance payments in February 2009 pursuant to the terms of his amended employment agreement. The number included in the table represents the aggregate amount of the payments remaining as of December 31, 2013. With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone’s compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. See “—Executive Compensation Arrangements—John C. Malone” above.

(3)                     As described above, Mr. Malone began receiving 240 consecutive monthly payments of his deferred compensation plus interest, in February 2009 pursuant to the terms of his amended employment agreement, which our company assumed in connection with the Old LMC Split-Off. The number included in the table represents the aggregate amount of these payments remaining as of December 31, 2013. With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone’s compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. If Mr. Malone’s employment had been terminated, as of December 31, 2013, as a result of his death, his beneficiaries would have instead been entitled to a lump sum payment of the unamortized principal balance of the remaining deferred compensation payments, and the compliance conditions described above would be inapplicable. See “—Executive Compensation Arrangements—John C. Malone” above.

(4)                     If Mr. Maffei’s employment had been terminated at Liberty Media’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) (whether before or within a specified period following a change in control), as of December 31, 2013, he would have been entitled to receive a lump sum payment of $7,800,000. See “—Executive Compensation Arrangements—Gregory B. Maffei” above. Pursuant to the services agreement, 50% of such lump sum severance payment would have been allocable to Liberty Interactive.

(5)                     Under these circumstances (and subject to the assumptions described above in “—Potential Payments Upon Termination or Change-in-Control”), such named executive officer would receive an immediate distribution of the balance of his deferred compensation account.

(6)                     Based on the number of vested options and SARs held by each named executive officer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(7)                     Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested options and shares of restricted stock held by Mr. Maffei at year-end that would vest pursuant to the forward-vesting provisions in his employment agreement if he were terminated without cause or for good reason at year-end. See “—Executive Compensation Arrangements—Gregory B. Maffei” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(8)                     Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs and the number of shares of restricted stock, in each case, held by each named executive officer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(9)                     If Mr. Maffei’s employment had been terminated at Liberty Media’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) or by reason of disability, as of December 31, 2013, he would have been entitled to receive personal use of the corporate aircraft for 120 hours per year over an 18-month period.  Perquisite amount of $658,048 includes (i) the maximum potential cost of using the corporate aircraft for 180 hours based on an hourly average of the incremental cost of use of the corporate aircraft and (ii) an estimate for personal use of the corporate apartment over the same 18-month period.  Pursuant to the services agreement, 50% of such perquisite expense would have been allocable to Liberty Interactive.

(10)              If Mr. Baer’s employment had been terminated due to his death or disability or at Liberty Media’s election without cause or by Mr. Baer for good reason (as defined in his employment agreement), as of December 31, 2013, he would have been entitled to receive a lump sum payment in an amount equal to two times his base salary then in effect. See “—Executive Compensation Arrangements—Richard N. Baer” above. Pursuant to the services agreement, 48% of such lump sum severance payment would have been allocable to Liberty Interactive.

(11)              Based on (i) the number of vested options and SARs held by such named executive officer at year-end and (ii) the number of unvested options and SARs and the number of shares of restricted stock held by such named executive officer at year-end that would vest pursuant to the forward-vesting provisions in such named executive officer’s award agreements if he were terminated without cause or, in the case of Mr. Baer, if he voluntarily terminated for good reason, at year-end. See the “Outstanding Equity Awards at Fiscal Year-End” table and “Potential Payments Upon Termination or Change-in-Control—Termination Without Cause or for Good Reason” above.

(12)              Amounts include $32,336, which would be allocable to and payable by Liberty Interactive based on a one-time deferral election of a portion of his annual cash bonus that was allocable to and paid by Liberty Interactive pursuant to the services agreement. See “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” and “—Nonqualified Deferred Compensation Plans” above for more information.

Director Compensation

Nonemployee Directors

Director Fees.  Each of our directors who is not an employee of our company is paid an annual fee of $175,000 (which, in 2013, was $169,000) (which we refer to as the director fee), of which $85,000 ($83,000 in 2013) is payable in cash and the balance is payable in restricted shares or options to purchase shares of LMCA. See “—Director Restricted Share Grants” below for information on the incentive awards granted in 2013 to the nonemployee directors. We do not offer our directors residing outside of Colorado a fee for attending meetings at our offices in Englewood, Colorado, however we did offer such a fee with respect to meetings in 2013 in the amount of $2,000 per meeting.  The chairman of the audit committee of our board of directors and each other member of that committee is paid an additional annual fee of $30,000. With respect to our executive committee, each nonemployee member thereof receives an additional annual fee of $10,000 for his participation on the committee. With respect to our compensation committee and nominating and corporate governance committee, each member thereof receives an additional annual fee of $10,000 for his or her participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an additional annual fee of $20,000 for his or her participation on that committee.  The cash portion of the director fees, the meeting fees and the fees for participation on committees are payable quarterly in arrears.

Charitable Contributions.  If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

Equity Incentive Plan.  The Liberty Media Corporation 2013 Nonemployee Director Incentive Plan, as amended (the director plan) is administered by our entire board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The director plan is designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company. Our board of directors may grant non-qualified stock options, SARs, restricted shares, restricted stock units and cash awards or any combination of the foregoing under the director plan.

The maximum number of shares of our common stock with respect to which awards may be issued under the director plan is 1,500,000, subject to anti-dilution and other adjustment provisions of the plan. Shares of our common stock issuable pursuant to awards made under the director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

As described above, in connection with the LMC Spin-Off, our company’s board of directors adopted the TSAP, which governs the terms and conditions of awards issued in the LMC Spin-Off in connection with adjustments made to awards previously granted by Old LMC with respect to its common stock.

In 2013, each of our non-employee directors was given a choice of receiving his or her annual equity grant in the form of restricted shares or options.

Director Restricted Share Grants.  Pursuant to our director compensation policy described above and the director plan, on December 16, 2013, each of Mr. Bennett, Mr. Fisher, Mr. Gilchrist, Dr. Evan Malone, Mr. Rapley, Mr. Romrell and Ms. Wong were granted 595 restricted shares of LMCA. These restricted shares will vest on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be forfeited if the grantee resigns or is removed from the board before the vesting date.

Director Deferred Compensation Plan. Effective beginning in the fourth quarter of 2013, directors of our company are eligible to participate in the Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (the director deferred compensation plan), pursuant to which eligible directors of our company can elect to defer all or any portion of their annual cash fees that they would otherwise be entitled to receive. The deferral of such annual cash fees shall be effected by a reduction in the quarterly payment of such annual cash fees by the percentage specified in the director’s election. Elections are required to be made in advance of certain deadlines, which generally must be on or before the close of business on December 31 of the year prior to the year to which the director’s election will apply, and elections must include the form of distribution, such as a lump-sum payment or substantially equal installments over a period not to exceed ten years. Compensation deferred under the director deferred compensation plan earned interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	All other compensation ($)		Total ($)
Robert R. Bennett	93,000	(4)	87,257	—	18,808	(5)	199,064
Donne F. Fisher	123,000		87,257	—	28,808	(5)(6)	239,065
M. Ian G. Gilchrist	151,000		87,257	—	10,611	(5)	248,868
Evan D. Malone	89,000		87,257	—	—		176,257
David E. Rapley	113,000		87,257	—	18,808	(5)	219,065
Larry E. Romrell	123,000		87,257	—	18,808	(5)	229,065
Andrea L. Wong	109,000	(4)	87,257	—	1,000	(6)	197,251

(1)                     John C. Malone and Gregory B. Maffei, each of whom is a director of our company and a named executive officer, received no compensation for serving as directors of our company during 2013.

(2)                     As of December 31, 2013, our directors (other than Messrs. Malone and Maffei, whose stock incentive awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	Robert R. Bennett	Donne F. Fisher	M. Ian G. Gilchrist	Evan D. Malone	David E. Rapley	Larry E. Romrell	Andrea L. Wong
Options/SARs
LMCA	6,877	14,760	1,677	8,312	—	2,731	—

Restricted Stock
LMCA	1,390	1,390	595	1,390	1,390	1,390	1,390

(3)                 The aggregate grant date fair value of the stock options and restricted stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 15 to our consolidated financial statements for the year ended December 31, 2013 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2014).

(4)                     Includes $27,750 earned by Ms. Wong and $22,667 earned by Mr. Bennett during the fourth quarter of 2013 and deferred under the director deferred compensation plan.

(5)                      Includes health insurance premiums paid by our company for the benefit of our directors in the amounts of $18,808 with respect to each of Messrs. Bennett, Fisher, Rapley and Romrell and $10,611 with respect to Mr. Gilchrist.

(6)                      Includes $10,000 and $1,000 in charitable contributions made on behalf of each of Mr. Fisher and Ms. Wong, respectively, pursuant to our political action committee matching contribution program.

Compensation Committee Interlocks and Insider Participation

In 2013, the compensation committee of our board of directors consisted of M. Ian G. Gilchrist, Donne F. Fisher, David E. Rapley and Andrea L. Wong. No member of our compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with the company’s management the “Compensation Discussion and Analysis” included under “Item 11. Executive Compensation” above.  Based on such review and discussions, the compensation committee recommended to the company’s board of directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

M. Ian G. Gilchrist
Donne F. Fisher
David E. Rapley
Andrea L. Wong

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of any series of our common stock. All of such information is based on publicly available filings.

The security ownership information is given as of March 31, 2014 and, in the case of percentage ownership information, is based upon (1) 104,449,637 shares of our existing Series A common stock (LMCA) and (2) 9,874,078 shares of our existing common stock (LMCB), in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
John C. Malone	LMCA	1,609,145	(1)	1.0	47.3
12300 Liberty Boulevard	LMCB	9,455,341	(1)	94.7
Englewood, CO 80112

Berkshire Hathaway Inc.	LMCA	5,585,834	(2)	5.4	2.8
3555 Farnam Street	LMCB	—		—
Omaha, NE 68131

Horizon Kinetics LLC	LMCA	6,175,074	(3)	5.9	3.0
470 Park Avenue South, 4th Floor South	LMCB	—		—
New York, NY 10016

S.A.C. Capital Advisors, L.P.	LMCA	5,911,262	(4)	5.7	2.9
77 Cummings Point Road	LMCB	—		—
Stamford, CT 06902

Gates Capital Management, Inc.	LMCA	5,953,817	(5)	5.7	2.9
1177 Ave. of the Americas, 32nd Floor	LMCB	—		—
New York, NY 10036

* Less than one percent

(1)                     Information with respect to shares of our common stock beneficially owned by Mr. Malone, our Chairman of the Board, is also set forth in “—Security Ownership of Management.”

(2)                     Based on Amendment No. 2 to Schedule 13G, dated February 14, 2014, filed by Berkshire Hathaway Inc. (BH), Warren E. Buffett (WB), GEICO Corporation (GEICO), National Indemnity Company (NIC), Government Employees Insurance Company (GEIC), BNSF Master Retirement Trust (BSNF), FlightSafety International Inc. Retirement Income Plan (FIRIP), Fruit of the Loom Pension Trust (FLPT), GEICO Corporation Pension Plan Trust (GEICOT), Johns Manville Corporation Master Pension Trust (JMCMPT) and R. Ted Weschler (Wechsler), which states that (i) BH and WB have shared voting power and dispositive power over 5,300,000 of such shares, (ii) GEICO, NIC and GEIC have shared voting power and dispositive power over 2,677,660 of such shares, (iii) FIRIP has shared voting power and dispositive power over 270,000 of such shares, (iv) FLPT has shared voting power and dispositive power over 439,000 of such shares, (v) GEICOT has shared voting power and dispositive power over 975,000 of such shares, (vi) JMCMPT has shared voting power and dispositive power over 816,000 of such shares and (vii) BNSF has shared voting power and dispositive power over 122,340 of such shares. Wechsler has sole voting and dispositive power over 285,834 and shared dispositive power over 8,277 of such shares for which the other entities in the group disclaim beneficial ownership.

(3)                     Based on Schedule 13G, dated January 23, 2012, filed by Horizon Kinetics LLC (Horizon), which states that Horizon has sole dispositive and sole voting power over such shares.

(4)                     Based on Schedule 13G, dated January 28, 2013, filed by S.A.C. Capital Advisors, L.P. (SAC LP), S.A.C. Capital Advisors, Inc. (SAC Inc.), S.A.C. Capital Associates, LLC (SAC LLC), CR Intrinsic Investors, LLC (CR Intrinsic) and Steven A. Cohen, which states that (i) SAC LP and SAC Inc. have shared voting power and dispositive power over 5,911,262 of such shares, (ii) SAC LLC has shared voting power and dispositive power over 5,909,200 of such shares, (iii) CR Intrinsic and Mr. Cohen have shared voting and dispositive power over 400,000 of such shares and (iv) Mr. Cohen has shared voting power and dispositive power over 5,911,262 of such shares. Each of SAC LP, SAC Inc., CR Intrinsic and Mr. Cohen disclaims beneficial ownership of such shares, and SAC LLC disclaims beneficial ownership of shares held by CR Intrinsic.

(5)                     Based on Schedule 13G, dated January 14, 2013, filed by Gates Capital Management, Inc., Gates Capital Partners, L.P., ECF Value Fund, L.P., ECF Value Fund II, L.P., ECF Value Fund International, Ltd. and Jeffrey L. Gates, which states that each of such entities or persons has shared voting power and dispositive power over such shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and executive officers as a group of shares of (1) each series of our common stock (LMCA and LMCB) and (2) the Common Stock, par value $0.001 per share (SIRI), of Sirius XM Holdings Inc., in which we hold a controlling interest. The security ownership information with respect to our common stock is given as of March 31, 2014, and, in the case of percentage ownership information, is based upon (1) 104,449,637 LMCA shares and (2) 9,874,078 LMCB shares, in each case, outstanding on that date. The security ownership information with respect to SIRI is given as of March 31, 2014, and, in the case of percentage ownership information, is based on 6,063,845,329 SIRI shares outstanding on March 28, 2014. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of restricted stock that have been granted pursuant to our incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this Form 10-K/A.  Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after March 31, 2014, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LMCB, though convertible on a one-for-one basis into shares of LMCA, are reported as beneficial ownership of LMCB only, and not as beneficial ownership of LMCA. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

The number of shares indicated as owned by the persons in the table includes interests in shares held by the Liberty Media 401(k) Savings Plan as of March 31, 2014. The shares held by the trustee of the Liberty Media 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership (In thousands)		Percent of Series (%)	Voting Power (%)
John C. Malone	LMCA	1,609	(1)(2)(3)(4)(5)	1.0	47.3

Name	Title of Series	Amount and Nature of Beneficial Ownership (In thousands)		Percent of Series (%)	Voting Power (%)
Chairman of the Board	LMCB	9,455	(1)(2)(6)	94.7
	SIRI	267		*	*

Gregory B. Maffei	LMCA	2,970	(5)(7)(8)(9)	2.8	1.4
President, Chief Executive	LMCB	—		—
Officer and Director	SIRI	466	(10)	*	*

Robert R. Bennett	LMCA	760	(7)(8)(11)	*	*
Director	LMCB	—		—
	SIRI	—		—	—

Donne F. Fisher	LMCA	38	(7)(8)	*	*
Director	LMCB	38		*
	SIRI	—		—	—

M. Ian G. Gilchrist	LMCA	1		*	*
Director	LMCB	—		—
	SIRI	—		—	—

Evan D. Malone	LMCA	12	(7)(8)	*	*
Director	LMCB	—		—
	SIRI	12	(10)	*	*

David E. Rapley	LMCA	4	(8)	*	*
Director	LMCB	—		—
	SIRI	—		—	—

Larry E. Romrell	LMCA	22	(7)(8)	*	*
Director	LMCB	**		*
	SIRI	—		—	—

Andrea L. Wong	LMCA	4	(8)	*	*
Director	LMCB	—		—
	SIRI	—		—	—

Richard N. Baer	LMCA	19	(8)	*	*
Senior Vice President	LMCB	—		—
and General Counsel	SIRI	—		—	—

Albert E. Rosenthaler	LMCA	114	(5)(7)(8)	*	*
Senior Vice President	LMCB	—		—
	SIRI	—		—	—

Christopher W. Shean	LMCA	105	(5)(7)(8)	*	*
Senior Vice President and	LMCB	—		—
Chief Financial Officer	SIRI	—		—	—

All directors and executive officers	LMCA	5,659	(1)(2)(3)(4)(5)(7)(8)(9)(11)	5.4	49.2
as a group (12 persons)	LMCB	9,493	(1)(2)(6)	96.1
	SIRI	745	(10)	*	*

*                             Less than one percent

**                      Less than 1,000 shares

(1)                     Includes 101,778 LMCA shares and 230,564 LMCB shares held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)                     Includes 34,759 shares of LMCA and 108,687 shares of LMCB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by the trusts.

(3)                     Includes 924,597 shares of LMCA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity to Mr. Malone and 94,881 shares of LMCA pledged to Bank of America (BoA) in connection with a loan facility extended by BoA to Mr. Malone.

(4)                     Includes 250,000 shares of LMCA held by The Malone Family Land Preservation Foundation and 203,043 shares of LMCA held by The Malone Family Foundation, as to which shares Mr. Malone has disclaimed beneficial ownership.

(5)                     Includes shares held in the Liberty Media 401(k) Savings Plan as follows:

LMCA
John C. Malone	87
Gregory B. Maffei	11,898
Albert E. Rosenthaler	2,155
Christopher W. Shean	4,231
Total	18,371

(6)                     Includes 490,597 shares of LMCB held by a trust with respect to which Mr. Malone is the sole trustee and, with his wife, retains a unitrust interest in the trust.

(7)                     Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options and stock appreciation rights exercisable within 60 days after March 31, 2014.

LMCA
Gregory B. Maffei	1,184,946
Robert R. Bennett	6,877
Donne F. Fisher	14,760
Evan D. Malone	8,312
Larry E. Romrell	2,731
Albert E. Rosenthaler	45,621
Christopher W. Shean	35,042
Total	1,298,289

(8)                     Includes restricted shares, none of which has vested, as follows:

LMCA
Gregory B. Maffei	406,824
Robert R. Bennett	1,390
Donne F. Fisher	1,390
Evan D. Malone	1,390
David E. Rapley	1,390
Larry E. Romrell	1,390
Andrea L. Wong	1,390
Richard N. Baer	19,372
Albert E. Rosenthaler	38,182
Christopher W. Shean	38,182
Total	510,900

(9)                     Includes 34,545 shares of LMCA held by the Maffei Foundation, as to which shares Mr. Maffei has disclaimed beneficial ownership.

(10)              Represents beneficial ownership of shares that may be acquired upon exercise of stock options exercisable within 60 days after March 31, 2014.

(11)              Includes 21,585 LMCA shares owned by Hilltop Investments, LLC, which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)(1)	rights	in column (a))(1)
Equity compensation plans approved by security holders:
Liberty Media Corporation 2013 Incentive Plan, as amended			24,972,591
LMCA	23,453	$148.81
LMCB	—	—
Liberty Media Corporation 2013 Nonemployee Director Incentive Plan, as amended			1,495,835
LMCA	—	—
LMCB	—	—
Liberty Media Corporation Transitional Stock Adjustment Plan			—	(2)
LMCA	3,633,123	$91.37
LMCB	—	—

Equity compensation plans not approved by security holders: None.
Total
LMCA	3,656,576
LMCB	—
			26,468,426

(1)                     Each plan permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

(2)                     The Liberty Media Corporation Transitional Stock Adjustment Plan governs the terms and conditions of awards with respect to our company’s common stock that were granted in connection with adjustments made to awards granted by Old LMC with respect to its common stock. As a result, no further grants are permitted under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our board to address such actual or potential conflicts. No related party transaction may be effected by our company without the approval of the audit committee of our board or another independent body of our board designated to address such actual or potential conflicts.

The following transactions were approved by an independent committee of our board in accordance with the foregoing.

Agreements Entered Into in Connection with the LMC Spin-Off

In connection with the LMC Spin-Off, our company and Old LMC entered into the agreements described below (the Spin-Off Agreements). For purposes of these descriptions, we refer to our former parent company, Starz, prior to the Spin-Off as “Old LMC” and following the LMC Spin-Off as “Starz.”

Starz Services Agreement

In connection with the LMC Spin-Off, our company entered into a services agreement with Starz, pursuant to which, following the LMC Spin-Off, our company provides Starz with specified services, including:

•                  insurance administration and risk management services;

•                  other services typically performed by our company’s legal, investor relations, tax, accounting and internal audit departments; and

•                  such other services as our company may obtain from its officers, employees and consultants in the management of its own operations that Starz may from time to time request or require.

In addition, Starz provides to our company certain technical and information technology services (including management information systems, computer, data storage network and telecommunications services). This services agreement is different from the services agreement we have with Liberty Interactive which is discussed throughout.

Starz will make payments to our company under the services agreement based upon a portion of our company’s personnel costs (taking into account wages and benefits) of our company’s officers and employees who are expected to provide services to Starz including officers of our company who will also act as officers of Starz. These personnel costs will be comparable to those arrived at on an arm’s length basis and will be based upon the allocated percentages of time spent by company personnel performing services for Starz under the services agreement. Starz will also reimburse our company for direct out-of-pocket costs incurred by our company for third party services provided to Starz. Our company and Starz will evaluate all charges for reasonableness semi-annually and make adjustments to these charges as the parties mutually agree upon. Based upon the personnel costs of the affected company personnel and Starz’s anticipated percentage usage thereof, in each case, prior to the LMC Spin-Off, the fees payable to our company for the first year of the services agreement are expected to be approximately $2 million. To the extent Starz provides services to our company or incurs expenses in connection with the provision of such services, the company will reimburse Starz in a manner similar to which Starz will reimburse our company under the services agreement. We have received payments from Starz for fees and reimbursable expenses incurred during the year ended December 31, 2013 under the services agreement of approximately $0.3 million.

The services agreement will continue in effect until the close of business on the third anniversary of the LMC Spin-Off, unless earlier terminated (a) by Starz at any time on at least 30 days’ prior written notice, (2) by our company upon written notice to Starz following a change in control or certain bankruptcy or insolvency-related events affecting Starz or (3) by Starz, upon written notice to our company, following certain changes in control of our company or our company being the subject of certain bankruptcy or insolvency-related events.

Facilities Sharing Agreements

On January 11, 2013, Starz entered into a three-year facilities sharing agreement with Liberty Property Holdings, Inc. (which, following the LMC Spin-Off, is a subsidiary of our company, LPH), pursuant to which, following the LMC Spin-Off, Starz will share office facilities with our company located at 12300 Liberty Boulevard, Englewood, Colorado. Starz will pay a sharing fee for use of the office based on a comparable fair market rental rate and an estimate of the usage of the office facilities by or on behalf of Starz. The facilities sharing agreement will continue in effect until the close of business on the third anniversary of the LMC Spin-Off, unless earlier terminated (1) by Starz at any time on at least 30 days’ prior written notice, (2) by LPH upon written notice to Starz following a default by Starz of any of its material obligations under the facilities sharing agreement, which default remains unremedied for 30 days after written notice of such default is provided, (3) by Starz upon written notice to LPH, following certain changes in control of our company or our company being the subject of certain bankruptcy or insolvency-related events or (4) by LPH upon written notice to Starz, following certain changes in control of Starz or Starz being the subject of certain bankruptcy or insolvency-related events. We have received payments from Starz for fees and reimbursable expenses incurred during the year ended December 31, 2013 under the facilities sharing agreement of approximately $0.3 million.

Aircraft Time Sharing Agreements

In connection with the LMC Spin-Off, we entered into two aircraft time sharing agreements with Starz concerning each of two aircraft that, pursuant to each aircraft time sharing agreement, are owned by our company. Each aircraft time sharing agreement provides that we will lease the aircraft to Starz and provide a fully qualified flight crew for all operations on a periodic, non-exclusive time-sharing basis. Starz will pay us an amount equal to 200% of the actual expenses for fuel for each flight conducted under each aircraft time sharing agreement (which is estimated to be a de minimus amount for the first year under both aircraft time sharing agreements). The aircraft time sharing agreements will continue in effect until the close of business on the first anniversary of the LMC Spin-Off, and then will be automatically renewed on a month-to-month basis, unless terminated earlier by either party upon at least 30 days’ prior written notice. We have received payments from Starz for fees and reimbursable expenses incurred during the year ended December 31, 2013 under the aircraft time sharing agreements of approximately $32,000.

Lease Agreement For Starz Building

As part of the internal restructuring conducted in order to effect the LMC Spin-Off, the Starz, LLC headquarters building was contributed to LPH. On January 11, 2013, LPH entered into a ten year lease agreement with Starz, LLC. This lease agreement provides for successive five year renewal periods at the option of Starz, LLC. and provides for termination by LPH in the case of certain events, including a change in control of our company or Starz, LLC. We have received payments from Starz for fees and reimbursable expenses incurred during the year ended December 31, 2013 under the lease agreement of approximately $3 million.

Director Independence

It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our board of directors in determining which of our directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board of directors follows the Corporate Governance Rules of The Nasdaq Stock Market on the criteria for director independence.

Our board of directors has determined that each of Robert R. Bennett, Donne F. Fisher, M. Ian G. Gilchrist, David E. Rapley, Larry E. Romrell and Andrea L. Wong qualifies as an independent director of our company.

Item 14.   Principal Accountant Fees and Services

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2013 and 2012 and fees billed for other services rendered by KPMG LLP.

	2013 (1)	2012
Audit fees	$1,111,000	2,100,000
Audit related fees(2)	375,000	613,000

Audit and audit related fees	1,486,000	2,713,000
Tax fees(3)	519,000	361,000

Total fees	$2,005,000	3,074,000

(1)                                 Such fees with respect to 2013 exclude audit fees, audit related fees and tax fees billed by KPMG LLP to Sirius XM for services rendered. Sirius XM is a separate public company and its audit fees, audit related fees and tax fees (which aggregated $2,389,000 in 2013) are reviewed and approved by the audit committee of the board of directors of Sirius XM.

(2)                                 Audit related fees consist of professional consultations with respect to accounting issues affecting our financial statements, reviews of registration statements and issuance of consents, due diligence related to potential business combinations and audits of financial statements of certain employee benefits plans.

(3)                                 Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•                  audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•                  audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

•                  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Donne F. Fisher currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2013 were approved in accordance with the terms of the policy in place.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(b)           Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION

Dated: April 30, 2014	By	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

EXHIBIT INDEX

31.3	Rule 13a-14(a)/15d-14(a) Certification*

31.4	Rule 13a-14(a)/15d-14(a) Certification*

*      Filed herewith.