Form 10-Q
period 2014-03-31
Liberty Media Corp
filed 2014-05-08
CIK 1560385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2014 was:

Series A common stock	104,450,792
Series B common stock	9,874,078

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$377	1,088
Trade and other receivables, net	204	206
Deferred income tax assets	930	916
Other current assets	290	284
Total current assets	1,801	2,494
Investments in available-for-sale securities and other cost investments (note 5)	1,299	1,324
Investments in affiliates, accounted for using the equity method (note 6)	3,221	3,299

Property and equipment, at cost	2,206	2,149
Accumulated depreciation	(394)	(341)
	1,812	1,808
Intangible assets not subject to amortization (note 7):
Goodwill	14,389	14,365
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,062	24,038
Intangible assets subject to amortization, net (note 7)	1,208	1,200
Other assets, at cost, net of accumulated amortization	290	379
Total assets	$33,693	34,542

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	March 31, 2014	December 31, 2013
	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$675	670
Current portion of debt (note 8)	770	777
Deferred revenue	1,718	1,575
Other current liabilities	128	150
Total current liabilities	3,291	3,172
Long-term debt (note 8)	3,898	4,778
Deferred income tax liabilities	2,236	2,312
Deferred revenue	166	164
Other liabilities	225	234
Total liabilities	9,816	10,660
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 104,449,637 shares at March 31, 2014 and 104,421,488 shares at December 31, 2013	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,874,078 shares at March 31, 2014 and 9,876,178 shares at December 31, 2013	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	2,255	2,217
Accumulated other comprehensive earnings (loss), net of taxes	4	4
Retained earnings	11,881	11,859
Total stockholders' equity	14,141	14,081
Noncontrolling interests in equity of subsidiaries	9,736	9,801
Total equity	23,877	23,882
Commitments and contingencies (note 9)
Total liabilities and equity	$33,693	34,542

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended March 31,
	2014	2013
	amounts in millions
Revenue:
Subscriber revenue	$841	635
Other revenue	170	154
Total Revenue	1,011	789
Operating costs and expenses, including stock based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	195	129
Programming and content	66	54
Customer service and billing	92	66
Other	30	22
Subscriber acquisition costs	123	100
Other operating expense	44	42
Selling, general and administrative	216	155
Depreciation and amortization	90	70
	856	638
Operating income (loss)	155	151
Other income (expense):
Interest expense	(53)	(11)
Share of earnings (losses) of affiliates, net (note 6)	(35)	17
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(65)	97
Gains (losses) on transactions, net (note 1)	1	7,479
Other, net	(38)	7
	(190)	7,589
Earnings (loss) before income taxes	(35)	7,740
Income tax (expense) benefit	107	364
Net earnings (loss)	72	8,104
Less net earnings (loss) attributable to the noncontrolling interests	50	45
Net earnings (loss) attributable to Liberty stockholders	$22	8,059

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three months ended March 31,
	2014	2013
	amounts in millions, except per share amounts
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B common stock	$0.19	67.72
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B common stock	$0.19	66.60

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended March 31,
	2014	2013
	amounts in millions
Net earnings (loss)	$72	8,104
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(3)	4
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	(26)
Share of other comprehensive earnings (loss) of equity affiliates	3	(6)
Other comprehensive earnings (loss)	—	(28)
Comprehensive earnings (loss)	72	8,076
Less comprehensive earnings (loss) attributable to the noncontrolling interests	50	45
Comprehensive earnings (loss) attributable to Liberty stockholders	$22	8,031

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Three months ended March 31,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings	$72	8,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90	70
Stock-based compensation	49	41
Share of (earnings) loss of affiliates, net	35	(17)
Realized and unrealized (gains) losses on financial instruments, net	65	(97)
Losses (gains) on transactions, net	(1)	(7,479)
Deferred income tax expense (benefit)	(93)	(380)
Noncash interest expense	(9)	(18)
Other, net	39	14
Changes in operating assets and liabilities
Current and other assets	(27)	66
Payables and other liabilities	74	35
Net cash provided (used) by operating activities	294	339
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	(58)	408
Investments in and loans to cost and equity investees	(2)	(18)
Repayment of loans by cost and equity investees	5	17
Capital expended for property and equipment	(66)	(26)
Purchases of short term investments and other marketable securities	(46)	(163)
Sales of short term investments and other marketable securities	55	139
Other investing activities, net	1	—
Net cash provided (used) by investing activities	(111)	357
Cash flows from financing activities:
Repayments of debt	(821)	(1)
Repurchases of Liberty common stock	—	(140)
Subsidiary shares repurchased by subsidiary	(81)	(466)
Other financing activities, net	8	8
Net cash provided (used) by financing activities	(894)	(599)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	—
Cash provided (used) by investing activities	—	—
Cash provided (used) by financing activities	—	550
Change in available cash held by discontinued operations	—	650
Net cash provided (used) by discontinued operations	—	1,200
Net increase (decrease) in cash and cash equivalents	(711)	1,297
Cash and cash equivalents at beginning of period	1,088	603
Cash and cash equivalents at end of period	$377	1,900

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Three months ended March 31, 2014

	Stockholders' equity
	Preferred Stock	Series A	Series B	Series C	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2014	$—	1	—	—	2,217	4	11,859	9,801	23,882
Net earnings	—	—	—	—	—	—	22	50	72
Stock-based compensation	—	—	—	—	29	—	—	17	46
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(4)	—	—	—	(4)
Shares repurchased by subsidiary	—	—	—	—	7	—	—	(136)	(129)
Shares issued by subsidiary	—	—	—	—	(3)	—	—	4	1
Other	—	—	—	—	9	—	—	—	9
Balance at March 31, 2014	$—	1	—	—	2,255	4	11,881	9,736	23,877

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)   Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of Liberty Media Corporation and its controlled subsidiaries (formerly named Liberty Spinco, Inc.) ("Liberty" or the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America. The significant subsidiaries include Sirius XM Holdings, Inc. ("SIRIUS XM"), the Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"). Our significant investments accounted for under the equity method include Charter Communications, Inc. ("Charter") and Live Nation Entertainment, Inc. ("Live Nation").
The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Liberty has entered into certain agreements with Liberty Interactive and Starz, both of which are separate publicly traded companies and none of these entities has any stock ownership, beneficial or otherwise, in the other, in order to govern relationships between the companies. These agreements include Reorganization Agreements, Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of Starz only) and Tax Sharing Agreements.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive and Starz, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive and Starz with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive and Starz reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive and Starz. Under these various

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

agreements approximately $2 million and $4 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2014 and 2013. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50,000,000 common shares of SIRIUS XM as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these transactions Liberty holds more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013 and the recognition of a $7.5 billion gain on the transaction. We note that in periods prior to a controlling interest SIRIUS XM was treated as an equity method affiliate.
On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire 136,600,826 SIRIUS XM shares for $500 million, in three separate tranches between the fourth quarter of 2013 and second quarter of 2014, at a price of $3.6603 per share (which was based on a 1.5% discount to the average of the daily volume weighted average price (VWAP) per share of SIRIUS XM common stock over a period of ten days beginning on the third trading day following the date of the public release of SIRIUS XM's third quarter 2013 earnings subject to a cap on the average VWAP of $4.18 and a floor on the average VWAP of $3.64). The repurchase of shares approximates 2% of the outstanding shares of SIRIUS XM on an as adjusted basis as the shares will be retired at the SIRIUS XM level. The first tranche of shares in the amount of 43,712,265 was repurchased on November 14, 2013. The second tranche was delayed and the final two tranches were settled on April 25, 2014 for total proceeds of $340 million. The retirement of SIRIUS XM shares on a consolidated basis does not significantly impact the consolidated results as it only requires an adjustment to noncontrolling interest as the shares are repurchased and retired. Liberty still retains a controlling interest in SIRIUS XM following the completion of the share repurchases.
Liberty’s board has approved the issuance of shares of its Series C common stock to holders of its Series A and Series B common stock, to be effected by means of a dividend. Holders of Series A and Series B common stock as of 5:00 p.m. New York City time on July 7, 2014, the record date for the dividend, will receive on July 10, 2014 a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date.
Liberty’s board has authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company to be called Liberty Broadband and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock. Liberty Broadband would be comprised of, among other things, Liberty’s (i) interest in Charter Communications, (ii) subsidiary TruePosition and (iii) minority equity investment in Time Warner Cable and (iv) certain deferred tax and deferred revenue liabilities, as well as liabilities related to the Time Warner call option. In the spin-off, record holders of Series A, Series B and Series C common stock would receive one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of common stock held by them as of the record date for the spin-off, with cash in lieu of fractional shares. In addition, stockholders will also receive a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they receive in the spin-off (irrespective of the series of common stock received).
The subscription rights are being issued to raise capital for general corporate purposes of Liberty Broadband and will enable the holders to acquire shares of Series C Liberty Broadband common stock at a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the spin-off. We expect the subscription rights to become publicly traded once the exercise price has been established and the rights offering to expire forty trading days following the completion of the spin-off.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The spin-off and rights offering are intended to be tax-free to stockholders of Liberty Media and the completion of the spin-off and commencement of the rights offering will be subject to various conditions, including the receipt of an opinion of tax counsel. Subject to the satisfaction of these conditions, the completion of the spin-off and the commencement of the rights offering is expected to occur in the second half of 2014.
(2)   Stock-Based Compensation
Liberty grants, to certain of its directors, employees and employees of its subsidiaries, options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide services (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended March 31,
	2014	2013
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	3
Customer service and billing	1	1
Other	2	1
Other operating expense	4	3
Selling, general and administrative	38	33
	$49	41
During the three months ended March 31, 2014, the Company granted 1,000 options to purchase shares of Series A Liberty common stock at a weighted average grant-date fair value of $38.86 per share. These options vest quarterly over a 4 year vesting period.
Liberty calculates the grant-date fair value for all of its equity classified awards and the subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Liberty estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty common stock and the implied volatility of publicly traded Liberty options. Liberty uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Liberty—Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company and certain Awards of employees of Starz.

	Series A
	Liberty Awards (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Outstanding at January 1, 2014	3,656	$91.74
Granted	1	$135.29
Exercised	(155)	$93.11
Outstanding at March 31, 2014	3,502	$91.70	5.0 years	$137
Exercisable at March 31, 2014	2,035	$88.92	4.7 years	$85
As of March 31, 2014, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $54 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.5 years.
As of March 31, 2014, Liberty reserved 3.5 million shares of Series A common stock for issuance under exercise privileges of outstanding stock Awards.
SIRIUS XM - Stock-based Compensation
During the three months ended March 31, 2014, SIRIUS XM granted stock options and restricted stock units to its employees and members of its board of directors. As of March 31, 2014, SIRIUS XM has approximately 259 million options outstanding of which approximately 110 million are exercisable, each with a weighted-average exercise price per share of $2.43 and $2.15, respectively. The stock-based compensation related to SIRIUS XM stock options was $36 million and $26 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $278 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(3)   Earnings Attributable to Liberty Media Corporation Stockholders Per Common Share
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Common Stock
The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Common Stock
	Three months ended March 31, 2014	Three months ended March 31, 2013
	numbers of shares in millions
Basic EPS	113	119
Potentially dilutive shares	2	2
Diluted EPS	115	121

(4)   Assets and Liabilities Measured at Fair Value
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
Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at March 31, 2014			Fair Value Measurements at December 31, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in millions
Cash equivalents	$175	175	—	859	859	—
Available-for-sale securities	$1,268	953	315	1,293	978	315
Financial instrument assets	$289	—	289	397	—	397
Debt	$942	—	942	1,002	—	1,002
The majority of Liberty's Level 2 financial assets are primarily investments in debt related instruments and certain derivative instruments. The Company notes that these assets are not always traded publicly or not considered to be

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. Accordingly, those Available-for-Sale securities and debt related instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2014	2013
	amounts in millions
Fair Value Option Securities	(15)	82
Cash convertible notes (a)	59	—
Other derivatives (b)	(109)	15
	(65)	97

(a)	Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value (Level 2), as elected by Liberty at the issuance of the notes.

(b)
Derivatives, including the Charter warrants (as discussed in note 6) and the bond hedge (as discussed in note 8), are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2).

(5)   Investments in Available-for-Sale Securities and Other Cost Investments
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	March 31, 2014	December 31, 2013
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$278	297
Time Warner Cable, Inc. (a)	324	320
Viacom, Inc. (a)	309	317
Barnes & Noble, Inc. (b)	259	255
Other equity securities	40	37
Other debt securities	26	27
Total Fair Value Option Securities	1,236	1,253
AFS and cost investments
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS and cost investments	39	47
Total AFS and cost investments	63	71
	$1,299	1,324

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of March 31, 2014.

(b)
In April 2014 Liberty reduced its overall ownership interest in Barnes & Noble, Inc. to less than 2% through the sale of approximately 90% of the preferred stock held by Liberty as of such date for approximately $250 million in proceeds.

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2014		December 31, 2013
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$2	1	6	1
Gross unrealized holding losses	$—	—	—	—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2014 and the carrying amount at December 31, 2013:

	March 31, 2014			December 31, 2013
	Percentage ownership	Fair Value (Level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
Charter Communications	25%	$3,309	2,323	2,395
Live Nation (b)	26%	1,132	396	409
SIRIUS XM Canada	37%	370	273	273
Other	various	NA	229	222
			$3,221	3,299
The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2014	2013
	amounts in millions
Charter Communications, Inc. (a)	$(28)	NA
SIRIUS XM	NA	8
Live Nation	(14)	(19)
SIRIUS XM Canada	1	1
Other	6	27
	$(35)	17

(a)	As discussed below, Liberty acquired its interest in Charter Communications, Inc. during the three months ended June 30, 2013 for approximately $2.6 billion.

(b)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of March 31, 2014.

Charter Communications, Inc.

In May 2013, Liberty Media completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter Communications, Inc. ("Charter") for approximately $2.6 billion, which represented an approximate 27% beneficial ownership, including warrants on an as if converted basis, in Charter, at the time of purchase, and a price per share of $95.50. Liberty accounts for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion. The excess basis was primarily allocated to franchise fees, customer relationships, debt and goodwill based on a preliminary valuation of Charter's assets and liabilities.

SIRIUS XM Canada

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a 15% royalty for all subscriber fees earned by SIRIUS XM Canada each month for its basic service and an activation fee for each gross activation of a SIRIUS XM Canada subscriber on the satellite radio system. SIRIUS XM Canada is obligated to pay SIRIUS XM a total of $70 million for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from SIRIUS XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides chip sets as well other services and SIRIUS XM Canada reimburses SIRIUS XM for such costs. At March 31, 2014, SIRIUS XM has approximately $5 million and $20 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $12 million in revenue, for the three months ended March 31, 2014, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.

(7) Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill are as follows:

	SIRIUS XM	Other	Total
	amounts in millions
Balance at January 1, 2014	$14,165	200	14,365
Acquisitions (1)	(1)	25	24
Balance at March 31, 2014	$14,164	225	14,389

(1)	TruePosition made an acquisition during the three months ended March 31, 2014.
Other major intangible assets not subject to amortization, not separately disclosed, are SIRIUS XM tradenames ($930 million) and ANLBC franchise rights ($143 million) at March 31, 2014.

Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $36 million and $26 million for the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

three months ended March 31, 2014 and 2013, respectively. Based on its amortizable intangible assets as of March 31, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2014	$122
2015	$151
2016	$117
2017	$105
2018	$101

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal March 31, 2014
		March 31, 2014	December 31, 2013
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	942	1,002
Margin Loans	250	250	920
Subsidiary notes and loans
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	491	513	520
SIRIUS XM 5.875% Senior Notes due 2020	650	643	643
SIRIUS XM 5.75% Senior Notes due 2021	600	595	594
SIRIUS XM 5.25% Senior Notes due 2022	400	407	407
SIRIUS XM 4.25% Senior Notes due 2020	500	495	494
SIRIUS XM 4.625% Senior Notes due 2023	500	495	495
SIRIUS XM Credit Facility	310	310	460
Other subsidiary debt	18	18	20
Total debt	$4,719	4,668	5,555
Less debt classified as current		(770)	(777)
Total long-term debt		$3,898	4,778

Liberty 1.375% Cash Convertible Notes due 2023
On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes"). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. The initial conversion rate for the Convertible Notes is 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations. As of March 31, 2014,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.
Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the number of shares of Liberty Series A common stock that will initially underlie the Convertible Notes. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which initially corresponds to the conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction. The expiration of these instruments is October, 15, 2023 and is included in other long-term assets as of March 31, 2014 in the accompanying condensed consolidated balance sheet, with changes in the fair value recorded as unrealized gains (losses) in the statement of operations.
Margin Loans
During the year ended December 31, 2013, in connection with Liberty's acquisition of Charter common stock and warrants, as discussed in note 6, Liberty, through certain of its wholly-owned subsidiaries, entered into several margin loans with various financial institutions (“lender parties”) in order to fund the purchase. Each agreement contains language that indicates that Liberty, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements.

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties with incremental borrowings through the prior year end. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bear interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan is LIBOR plus 2% which has not changed since inception. Interest on the term loan is payable on the first business day of each calendar quarter, and interest is payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. As of March 31, 2014, availability under the revolving line of credit was $750 million. Additionally, up to $1 billion in loans may be extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

$670 Million Margin Loan due 2015
At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015"). Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan due May 1, 2015 bears interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. During the three months ended March 31, 2014, Liberty has fully repaid the $670 Million Margin Loan due 2015 and the shares previously pledged under the loan are no longer pledged as collateral.

As of March 31, 2014, the value of shares pledged as collateral pursuant to the margin loan agreements are as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	March 31, 2014	March 31, 2014
	amounts in millions
SIRIUS XM	719.9	$2,304
Live Nation	8.1	$175
Time Warner, Inc.	3.6	$237
Viacom, Inc.	3.5	$300
Time Warner Cable, Inc.	1.1	$153

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
As of March 31, 2014, availability under the Credit Facility was $940 million.

As of March 31, 2014, SIRIUS XM was in compliance with all debt covenants.

SIRIUS XM $1.5 Billion 6.00% Senior Notes due 2024
In May 2014, SIRIUS XM issued $1.5 billion principal amount of new senior secured notes due 2024 which will bear interest at an annual rate of 6.00% ("SIRIUS XM 6.00% Senior Notes due 2024"). SIRIUS XM intends to use the net proceeds from the offering for general corporate purposes.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Fair Value of Debt
The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2014
SIRIUS XM 5.875% Senior Notes due 2020	$686
SIRIUS XM 5.75% Senior Notes due 2021	$626
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	$872
SIRIUS XM 5.25% Senior Notes due 2022	$414
SIRIUS XM 4.25% Senior Notes due 2020	$488
SIRIUS XM 4.625% Senior Notes due 2023	$473
Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at March 31, 2014.

(9) Commitments and Contingencies
Guarantees
The Company continues to guarantee Starz, LLC's obligations under one of its studio output agreements. At March 31, 2014, the Company's guarantee for obligations for films released by such date aggregated $170 million. The outstanding guarantee associated with this studio output agreement is expected to lapse in November of 2014. While the guarantee amount for films not yet released is not determinable, such amounts are expected to be significant, although the closer we get to the release of liability the expected amounts are expected to diminish. The Company considered whether a liability associated with the Guarantee was considered necessary and determined that based on a number of scenarios associated with this Guarantee due to the financial well-being of Starz, the anticipated financial performance of Starz over the next year and Starz's availability under its Credit Facility, that no liability was considered necessary.
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
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2014 aggregated $406 million, which is payable as follows: $72 million in 2014, $75 million in 2015, $49 million in 2016, $65 million in 2017 and $145 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

(10) Information About Liberty's Operating Segments
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
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, the Company reviews nonfinancial measures such as subscriber growth, churn and penetration.
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
For the three months ended March 31, 2014, the Company has identified the following business as its reportable segment:

•
SIRIUS XM — consolidated subsidiary that provides a subscription based satellite radio service. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

their music and other channels, plus new features such as SiriusXM On Demand and MySXM, over the internet, including through applications for mobile devices. SIRIUS XM is also a leader in providing connected vehicle applications and services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers.
The Company's segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies in the Company's annual financial statements filed on Form 10-K.
Performance Measures

	Three months ended March 31,
	2014		2013
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$988	335	729	259
Corporate and other	23	(41)	60	3
	$1,011	294	789	262

Other Information

	March 31, 2014
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
SIRIUS XM	$28,151	273	29
Corporate and other	5,542	2,948	37
	$33,693	3,221	66

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended March 31,
	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$294	262
Stock-based compensation	(49)	(41)
Depreciation and amortization	(90)	(70)
Interest expense	(53)	(11)
Share of earnings (losses) of affiliates, net	(35)	17
Realized and unrealized gains (losses) on financial instruments, net	(65)	97
Gains (losses) on transactions, net	1	7,479
Other, net	(38)	7
Earnings (loss) from continuing operations before income taxes	$(35)	7,740

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Holdings, Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; the issuance of Series C Liberty common stock, to be effected by means of a dividend; the proposed spin-off of Liberty Broadband; SIRIUS XM's stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;

•	significant dependence of one of our consolidated businesses upon automakers;

•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	interruption or failure of our information technology and communication systems, including the failure of our satellites, could negatively impact our results and brand;

•	royalties for music rights have increased and there can be no assurance they will not continue to increase in the future;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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
For additional risk factors, please see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2013.
Explanatory Note
On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50,000,000 common shares of SIRIUS XM as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these two transactions Liberty holds more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013 and the recognition of a $7.5 billion gain on the transaction. We note that our investment in SIRIUS XM, in periods prior to our acquisition of a controlling interest, was treated as an equity method affiliate.
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is also our principal reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus new features such as SiriusXM On Demand and MySXM, over the internet, including through applications for mobile devices. SIRIUS XM is also a leader in providing connected vehicle applications and services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers.
Our "Corporate and Other" category includes our other consolidated subsidiaries, including the Atlanta National League Baseball Club, Inc. ("ANLBC"), TruePosition, Inc. ("TruePosition") and corporate expenses. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs.
In addition to the foregoing businesses, we hold an ownership interest in Charter Communications, Inc. ("Charter"), Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM, SIRIUS XM Canada, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Inc., Time Warner Cable, Inc. and Viacom, Inc. which are accounted for at their respective fair market values and are included in corporate and other.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments. The "corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment see "Results of Operations—Business" below.
Consolidated Operating Results

	Three months ended March 31,
	2014	2013
	amounts in millions
Revenue
SIRIUS XM	$988	729
Corporate and other	23	60
	$1,011	789
Adjusted OIBDA
SIRIUS XM	$335	259
Corporate and other	(41)	3
	$294	262
Operating Income (Loss)
SIRIUS XM	$219	171
Corporate and other	(64)	(20)
	$155	151

Revenue.    Our consolidated revenue increased $222 million for the three months ended March 31, 2014 as compared to the corresponding period in the prior year. The increase was primarily due to revenue growth at SIRIUS XM (approximately $100 million) and a full quarter of consolidated SIRIUS XM revenue ($166 million) which was partially offset by reduced revenue at ANLBC and TruePosition and no revenue earned during the three months ended March 31, 2013 related to a contractual arrangement with CNBC that was held by a subsidiary exchanged in the fourth quarter of 2013 with Comcast. ANLBC revenue decreased $17 million as compared to the same period in the prior year due to a one time recognition of revenue from a settlement of historical broadcast rights issues in the three months ended March 31, 2013. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM, including a discussion of the SIRIUS XM results on a comparative basis.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $32 million for the three months ended March 31, 2014 , as compared to the corresponding period in the prior year. The increase was the result of a full quarter of consolidation and increased operating efficiencies at SIRIUS XM offset by reduced Adjusted OIBDA results at ANLBC, TruePosition and the revenue sharing agreement discussed above. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

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
We recorded $49 million and $41 million of stock compensation expense for the three months ended March 31, 2014 and 2013, respectively. The increase in stock compensation expense in 2014 relates to the additional stock-based compensation from SIRIUS XM. As of March 31, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $54 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.5 years. Additionally, as of March 31, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $278 million. The SIRIUS XM unrecognized compensation cost will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.5 years.
Operating income.    Our consolidated operating income increased $4 million for the three months ended March 31, 2014 as compared to the corresponding period in the prior year. The increase is primarily the result of increased operating results at SIRIUS XM offset by the other subsidiary activity discussed above in the Adjusted OIBDA. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended March 31,
	2014	2013
	amounts in millions
Other income (expense):
Interest expense	$(53)	(11)
Share of earnings (losses) of affiliates	(35)	17
Realized and unrealized gains (losses) on financial instruments, net	(65)	97
Gains (losses) on transactions, net	1	7,479
Other, net	(38)	7
	$(190)	7,589
Interest expense.    Consolidated interest expense increased $42 million for the three months ended March 31, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to the inclusion of SIRIUS XM's debt for the entirety of the first quarter, an overall increase in the average debt balance outstanding during the period and a reduction in premium amortization as a result of debt refinancing by SIRIUS XM in the prior period.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2014	2013
	amounts in millions
Charter	$(28)	NA
SIRIUS XM	NA	8
Live Nation	(14)	(19)
SIRIUS XM Canada	1	1
Other	6	27
	$(35)	17

We acquired a 27% interest in Charter Communications, Inc. during the three months ended June 30, 2013 for approximately $2.6 billion. We acquired a controlling interest in SIRIUS XM on January 18, 2013 resulting in share of earnings for only the first seventeen days of January 2013.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2014	2013
	amounts in millions
Fair Value Option Securities	$(15)	82
Cash convertible notes	59	—
Other derivatives	(109)	15
	$(65)	97

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value, as elected by Liberty at the issuance of the notes.
Liberty obtained Charter Communications, Inc. ("Charter") warrants in the second quarter of 2013. These warrants are marked to market based on the trading price of Charter and other observable market data as the significant inputs.
Gains (losses) on transactions, net. During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain in the three months ended March 31, 2013 of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest.
Other, net. Other, net loss for the three months ended March 31, 2014 is primarily the impact of stock issuances at Charter below Liberty's cost basis (primarily from stock option exercises).
Income taxes.    Our income taxes for the three months ended March 31, 2014 was a benefit of $107 million. The primary reason for the tax benefit for the three months ended March 31, 2014 was the liquidation of a consolidated partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes. Income taxes for the three months ended March 31, 2013 was a benefit of $364 million. The primary reason for the tax benefit in the prior period was that the gain on the SIRIUS XM controlling interest was not included in taxable income and the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction.

Net earnings.    We had net earnings of $72 million for the three months ended March 31, 2014 and net earnings of $8,104 million for the three months ended March 31, 2013. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of March 31, 2014, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
Liberty does not have a debt rating subsequent to the Spin-Off.
As of March 31, 2014 Liberty's liquidity position consisted of the following:

	Cash and Cash Equivalents	Unencumbered Fair Value Option AFS Securities
	amounts in millions
Corporate and other	$256	546
SIRIUS XM	$121	—
To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM which has significant cash and cash provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash.

	Three months ended March 31,
	2013	2012
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$294	339
Net cash provided (used) by investing activities	$(111)	357
Net cash provided (used) by financing activities	$(894)	(599)
Liberty's primary use of cash during the three months ended March 31, 2014 (excluding SIRIUS XM's uses of cash) was the repayment of $670 million, a portion, of the outstanding margin loans through the use of cash on hand. SIRIUS XM's primary uses of cash were the repayment of a portion of their outstanding credit facility and the repurchase of outstanding SIRIUS XM common stock. The SIRIUS XM uses of cash were funded by cash provided by operating activities and cash on hand.
The projected uses of Liberty's cash are the investment in existing or new businesses, debt service, capital expenditures and the potential buyback of common stock under the approved share buyback program as well as further repayment of the margin loans. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, cash proceeds from the sale of investments, including the sale of some of our SIRIUS XM shares of common stock back to SIRIUS XM as part of a share repurchase agreement (discussed in note 1 to the accompanying condensed consolidated financial statements) and borrowing capacity under margin loans. SIRIUS XM's uses of cash are expected to be capital expenditures to improve its terrestrial repeater network and broadcast and administrative infrastructure and the repurchases of its common stock in accordance with the approved share buyback program, including Liberty's shares under the share repurchase agreement. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash from operations and the existing credit facility. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
Results of Operations—Business
SIRIUS XM Holdings, Inc. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus new features such as SiriusXM On Demand and MySXM, over the internet, including through applications for mobile devices. SIRIUS XM is also a leader in providing connected vehicle applications and services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. Subscribers to its connected vehicle services are not included in the subscriber count below. SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios as factory- or dealer-installed equipment in their vehicles from which SIRIUS XM acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. Additionally, SIRIUS XM distributes its radios through retail locations nationwide and through its website. Satellite radio services are also offered to customers of certain daily rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM also derives revenue from other subscription related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as weather, data, traffic, and Backseat TV services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of March 31, 2014, SIRIUS XM had 25.8 million subscribers of which 21.3 million were self-pay subscribers and 4.5 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. Previous to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the three months ended March 31, 2014, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of March 31, 2014, there is an approximate 47% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended March 31,
	2014 (1)	2013 (1)
	amounts in millions
Subscriber revenue	$851	783
Other revenue	147	114
Total revenue	998	897
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(387)	(327)
Subscriber acquisition costs	(123)	(116)
Other operating expenses	(14)	(13)
Selling, general and administrative expenses	(140)	(112)
Adjusted OIBDA	334	329
Stock-based compensation	(18)	(15)
Depreciation and amortization	(68)	(67)
Operating income	$248	247

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased 9% for the three months ended March 31, 2014 as compared to the corresponding period in the prior year. The increase was primarily attributable to a 7% increase in daily weighted average number of subscribers, the inclusion of revenue from the recently acquired connected vehicle business and an increase in certain subscription rates that began in January 2014. The increase was partially offset by growth in subscription discounts offered through customer acquisition and retention programs, an increasing number of lifetime plans that have reached full recognition and a change in an agreement with an automaker.

Other revenue includes advertising revenue, royalty fees, equipment revenue and other ancillary revenue. For the three months ended March 31, 2014, other revenue increased 29% as compared to the corresponding prior period. The most significant change in other revenue was the result of an increase in the number of subscribers who pay royalty fees as a cost pass through.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased 18% for the three months ended March 31, 2014 as compared to the corresponding period. The primary increases for the three months were increases in the revenue share and royalties which increased due to the full amortization of certain deferred credits on executory contracts from the merger with XM and, in part, to increased revenues exacerbated by a higher royalty rate. Programming and content costs increased slightly but decreased as a percentage of revenue for the three months ended March 31, 2014 as compared to the corresponding period in the prior year. Additionally, customer service and billing expense increased 13% for the three months ended March 31, 2014, as compared to the corresponding period in the prior year, but remained flat as a percentage of revenue. The increase was the result of added costs associated with the connected vehicle business and higher subscriber volume which resulted in increased subscriber contacts.

Other operating expense includes engineering, design and development costs. For the three months ended March 31, 2014 other operating expense increased $1 million but remained relatively flat as a percentage of total revenue. The increase was driven primarily by the increased costs associated with the connected vehicle business and, to a lesser extent, product development costs related to enhanced subscriber features and functionality for the SIRIUS XM service.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the three months ended March 31, 2014, subscriber acquisition costs increased 6% but were actually slightly down as a percentage of subscriber revenue. The overall increase in cost was primarily a result of an elimination of a benefit from purchase accounting as certain deferred credits associated with an executory contract were fully amortized in the prior year. Adjusting the prior year balance for such credits, the overall subscriber acquisition costs actually decreased as compared to the prior period due to a change in a contract with an automaker.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, rent and occupancy costs, finance, legal, human resources, information technology and insurance costs. For the three months ended March 31, 2014, selling, general and administrative expense increased $28 million as compared to the corresponding period in the prior year. The increase in costs was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, additional personnel costs associated with the connected vehicle business and increased legal fees.

The following is a reconciliation of the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty:

	Three months ended March 31, 2014
	As reported by SIRIUS XM	Purchase Accounting Adjustments	As reported by Liberty
	amounts in millions
Subscriber revenue	851	(10)	841
Other revenue	147	—	147
Total revenue	998	(10)	988
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(387)	11	(376)
Subscriber acquisition costs	(123)	—	(123)
Other operating expenses	(14)	—	(14)
Selling, general and administrative expenses	(140)	—	(140)
Adjusted OIBDA	334	1	335
Stock-based compensation	(18)	(18)	(36)
Depreciation and amortization	(68)	(12)	(80)
Operating income	248	(29)	219

	Three months ended March 31, 2013
	As reported by SIRIUS XM	Purchase Accounting Adjustments	Elimination for Equity Method Accounting (17 days)	As reported by Liberty
	amounts in millions
Subscriber revenue	783	(2)	(146)	635
Other revenue	114	—	(20)	94
Total revenue	897	(2)	(166)	729
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(327)	1	60	(266)
Subscriber acquisition costs	(116)	(4)	20	(100)
Other operating expenses	(13)	(2)	3	(12)
Selling, general and administrative expenses	(112)	(2)	22	(92)
Adjusted OIBDA	329	(9)	(61)	259
Stock-based compensation	(15)	(14)	3	(26)
Depreciation and amortization	(67)	(7)	12	(62)
Operating income	247	(30)	(46)	171

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
SIRIUS XM	$310	2.4%	$3,159	5.5%
Corporate	$250	2.2%	$1,000	1.4%
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
At March 31, 2014, the fair value of our AFS equity securities was $1,299 million. Had the market price of such securities been 10% lower at March 31, 2014, the aggregate value of such securities would have been $130 million lower. Additionally, our stock in Live Nation, SIRIUS XM Canada, and Charter (three of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at March 31, 2014 the aggregate value of such securities would have been $481 million lower.
Item 4.    Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

In early to mid-January 2014, a series of stockholder class actions were filed in Delaware and New York state courts against Sirius XM, Liberty, Liberty Radio LLC, and certain present and former Sirius XM board members (Joan L. Amble, Anthony J. Bates, George W. Bodenheimer, David J.A. Flowers, Eddy W. Hartenstein, James P. Holden, Gregory B. Maffei, Evan D. Malone, John C. Malone, James E. Meyer, James F. Mooney, Carl E. Vogel, Vanessa A. Wittman. David Zaslav). In Delaware, the cases are captioned: Roy v. Meyer, et al., Case No. 9248-VCN (Del. Ch.); Ebenau v. Meyer, et al., Case No. 9249-VCN (Del. Ch.); Ricciardi v. Sirius XM Holdings Inc., et al., Case No. 9253-VCN (Del. Ch.); Western Washington Laborers-Employers Pension Trust v. Sirius XM Holdings Inc., et al., Case No. 9269-VCN (Del. Ch.); and Varvolis v. Malone, et al., Case No. 9283-VCN (Del. Ch.). In New York, the cases are captioned: Freedman v. Sirius XM Holdings Inc., et al., Index No. 650038/2014 (N.Y. Sup. Ct.); Adoni v. Amble, et al., Index No. 650085/2014 (N.Y. Sup. Ct.); Goodman v. Amble, et al., Index No. 650141/2014 (N.Y. Sup. Ct.); Hartleib v. Sirius XM Holdings Inc., et al., Index No. 650158/2014 (N.Y. Sup. Ct.); Shenk v. Sirius XM Holdings Inc., et al., Index No. 650188/2014 (N.Y. Sup. Ct.); The Booth Family Trust v. Meyer, et al., Index No. 650235/2014 (N.Y. Sup. Ct.); Corso v. Sirius XM Holdings Inc., et al., Index No. 650253/2014 (N.Y. Sup. Ct.); and Sciortino v. Sirius XM Holdings Inc., et al., Index No. 650268/2014 (N.Y. Sup. Ct.).
The cases involved Liberty’s former proposal (the "Proposal") to acquire the remaining shares of Sirius XM that it does not already own (which was subsequently withdrawn).  The plaintiffs alleged that in pursuing this Proposal, Liberty and the individual director defendants breached their fiduciary duties to the Sirius XM shareholders.
On January 13, 2014, a notice of voluntary discontinuance was filed in the Adoni case.  On January 27, 2014, a motion for consolidation (of all of the New York cases) and appointment of lead counsel was filed in the Shenk case.  On January 31, 2014, defendants filed a cross-motion to dismiss the New York actions, or in the alternative to stay the New York actions, in favor of the substantially similar actions pending in Delaware.
On March 13, 2014, before the New York Supreme Court heard oral argument on the pending motion and cross-motion, Liberty issued a press release stating that it had withdrawn the Proposal.  In light of this withdrawal, plaintiffs’ cases became moot.  On April 1, 2014, notices of voluntary discontinuances were filed in the Freedman, Goodman, Hartleib, The Booth Family Trust, Corso, and Sciortino cases.  In the Shenk case, a stipulation of voluntary discontinuance was faxed to the court on April 2, 2014, and on April 10, 2014, Judge Lawrence Marks “So Ordered” the stipulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On January 11, 2013 Liberty Media Corporation announced that its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward. There were no repurchases of Liberty common stock made pursuant to the repurchase program during the first quarter of 2014. As of March 31, 2014, $327 million is available for repurchases under the Company's share repurchase program.
During the three months ended March 31, 2014, 1,490 shares of Series A Liberty common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

QuickLinks -- Click here to rapidly navigate through this document

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K (File No. 001-35707) as filed on February 28, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 8, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 8, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K (File No. 001-35707) as filed on February 28, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
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