Form 10-Q
period 2014-06-30
Liberty Media Corp
filed 2014-08-05
CIK 1560385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2014 was:

Series A common stock	104,459,129
Series B common stock	9,874,072
Series C common stock	228,666,184

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$566	1,088
Trade and other receivables, net	240	206
Short term marketable securities (note 4)	240	15
Deferred income tax assets	923	916
Other current assets	305	269
Total current assets	2,274	2,494
Investments in available-for-sale securities and other cost investments (note 5)	1,129	1,324
Investments in affiliates, accounted for using the equity method (note 6)	3,338	3,299

Property and equipment, at cost	2,252	2,149
Accumulated depreciation	(446)	(341)
	1,806	1,808
Intangible assets not subject to amortization (note 7):
Goodwill	14,389	14,365
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,062	24,038
Intangible assets subject to amortization, net (note 7)	1,170	1,200
Other assets, at cost, net of accumulated amortization	296	379
Total assets	$34,075	34,542

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	June 30, 2014	December 31, 2013
	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$674	670
Current portion of debt (note 8)	762	777
Deferred revenue	1,712	1,575
Other current liabilities	173	150
Total current liabilities	3,321	3,172
Long-term debt (note 8)	5,177	4,778
Deferred income tax liabilities	2,266	2,312
Deferred revenue	170	164
Other liabilities	204	234
Total liabilities	11,138	10,660
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 104,459,439 shares at June 30, 2014 and 104,421,488 shares at December 31, 2013	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,874,072 shares at June 30, 2014 and 9,876,178 shares at December 31, 2013	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; retroactive issued and outstanding 228,667,022 shares at June 30, 2014 and 228,595,332 December 31, 2013	2	2
Additional paid-in capital	2,036	2,215
Accumulated other comprehensive earnings (loss), net of taxes	6	4
Retained earnings	11,931	11,859
Total stockholders' equity	13,976	14,081
Noncontrolling interests in equity of subsidiaries	8,961	9,801
Total equity	22,937	23,882
Commitments and contingencies (note 9)
Total liabilities and equity	$34,075	34,542

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Revenue:
Subscriber revenue	$869	813	1,710	1,448
Other revenue	291	265	461	419
Total Revenue	1,160	1,078	2,171	1,867
Operating costs and expenses, including stock based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	201	165	396	294
Programming and content	62	61	128	115
Customer service and billing	90	81	182	147
Other	34	27	64	49
Subscriber acquisition costs	124	136	247	236
Other operating expense	111	108	155	150
Selling, general and administrative	215	186	431	341
Depreciation and amortization	92	88	182	158
	929	852	1,785	1,490
Operating income (loss)	231	226	386	377
Other income (expense):
Interest expense	(62)	(28)	(115)	(39)
Share of earnings (losses) of affiliates, net (note 6)	(12)	(21)	(47)	(4)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	25	61	(40)	158
Gains (losses) on transactions, net (note 1)	1	2	2	7,481
Other, net	(2)	12	(40)	19
	(50)	26	(240)	7,615
Earnings (loss) before income taxes	181	252	146	7,992
Income tax (expense) benefit	(75)	(100)	32	264
Net earnings (loss)	106	152	178	8,256
Less net earnings (loss) attributable to the noncontrolling interests	56	59	106	104
Net earnings (loss) attributable to Liberty stockholders	$50	93	72	8,152

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions, except per share amounts
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A, B and C common stock	$0.15	0.26	0.21	22.83
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A, B and C common stock	$0.14	0.26	0.21	22.46

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2014		2013	2014	2013
	amounts in millions
Net earnings (loss)	$106		152	178	8,256
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	—		—	—	(6)
Unrealized holding gains (losses) arising during the period	—		(2)	(3)	2
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—		—	—	(26)
Share of other comprehensive earnings (loss) of equity affiliates	2	—	—	5	—
Other comprehensive earnings (loss)	2		(2)	2	(30)
Comprehensive earnings (loss)	108		150	180	8,226
Less comprehensive earnings (loss) attributable to the noncontrolling interests	56		59	106	104
Comprehensive earnings (loss) attributable to Liberty stockholders	$52		91	74	8,122

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Six months ended June 30,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings	$178	8,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	182	158
Stock-based compensation	98	89
Cash payments for stock-based compensation	(1)	(1)
Share of (earnings) loss of affiliates, net	47	4
Realized and unrealized (gains) losses on financial instruments, net	40	(158)
Losses (gains) on transactions, net	(2)	(7,481)
Losses (gains) on dilution of investment in affiliate	54	3
Deferred income tax expense (benefit)	(61)	(275)
Noncash interest expense	(14)	(40)
Other, net	(3)	14
Changes in operating assets and liabilities
Current and other assets	(55)	77
Payables and other liabilities	101	(39)
Net cash provided (used) by operating activities	564	607
Cash flows from investing activities:
Cash proceeds from sale of investments	247	—
Cash (paid) for acquisitions, net of cash acquired	(47)	408
Proceeds (payments) on financial instruments, net	—	12
Investments in and loans to cost and equity investees	(169)	(2,584)
Capital expended for property and equipment	(111)	(64)
Purchases of short term investments and other marketable securities	(292)	(163)
Sales of short term investments and other marketable securities	67	229
Other investing activities, net	36	(43)
Net cash provided (used) by investing activities	(269)	(2,205)
Cash flows from financing activities:
Borrowings of debt	1,948	2,809
Repayments of debt	(1,573)	(845)
Repurchases of Liberty common stock	—	(140)
Subsidiary shares repurchased by subsidiary	(946)	(1,109)
Funding of subsidiary share repurchase program	(246)	—
Other financing activities, net	—	17
Net cash provided (used) by financing activities	(817)	732
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	—
Cash provided (used) by investing activities	—	—
Cash provided (used) by financing activities	—	550
Change in available cash held by discontinued operations	—	650
Net cash provided (used) by discontinued operations	—	1,200
Net increase (decrease) in cash and cash equivalents	(522)	334
Cash and cash equivalents at beginning of period	1,088	603
Cash and cash equivalents at end of period	$566	937

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Six months ended June 30, 2014

	Stockholders' equity
	Preferred Stock	Series A	Series B	Series C	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2014	$—	1	—	2	2,215	4	11,859	9,801	23,882
Net earnings	—	—	—	—	—	—	72	106	178
Other comprehensive loss	—	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	58	—	—	32	90
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(12)	—	—	—	(12)
Shares repurchased by subsidiary	—	—	—	—	(228)	—	—	(739)	(967)
Shares issued by subsidiary	—	—	—	—	(7)	—	—	7	—
Remaining balance available on funds allocated for subsidiary accelerated share repurchase	—	—	—	—	—	—	—	(246)	(246)
Other	—	—	—	—	10	—	—	—	10
Balance at June 30, 2014	$—	1	—	2	2,036	6	11,931	8,961	22,937

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
The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Liberty has entered into certain agreements with Liberty Interactive and Starz, both of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities have any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements, Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of Starz only) and Tax Sharing Agreements.
The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive and Starz, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive and Starz with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive and Starz reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Under the Facilities Sharing Agreements, Liberty shares office

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

space and related amenities at its corporate headquarters with Liberty Interactive and Starz. Under these various agreements approximately $6 million and $5 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2014 and 2013, respectively, and $8 million and $9 million for the six months ended June 30, 2014 and 2013, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.
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
On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire 136,600,826 SIRIUS XM shares for $500 million, in three separate tranches between the fourth quarter of 2013 and second quarter of 2014, at a price of $3.6603 per share (which was based on a 1.5% discount to the average of the daily volume weighted average price ("VWAP") per share of SIRIUS XM common stock over a period of ten days beginning on the third trading day following the date of the public release of SIRIUS XM's third quarter 2013 earnings subject to a cap on the average VWAP of $4.18 and a floor on the average VWAP of $3.64). The repurchase of shares approximates 2% of the outstanding shares of SIRIUS XM on an as adjusted basis as the shares will be retired at the SIRIUS XM level. The first tranche of shares in the amount of 43,712,265 was repurchased on November 14, 2013. The second tranche was delayed and the final two tranches were settled on April 25, 2014 for total proceeds of $340 million. The retirement of SIRIUS XM shares on a consolidated basis does not significantly impact the consolidated results as it only requires an adjustment to noncontrolling interest as the shares are repurchased and retired. Liberty still retains a controlling interest in SIRIUS XM following the completion of the share repurchases.
In May 2014, SIRIUS XM entered into an accelerated share repurchase agreement ("ASR agreement") with a third-party financial institution to repurchase up to $600 million of its common stock. Under the ASR agreement SIRIUS XM prepaid $600 million to the financial institution and received an initial delivery of 112,500,000 shares of its common stock. The shares were retired in the second quarter of 2014. The remaining $246 million under this ASR agreement is included in noncontrolling interest within the unaudited condensed consolidated balance sheets as of June 30, 2014. The ASR agreement is expected to mature in the third quarter. The aggregate purchase price to be paid under the ASR agreement will be determined using a pre-agreed grid that references the VWAP of SIRIUS XM common stock, and the total aggregate number of shares to be repurchased under the ASR agreement will be determined based on the VWAP of SIRIUS XM common stock minus a discount during the term of the ASR agreement.
Liberty’s board approved the issuance of shares of its Series C common stock to holders of its Series A and Series B common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B common stock as of 5:00 p.m. New York City time on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date. The impact of the Series C common issuance has been reflected retroactively due to the treatment of the dividend as a stock split for accounting purposes. Additionally, in connection with the Series C common stock issuance, outstanding Series A common stock warrants have been adjusted. There were 5,588,200 warrants outstanding at a strike price of $255.64 per share, at June 30, 2014, which were adjusted to 15,776,000 warrants with a strike price of $87.35 per share.
Liberty’s board has authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company to be called Liberty Broadband Corporation ("Liberty Broadband") and to distribute subscription rights to acquire shares of Liberty Broadband’s Series C common stock. Liberty Broadband would be comprised of, among other things, Liberty’s (i) interest in Charter, (ii) subsidiary TruePosition and (iii) minority equity investment

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

in Time Warner Cable, Inc. ("Time Warner") (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner call option and (v) initial indebtedness, pursuant to a credit arrangement to be entered into prior to the completion of the spin-off. In the spin-off, record holders of Series A, Series B and Series C common stock would receive one share of the corresponding series of Liberty Broadband common stock for each four shares of common stock held by them as of the record date for the spin-off, with cash in lieu of fractional shares. In addition, stockholders will also receive a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they receive in the spin-off (irrespective of the series of common stock received).
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
The spin-off and rights offering are intended to be tax-free to stockholders of Liberty and the completion of the spin-off and commencement of the rights offering will be subject to various conditions, including the receipt of an opinion of tax counsel. Subject to the satisfaction of these conditions, the completion of the spin-off and the commencement of the rights offering is expected to occur in the second half of 2014.
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
Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(amounts in millions)
Cost of subscriber services:
Programming and content	$5	4	9	7
Customer service and billing	1	1	2	2
Other	2	2	4	3
Other operating expense	4	3	8	6
Selling, general and administrative	37	38	75	71
	$49	48	98	89
During the six months ended June 30, 2014, the Company granted approximately one thousand options to purchase shares of Series A Liberty common stock at a weighted average grant-date fair value of $38.86 per share. These options vest quarterly over a 4 year vesting period.

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

	Series A
	Liberty Awards (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Outstanding at January 1, 2014	3,656	$91.74
Granted	1	$135.29
Exercised	(186)	$86.88
Outstanding at June 30, 2014	3,471	$92.02	4.7 years	$155
Exercisable at June 30, 2014	2,352	$90.23	4.5 years	$109
On July 23, 2014 a dividend of Series C common stock was distributed and adjustments to the options outstanding were required to reflect the changes to the capital structure of the Company.  For every Series A Award held, two Series C Awards were issued with an exercise price equal to one third the exercise price of the outstanding award.  Additionally, the exercise price of the outstanding Series A Awards was adjusted to one third the exercise price associated with such Award. The change to outstanding Awards did not change the aggregate intrinsic value associated with the Awards outstanding just prior to the distribution and the Awards outstanding immediately following the distribution.
As of June 30, 2014, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $43 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.6 years.
As of June 30, 2014, Liberty reserved 3.5 million shares of Series A common stock for issuance under exercise privileges of outstanding stock Awards.
SIRIUS XM - Stock-based Compensation
During the six months ended June 30, 2014, SIRIUS XM granted stock options and restricted stock units to its employees and members of its board of directors. As of June 30, 2014, SIRIUS XM has approximately 252 million options outstanding of which approximately 104 million are exercisable, each with a weighted-average exercise price per share of $2.44 and $2.15, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of June 30, 2014 is $300 million and $169 million, respectively. The stock-based compensation related to SIRIUS XM stock options was $35 million and $33 million for the three months ended June 30, 2014 and 2013, respectively, and $71 million and $59 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $239 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.

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
Series A, Series B and Series C Common Stock
The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. As discussed in note 1, on July 23, 2014 the Company completed a stock dividend of two shares of Series C common stock for every share of Series A or Series B common stock held as of the record date. Therefore, all prior period outstanding share amounts for purposes of the calculation of EPS have been retroactively adjusted for comparability.

	Liberty Common Stock
	Three months ended June 30, 2014	Six months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
	numbers of shares in millions
Basic EPS	341	341	357	357
Potentially dilutive shares	4	4	6	6
Diluted EPS	345	345	363	363

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at June 30, 2014			Fair Value Measurements at December 31, 2013
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in millions
Cash equivalents	$344	344	—	859	859	—
Short term marketable securities	$240	—	240	15	15	—
Available-for-sale securities	$1,092	1,015	77	1,293	978	315
Financial instrument assets	$331	—	331	397	—	397
Debt	$1,025	—	1,025	1,002	—	1,002
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
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$78	54	63	136
Cash convertible notes (a)	(82)	—	(23)	—
Other derivatives (b)	29	7	(80)	22
	$25	61	(40)	158

(a)	Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value (Level 2), as elected by Liberty at the issuance of the notes.

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
Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	June 30, 2014	December 31, 2013
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$299	297
Time Warner Cable, Inc. (a)	348	320
Viacom, Inc. (a)	315	317
Barnes & Noble, Inc. (b)	27	255
Other equity securities	51	37
Other debt securities	27	27
Total Fair Value Option Securities	1,067	1,253
AFS and cost investments
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS and cost investments	38	47
Total AFS and cost investments	62	71
	$1,129	1,324

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of June 30, 2014.

(b)
In April 2014 Liberty reduced its overall ownership interest in Barnes & Noble, Inc. to less than 2% through the sale of approximately 90% of the preferred stock held by Liberty as of such date for $247 million in proceeds.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	June 30, 2014		December 31, 2013
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$2	—	6	1
Gross unrealized holding losses	$—	—	—	—

(6)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2014 and the carrying amount at December 31, 2013:

	June 30, 2014			December 31, 2013
	Percentage ownership	Fair Value (Level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
Charter (a)	26%	$4,396	$2,420	2,395
Live Nation (b) (c)	27%	$1,327	448	409
SIRIUS XM Canada	37%	$310	242	273
Other	various	NA	228	222
			$3,338	3,299
The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Charter (a)	$(25)	(37)	(53)	(37)
SIRIUS XM	—	—	—	8
Live Nation	11	11	(3)	(8)
SIRIUS XM Canada	—	—	1	1
Other	2	5	8	32
	$(12)	(21)	(47)	(4)

(a)
As discussed below, Liberty acquired its interest in Charter during the three months ended June 30, 2013 for approximately $2.6 billion. Additionally, during the three months ended June 30, 2014 Liberty acquired 896,845 shares of Charter for $124 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(b)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of June 30, 2014.

(c)	During the three months ended June 30, 2014, Liberty acquired approximately 1.7 million shares of Live Nation for approximately $39 million.

Charter Communications, Inc.

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership, including warrants on an as if converted basis, in Charter, at the time of purchase, and a price per share of $95.50. Liberty accounts for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion. The excess basis was primarily allocated to franchise fees, customer relationships, debt and goodwill based on a valuation of Charter's assets and liabilities. Due to the amortization of amortizable assets acquired and losses due to warrant and stock option exercises at Charter, the excess basis has decreased to $2.4 billion as of June 30, 2014. During the three and six months ended June 30, 2014, the Company recognized $4 million and $50 million, respectively, in losses in its investment in Charter shares and warrants due to warrant and stock option exercises at Charter below Liberty's book basis per share. Liberty recognized $3 million in dilution losses on its investment in Charter shares and warrants during the three and six months ended June 30, 2013. Dilution losses are included in the other, net line in the accompanying condensed consolidated statements of operations.

SIRIUS XM Canada

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a percentage based royalty for certain types of subscription revenue earned by SIRIUS XM Canada each month for the distribution of Sirius and XM channels, royalties for activation fees and reimbursement for other charges. At June 30, 2014, SIRIUS XM has approximately $5 million and $20 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $12 million and $24 million in revenue, for the three and six months ended June 30, 2014, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations. SIRIUS XM Canada declared dividends to SIRIUS XM of $30 million and $4 million during the three months ended June 30, 2014 and 2013, respectively, and $34 million and $7 million for the six months ended June 30, 2014 and 2013, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7) Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill are as follows:

	SIRIUS XM	Other	Total
	amounts in millions
Balance at January 1, 2014	$14,165	200	14,365
Acquisitions (1)	(1)	25	24
Balance at June 30, 2014	$14,164	225	14,389

(1)	TruePosition made an acquisition during the six months ended June 30, 2014.
Other major intangible assets not subject to amortization, not separately disclosed, are SIRIUS XM tradenames ($930 million) and ANLBC franchise rights ($143 million) at June 30, 2014.
Intangible Assets Subject to Amortization

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Customer relationships	$854	(95)	759	838	(65)	773
Licensing agreements	316	(36)	280	316	(22)	294
Other	464	(333)	131	433	(300)	133
Total	$1,634	(464)	1,170	1,587	(387)	1,200
Amortization expense for intangible assets with finite useful lives was $41 million and $29 million for the three months ended June 30, 2014 and 2013, respectively, and $77 million and $55 million for the six months ended June 30, 2014 and 2013, respectively. Based on its amortizable intangible assets as of June 30, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2014	$93
2015	$169
2016	$124
2017	$113
2018	$112

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal June 30, 2014
		June 30, 2014	December 31, 2013
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	1,025	1,002
Margin Loans	250	250	920
Subsidiary notes and loans
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	491	504	520
SIRIUS XM 5.875% Senior Notes due 2020	650	643	643
SIRIUS XM 5.75% Senior Notes due 2021	600	595	594
SIRIUS XM 5.25% Senior Notes due 2022	400	407	407
SIRIUS XM 4.25% Senior Notes due 2020	500	495	494
SIRIUS XM 4.625% Senior Notes due 2023	500	495	495
SIRIUS XM 6% Senior Notes due 2024	1,500	1,483	—
SIRIUS XM Credit Facility	—	—	460
Other subsidiary debt	42	42	20
Total debt	$5,933	5,939	5,555
Less debt classified as current		(762)	(777)
Total long-term debt		$5,177	4,778

Liberty 1.375% Cash Convertible Notes due 2023
On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes"). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. The initial conversion rate for the Convertible Notes is 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock. Upon the issuance of Series C common stock on July 23, 2014 the conversion rate for the Convertible Notes was adjusted to 15.7760 shares of Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $63.39 per share. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Series

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations. As of June 30, 2014, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.
Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares (adjusted to 15,776,000 for the Series C common stock distribution in July 2014) of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the number of shares of Liberty Series A common stock that will initially underlie the Convertible Notes. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share (adjusted to $63.39 per share for the Series C common stock distribution in July 2014) of Liberty Series A common stock, which initially corresponds to the conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction. The expiration of these instruments is October, 15, 2023 and is included in other long-term assets as of June 30, 2014 in the accompanying condensed consolidated balance sheet, with changes in the fair value recorded as unrealized gains (losses) in the statement of operations.
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

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties with incremental borrowings through the prior year end. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bear interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan is LIBOR plus 2% which has not changed since inception. Interest on the term loan is payable on the first business day of each calendar quarter, and interest is payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. As of June 30, 2014, availability under the revolving line of credit was $750 million. Additionally, up to $1 billion in loans may be extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

$670 Million Margin Loan due 2015
At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015"). Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan due May 1, 2015 bears interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. During the six months ended June 30, 2014, Liberty has fully repaid the $670 Million Margin Loan due 2015 and the shares previously pledged under the loan are no longer pledged as collateral.

As of June 30, 2014, the values of shares pledged as collateral pursuant to the remaining margin loan agreement are as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	June 30, 2014	June 30, 2014
	amounts in millions
SIRIUS XM	719.9	$2,491
Live Nation	8.1	$199
Time Warner, Inc.	3.6	$254
Viacom, Inc.	3.5	$306
Time Warner Cable, Inc.	1.1	$164
Time, Inc.	0.5	$11

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

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
As of June 30, 2014, availability under the Credit Facility was $1,250 million.

SIRIUS XM $1.5 Billion 6.00% Senior Notes due 2024
In May 2014, SIRIUS XM issued $1.5 billion principal amount of new senior secured notes due 2024 which bear interest at an annual rate of 6.00% ("SIRIUS XM 6.00% Senior Notes due 2024") paid semi-annually in January and July. SIRIUS XM intends to use the net proceeds from the offering for general corporate purposes. The notes are recorded net of the remaining unamortized original issue discount.
As of June 30, 2014, SIRIUS XM was in compliance with all debt covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Fair Value of Debt
The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2014
SIRIUS XM 5.875% Senior Notes due 2020	$690
SIRIUS XM 5.75% Senior Notes due 2021	$631
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	$942
SIRIUS XM 5.25% Senior Notes due 2022	$431
SIRIUS XM 4.25% Senior Notes due 2020	$494
SIRIUS XM 4.625% Senior Notes due 2023	$479
SIRIUS XM 6% Senior Notes due 2024	$1,564
Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at June 30, 2014.

(9) Commitments and Contingencies
Guarantees
The Company continues to guarantee Starz, LLC's obligations under one of its studio output agreements. At June 30, 2014, the Company's guarantee for obligations for films released by such date aggregated $117 million. The outstanding guarantee (the "Guarantee") associated with this studio output agreement is expected to lapse in November of 2014. While the guarantee amount for films not yet released is not determinable, such amounts are expected to be significant, although as the date of the guarantee release draws closer, the amounts are expected to decrease. The Company considered whether a liability associated with the Guarantee was considered necessary and determined that based on a number of scenarios associated with this Guarantee due to the financial well-being of Starz, the anticipated financial performance of Starz over the next year and Starz's availability under its Credit Facility, that no liability was considered necessary.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2014 aggregated $406 million, which is payable as follows: $39 million in 2014, $86 million in 2015, $59 million in 2016, $76 million in 2017 and $146 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

For the six months ended June 30, 2014, the Company has identified the following business as its reportable segment:

•
SIRIUS XM — consolidated subsidiary that provides a subscription based satellite radio service. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over the internet, including through applications for mobile devices. SIRIUS XM is also a leader in providing connected vehicle applications and services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers.

The Company's segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies. The accounting policies of the segments are the same as those described in the Company's summary of significant policies in the Company's annual financial statements filed on Form 10-K.
Performance Measures

	Six months ended June 30,
	2014		2013
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$2,013	704	1,667	603
Corporate and other	158	(38)	200	21
	$2,171	666	1,867	624

	Three months ended June 30,
	2014		2013
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
SIRIUS XM	$1,025	369	938	344
Corporate and other	135	3	140	18
	$1,160	372	1,078	362
Other Information

	June 30, 2014
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
SIRIUS XM	$28,111	242	59
Corporate and other	5,964	3,096	52
	$34,075	3,338	111

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$372	362	666	624
Stock-based compensation	(49)	(48)	(98)	(89)
Depreciation and amortization	(92)	(88)	(182)	(158)
Interest expense	(62)	(28)	(115)	(39)
Share of earnings (losses) of affiliates, net	(12)	(21)	(47)	(4)
Realized and unrealized gains (losses) on financial instruments, net	25	61	(40)	158
Gains (losses) on transactions, net	1	2	2	7,481
Other, net	(2)	12	(40)	19
Earnings (loss) from continuing operations before income taxes	$181	252	146	7,992

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Holdings, Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; the proposed spin-off of Liberty Broadband Corporation; SIRIUS XM's stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is also our principal reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over the internet, including through applications for mobile devices. SIRIUS XM is also a leader in providing connected vehicle applications and services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers.
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
Consolidated Operating Results

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
SIRIUS XM	$1,025	938	2,013	1,667
Corporate and other	135	140	158	200
	$1,160	1,078	2,171	1,867
Adjusted OIBDA
SIRIUS XM	$369	344	704	603
Corporate and other	3	18	(38)	21
	$372	362	666	624
Operating Income (Loss)
SIRIUS XM	$255	233	474	404
Corporate and other	(24)	(7)	(88)	(27)
	$231	226	386	377

Revenue.    Our consolidated revenue increased $82 million and $304 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding period in the prior year. The increase was primarily due to revenue growth at SIRIUS XM (approximately $195 million) and a full six months of consolidated SIRIUS XM revenue ($166 million) which was partially offset by reduced revenue at TruePosition and no revenue earned during the three and six months ended June 30, 2014 related to a contractual arrangement with CNBC that was held by a subsidiary exchanged in the fourth quarter of 2013 with Comcast. TruePosition revenue decreased $2 million and $9 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods due primarily to a decrease in international and domestic hardware and software sales offset slightly by revenue from the acquisition of Skyhook. ANLBC revenue increased $6 million and decreased $10 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The three month period increase was due to slightly higher broadcast revenue period over period and an increase in national revenue from Major League Baseball. The difference for the six month period was primarily due to a one time recognition of revenue from a settlement of historical broadcast rights issues in the three months ended March 31, 2013. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM, including a discussion of the SIRIUS XM results on a comparative basis.

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
Consolidated Adjusted OIBDA increased $10 million and $42 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was the result of a full six months of consolidated results for SIRIUS XM and increased operating efficiencies at SIRIUS XM offset by reduced Adjusted OIBDA results at ANLBC, TruePosition and the impacts of a transaction in the fourth quarter of 2013 related to a revenue sharing agreement discussed above. The Adjusted OIBDA decrease for ANLBC was primarily the result of increased player payroll due to season ending injuries at key positions which required additional players to be added to the roster and required the recognition of the full season salary of those individuals injured. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

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
We recorded $98 million and $89 million of stock compensation expense for the six months ended June 30, 2014 and 2013, respectively. The increase in stock compensation expense in 2014 relates to the additional stock-based compensation from SIRIUS XM. As of June 30, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $43 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.6 years. Additionally, as of June 30, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $239 million. The SIRIUS XM unrecognized compensation cost will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.2 years.
Operating income.    Our consolidated operating income increased $5 million and $9 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding period in the prior year. The increase is primarily the result of increased operating results at SIRIUS XM offset by increased stock compensation expense, amortization from purchase accounting and the other subsidiary activity discussed above in the Adjusted OIBDA section. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Other income (expense):
Interest expense	$(62)	(28)	(115)	(39)
Share of earnings (losses) of affiliates	(12)	(21)	(47)	(4)
Realized and unrealized gains (losses) on financial instruments, net	25	61	(40)	158
Gains (losses) on transactions, net	1	2	2	7,481
Other, net	(2)	12	(40)	19
	$(50)	26	(240)	7,615
Interest expense.    Consolidated interest expense increased $34 million and $76 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to the inclusion of SIRIUS XM's debt on a full year to date basis, an overall increase in the average debt balance outstanding during the period and a reduction in premium amortization as a result of debt refinancing by SIRIUS XM in the prior period.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Charter	$(25)	(37)	(53)	(37)
SIRIUS XM	—	—	—	8
Live Nation	11	11	(3)	(8)
SIRIUS XM Canada	—	—	1	1
Other	2	5	8	32
	$(12)	(21)	(47)	(4)

We acquired a 27% interest in Charter during the three months ended June 30, 2013 for approximately $2.6 billion. Therefore, Liberty's share of Charter's losses in 2014 are for the full year as opposed to just one quarter in the prior year. Charter's results have improved period over period, primarily due to an increase in revenue as a result of an increase in customers from the prior year, partially offset by increases in programming costs and customer service costs. We acquired a controlling interest in SIRIUS XM on January 18, 2013 resulting in share of earnings for only the first seventeen days of January 2013.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$78	54	63	136
Cash convertible notes	(82)	—	(23)	—
Other derivatives	29	7	(80)	22
	$25	61	(40)	158

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value, as elected by Liberty at the issuance of the notes.
Liberty obtained Charter warrants in the second quarter of 2013. These warrants are marked to fair value based on the trading price of Charter and other observable market data as the significant inputs. The change in fair value are recorded as part of other derivatives in the realized and unrealized gains (losses) on financial instruments line item.
Gains (losses) on transactions, net. During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain in the three months ended June 30, 2013 of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest.
Other, net. Other, net loss for the three months ended June 30, 2014 is primarily the impact of stock issuances at Charter below Liberty's cost basis (primarily from stock option exercises).
Income taxes.    Our income taxes for the three and six months ended June 30, 2014 was an expense of $75 million and a benefit of $32 million, respectively. The primary reason for the tax benefit for the six months ended

June 30, 2014 was the liquidation of a consolidated partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes.
Net earnings.    We had net earnings of $106 million and $178 million for the three and six months ended June 30, 2014 and net earnings of $152 million and $8,256 million for the three and six months ended June 30, 2013. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of June 30, 2014, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
Liberty does not have a debt rating subsequent to the Spin-Off.
As of June 30, 2014 Liberty's liquidity position consisted of the following:

	Cash and Cash Equivalents	Unencumbered Fair Value Option AFS Securities
	amounts in millions
Corporate and other	$396	332
SIRIUS XM	$170	—
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

	Six months ended June 30,
	2014	2013
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$564	607
Net cash provided (used) by investing activities	$(269)	(2,205)
Net cash provided (used) by financing activities	$(817)	732
Liberty's primary use of cash during the six months ended June 30, 2014 (excluding SIRIUS XM's uses of cash) was the repayment of $670 million which was a portion of the outstanding margin loans through the use of cash on hand and the sale of the Barnes & Noble investment during the period. SIRIUS XM's primary uses of cash were the repayment of a portion of their outstanding credit facility and the repurchase of outstanding SIRIUS XM common stock. The SIRIUS XM uses of cash were funded by cash provided by operating activities, the issuance of additional senior notes in the second quarter of 2014 and cash on hand.
The projected uses of Liberty's cash are the investment in existing or new businesses, debt service, capital expenditures and the potential buyback of common stock under the approved share buyback program as well as further repayment of the margin loans. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, and borrowing capacity under margin loans. SIRIUS XM's uses of cash are expected to be the repayment of certain outstanding debt and the repurchases of its common stock in accordance with its approved share buyback program.

Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash from operations and the existing credit facility. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.
Results of Operations—Business
SIRIUS XM Holdings, Inc. SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over the internet, including through applications for mobile devices. SIRIUS XM is also a leader in providing connected vehicle applications and services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. Subscribers to its connected vehicle services are not included in the subscriber count below. SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which SIRIUS XM acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through the marketing to owners of factory-installed satellite radios that are not currently subscribing to SIRIUS XM services. Additionally, SIRIUS XM distributes its radios through retail locations nationwide and through its website. Satellite radio services are also offered to customers of certain daily rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM offers discounts for prepaid and longer term subscription plans as well as discounts for multiple subscriptions. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as weather, data, traffic, and Backseat TV services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of June 30, 2014, SIRIUS XM had 26.3 million subscribers of which 21.6 million were self-pay subscribers and 4.7 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. Previous to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the three and six months ended June 30, 2014 and 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of June 30, 2014, there is an approximate 45% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
	amounts in millions
Subscriber revenue	$879	815	1,730	1,598
Other revenue	156	126	303	240
Total revenue	1,035	941	2,033	1,838
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(389)	(329)	(776)	(656)
Subscriber acquisition costs	(124)	(130)	(247)	(246)
Other operating expenses	(14)	(14)	(28)	(27)
Selling, general and administrative expenses	(139)	(118)	(279)	(230)
Adjusted OIBDA	369	350	703	679
Stock-based compensation	(18)	(15)	(36)	(30)
Depreciation and amortization	(67)	(67)	(135)	(134)
Operating income	$284	268	532	515

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 8% for the three and six months ended June 30, 2014 as compared to the corresponding periods in the prior year. The increase was primarily attributable to an increase in daily weighted average number of subscribers, the inclusion of subscription revenue from the recently acquired connected vehicle business and an increase in certain subscription rates that began in January 2014. The increase was partially offset by an increasing number of lifetime plans that have reached full recognition and a change in an agreement with an automaker.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue. For the three and six months ended June 30, 2014, other revenue increased approximately 24% and 26%, respectively, as compared to the corresponding prior periods. The most significant change in other revenue was the result of an increase in the number of subscribers who pay royalty fees as a cost pass through. Additionally, equipment revenue increased due to higher sales to distributors and increased OEM production royalties.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased approximately 18% for the three and six months ended June 30, 2014 as compared to the corresponding periods in the prior year. The increases were primarily the result of increased revenue share and royalties which were higher due to the full amortization of certain deferred credits on executory contracts from the merger of Sirius and XM and, in part, to increased revenue from increased subscribers and a higher royalty rate. Programming and content costs were relatively flat to slightly down, as compared to the prior periods, and decreased as a percentage of revenue for the three and six months ended June 30, 2014. Additionally, customer service and billing expense increased 12% and 13% for the three and six months ended June 30, 2014, as compared to the corresponding periods in the prior year, but remained flat as a percentage of revenue. The increase was the result of added costs associated with the connected vehicle business and higher subscriber volume which resulted in increased subscriber contacts.

Other operating expense includes engineering, design and development costs. For the three months ended June 30, 2014 other operating expense remained relatively flat as a percentage of total revenue. The increase was driven primarily by the increased costs associated with the connected vehicle business and, to a lesser extent, product development costs related to enhanced subscriber features and functionality for the SIRIUS XM service.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the three and six months ended June 30, 2014, subscriber acquisition costs decreased approximately 5% and were relatively flat, respectively, and decreased as a percentage of subscriber revenue. The overall decrease in cost was primarily a result of changes related to a contract with an automaker and improved OEM subsidy rates per vehicle. Additionally, prior periods included certain purchase accounting adjustments that benefited those periods which were fully amortized in the prior year. For the six months ended June 30, 2014 increases in amortization and satellite radio installations were slightly greater than the decreases in costs related to a contract with an automaker and improved OEM subsidy rates per vehicle.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, rent and occupancy costs, finance, legal, human resources, information technology and insurance costs. For the three and six months ended June 30, 2014, selling, general and administrative expense increased $21 million and $49 million, respectively, as compared to the corresponding periods in the prior year. The increase in costs was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, additional personnel costs associated with the connected vehicle business and increased legal fees, consulting and facilities. Additionally, prior periods included certain purchase accounting adjustments that benefited those periods which were fully amortized in the prior year.

The following is a reconciliation of the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	As reported by SIRIUS XM	Purchase Accounting Adjustments	As reported by Liberty	As reported by SIRIUS XM	Purchase Accounting Adjustments	As reported by Liberty
	amounts in millions
Subscriber revenue	$879	(10)	869	1,730	(20)	1,710
Other revenue	156	—	156	303	—	303
Total revenue	1,035	(10)	1,025	2,033	(20)	2,013
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(389)	10	(379)	(776)	21	(755)
Subscriber acquisition costs	(124)	—	(124)	(247)	—	(247)
Other operating expenses	(14)	—	(14)	(28)	—	(28)
Selling, general and administrative expenses	(139)	—	(139)	(279)	—	(279)
Adjusted OIBDA	369	—	369	703	1	704
Stock-based compensation	(18)	(17)	(35)	(36)	(35)	(71)
Depreciation and amortization	(67)	(12)	(79)	(135)	(24)	(159)
Operating income	$284	(29)	255	532	(58)	474

	Three months ended June 30, 2013			Six months ended June 30, 2013
	As reported by SIRIUS XM	Adjustment for Purchase Accounting	As reported by Liberty	As reported by SIRIUS XM	Adjustment for Purchase Accounting	Elimination for Equity Method Accounting (17 days)	As reported by Liberty
	amounts in millions
Subscriber revenue	$815	(2)	813	1,598	(4)	(146)	1,448
Other revenue	126	(1)	125	240	(1)	(20)	219
Total revenue	941	(3)	938	1,838	(5)	(166)	1,667
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(329)	2	(327)	(656)	3	60	(593)
Subscriber acquisition costs	(130)	(6)	(136)	(246)	(10)	20	(236)
Other operating expenses	(14)	2	(12)	(27)	—	3	(24)
Selling, general and administrative expenses	(118)	(1)	(119)	(230)	(3)	22	(211)
Adjusted OIBDA	350	(6)	344	679	(15)	(61)	603
Stock-based compensation	(15)	(18)	(33)	(30)	(32)	3	(59)
Depreciation and amortization	(67)	(11)	(78)	(134)	(18)	12	(140)
Operating income	$268	(35)	233	515	(65)	(46)	404

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
SIRIUS XM	$—	—%	$4,658	5.7%
Corporate and other	$275	2.2%	$1,000	1.4%
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

At June 30, 2014, the fair value of our AFS equity securities was $1,129 million. Had the market price of such securities been 10% lower at June 30, 2014, the aggregate value of such securities would have been $113 million lower. Additionally, our stock in Live Nation, SIRIUS XM Canada, and Charter (three of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at June 30, 2014 the aggregate value of such securities would have been $603 million lower.
Item 4.    Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
On March 13, 2014, before the New York Supreme Court heard oral argument on the pending motion and cross-motion, Liberty issued a press release stating that it had withdrawn the Proposal.  In light of this withdrawal, plaintiffs’ cases became moot.  On April 1, 2014, notices of voluntary discontinuances were filed in the Freedman, Goodman, Hartleib, The Booth Family Trust, Corso, and Sciortino cases.  In the Shenk case, a stipulation of voluntary discontinuance was faxed to the court on April 2, 2014, and on April 10, 2014, Judge Lawrence Marks “So Ordered” the stipulation. All of the New York cases were voluntarily dismissed on or before April 10, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On January 11, 2013 Liberty Media Corporation announced that its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward. There were no repurchases of Liberty common stock made pursuant to the repurchase program during the second quarter of 2014. As of June 30, 2014, $327 million is available for repurchases under the Company's share repurchase program.
During the three months ended June 30, 2014, 335 shares of Series A Liberty common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

QuickLinks -- Click here to rapidly navigate through this document

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of Specimen Certificate for Shares of Series C common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A (File No. 001-35707) as filed on June 25, 2014)

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

LIBERTY MEDIA CORPORATION
Date:	August 5, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 5, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of Specimen Certificate for Shares of Series C common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A (File No. 001-35707) as filed on June 25, 2014)

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