Form 10-K/A
period 2013-12-31
Liberty Media Corp
filed 2014-10-01
CIK 1560385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

 Registrant’s telephone number, including area code : (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). Yes    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒  No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer 
Non-accelerated filer 	Smaller reporting company 
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A (this Form 10-K/A ) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the Form 10-K ) to include additional information in Part IV that was inadvertently omitted and is required by applicable SEC rules and regulations. For the fiscal year ended December 31, 2012 Sirius XM Radio Inc. triggered certain quantitative thresholds as an equity method affiliate for inclusion of its financial information for the year ended December 31, 2012.  The information was included in the Form 10-K for the fiscal year ended December 31, 2012 and under the applicable rules and regulations should continue to be provided until the 2012 fiscal year is no longer presented.  This Form 10-K/A should be read in conjunction with the Form 10-K, Amendment No. 1 on Form 10-K/A and the Registrant’s other filings made with the SEC subsequent to the filing of the Form 10-K on February 28, 2014.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K or Amendment No. 1 on Form 10-K/A, including any of the financial information disclosed in Parts II of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Media Corporation as “Liberty Media,” “us,” “we” and “our” in this report.

1

LIBERTY MEDIA CORPORATION

2013 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 2)

2

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) (2)     Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Separate financial statements for SIRIUS XM Radio Inc. and subsidiaries:

(b)Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 2 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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

The difference between our investment and our share of the fair value of the underlying net assets of our affiliates is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

350, Intangibles - Goodwill and Other , which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income (loss) in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other than temporary decline below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Other intangible assets with finite lives consists primarily of customer relationships acquired in business combinations, licensing agreements, and certain information technology related costs. These assets are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement . We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. We did not record any impairments relating to our intangible assets with finite lives in 2012, 2011 or 2010.

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

We record product warranty obligations in accordance with ASC 460, Guarantees , which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. The product warranty period on our products is 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. We record a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold, historical experience, and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

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

Share-Based Compensation

We account for equity instruments granted to employees in accordance with ASC 718, Compensation - Stock Compensation . ASC 718 requires all share-based compensation payments be recognized in the financial statements based on fair value. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period, net of forfeitures. We measure restricted stock awards using the fair market value of the restricted shares of common stock on the day the award is granted.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement , to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. We adopted ASU 2011-04 as of January 1, 2012 and the impact was not material to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05,  Comprehensive Income (Topic 220), Presentation of Comprehensive Income , to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral was consistent with the effective date of ASU 2011-05. We adopted ASU 2011-05 as of January 1, 2012 and disclosed comprehensive income in our consolidated statements of comprehensive income. ASU 2011-05 affects financial statement presentation and has no impact on our results of consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment . The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. ASU 2012-02 is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted ASU 2012-02 and performed a qualitative assessment to determine whether our indefinite-lived intangible assets were impaired as of the fourth quarter of 2012.

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

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs.

We had the following related party long-term asset balances attributable to Sirius XM Canada at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Non-interest bearing note, principal	$404	$410
Carrying value of host contract of debenture	3,877	3,490
Carrying value of embedded derivative of debenture	9	—
Investment balance *	37,983	45,061
Deferred programming costs and accrued interest	1,924	4,780
Total	$44,197	$53,741

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

In 2005, XM entered into agreements to provide XM Canada, now Sirius XM Canada after the Canada Merger, with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition . The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements.

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

State Consumer Investigations . A Multistate Working Group of 31 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.

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

Other Matters . In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these other actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

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

LIBERTY MEDIA CORPORATION

Dated: September 30, 2014	By	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

EXHIBIT INDEX

23.2	Consent of KPMG LLP*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
31.4	Rule 13a-14(a)/15d-14(a) Certification*

*      Filed herewith.