Form 10-Q
period 2014-09-30
Liberty Media Corp
filed 2014-11-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	37-1699499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2014 was:

Series A common stock	104,473,079
Series B common stock	9,873,972
Series C common stock	228,698,276

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$377	1,088
Trade and other receivables, net	243	206
Short term marketable securities (note 4)	296	15
Deferred income tax assets	915	916
Other current assets	340	269
Total current assets	2,171	2,494
Investments in available-for-sale securities and other cost investments (note 5)	1,099	1,324
Investments in affiliates, accounted for using the equity method (note 6)	3,298	3,299

Property and equipment, at cost	2,282	2,149
Accumulated depreciation	(496)	(341)
	1,786	1,808
Intangible assets not subject to amortization (note 7):
Goodwill	14,391	14,365
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,064	24,038
Intangible assets subject to amortization, net (note 7)	1,145	1,200
Other assets, at cost, net of accumulated amortization	282	379
Total assets	$33,845	34,542

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2014	December 31, 2013
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$699	670
Current portion of debt (note 8)	754	777
Deferred revenue	1,621	1,575
Other current liabilities	157	150
Total current liabilities	3,231	3,172
Long-term debt (note 8)	5,320	4,778
Deferred income tax liabilities	2,325	2,312
Other liabilities	375	398
Total liabilities	11,251	10,660
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 104,464,363 shares at September 30, 2014 and 104,421,488 shares at December 31, 2013	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,873,972 shares at September 30, 2014 and 9,876,178 shares at December 31, 2013	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 228,680,643 shares at September 30, 2014 and retroactive issued and outstanding 228,595,332 December 31, 2013	2	2
Additional paid-in capital	2,057	2,215
Accumulated other comprehensive earnings (loss), net of taxes	(3)	4
Retained earnings	11,964	11,859
Total stockholders' equity	14,021	14,081
Noncontrolling interests in equity of subsidiaries	8,573	9,801
Total equity	22,594	23,882
Commitments and contingencies (note 9)
Total liabilities and equity	$33,845	34,542

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Revenue:
Subscriber revenue	$892	832	2,602	2,280
Other revenue	292	278	753	697
Total Revenue	1,184	1,110	3,355	2,977
Operating costs and expenses, including stock based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	204	175	600	469
Programming and content	66	64	194	179
Customer service and billing	94	77	276	224
Other	33	25	97	74
Subscriber acquisition costs	120	131	367	367
Other operating expense	119	104	274	254
Selling, general and administrative	209	207	640	548
Depreciation and amortization	90	79	272	237
	935	862	2,720	2,352
Operating income (loss)	249	248	635	625
Other income (expense):
Interest expense	(70)	(39)	(185)	(78)
Dividend and interest income	6	12	22	37
Share of earnings (losses) of affiliates, net (note 6)	(6)	(8)	(53)	(12)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(15)	64	(55)	222
Gains (losses) on transactions, net (note 1)	(1)	—	1	7,481
Other, net	(13)	(67)	(69)	(73)
	(99)	(38)	(339)	7,577
Earnings (loss) before income taxes	150	210	296	8,202
Income tax (expense) benefit	(63)	(94)	(31)	170
Net earnings (loss)	87	116	265	8,372
Less net earnings (loss) attributable to the noncontrolling interests	54	40	160	144
Net earnings (loss) attributable to Liberty stockholders	$33	76	105	8,228

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions,
	except per share amounts
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A, B and C common stock	$0.10	0.21	0.31	23.05
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A, B and C common stock	$0.10	0.21	0.30	22.67

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Net earnings (loss)	$87	116	265	8,372
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(1)	2	(4)	4
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	1	—	(25)
Share of other comprehensive earnings (loss) of equity affiliates	(8)	8	(3)	2
Other comprehensive earnings (loss)	(9)	11	(7)	(19)
Comprehensive earnings (loss)	78	127	258	8,353
Less comprehensive earnings (loss) attributable to the noncontrolling interests	54	40	160	144
Comprehensive earnings (loss) attributable to Liberty stockholders	$24	87	98	8,209

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings	$265	8,372
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	272	237
Stock-based compensation	151	141
Cash payments for stock-based compensation	(2)	(2)
Share of (earnings) loss of affiliates, net	53	12
Realized and unrealized (gains) losses on financial instruments, net	55	(222)
Losses (gains) on transactions, net	(1)	(7,481)
Losses (gains) on dilution of investment in affiliate	67	55
Deferred income tax expense (benefit)	9	(190)
Noncash interest expense	(27)	(54)
Other, net	3	15
Changes in operating assets and liabilities
Current and other assets	(72)	142
Payables and other liabilities	28	(136)
Net cash provided (used) by operating activities	801	889
Cash flows from investing activities:
Cash proceeds from sale of investments	247	12
Cash (paid) for acquisitions, net of cash acquired	(47)	408
Proceeds (payments) on financial instruments, net	(30)	(59)
Investments in and loans to cost and equity investees	(169)	(2,584)
Repayments of loans by cost and equity investees	35	71
Capital expended for property and equipment	(153)	(132)
Purchases of short term investments and other marketable securities	(349)	(178)
Sales of short term investments and other marketable securities	68	229
Other investing activities, net	(3)	(7)
Net cash provided (used) by investing activities	(401)	(2,240)
Cash flows from financing activities:
Borrowings of debt	2,218	4,211
Repayments of debt	(1,660)	(1,731)
Repurchases of Liberty common stock	—	(140)
Subsidiary shares repurchased by subsidiary	(1,650)	(1,602)
Other financing activities, net	(19)	(19)
Net cash provided (used) by financing activities	(1,111)	719
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	—
Cash provided (used) by investing activities	—	—
Cash provided (used) by financing activities	—	550
Change in available cash held by discontinued operations	—	650
Net cash provided (used) by discontinued operations	—	1,200
Net increase (decrease) in cash and cash equivalents	(711)	568
Cash and cash equivalents at beginning of period	1,088	603
Cash and cash equivalents at end of period	$377	1,171

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2014

	Stockholders' equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2014	$—	1	—	2	2,215	4	11,859	9,801	23,882
Net earnings	—	—	—	—	—	—	105	160	265
Other comprehensive loss	—	—	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	91	—	—	50	141
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(30)	—	—	—	(30)
Shares repurchased by subsidiary	—	—	—	—	(208)	—	—	(1,390)	(1,598)
Shares issued by subsidiary	—	—	—	—	(20)	—	—	20	—
Remaining balance available on funds allocated for subsidiary accelerated share repurchase	—	—	—	—	—	—	—	(68)	(68)
Other	—	—	—	—	9	—	—	—	9
Balance at September 30, 2014	$—	1	—	2	2,057	(3)	11,964	8,573	22,594

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.  The significant subsidiaries include Sirius XM Holdings, Inc. ("SIRIUS XM"), the Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition").  Our significant investments accounted for under the equity method include Charter Communications, Inc. ("Charter") and Live Nation Entertainment, Inc. ("Live Nation").  See the discussion below regarding the subsequent completion of the spin-off of Liberty Broadband Corporation.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.   The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have its financial statements and related disclosures.

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

Liberty has entered into certain agreements with Liberty Interactive Corporation (“Liberty Interactive”), Starz and Liberty TripAdvisor Holdings, Inc. (“TripCo”) all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities have any stock ownership, beneficial or otherwise, in any of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the others. These agreements include Reorganization Agreements, Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of Starz only) and Tax Sharing Agreements.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and TripCo, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz and TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz and TripCo reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo pays an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive and TripCo.  Under these various agreements approximately $4 million and $6 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2014 and 2013, respectively, and $12 million and $15 million for the nine months ended September 30, 2014 and 2013 respectively.  Under the Lease Agreement, Starz leases its corporate headquarters from Liberty.  The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50,000,000 common shares of SIRIUS XM as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, into 1,293,509,076 shares of SIRIUS XM Common Stock.  As a result of these transactions Liberty holds more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors.  This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013 and the recognition of a $7.5 billion gain on the transaction.  We note that in periods prior to a controlling interest, SIRIUS XM was treated as an equity method affiliate.

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire 136,600,826 SIRIUS XM shares for $500 million, in three separate tranches between the fourth quarter of 2013 and second quarter of 2014, at a price of $3.6603 per share (which was based on a 1.5% discount to the average of the daily volume weighted average price ("VWAP") per share of SIRIUS XM common stock over a period of ten days beginning on the third trading day following the date of the public release of SIRIUS XM's third quarter 2013 earnings subject to a cap on the average VWAP of $4.18 and a floor on the average VWAP of $3.64). The repurchase of shares approximated 2% of the outstanding shares of SIRIUS XM on an as adjusted basis as the shares were retired at the SIRIUS XM level.  The first tranche of shares in the amount of 43,712,265 was repurchased on November 14, 2013. The second tranche was delayed and the final two tranches were settled on April 25, 2014 for total proceeds of $340 million. The retirement of SIRIUS XM shares on a consolidated basis did not significantly impact the consolidated results as it only required an adjustment to noncontrolling interest as the shares were repurchased and retired. Liberty still retains a controlling interest in SIRIUS XM following the completion of the share repurchases.

In May 2014, SIRIUS XM entered into an accelerated share repurchase agreement ("May ASR agreement") with a third-party financial institution to repurchase up to $600 million of its common stock.  Under the May ASR agreement SIRIUS XM prepaid $600 million to a financial institution and received an initial delivery of 112,500,000 shares of its common stock and final delivery, during August 2014, of 39,346,125 shares.  Approximately $94 million of the prepaid May ASR Agreement was returned upon the final settlement.  In August 2014, SIRIUS XM entered into another accelerated share repurchase agreement (“August ASR agreement” and together with the May ASR Agreement, the “ASR Agreements”) to repurchase up to $250 million of its common stock.  Under the August ASR Agreement SIRIUS XM prepaid $250 million and received 51,884,795 shares of its common stock prior to September 30, 2014 which were retired upon receipt.  The remaining $68 million under this ASR agreement is included in noncontrolling interest within the unaudited condensed consolidated balance sheets as of September 30, 2014.   The August ASR agreement settled in October 2014 and SIRIUS XM retired an additional 19,431,708 shares of its common stock.  The aggregate purchase price paid under these ASR agreements and the total aggregate number of shares repurchased under the ASR agreements

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

which were determined based on the VWAP of SIRIUS XM common stock minus a discount during the term of the ASR agreements.

Liberty’s board previously approved the issuance of shares of its Series C common stock to holders of its Series A and Series B common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B common stock as of 5:00 p.m., New York City, time on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date. The impact of the Series C common issuance has been reflected retroactively due to the treatment of the dividend as a stock split for accounting purposes.  Additionally, in connection with the Series C common stock issuance, outstanding Series A common stock warrants have been adjusted.  There are 15,776,000 warrants with a strike price of $87.35 per share, at September 30, 2014

Liberty’s board previously authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company to be called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin”) and to distribute subscription rights to acquire shares of Liberty Broadband’s Series C common stock. Liberty Broadband would be comprised of, among other things, Liberty’s (i) interest in Charter, (ii) wholly owned subsidiary TruePosition,  (iii) minority equity investment in Time Warner Cable, Inc. ("Time Warner"), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner call option and (v) initial indebtedness, pursuant to a credit arrangement entered into prior to the completion of the spin-off.

On November 4, 2014 the Broadband Spin was completed and shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of October 29, 2014.  The Broadband Spin and rights offering are intended to be tax-free to stockholders of Liberty.  In the Broadband Spin, record holders of Liberty’s Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of common stock held by them as of the record date for the Broadband Spin, with cash paid in lieu of fractional shares. In addition, Liberty Broadband stockholders, at a future date to be determined by Liberty Broadband’s board of directors, are expected to receive a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they received in the Broadband Spin (irrespective of the series of common stock received).  Prior to the transaction, Liberty Broadband borrowed funds under a credit arrangement and made a final distribution to Liberty of approximately $300 million in cash. Liberty expects to account for the Broadband Spin at historical cost due to the pro rata nature of the distributions and Liberty Broadband will be treated as discontinued operations at the time of the transaction in the fourth quarter.

The subscription rights will be issued to raise capital for general corporate purposes of Liberty Broadband and will enable the holders to acquire shares of Series C Liberty Broadband common stock at a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin.

(2)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, stock options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	4	13	11
Customer service and billing	2	1	4	3
Other	2	2	6	5
Other operating expense	4	4	12	10
Selling, general and administrative	41	41	116	112
	$53	52	151	141

During the nine months ended September 30, 2014, the Company granted approximately 1 thousand options to purchase shares of Series A Liberty common stock at a weighted average grant-date fair value of $38.86 per share.  These options vest quarterly over a 4 year vesting period.

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

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company and certain Awards of employees of Starz.

	Series A
			Weighted	Aggregate
			average	intrinsic
	Liberty		remaining	value
	Awards (000's)	WAEP	life	(millions)
Outstanding at January 1, 2014	3,656	$30.58
Granted	1	$45.10
Exercised	(206)	$28.71
Forfeited/Cancelled	(1)	$24.03
Outstanding at September 30, 2014	3,450	$30.70	4.5 years	$57
Exercisable at September 30, 2014	2,337	$30.11	4.3 years	$40

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Series C
			Weighted	Aggregate
			average	intrinsic
	Liberty		remaining	value
	Awards (000's)	WAEP	life	(millions)
Outstanding at January 1, 2014	—	$—
Series C Dividend Adjustment	6,942	$46.01
Granted	—	$—
Exercised	(47)	$23.98
Forfeited/Cancelled	(1)	$41.81
Outstanding at September 30, 2014	6,894	$30.72	4.5 years	$112
Exercisable at September 30, 2014	4,668	$30.14	4.3 years	$79

On July 23, 2014 a dividend of Series C common stock was distributed and adjustments to the Awards outstanding were required to reflect the changes to the capital structure of the Company.  For every Series A Award held, two Series C Awards were issued with an exercise price equal to one third the exercise price of the outstanding Award.  Additionally, the exercise price of the outstanding Series A Awards was adjusted to one third the exercise price associated with such Award.  The change to outstanding Awards did not change the aggregate intrinsic value associated with the Awards outstanding just prior to the distribution and immediately following the distribution.

As of September 30, 2014, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $32 million, including compensation associated with the option exchange that occurred in December 2012. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of September 30, 2014, Liberty reserved 10.3 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM - Stock-based Compensation

During the nine months ended September 30, 2014, SIRIUS XM granted stock options and restricted stock units to its employees and members of its board of directors.  As of September 30, 2014, SIRIUS XM has approximately 282 million options outstanding of which approximately 134 million are exercisable, each with a weighted-average exercise price per share of $2.67 and $2.21, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of September 30, 2014 is $270 million and $204 million, respectively. The stock-based compensation related to SIRIUS XM stock options was $39 million and $38 million for the three months ended September 30, 2014 and 2013, respectively, and $110 million and $97 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $274 million.  The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

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

	Liberty Common Stock
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	numbers of shares in millions
Basic EPS	341	341	357	357
Potentially dilutive shares	5	4	6	6
Diluted EPS	346	345	363	363

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2014			December 31, 2013
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$244	214	30	859	859	—
Short term marketable securities	$296	—	296	15	15	—
Available-for-sale securities	$1,062	987	75	1,293	978	315
Financial instrument assets	$330	31	299	397	—	397
Debt	$983	—	983	1,002	—	1,002

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$(30)	53	33	189
Cash convertible notes (a)	41	—	18	—
Other derivatives (b)	(26)	11	(106)	33
	$(15)	64	(55)	222

(a)	Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value (Level 2), as elected by Liberty at the issuance of the notes.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	September 30,	December 31,
	2014	2013
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$320	297
Time Warner Cable, Inc. (a)	339	320
Viacom, Inc. (a)	279	317
Barnes & Noble, Inc. (b)	25	255
Other equity securities	47	37
Other debt securities	27	27
Total Fair Value Option Securities	1,037	1,253
AFS and cost investments
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS and cost investments	38	47
Total AFS and cost investments	62	71
	$1,099	1,324

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of September 30, 2014.
(b)

In April 2014 Liberty reduced its overall ownership interest in Barnes & Noble, Inc. to less than 2% through the sale of approximately 90% of the preferred stock held by Liberty as of such date for $247 million in proceeds.

Unrealized Holding Gains and Losses

Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	September 30, 2014		December 31, 2013
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities
amounts in millions
Gross unrealized holding gains	$1	—	6	1
Gross unrealized holding losses	$—	—	—	—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2014 and the carrying amount at December 31, 2013:

	September 30, 2014			December 31, 2013
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Charter (a)	25%	$4,201	$2,376	2,395
Live Nation (b) (c)	27%	$1,291	452	409
SIRIUS XM Canada	37%	$304	239	273
Other	various	NA	231	222
			$3,298	3,299

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Charter (a)	$(34)	(37)	(87)	(74)
SIRIUS XM	—	—	—	8
Live Nation	21	13	18	5
SIRIUS XM Canada	2	2	3	3
Other	5	14	13	46
	$(6)	(8)	(53)	(12)

(a)

As discussed below, Liberty acquired its interest in Charter during the nine months ended September 30, 2013 for approximately $2.6 billion. Additionally, during the nine months ended September 30, 2014 Liberty acquired 896,845 shares of Charter for $124 million.

(b)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of September 30, 2014.
(c)	During the nine months ended September 30, 2014, Liberty acquired approximately 1.7 million shares of Live Nation for approximately $39 million.

Charter Communications, Inc.

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership, including warrants on an as if converted basis, in Charter, at the time of purchase, and a price per share of $95.50.   Liberty accounts for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals.  Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion.  The excess basis was primarily allocated to franchise fees, customer

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

relationships, debt and goodwill based on a valuation of Charter's assets and liabilities. Due to the amortization of amortizable assets acquired and losses due to warrant and stock option exercises at Charter, the excess basis has decreased to $2.4 billion as of September 30, 2014.  During the three and nine months ended September 30, 2014, the Company recognized $11 million and $61 million, respectively, in losses in its investment in Charter shares and warrants due to warrant and stock option exercises at Charter below Liberty's book basis per share. Liberty recognized $55 million in dilution losses on its investment in Charter shares and warrants during the three and nine months ended September 30, 2013. Dilution losses are included in the other, net line in the accompanying condensed consolidated statements of operations.

SIRIUS XM Canada

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a percentage based royalty for certain types of subscription revenue earned by SIRIUS XM Canada each month for the distribution of Sirius and XM channels, royalties for activation fees and reimbursement for other charges. At September 30, 2014, SIRIUS XM has approximately $6 million and $18 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheet.  Additionally, SIRIUS XM recorded approximately $12 million and $36 million in revenue, for the three and nine months ended September 30, 2014, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.  SIRIUS XM Canada declared dividends to SIRIUS XM of $5 million during the three months ended September 30, 2014 and 2013, and $39 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively.

(7)   Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill are as follows:

	SIRIUS XM	Other	Total
	amounts in millions
Balance at January 1, 2014	$14,165	200	14,365
Acquisitions (1)	—	26	26
Balance at September 30, 2014	$14,165	226	14,391

(1)	TruePosition made an acquisition during the nine months ended September 30, 2014.

Other major intangible assets not subject to amortization, not separately disclosed are SIRIUS XM tradenames ($930 million) and ANLBC franchise rights ($143 million) at September 30, 2014.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$854	(110)	744	838	(65)	773
Licensing agreements	316	(43)	273	316	(22)	294
Other	477	(349)	128	433	(300)	133
Total	$1,647	(502)	1,145	1,587	(387)	1,200

Amortization expense for intangible assets with finite useful lives was $38 million and $30 million for the three months ended September 30, 2014 and 2013, respectively, and $115 million and $85 million for the nine months ended September 30, 2014 and 2013, respectively. Based on its amortizable intangible assets as of September 30, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2014	$45
2015	$172
2016	$127
2017	$115
2018	$105

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal September 30,	September 30,	December 31,
	2014	2014	2013
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	983	1,002
Margin Loans	250	250	920
Subsidiary notes and loans
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	491	496	520
SIRIUS XM 5.875% Senior Notes due 2020	650	644	643
SIRIUS XM 5.75% Senior Notes due 2021	600	595	594
SIRIUS XM 5.25% Senior Notes due 2022	400	407	407
SIRIUS XM 4.25% Senior Notes due 2020	500	495	494
SIRIUS XM 4.625% Senior Notes due 2023	500	495	495
SIRIUS XM 6% Senior Notes due 2024	1,500	1,484	—
SIRIUS XM Credit Facility	145	145	460
Other subsidiary debt	80	80	20
Total debt	$6,116	6,074	5,555
Less debt classified as current		(754)	(777)
Total long-term debt		$5,320	4,778

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.  The initial conversion rate for the Convertible Notes is 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock.  Upon the issuance of Series C common stock on July 23, 2014 the conversion rate for the Convertible Notes was adjusted to 15.7760 shares of Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $63.39 per share with an additional adjustment expected for the Broadband Spin. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our  Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions.  Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

unrealized gains (losses) in the statement of operations.  As of September 30, 2014, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares (adjusted to 15,776,000 for the Series C common stock distribution in July 2014 with an additional adjustment expected for the Broadband Spin upon the completion of an adequate trading period) of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the number of shares of Liberty Series A common stock that will initially underlie the Convertible Notes.  The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share (adjusted to $63.39 per share for the Series C common stock distribution in July 2014 with an additional adjustment expected for the Broadband Spin upon the completion of an adequate trading period) of Liberty Series A common stock, which initially corresponds to the conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction.  The expiration of these instruments is October, 15, 2023 and is included in other long-term assets as of September 30, 2014 in the accompanying condensed consolidated balance sheet, with changes in the fair value recorded as unrealized gains (losses) in the statement of operations.

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

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties with incremental borrowings through the prior year end. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bear interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement and such assets and available credit are not available to satisfy the debts and other obligations of Liberty and its other subsidiaries. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan is LIBOR plus 2% which has not changed since inception.  Interest on the term loan is payable on the first business day of each calendar quarter, and interest is payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. As of September 30, 2014, availability under the revolving line of credit was $750 million. Additionally, up to $1 billion in loans may be extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.  During October 2014, Liberty refinanced the current margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit.  The term loan and any drawn portion of the revolver will carry an interest rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on value of collateral) with the undrawn portion carrying a fee of 0.75%.  The maturity of the new arrangement is October 28, 2015.  Other terms of the loan were substantially similar to the current arrangement.

$670 Million Margin Loan due 2015

At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015").  Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan due May 1, 2015 bears interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. During the nine months ended September 30, 2014, Liberty has fully repaid the $670 Million Margin Loan due 2015 and the shares previously pledged under the loan are no longer pledged as collateral.

As of September 30, 2014, the values of shares pledged as collateral pursuant to the remaining margin loan agreement are as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	September 30, 2014	September 30, 2014
	amounts in millions
SIRIUS XM	719.9	$2,513
Live Nation	8.1	$193
Time Warner, Inc.	3.6	$272
Viacom, Inc.	3.5	$272
Time, Inc.	0.5	$11

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million.  The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. The proceeds of loans under the Credit Facility have been or will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends.  Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.35% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of September 30, 2014, availability under the Credit Facility was $1,105 million.

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

As of September 30, 2014, SIRIUS XM was in compliance with all debt covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2014
SIRIUS XM 5.875% Senior Notes due 2020	$660
SIRIUS XM 5.75% Senior Notes due 2021	$606
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	$942
SIRIUS XM 5.25% Senior Notes due 2022	$417
SIRIUS XM 4.25% Senior Notes due 2020	$482
SIRIUS XM 4.625% Senior Notes due 2023	$466
SIRIUS XM 6% Senior Notes due 2024	$1,532

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2014.

(9)   Commitments and Contingencies

Guarantees

The Company continues to guarantee Starz, LLC's obligations, in the event Starz, LLC is unable to meet its financial obligations, under one of its studio output agreements. At September 30, 2014, the Company's guarantee for obligations for films released by such date aggregated $91 million. The outstanding guarantee (the "Guarantee") associated with this studio output agreement is expected to lapse in November of 2014.   While the guarantee amount for films not yet released is not determinable, as box office amounts are unknown prior to release of films which determines the applicable rate to be paid by Starz, LLC, such amounts are expected to be significant, although as the date of the guarantee release draws closer, the amounts are expected to decrease, as films under the guarantee will be less. The Company considered whether a liability associated with the Guarantee was considered necessary and determined that based on a number of scenarios associated with this Guarantee due to the financial well-being of Starz, the anticipated financial performance of Starz over the next year and Starz's availability under its outstanding credit facility, that no liability was considered necessary.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2014 aggregated $369 million, which is payable as follows: $2 million in 2014, $86 million in 2015, $59 million in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2016, $76 million in 2017 and $146 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

For the nine months ended September 30, 2014, the Company has identified the following business as its reportable segment:

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

Performance Measures

	Nine months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$3,060	1,085	2,626	956
Corporate and other	295	(27)	351	47
	$3,355	1,058	2,977	1,003

	Three months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$1,047	381	959	353
Corporate and other	137	11	151	26
	$1,184	392	1,110	379

 Other Information

	September 30, 2014
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
SIRIUS XM	$28,011	239	87
Corporate and other	5,834	3,059	66
	$33,845	3,298	153

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$392	379	1,058	1,003
Stock-based compensation	(53)	(52)	(151)	(141)
Depreciation and amortization	(90)	(79)	(272)	(237)
Interest expense	(70)	(39)	(185)	(78)
Dividend and interest income	6	12	22	37
Share of earnings (losses) of affiliates, net	(6)	(8)	(53)	(12)
Realized and unrealized gains (losses) on financial instruments, net	(15)	64	(55)	222
Gains (losses) on transactions, net	(1)	—	1	7,481
Other, net	(13)	(67)	(69)	(73)
Earnings (loss) from continuing operations before income taxes	$150	210	296	8,202

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

•	changes in the nature of key strategic relationships with partners, vendors and joint ventures;
•	general economic and business conditions and industry trends including the current economic downturn;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	our indebtedness could adversely affect the operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	capital spending for the acquisition and/or development of products and services;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world and political unrest in international markets.

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

Additionally, subsequent to September 30, 2014 Liberty completed the spin-off of Liberty Broadband Corporation as described in note 1 to the accompanying condensed consolidated financial statements (the “Broadband Spin”).

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
SIRIUS XM	$1,047	959	3,060	2,626
Corporate and other	137	151	295	351
	$1,184	1,110	3,355	2,977
Adjusted OIBDA
SIRIUS XM	$381	353	1,085	956
Corporate and other	11	26	(27)	47
	$392	379	1,058	1,003
Operating Income (Loss)
SIRIUS XM	$265	247	739	651
Corporate and other	(16)	1	(104)	(26)
	$249	248	635	625

Revenue.    Our consolidated revenue increased $74 million and $378 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding period in the prior year. The increase was primarily due to revenue growth at SIRIUS XM (approximately $291 million) and a full nine months of consolidated SIRIUS XM revenue ($166 million) which was partially offset by reduced revenue at TruePosition and no revenue earned during the three and nine months ended September 30, 2014 related to a contractual arrangement with CNBC that was held by a subsidiary exchanged in the fourth quarter of 2013 with Comcast. TruePosition revenue increased $1 million and decreased $8 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods due primarily to a decrease in international and domestic hardware and software sales offset slightly by revenue from the acquisition of Skyhook.  ANLBC revenue increased $1 million and decreased $9 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year.  The three month period increase was due to slightly higher broadcast revenue period over period and an increase in national revenue from Major League Baseball.  The difference for the nine month period was primarily due to a one time recognition of revenue from a settlement of historical broadcast rights issues in the three months ended March 31, 2013. See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM, including a discussion of the SIRIUS XM results on a comparative basis.

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

Consolidated Adjusted OIBDA increased $13 million and $55 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was the result of a full nine months of consolidated results for SIRIUS XM and increased operating efficiencies at SIRIUS XM offset by reduced Adjusted OIBDA results at ANLBC, TruePosition and the impacts of a transaction in the fourth quarter of 2013 related to a revenue sharing agreement discussed above.   The Adjusted OIBDA decrease for ANLBC was primarily the result of increased player payroll due to season ending injuries at key positions which required additional players to be added to the roster.  Additionally, other players were released from the roster and full recognition of guaranteed portions of their contracts were recognized during the current period.  See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

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

We recorded $151 million and $141 million of stock compensation expense for the nine months ended September 30, 2014 and 2013, respectively. The increase in stock compensation expense in 2014 relates to the additional stock-based compensation from SIRIUS XM.  As of September 30, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $32 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.8 years.  Additionally, as of September 30, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $274 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.5 years.

Operating income.    Our consolidated operating income increased $1 million and $10 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding period in the prior year.  The increase is primarily the result of increased operating results at SIRIUS XM offset by increased stock compensation expense and the other subsidiary activity discussed above in the Adjusted OIBDA section.  See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Other income (expense):
Interest expense	$(70)	(39)	(185)	(78)
Dividend and interest income	6	12	22	37
Share of earnings (losses) of affiliates, net	(6)	(8)	(53)	(12)
Realized and unrealized gains (losses) on financial instruments, net	(15)	64	(55)	222
Gains (losses) on transactions, net	(1)	—	1	7,481
Other, net	(13)	(67)	(69)	(73)
	$(99)	(38)	(339)	7,577

Interest expense.    Consolidated interest expense increased $31 million and $107 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year.  The increase was primarily due to the inclusion of SIRIUS XM's debt on a full year to date basis, an overall increase in the average debt balance outstanding during the period and a reduction in premium amortization as a result of debt refinancing by SIRIUS XM in the prior period.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Charter	$(34)	(37)	(87)	(74)
SIRIUS XM	—	—	—	8
Live Nation	21	13	18	5
SIRIUS XM Canada	2	2	3	3
Other	5	14	13	46
	$(6)	(8)	(53)	(12)

We acquired a 27% interest in Charter during the nine months ended September 30, 2013 for approximately $2.6 billion.  Therefore, Liberty's share of Charter's losses in 2014 are for the full year as opposed to just one quarter in the prior year.  Charter's results have improved period over period, primarily due to an increase in revenue as a result of an increase in customers from the prior year, partially offset by increases in programming costs and customer service costs.   We acquired a controlling interest in SIRIUS XM on January 18, 2013 resulting in share of earnings for only the first seventeen days of January 2013.

Realized and unrealized gains (losses) on financial instruments.  Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Fair Value Option Securities	$(30)	53	33	189
Cash convertible notes	41	—	18	—
Other derivatives	(26)	11	(106)	33
	$(15)	64	(55)	222

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value, as elected by Liberty at the issuance of the notes.  At the same time Liberty entered into a bond hedge transaction on the same amount of underlying shares.  These derivatives are marked to fair value on a recurring basis and are included in other derivatives in the realized and unrealized gains (losses) on financial instruments line item.  The primary driver of the change in the current period is the change in the fair value of the underlying stock.

Liberty obtained Charter warrants in the second quarter of 2013.  These warrants are marked to fair value based on the trading price of Charter and other observable market data as the significant inputs.  The change in fair value was primarily driven by the change in the trading price of the Charter common stock and was recorded as part of other derivatives in the realized and unrealized gains (losses) on financial instruments line item.

Gains (losses) on transactions, net.  During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013.  Liberty recorded a gain in the three months ended September 30, 2014 of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest.

Other, net.  Other, net loss for the three months ended September 30, 2014 is primarily the impact of stock issuances at Charter below Liberty's cost basis (primarily from stock option exercises).

Income taxes.  Our income taxes for the three and nine months ended September 30, 2014 was an expense of $63 million and $31 million, respectively.  Tax expense for the three months ended September 30, 2014 was slightly higher than the federal tax rate of 35% due to the impact of state taxes.  The primary reason tax expense is less than the federal tax rate of 35% for the nine months ended September 30,2014 was the liquidation of a consolidated partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes.

Net earnings.  We had net earnings of $87 million and $265 million for the three and nine months ended September 30, 2014 and net earnings of $116 million and $8,372 million for the three and nine months ended September 30, 2013. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2014, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of September 30, 2014 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Corporate and other	$273	482
SIRIUS XM	$104	—

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM which has significant cash and cash provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash.  Prior to the completion of the Broadband Spin Liberty received a distribution of approximately $300 million from Liberty Broadband Corporation.

	Nine months ended
	September 30,
	2014	2013
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$801	889
Net cash provided (used) by investing activities	$(401)	(2,240)
Net cash provided (used) by financing activities	$(1,111)	719

Liberty's primary use of cash during the nine months ended September 30, 2014 (excluding SIRIUS XM's uses of cash) was the repayment of $670 million which was a portion of the outstanding margin loans through the use of cash on hand and the sale of the Barnes & Noble investment during the period.  SIRIUS XM's primary uses of cash were the repayment of a portion of their outstanding credit facility and the repurchase of outstanding SIRIUS XM common stock.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, the issuance of additional senior notes and cash on hand.

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

As of September 30, 2014, SIRIUS XM had 26.7 million subscribers of which 22.0 million were self-pay subscribers and 4.7 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM.  For the three and nine months ended September 30, 2014 and 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of September 30, 2014, there is an approximate 43% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014 (1)	2013(1)	2014 (1)	2013(1)
	amounts in millions
Subscriber revenue	$902	834	2,632	2,432
Other revenue	155	127	458	367
Total revenue	1,057	961	3,090	2,799
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(399)	(332)	(1,175)	(988)
Subscriber acquisition costs	(120)	(126)	(367)	(372)
Other operating expenses	(13)	(11)	(41)	(38)
Selling, general and administrative expenses	(144)	(129)	(423)	(359)
Adjusted OIBDA	381	363	1,084	1,042
Stock-based compensation	(22)	(20)	(58)	(50)
Depreciation and amortization	(65)	(59)	(200)	(193)
Operating income	$294	284	826	799

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 8% for the three and nine months ended September 30, 2014 as compared to the corresponding periods in the prior year. The increase was primarily attributable to an increase in daily weighted average number of subscribers, the inclusion of subscription revenue from the recently acquired connected vehicle business and an increase in certain subscription rates that began in January 2014. These increases were partially offset by a change in an agreement with an automaker and a rental car company and an increasing number of lifetime subscription plans that have reached full revenue recognition.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three and nine months ended September 30, 2014, other revenue increased approximately 22% and 25%, respectively, as compared to the corresponding prior periods.  The most significant change in other revenue was the result of an increase in the number of subscribers who pay royalty fees as a cost pass through.  Additionally, equipment revenue increased due to higher sales to distributors and increased OEM production royalties.

Cost of subscriber services includes revenue share and royalties, programming and content costs,  customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased approximately 20% and 19% for the three and nine months ended September 30, 2014 as compared to the corresponding periods in the prior year.  The increases were primarily the result of increased revenue share and royalties which were higher due to the full amortization of certain deferred credits on executory contracts from the merger of Sirius and XM and, in part, to increased revenue from increased subscribers and a higher royalty rate.  Programming and content costs were relatively flat to slightly down, as compared to the prior periods, and decreased as a percentage of revenue for the three and nine months ended September 30, 2014.  Additionally, customer service and billing expense increased 22% and 16% for the three and nine months ended September 30, 2014, as compared to the corresponding periods in the prior year which was a slight increase as a percentage of revenue.  The increase was the result of added costs associated with the connected vehicle business and higher subscriber volume which resulted in increased subscriber contacts.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three and nine months ended September 30, 2014, subscriber acquisition costs decreased approximately 5% and 1%, respectively, and decreased as a percentage of subscriber revenue. The overall decrease in cost was primarily a result of changes related to a contract with an automaker and improved OEM subsidy rates per vehicle.  Additionally, prior periods included certain purchase accounting adjustments that benefited those periods which were fully amortized in the prior year.

Other operating expense includes engineering, design and development costs. For the three months ended September 30, 2014 other operating expense remained relatively flat as a percentage of total revenue. The increase was driven primarily by the increased costs associated with the connected vehicle business and, to a lesser extent, product development costs related to enhanced subscriber features and functionality for the SIRIUS XM service.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, facilities costs, finance, legal, human resources, information technology and insurance costs.  For the three and nine months ended September 30, 2014, selling, general and administrative expense increased $15 million and $64 million, respectively, as compared to the corresponding periods in the prior year.  The increase in costs was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, additional personnel costs associated with the connected vehicle business and increased legal fees, consulting and facilities.  Additionally, prior periods included certain purchase accounting adjustments that benefited those periods which were fully amortized in the prior year.

The following is a reconciliation of the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	As		As	As		As
	reported	Purchase	reported	reported	Purchase	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$902	(10)	892	2,632	(30)	2,602
Other revenue	155	—	155	458	—	458
Total revenue	1,057	(10)	1,047	3,090	(30)	3,060
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(399)	10	(389)	(1,175)	31	(1,144)
Subscriber acquisition costs	(120)	—	(120)	(367)	—	(367)
Other operating expenses	(13)	—	(13)	(41)	—	(41)
Selling, general and administrative expenses	(144)	—	(144)	(423)	—	(423)
Adjusted OIBDA	381	—	381	1,084	1	1,085
Stock-based compensation	(22)	(17)	(39)	(58)	(52)	(110)
Depreciation and amortization	(65)	(12)	(77)	(200)	(36)	(236)
Operating income	$294	(29)	265	826	(87)	739

	Three months ended September 30, 2013			Nine months ended September 30, 2013
						Elimination
	As		As	As		for Equity	As
	reported	Adjustment	reported	reported	Adjustment	Method	reported
	by	for Purchase	by	by	for Purchase	Accounting	by
	SIRIUS XM	Accounting	Liberty	SIRIUS XM	Accounting	(17 days)	Liberty
	amounts in millions
Subscriber revenue	$834	(2)	832	2,432	(6)	(146)	2,280
Other revenue	127	—	127	367	(1)	(20)	346
Total revenue	961	(2)	959	2,799	(7)	(166)	2,626
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(332)	(2)	(334)	(988)	1	60	(927)
Subscriber acquisition costs	(126)	(5)	(131)	(372)	(15)	20	(367)
Other operating expenses	(11)	—	(11)	(38)	—	3	(35)
Selling, general and administrative expenses	(129)	(1)	(130)	(359)	(4)	22	(341)
Adjusted OIBDA	363	(10)	353	1,042	(25)	(61)	956
Stock-based compensation	(20)	(18)	(38)	(50)	(50)	3	(97)
Depreciation and amortization	(59)	(9)	(68)	(193)	(27)	12	(208)
Operating income	$284	(37)	247	799	(102)	(46)	651

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
SIRIUS XM	$145	0.4%	$4,656	5.6%
Corporate and other	$315	2.1%	$1,000	1.4%

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

At September 30, 2014, the fair value of our AFS equity securities was $1,012 million. Had the market price of such securities been 10% lower at September 30, 2014, the aggregate value of such securities would have been $101 million lower.  Additionally, our stock in Live Nation, SIRIUS XM Canada, and Charter (three of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at September 30, 2014 the aggregate value of such securities would have been $580 million lower.

Item 4.    Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On January 11, 2013 Liberty Media Corporation announced that its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward.  There were no repurchases of Liberty common stock made pursuant to the repurchase program during the second quarter of 2014. As of September 30, 2014,  $327 million is available for repurchases under the Company's share repurchase program.  Additionally, in conjunction with the Broadband Spin an additional authorization of $300 million in Liberty share repurchases was approved by the Liberty board of directors.

During the three months ended September 30, 2014, 89 shares of Series A Liberty common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	November 5, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 5, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*Filed herewith

**Furnished herewith