Form 10-K
period 2014-12-31
Liberty Media Corp
filed 2015-02-26
CIK 1560385

chec

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	36-1699499 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series C Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2014, was approximately $13.7 billion.

The number of outstanding shares of Liberty Media Corporation's common stock as of January 31, 2015 was:

Series A	Series B	Series C
104,506,310	9,873,972	228,295,067

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

LIBERTY MEDIA CORPORATION

2014 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)     General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the media, communications and entertainment industries.  Through our subsidiaries and affiliates, we principally operate in North America.  Our principal businesses and assets include our consolidated subsidiaries SIRIUS XM (defined below) and the Atlanta National League Baseball Club, Inc., and our equity affiliate Live Nation Entertainment, Inc.

In September 2011, Liberty Interactive Corporation (“Liberty Interactive” and formerly named Liberty Media Corporation) completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the “Split-Off”).

During August 2012, the Board of Directors of Starz (formerly known as Liberty Media Corporation) authorized a plan to distribute to the stockholders of Starz shares of a wholly-owned subsidiary, Liberty (formerly known as Liberty Spinco, Inc.), that held, as of January 11, 2013, all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Starz Spin-Off"). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. The businesses, assets and liabilities not included in Liberty are part of a separate public company which was renamed Starz.

Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty was treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty and Starz, LLC has been treated as discontinued operations upon completion of the Starz Spin-Off in the first quarter of 2013.  For purposes of this Form 10-K, Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.

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

SIRIUS XM, since the date of our investment, has repurchased approximately 1.3 billion SIRIUS XM shares for approximately $4.3 billion (including the shares repurchased from Liberty discussed above).  As of December 31, 2014 our economic ownership interest in SIRIUS XM is 56%.

During 2014, Liberty’s board approved the issuance of shares of its Series C common stock to holders of its Series A and Series B common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B common stock as of 5:00 p.m., New York City time, on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date. The impact of the Series C common stock issuance has been reflected retroactively due to the treatment of the dividend as a stock split for accounting purposes.  Additionally, in connection with the Series C common stock issuance and the Broadband Spin-Off (defined below), outstanding Series A common stock warrants were adjusted.  There were 21,085,900 warrants with a strike price of $64.46 outstanding at December 31, 2014.

On November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off.  Prior to the completion of the Broadband Spin-Off, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty.  In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of Liberty common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our significant dependence upon automakers;
•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of our satellites, could negatively impact our results and brand;
•	royalties for music rights have increased and may continue to do so in the future;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and consumer protection laws, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
•	general economic and business conditions and industry trends including the current economic downturn;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	impairments of third-party intellectual property rights;
•	our indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	capital spending for the acquisition and/or development of telecommunications networks and services;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934, as amended.  Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC.  If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)     Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the media, communications and entertainment industries.  Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our  annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings.  Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

(c)     Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries

Sirius XM Holdings Inc. (Nasdaq:SIRI)

Atlanta National League Baseball Club, Inc.

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Sirius XM Holdings Inc.

SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as Sirius XM On Demand and MySXM, over its Internet radio service, including through applications for mobile devices. As of December 31, 2014, SIRIUS XM had over 27 million subscribers. Its subscribers include:

•	subscribers under its regular and discounted pricing plans;
•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;
•	subscribers to its Internet radio service who do not also have satellite radio subscriptions; and
•	certain subscribers to its weather, traffic, data and Backseat TV services who do not also have satellite radio subscriptions.

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

SIRIUS XM's satellite radios are primarily distributed through automakers (“OEMs”); retail stores nationwide; and through its website. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.

SIRIUS XM is also a leader in providing connected vehicle applications and services. SIRIUS XM's connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Subscribers to SIRIUS XM's connected vehicle services are not included in the subscriber count above or subscriber-based metrics.

Programming

SIRIUS XM offers a dynamic programming lineup of commercial-free music, sports, entertainment, comedy, talk, news, traffic and weather, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;
•	live play-by-play sports from major leagues and colleges;
•	a multitude of talk and entertainment channels for a variety of audiences;

•	a wide range of national, international and financial news; and
•	local traffic and weather reports for several metropolitan markets throughout the United States.

SIRIUS XM's diverse spectrum of programming, including its lineup of exclusive material, is a significant differentiator from terrestrial radio and other audio entertainment providers. SIRIUS XM makes changes to its programming lineup from time to time in order to attract new subscribers and offer content which appeals to a broad range of audiences and to existing subscribers. The channel line-ups for its services are available at siriusxm.com.

Internet Radio Service

SIRIUS XM streams select music and non-music channels over the Internet. Its Internet radio service also includes channels and features that are not available on its satellite radio service. Access to its Internet radio service is offered to subscribers for a fee. SIRIUS XM also offers applications to allow consumers to access its Internet radio service on smartphones and tablet computers.

SIRIUS XM also offers two innovative Internet-based products, SiriusXM On Demand and MySXM. SiriusXM On Demand offers SIRIUS XM's Internet radio subscribers listening on its online media player and on smartphones the ability to choose their favorite episodes from a catalog of content to listen to whenever they want. MySXM permits subscribers listening on SIRIUS XM’s Internet radio service to personalize SIRIUS XM's existing commercial-free music and comedy channels to create a more tailored listening experience.  Channel-specific sliders allow users to create over 100 variations of each of more than 50 channels by adjusting characteristics like library depth, familiarity, music style, tempo, region, and multiple other channel-specific attributes.  SiriusXM On Demand and MySXM are offered to SIRIUS XM Internet radio subscribers at no extra charge.

SIRIUS XM is re-engineering and redesigning its Internet radio streaming platform.  The new SIRIUS XM Internet Radio will offer listeners enhanced programming discovery and the ability to connect with content currently playing across its commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand. The new platform is expected to be progressively rolled out starting in the first quarter of 2015.

Distribution of Radios

Automakers.   SIRIUS XM's primary means of distributing satellite radios is through the sale and lease of new vehicles. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles and satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States. Most automakers include a subscription to SIRIUS XM's radio service in the sale or lease of their vehicles. In certain cases, SIRIUS XM receives subscription payments from automakers in advance of the activation of its service. SIRIUS XM shares with certain automakers a portion of the revenues it derives from subscribers using vehicles equipped to receive its service. SIRIUS XM also reimburses various automakers for certain costs associated with the satellite radios installed in their vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

Previously Owned Vehicles.  SIRIUS XM also acquires subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. SIRIUS XM has entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. In addition, SIRIUS XM works directly with many franchise and independent dealers on programs for non-certified vehicles. SIRIUS XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and have established marketing plans to promote its services to these potential subscribers.

Retail.  SIRIUS XM sells satellite and Internet radios directly to consumers through its website. Satellite and Internet radios are also marketed and distributed through national and regional retailers.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.    SIRIUS XM currently owns a fleet of nine orbiting satellites, five in the Sirius system, FM-1, FM-2, FM-3, FM-5 and FM-6, and four in the XM system, XM-1, XM-3, XM-4 and XM-5. Two of these satellites are currently used as spares. In 2014, SIRIUS XM de-orbited a satellite that reached the end of its operational life. In 2015, SIRIUS XM will de-orbit another satellite that has also reached the end of its operational life.

Satellite Insurance.    SIRIUS XM holds in-orbit insurance for one of its satellites which will expire in 2015. SIRIUS XM does not intend to renew this in-orbit insurance policy when it expires, as SIRIUS XM considers the premium costs to be uneconomical relative to the risk of satellite failure. The policy provides coverage for a total, constructive total or partial loss of the satellite that occurs prior to its expiration in October 2015.  The insurance does not cover the full cost of constructing, launching and insuring a new satellite, nor will it protect SIRIUS XM from the adverse effect on business operations due to the loss of a satellite.  The policy contains standard commercial satellite insurance provisions, including coverage exclusions.  In-orbit insurance for two of SIRIUS XM’s satellites expired in 2014.

Terrestrial Repeaters.    In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM's satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, SIRIUS XM has deployed terrestrial repeaters to supplement satellite coverage. SIRIUS XM operates over 700 terrestrial repeaters as part of its systems across the United States.

Other Satellite Facilities.    SIRIUS XM controls and communicates with its satellites from facilities in North America and maintains earth stations in Panama and Ecuador to control and communicate with several of its Sirius system satellites. Its satellites are monitored, tracked and controlled by a third party satellite operator.

Studios

SIRIUS XM's programming originates principally from studios in New York City and Washington, D.C., and, to a lesser extent, from smaller studios in Los Angeles, Nashville and a variety of smaller venues across the country. Its New York City office houses its corporate headquarters. Both its New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.

Radios

Radios are manufactured in three principal configurations: in-dash radios, dock & play radios and commercial units.

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

Connected Vehicle Services

SIRIUS XM also provides connected vehicle services.  SIRIUS XM's connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  SIRIUS XM offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics, stolen or parked vehicle locator services, and monitoring of vehicle emission systems. SIRIUS XM’s connected vehicle business provides services to several automakers, including Acura, BMW, Honda, Hyundai, Infiniti, Lexus, Nissan and Toyota.

Canada

SIRIUS XM also has an equity interest in the satellite radio services offered in Canada through its investment in Sirius XM Canada Holdings, Inc. (“SIRIUS XM Canada”).  SIRIUS XM owns approximately 37% of the equity of SIRIUS XM Canada. Subscribers to the services offered by SIRIUS XM Canada are not included in the subscriber count above or subscriber-based metrics.

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

Travel Link.  SIRIUS XM offers Travel Link, a suite of data services that includes graphical weather, fuel prices, sports schedules and scores, and movie listings.

Real Time Traffic Services.  SIRIUS XM also offers services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.

Real Time Weather Services.  SIRIUS XM offer several real-time weather services designed for improving situational awareness in vehicle, marine and/or aviation use.

Backseat TV.  SIRIUS XM offers Backseat TV, a service offering television content designed primarily for children, in the backseat of vehicles. SIRIUS XM intends to discontinue this service by the end of 2015.

Copyrights to Programming

In connection with its satellite radio music programming, SIRIUS XM must negotiate and enter into royalty arrangements with two sets of rights holders: Holders of copyrights in musical works (that is, the music and lyrics) and holders of copyrights in sound recordings (that is, the actual recording of a work).

Musical works rights holders, generally songwriters and music publishers, are traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. SIRIUS XM has arrangements with all of these organizations.

Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM may negotiate royalty arrangements with the owners of sound recordings fixed after February 15,

1972, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress.

The CRB has issued its determination regarding the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over its satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2017. Under the terms of the CRB's decision, SIRIUS XM will pay a royalty based on gross revenues, subject to certain exclusions, of 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2014 was 9.5%.

The revenue subject to royalty includes subscription revenue from SIRIUS XM's U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video and connected vehicle services) offered for a separate charge; intellectual property royalties received by SIRIUS XM; credit card, invoice and fulfillment service fees; and bad debt expense. The regulations also allow SIRIUS XM to further reduce its monthly royalty fee in proportion to the percentage of its performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.

To secure the rights to stream music content over the Internet, including to mobile devices, SIRIUS XM also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and, in certain cases, sound recordings.  SIRIUS XM has arrangements with ASCAP, SESAC and BMI to license the musical compositions SIRIUS XM streams over the Internet.  The licensing of certain sound recordings fixed after February 15, 1972 for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB.  In 2014, SIRIUS XM paid a per performance rate for the streaming of certain sound recordings on the internet of $0.00220 per play, which rate changed to $0.00240 per play in 2015. SIRIUS XM is participating in proceedings to establish rates for the streaming of certain sound recordings fixed after February 15, 1972 on the Internet after 2015, known as the Webcasting IV proceeding.

SIRIUS XM’s rights to perform certain copyrighted sound recordings (that is, the actual recording of a work) that were fixed after February 15, 1972 are governed by United States federal law, the Copyright Act. In contrast, SIRIUS XM’s rights to perform certain copyrighted sound recordings that were fixed before February 15, 1972 are governed by various state statutes and common law principles and are subject to litigation in three states.

Trademarks

SIRIUS XM registered, and intends to maintain, the trademarks “Sirius”, “XM”, “SiriusXM” and “SXM” with the United States Patent and Trademark Office in connection with the services they offer. SIRIUS XM is not aware of any material claims of infringement or other challenges to its right to use the “Sirius”, “XM”, “SiriusXM” or "SXM” trademarks in the United States. SIRIUS XM also has registered, and intends to maintain, trademarks for the names of certain of its channels. SIRIUS XM has also registered the trademarks “Sirius”, “XM” and "SiriusXM" in Canada. SIRIUS XM has granted a license to use certain of its trademarks in Canada to Sirius XM Canada.

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

Under the MLB rules, the Commissioner of Major League Baseball (the “Commissioner”) has the authority, acting as the agent on behalf of all of the MLB franchises, to enter into and administer all contracts for the sale of National Broadcast Rights.

As the owner of a MLB franchise, ANLBC must comply with rules promulgated by the MLB Commissioner and MLB's constitution and bylaws. Each franchise is required to share locally derived revenue with the other MLB franchises and their owners through MLB's revenue sharing plan. Under the MLB rules, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from National Broadcast Rights, national sponsorships and licensing deals, and the MLB All Star Game) to the clubs, and funds certain expenses (such as contributions to the MLB Players Benefit Plan, administrative and operational expenses of the Commissioner's office, a reserve fund for the Commissioner's office, and administrative expenses of the Central Fund) on behalf of the MLB franchises. Each MLB franchise's share of the Central Fund, following certain adjustments which are made under the MLB revenue share arrangements, is paid to each MLB franchise by the end of each year, unless otherwise determined by the Commissioner. Also under the MLB rules, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB's interactive media and internet company which runs MLB's official website and all of the MLB teams' websites.

Live Nation Entertainment, Inc.

Live Nation is considered the largest live entertainment company in the world and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. Live Nation has four business segments: Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.

Live Nation's Business Segments

Concerts. Live Nation's Concerts segment principally involves the global promotion of live music events in their owned or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2014, Live Nation's Concerts business generated approximately $4.7 billion, or 69%, of Live Nation's total revenue. Live Nation promoted 22,800 live music events in 2014, including artists such as One Direction, Jay-Z & Beyonce, Justin Timberlake, Luke Bryan, Jason Aldean and Lady Gaga and through festivals such as Electric Daisy Carnival, Rock Werchter, Reading and T in the Park. While its Concerts segment operates year-round, Live Nation generally experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through September. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Ticketing. Live Nation's Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fixed fee or a percentage of the total convenience charge and order processing fee for its services. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through a websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2014, Live Nation sold 69%,

18%, 9% and 4% of primary tickets through these channels, respectively. Live Nation's Ticketing segment also manages its online activities including enhancements to its websites and bundled product offerings. During 2014, the Ticketing business generated approximately $1.6 billion, or 22% of Live Nation's total revenue, which excludes the face value of tickets sold. Through all of its ticketing services, Live Nation sold over 154 million tickets in 2014 on which Live Nation was paid fees for its services. In addition, Live Nation sold approximately 300 million tickets in total using its Ticketmaster system, through season seat packages and its venue clients' box offices, for which Live Nation did not receive a fee. Live Nation's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.

Artist Nation. Live Nation's Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. The Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the Internet. During 2014, the Artist Nation business generated approximately $389 million, or 5%, of Live Nation's total revenue. Revenue earned from the Artist Nation segment is impacted to a large degree by the touring schedules of the artists Live Nation represents and generally experiences higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

Sponsorship & Advertising. Live Nation's Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through its concert, venue, artist relationship and ticketing assets, including advertising on Live Nation websites. Live Nation works with its corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. Live Nation also develops, books and produces custom events or programs for its clients’ specific brands which are typically experienced exclusively by the clients’ customers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2014, the Sponsorship & Advertising business generated approximately $300 million, or 4%, of Live Nation's total revenue.

Terms of Live Nation Investment

At December 31, 2014, we beneficially owned approximately 53.7 million shares of Live Nation common stock, which represented approximately 27% of the issued and outstanding shares as of December 31, 2014.

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

We have agreed under the stockholders agreement not to acquire beneficial ownership of Live Nation equity securities that would result in our having in excess of 35% of the voting power of Live Nation's equity securities. That percentage is subject to decrease for specified transfers of our Live Nation stock. We have been exempted from the restrictions on business combinations set forth in Section 203 of the Delaware General Corporation Law, and Live Nation has agreed in the stockholders agreement not to take certain actions that would materially and adversely affect our ability to acquire Live Nation securities up to the voting percentage referred to above.

Other Minority Investments

We also own a portfolio of minority equity investments in publicly traded media companies, including Barnes & Noble, Inc. (NYSE: BKS), Time Warner Inc. (NYSE: TWX) and Viacom Inc. (Nasdaq: VIAB). These are assets that were acquired mostly in tax-efficient transactions and are currently held as non-core assets. In the past we have entered into swaps, exchangeable debentures, and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.

Regulatory Matters

Satellite Digital Audio Radio Services

As an operator of a privately owned satellite system, SIRIUS XM is regulated by the Federal Communications Commission (“FCC”) under the Communications Act of 1934, principally with respect to:

•	the licensing of its satellite systems;
•	preventing interference with or to other uses of radio frequencies; and
•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

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

In 1997, SIRIUS XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS XM's FCC licenses for its Sirius system satellites expire in 2017 and 2022. SIRIUS XM's FCC licenses for its XM satellites expire in 2018, 2021 and 2022. One of SIRIUS XM’s XM satellites is operating under special temporary authority from the FCC and SIRIUS XM plans to de-orbit the satellite in 2015. SIRIUS XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant a license for any replacement satellites.

In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM's satellites may be blocked and reception can be adversely affected. In many of these areas, SIRIUS XM has installed terrestrial repeaters to supplement its satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted SIRIUS XM a license through 2027 to operate its repeater network.

In many cases, SIRIUS XM obtains FCC certifications for satellite radios, including satellite radios that include FM modulators. SIRIUS XM believes its radios that are in production comply with all applicable FCC rules.

SIRIUS XM is required to obtain export licenses from the United States government to export certain ground control equipment, satellite communications/control services and technical data related to its satellites and their operations. The delivery of such equipment, services and technical data to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China). Changes in law or regulations relating to communications policy or to matters affecting SIRIUS XM's services could adversely affect its ability to retain its FCC licenses or the manner in which SIRIUS XM operates.

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

Congress has extended the moratorium on state and local taxes on Internet access and commerce until October 1, 2015. Legislative proposals that would further extend the moratorium on state and local taxes on Internet access and commerce are pending in Congress.

In the ordinary course of business, our businesses collect and store the personal information of our customers and employees. The secure processing and continued availability of this information is critical to the operation or our businesses and our businesses are subject to many (often conflicting) laws governing the collection, use, retention, security and transfer of personally-identifiable information. In particular, the collection, disclosure and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. Complying with different national and state privacy requirements may cause our businesses to incur substantial costs. In addition, any unauthorized use or disclosure of personal information collected by our businesses, which may be unavoidable, may subject our businesses to risk of substantial government fines or liability to our customers, financial institutions or other third parties. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our businesses' websites to purchase products and services, or if new regulations limited the ability of our businesses to market their products or services, such businesses could be harmed.

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

Competition

SIRIUS XM faces significant competition for both listeners and advertisers. Traditional AM/FM radio has had a well-established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by a subscription fee. In addition, many radio stations have begun broadcasting high definition (“HD”) digital signals, which have sound quality similar to SIRIUS XM signals, offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio reduces the likelihood that customers would be willing to pay for SIRIUS XM’s subscription services and, by offering free broadcasts, it may impose limits on what SIRIUS XM can charge for its services. Traditional AM/FM broadcasters are also complementing their HD radio efforts by aggressively pursuing Internet radio, wireless Internet-based distribution arrangements and data services. SIRIUS XM also faces competition from Internet radio and Internet-enabled smartphones, which often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major media companies and online-only providers, including Beats Music, Google Play, Pandora and iHeartRadio, also make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. Internet-enabled smartphones, most of which have the capability of interfacing with vehicles, can play recorded or cached content and access Internet radio via dedicated applications (such as Pandora, Spotify, iTunes Radio and iHeartRadio) or browsers, often for free, and offer music and talk content.  Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content on demand. In addition, SIRIUS XM faces competition as a result of the deployment or planned deployment by nearly all automakers of integrated multimedia systems in dashboards, such as Ford's SYNC, Toyota's Entune, and BMW/Mini's Connected. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in the car. SIRIUS XM also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems and that are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly fee for the audio service. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with SIRIUS XM's services now or that could compete with its services in the future.   The in dash navigation market is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic.

ANLBC faces competition from many alternative forms of leisure entertainment.  During the baseball season, ANLBC competes with other sporting and live events for game day attendance, which is integral to ANLBC's ticket, concession and souvenir sales revenue.  The broadcasting of ANLBC's games, which is another significant source of revenue for ANLBC, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, online activities, movies and other forms of news and information.  In addition, ANLBC competes with the other Major League Baseball teams for a limited pool of player, coaching and managerial talent.  This talent contributes to ANLBC's winning record and league standings, which are critical components of ANLBC's competitiveness.

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

Employees

As of December 31, 2014, we had 78 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 3,612 full and part-time employees.  We believe that our employee relations are good.

(d)     Financial Information About Geographic Areas

Our consolidated subsidiaries do principally all their business domestically, so a discussion regarding financial information about geographic areas is not considered necessary.

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

Risk Factors Relating to our Businesses

Our historical consolidated financial information is not necessarily representative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.     On January 11, 2013, we were spun-off (the “Starz Spin-Off”) from Starz (prior to the Starz Spin-Off, “Old LMC”).  Prior to that time, we were a wholly owned subsidiary of Old LMC along with Starz, LLC and its subsidiaries.  As a result of the Starz Spin-Off, our assets and those of Starz, LLC were separated, we were renamed Liberty Media Corporation and Old LMC (the spinnor) was renamed Starz.  Notwithstanding the legal form of the Starz Spin-Off, in accordance with GAAP we are considered the divesting entity and treated as the "accounting successor" to Old LMC for financial reporting purposes. This is due, among other reasons, to the relative significance of our company to Old LMC (the legal spinnor) and the continued involvement of Old LMC's senior management with our company (rather than Starz) following the Starz Spin-Off. Therefore, the historical financial statements of Old LMC (renamed Starz) continue to be our historical financial statements, and reflect Starz, LLC and its subsidiaries as discontinued operations in our consolidated financial statements. Prior to the Starz Spin-Off, a significant percentage of the revenue of Old LMC, and a majority of its available cash flow, was generated by Starz, LLC and its subsidiaries.

On January 18, 2013, we acquired a controlling interest in SIRIUS XM. Thus, beginning in the first quarter of 2013, our consolidated financial statements reflect SIRIUS XM as a consolidated subsidiary. Previously, we reflected our investment in SIRIUS XM as an equity method affiliate. In May 2013, we completed a transaction with certain investment funds to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter Communication, Inc. (“Charter”), which represented an approximate 27% beneficial ownership in Charter at the time of purchase. Subsequent to this transaction, our consolidated financial statements reflected Charter as an equity method affiliate. On November 4, 2014, we completed the spin-off (the “Broadband Spin-Off”) of our wholly owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), which held, and currently holds, our former interest in Charter, our former subsidiary TruePosition, minority interests in Time Warner Cable, certain deferred tax liabilities, liabilities related to Time Warner Cable call options and corporate level net debt.

As a result of the foregoing transactions, our historical financial information as presented may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we existed as a separate, stand-alone entity pursuing independent strategies during the periods presented.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.     For the year ended December 31, 2012, a significant portion of Liberty's reported total revenue had been generated by the businesses of Starz, LLC. Prior to the Split-Off, Starz, LLC was the second-largest generator of cash flow for Liberty's former parent company, Liberty Interactive (the largest generator being QVC, Inc., which is currently a subsidiary of Liberty Interactive).  In connection with the Starz Spin-Off, Starz, LLC distributed approximately $1.8 billion in cash to Liberty, of which $600 million was distributed in the third and fourth quarters of 2012. As a result of the Starz Spin-Off in January 2013, Liberty ceased to have access to the cash flow generated by Starz, LLC. At December 31, 2014, our only wholly-owned consolidated subsidiary is ANLBC, which, due to its size and nature, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Although we received a distribution of approximately $300 million in cash from Liberty Broadband in connection with the Broadband Spin-Off, this was a one-time distribution and no further cash will be accessible from Liberty Broadband. In addition, although we began consolidating SIRIUS XM in the first quarter of 2013, we do not have ready access to the cash flow of SIRIUS XM due to SIRIUS XM being a separate public company and the significant noncontrolling interest. Hence, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to significant tax liabilities related to the Broadband Spin-Off.     In connection with the Broadband Spin-Off, we received an opinion of tax counsel to the effect that the Broadband Spin-Off will qualify as a tax-free transaction to our company and our stockholders under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), except with respect to the receipt of cash in lieu of fractional shares.  An opinion of tax counsel is not binding on the Internal Revenue Service (“IRS”) or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge. In December 2014, the IRS completed its review of the Broadband Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. If it is determined, for whatever reason, that the Broadband Spin-Off does not qualify for tax-free treatment, our company and/or our stockholders could incur significant tax liabilities.

Prior to the Broadband Spin-Off, we entered into a tax sharing agreement with Liberty Broadband.  Under this agreement, our company is generally responsible for any taxes and losses resulting from the failure of the Broadband Spin-Off to qualify as a tax-free transaction; however, Liberty Broadband is required to indemnify our company for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off), or (ii) result from the application of Section 355(e) of the Code to the Broadband Spin-Off as a result of the treatment of the Broadband Spin-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in the stock of Liberty Broadband or any successor corporation.  As the taxpaying entity, however, we are subject to the risk of non-payment by Liberty Broadband of its indemnification obligations under the tax sharing agreement.

To preserve the tax-free treatment of the Broadband Spin-Off, we may determine to forego certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the Broadband Spin-Off.  In addition, our potential tax liabilities related to the Broadband Spin-Off might discourage, delay or prevent a change of control transaction for some period of time following the Broadband Spin-Off.

Rapid technological advances could render the products and services offered by our businesses obsolete or non-competitive.     Our businesses, including, for example, SIRIUS XM and Live Nation must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These businesses must be able to incorporate new technologies into their products and services in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers thereby adversely impacting our revenue, operating income and net income.

The business of SIRIUS XM depends in significant part on the operation of its satellites.     As a satellite radio broadcaster, SIRIUS XM's business depends on the lives and proper operation of its satellites. The lives of SIRIUS XM's satellites will vary and depend on a number of factors, including degradation and durability of solar panels, quality of construction, random failure of satellite components (which could result in significant damage to or loss of a satellite), the amount of fuel the satellite consumes and damage or destruction by electrostatic storms, collisions with other objects in space or other events (such as nuclear detonations) occurring in space.  In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies.  Components on SIRIUS XM's in-orbit satellites have failed, and from time to time SIRIUS XM has experienced anomalies in the operation and performance of these satellites.  These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. Any material failure of its satellites could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM's reputation and operating results. SIRIUS XM maintains no in-orbit insurance for its satellites other than for one of its satellites (its XM-5 satellite), which will expire in 2015.

In addition, SIRIUS XM’s network of terrestrial repeaters communicates with a single third-party satellite.  Its XM network of terrestrial repeaters communicates with a single XM satellite.  If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

Interruption or failure of SIRIUS XM's information technology and communications systems could negatively impact its results and brand, and therefore the value of our investment in SIRIUS XM.     SIRIUS XM's business is dependent on the operation and availability of its information technology and communication systems and those of certain third party service providers.  Any degradation in the quality, or any failure, of SIRIUS XM's systems (due to events such as unplanned outages, natural disasters, terrorist activities, technical difficulties or loss of data or processing capabilities) could reduce its revenues, cause it to lose customers and damage its brand.  SIRIUS XM could also experience loss of data or processing capabilities, which could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM’s reputation and operating results. Although SIRIUS XM has implemented practices designed to maintain the availability of its information technology systems and mitigate the harm of any unplanned interruptions, SIRIUS XM cannot anticipate all eventualities and unplanned outages and technical difficulties are occasionally experienced. In addition, SIRIUS XM relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities.  Any interruption or failure of SIRIUS XM's internal or external systems could prevent SIRIUS XM from serving customers or cause data to be unintentionally disclosed.

Our businesses are subject to risks of adverse government regulation.     Providers of satellite service are subject to varying degrees of regulation in the United States by the FCC and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade.  For example, SIRIUS XM holds various FCC licenses and authorizations to operate commercial satellite radio services in the United States, which are generally granted for a fixed term, and although SIRIUS XM expects that such licenses and authorizations will be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case.  Non-compliance by SIRIUS XM with the FCC's requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. SIRIUS XM also relies on the FCC to assist it in preventing harmful interference to its service. The development of new applications and services in spectrum adjacent to the frequencies licensed to SIRIUS XM for satellite radio and ancillary services, as well as the possible distortion caused by the combination of signals in other frequencies, could cause harmful interference to its satellite radio service. Certain operations or combination of operations permitted by the FCC in spectrum, other than SIRIUS XM’s licensed frequencies, could result in distortion to its service and the reception of its satellite radio service could be adversely affected in certain areas.

In addition, SIRIUS XM is subject to various consumer protection laws, rules and regulations, which are extensive and have developed rapidly, particularly at the state level, and, in certain jurisdictions, cover nearly all aspects of SIRIUS XM's marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with existing and prospective subscribers. From time to time, SIRIUS XM is subject to certain claims under the Telephone Consumer Protection Act relating to telephone calls its vendors make to subscribers and trial subscribers, including calls to consumer’s mobile phones. Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets of our subsidiaries and business affiliates will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

The success of SIRIUS XM and Live Nation, in part, depends on audience acceptance of their programs and services, which is difficult to predict.     Entertainment content production, satellite radio services and live entertainment events are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public's acceptance of these programs and services, which is difficult to predict. The commercial success of a satellite radio program or live entertainment production depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment productions. Consequently, low public acceptance of the programs and services offered by SIRIUS XM and Live Nation could hurt the ability of these companies to maintain rates charged to customers, subscribers and, as applicable, advertisers.

Certain of our businesses depend on the performance of, and their relationships, with various third parties.     An important component of the success of our businesses, including in particular our consolidated subsidiary SIRIUS XM, is the ability to maintain existing, as well as build new, relationships with third parties, such as:

•	manufacturers that build and distribute satellite radios;
•	companies that manufacture and sell integrated circuits for satellite radios;
•	programming providers;
•	talent, agents and managers;
•	operators of call centers;
•	retailers that market and sell satellite radios and promote subscriptions to our services; and
•	vendors that have designed or built and vendors that support or operate other important elements of our systems.

If one or more of these third parties do not perform in a satisfactory or timely manner, our businesses could be adversely affected. In addition, a number of third parties on which these businesses depend have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection.  In addition, SIRIUS XM, in particular, designs, establishes specifications for and manages various aspects of the logistics of the production of satellite radios. As a result of these activities, SIRIUS XM may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

Our businesses may be impaired by third-party intellectual property rights.     Development of our business systems has depended upon the intellectual property developed by them, as well as intellectual property licensed from third parties. If the intellectual property developed or used by them is not adequately protected, others will be permitted to and may duplicate portions of these systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent the intellectual property rights, patents or existing licenses of our businesses or they may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology so developed, and to be developed, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require our subsidiaries and business affiliates to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm their businesses.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block the ability of our businesses to operate their systems or license technologies. They may have to resort to litigation to enforce rights under license agreements or to determine the scope and validity of other parties' proprietary rights in the subject matter of those licenses. This may be expensive and they may not succeed in any such litigation.

Third parties may assert claims or bring suit against our businesses for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject businesses to significant liabilities to third parties; require them to seek licenses from third parties; block their ability to operate their systems or license their technology; or otherwise adversely affect their ability to successfully develop and market their products and services.

The ability of SIRIUS XM to attract and retain subscribers at a profitable level in the future is uncertain.    SIRIUS XM’s ability to retain subscribers, or increase the number of subscribers to its service, in any given period is subject to many factors, including the price of SIRIUS XM's service, the health of the economy, the production and sale or lease of new vehicles in the United States, the rate at which existing self-pay customers buy and sell new and used vehicles in the United States, including the extent to which existing self-pay subscribers buy and sell new and used vehicles which include an unpaid trial, SIRIUS XM's ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service, the effectiveness of its marketing programs, the entertainment value of its programming, and actions by its competitors, such as terrestrial and Internet radio and other audio entertainment and information providers. As part of SIRIUS XM's business, SIRIUS XM experiences, and expects to experience in the future, subscriber turnover (i.e., churn). Some elements of SIRIUS XM’s business strategy may result in churn increasing.  For example, its efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of economy-minded subscribers; its work to acquire subscribers purchasing or leasing pre-owned vehicles may attract subscribers of more limited economic means; and its product and marketing efforts may attract more price sensitive subscribers. If SIRIUS XM is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected. SIRIUS XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a promotional subscription to its satellite radio service. SIRIUS XM spends substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers. Average monthly revenue per subscriber, or ARPU, is another key metric used by SIRIUS XM to analyze its business. Over the past several years, SIRIUS XM has focused substantial attention and efforts on balancing ARPU and subscriber additions. Its ability to increase or maintain ARPU over time is uncertain and depends upon various factors, including the value customers perceive in SIRIUS XM's service, SIRIUS XM's ability to add and retain compelling programming, the increasing competition SIRIUS XM experiences from terrestrial radio and other audio entertainment and information providers, and pricing and other offers SIRIUS XM may make to attract new subscribers and retain existing subscribers.  If SIRIUS XM is unable to consistently attract new subscribers, and retain its current subscribers, at a sufficient level of revenues to be profitable, the value of its common stock could decline, and without sufficient cash flow it may not be able to make the required payments on its indebtedness and could ultimately default on its commitments.

The unfavorable outcome of pending or future litigation against SIRIUS XM could have a material adverse effect.    SIRIUS XM is a party to several legal proceedings arising out of various aspects of SIRIUS XM’s business, including patent infringement suits, class action and individual lawsuits seeking compensation for its use of sound recordings fixed prior to February 15, 1972 and class actions seeking damages for purported violations of the telephone consumer protection act. SIRIUS XM is defending all claims against itself. The outcome of these proceedings may not be favorable, and an unfavorable outcome may have a material adverse effect on SIRIUS XM’s business or financial results.

Our businesses, such as SIRIUS XM and Live Nation, may not realize the benefits of acquisitions or other strategic initiatives.    Our business strategy, including that of SIRIUS XM and Live Nation, may include selective acquisitions or other strategic initiatives focused on business expansion. The success of any acquisitions depends on effective integration of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

Continuingly weak economic conditions may reduce consumer demand for our products and services.   A weak economy in the United States could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers, affecting SIRIUS XM, reduced live-entertainment expenditures, affecting Live Nation and ANLBC, and a slowdown in auto sales (which is an important source of satellite radio subscribers), affecting SIRIUS XM. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

The business of SIRIUS XM depends in large part upon the auto industry.     A substantial portion of SIRIUS XM's subscription growth has come from purchasers and lessees of new and previously owned automobiles in the United States. The sale and lease of vehicles with satellite radios is an important source of subscribers for its satellite radio service. SIRIUS XM has agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicles sales by automakers decline or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for SIRIUS XM's satellite radio services may be adversely impacted. Sales of previously owned vehicles represent a significant source of new subscribers for SIRIUS XM.  SIRIUS XM has agreements with various auto dealers and certain companies operating in the used vehicle market to provide it with data on sales of previously owned satellite radio enabled vehicles.  The continuing availability of this information is important to SIRIUS XM’s future growth.

The indebtedness of our subsidiary, SIRIUS XM, could adversely affect its operations and could limit its ability to react to changes in the economy or its industry.   Our subsidiary SIRIUS XM has significant indebtedness. As of December 31, 2014, SIRIUS XM had outstanding an aggregate principal amount of approximately $4.5 billion of indebtedness, $380 million of which was outstanding under a $1.25 billion senior secured revolving credit facility with a syndicate of financial institutions which contains certain covenants. This debt level has important consequences. Carrying significant debt loads can increase a company’s vulnerability to general adverse economic and industry conditions, require it to dedicate a portion of its cash flow from operations to payments on indebtedness, reduce the availability of cash flow to fund capital expenditures, marketing and other general corporate activities, limit its ability to borrow additional funds or make capital expenditures, limit its flexibility in planning for, or reacting to, changes in its business and its industry, and may place it at a competitive disadvantage compared to other competitors. In addition, the instruments governing such indebtedness, including SIRIUS XM's indebtedness, often contain covenants that, among other things, place certain limitations on the ability to incur more debt, exceed a specified leverage ratio, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with such covenants could result in an event of default, which, if not cured or waived, could cause the applicable subsidiaries or business affiliates to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for its business or assets.

We have substantial debt held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.    As of December 31, 2014, we had $1.2 billion principal amount of corporate-level debt outstanding. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including SIRIUS XM's senior notes and credit facility. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates.

Royalties for music rights, which are paid by SIRIUS XM, have increased and there can be no assurance that they will not continue to increase, and the market for music rights is changing and is subject to significant uncertainties.    SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to BMI, ASCAP and SESAC.  These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers.  SIRIUS XM has agreements with ASCAP, BMI and SESAC through 2016.  There can be no assurance that the royalties SIRIUS XM pays to ASCAP, SESAC, BMI and other songwriters and music publishers will not increase upon expiration of these arrangements. The market for acquiring rights from songwriters and music publishers is changing. BMI and ASCAP are subject to Consent Decrees with the United States. The Unites States Department of Justice is reviewing these Consent Decrees and may agree to changes to those arrangements. In addition, certain songwriters and music publishers have purportedly withdrawn from two of the traditional performing rights organizations, ASCAP and BMI, and third parties have contacted SIRIUS XM regarding the need to separately license works. The change to, and fragmentation of, the traditional market for licensing musical works could increase SIRIUS XM’s licensing costs and/or cause it in certain cases to reduce the number of works performed. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972.  Those royalty rates may by established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board ("CRB").  Owners of copyrights in sound recordings have created SoundExchange, a collective organization to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB's decision governing sound recording royalties for the five-year period ending on December 31, 2017, SIRIUS XM will pay a royalty based on gross revenues, subject to certain exclusions, of 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The right to perform certain copyrighted sound recordings that were fixed before February 15, 1972 is governed by state common law principles and, in certain instances, may be subject to state statutes. SIRIUS XM is a defendant in litigation in three States regarding the alleged distribution, duplication and performance of certain copyrighted sound recordings that were fixed before February 15, 1972. If courts ultimately hold that a performance right exists under state copyright laws, SIRIUS XM may be required to pay additional royalties to perform copyrighted sound recordings that were fixed before February 15, 1972 or remove those works from its service. For additional information about these matters, see Item 3. Legal Proceedings.

Our subsidiary, SIRIUS XM, and our other businesses, face substantial competition, which may increase over time.     SIRIUS XM faces substantial competition from other providers of music and talk radio and other audio services and its ability to retain and attract customers is based on its successful programming. SIRIUS XM's subscribers can obtain similar content through terrestrial radio or Internet radio services, and a number of automakers and aftermarket manufacturers have introduced factory-installed radios capable of accessing internet-delivered auto entertainment and connecting to Internet-delivered content on smartphones. Such competition could lower subscription, advertising or other revenue or increase expenses related to marketing, promotion or other expenses, which would lower SIRIUS XM's earnings and free cash flow. For additional information regarding the competitive factors faced by our businesses, see “Part I. Business -- Competition” above.

The success of SIRIUS XM and Live Nation, in part, depends on the integrity of their systems and infrastructures and the protection of consumer data.    The businesses of SIRIUS XM and Live Nation involve the receipt and storage of personal information about consumers. While the receipt and storage of such information is subject to regulation by international, federal and state law, and although SIRIUS XM  and Live Nation may take steps to protect personal information, these companies could experience a data security breach, which could result in a disruption of operations and potential violations of applicable privacy laws and other laws or standards which could result in government enforcement actions and private litigation and/or the loss of consumer trust.

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

We do not have the right to manage our business affiliate, Live Nation, which means we are not able to cause it to operate in a manner that is favorable to us.  We do not have the right to manage the businesses or affairs of our business affiliate Live Nation. Rather, our rights take the form of representation on the board of directors and board committees. Although our board representation rights may enable us to exercise influence over the management or policies of Live Nation, they will not enable us to cause Live Nation to take any actions we believe are favorable to us (such as paying dividends or distributions).

Our equity method investment in Live Nation may have a material impact on our net earnings.     We have a significant investment in Live Nation, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under "share of earnings (losses) of affiliates," which contributes to our earnings (loss) from continuing operations before income taxes. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings. Notwithstanding the impact on our net earnings, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live

Nation is in publicly traded securities which are not reflected at fair value on our balance sheet and is also subject to market risk that is not directly reflected in our statement of operations.

The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.   Included among our assets are equity interests in one or more publicly-traded companies that are not consolidated subsidiaries or equity affiliates, such as Barnes & Noble Inc., Time Warner Inc. and Viacom, Inc.  As of December 31, 2014, the market value of these investments totaled $718 million. The value of these interests may be affected by economic and market conditions that are beyond our control and changes in the value of these investments may affect our financial results. In addition, our ability to liquidate these interests without adversely affecting their aggregate value may be limited.

No assurance can be made that we will be successful in integrating any acquired businesses.     Our businesses may grow through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale; eliminating duplicative overhead; and integrating networks, financial systems and operational systems. No assurance can be made that, with respect to any acquisition, we will realize anticipated benefits or successfully integrate any acquired business with our existing operations. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until we have fully integrated them.

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

Our company has overlapping directors and management with Liberty Interactive, Liberty Broadband and Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), which may lead to conflicting interests.     As a result of the Starz Spin-Off, the Split-Off, the Broadband Spin-Off and Liberty Interactive’s spin-off of Liberty TripAdvisor in August 2014, most of the executive officers of Liberty also serve as executive officers of Liberty Interactive, Liberty Broadband and Liberty TripAdvisor, and there are overlapping directors. None of these companies has any ownership interest in any of the others. Our executive officers and members of our company's board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive, Liberty Broadband or Liberty TripAdvisor have fiduciary duties to that company's stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty Interactive, Liberty Broadband or Liberty TripAdvisor pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our company's directors and officers continue to own Liberty Interactive, Liberty Broadband and Liberty TripAdvisor stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Liberty Interactive, Liberty Broadband and/or Liberty TripAdvisor. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and Liberty TripAdvisor has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty Interactive, Liberty Broadband and Liberty TripAdvisor) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive, Liberty Broadband or Liberty TripAdvisor and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty Interactive, Liberty Broadband, Liberty TripAdvisor or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

In addition, our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 47% of the aggregate voting power in our company, due to his beneficial ownership of approximately 96% of the outstanding shares of Liberty Series B common stock as of January 31, 2015.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties.

We own our corporate headquarters in Englewood, Colorado.

SIRIUS XM owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, SIRIUS XM leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, California and Texas for its office, production, technical, studio and engineering facilities and call center. SIRIUS XM also leases properties in Panama and Ecuador that are used as earth stations to command and control satellites. In addition, SIRIUS XM leases or licenses space at approximately 640 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space and entertainment venues.  Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.Legal Proceedings

Litigation Relating to Proposed Acquisition of SIRIUS XM Stock

In early to mid-January 2014, a series of stockholder class actions were filed in Delaware and New York state courts against SIRIUS XM, Liberty, Liberty Radio LLC, and certain present and former SIRIUS XM board members (Joan L. Amble, Anthony J. Bates, George W. Bodenheimer, David J.A. Flowers, Eddy W. Hartenstein, James P. Holden, Gregory B. Maffei, Evan D. Malone, John C. Malone, James E. Meyer, James F. Mooney, Carl E. Vogel, Vanessa A. Wittman and David Zaslav). In Delaware, the cases are captioned: Roy v. Meyer, et al., Case No. 9248-VCN (Del. Ch.); Ebenau v. Meyer, et al., Case No. 9249-VCN (Del. Ch.); Ricciardi v. Sirius XM Holdings Inc., et al., Case No. 9253-VCN (Del. Ch.); Western Washington Laborers-Employers Pension Trust v. Sirius XM Holdings Inc., et al., Case No. 9269-VCN (Del. Ch.); and Varvolis v. Malone, et al., Case No. 9283-VCN (Del. Ch.). In New York, the cases are captioned: Freedman v. Sirius XM Holdings Inc., et al., Index No. 650038/2014 (N.Y. Sup. Ct.); Adoni v. Amble, et al., Index No. 650085/2014 (N.Y. Sup. Ct.); Goodman v. Amble, et al., Index No. 650141/2014 (N.Y. Sup. Ct.); Hartleib v. Sirius XM Holdings Inc., et al., Index No. 650158/2014 (N.Y. Sup. Ct.); Shenk v. Sirius XM Holdings Inc., et al., Index No. 650188/2014 (N.Y. Sup. Ct.); The Booth Family Trust v. Meyer, et al., Index No. 650235/2014 (N.Y. Sup. Ct.); Corso v. Sirius XM Holdings Inc., et al., Index No. 650253/2014 (N.Y. Sup. Ct.); and Sciortino v. Sirius XM Holdings Inc., et al., Index No. 650268/2014 (N.Y. Sup. Ct.).

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

On March 13, 2014, before the New York Supreme Court heard oral argument on the pending motion and cross-motion, Liberty issued a press release stating that it had withdrawn the Proposal.  In light of this withdrawal, plaintiffs’ cases became moot.  On April 1, 2014, notices of voluntary discontinuances were filed in the Freedman, Goodman, Hartleib, The Booth Family Trust, Corso, and Sciortino cases.  In the Shenk case, a stipulation of voluntary discontinuance was faxed to the court on April 2, 2014, and on April 10, 2014, Judge Lawrence Marks “So Ordered” the stipulation. All of the New York cases were voluntarily dismissed on or before April 10, 2014. Similarly, each of the Delaware cases was dismissed on or before July 21, 2014.

Pre-1972 Sound Recording Matters

SIRIUS XM is a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge SIRIUS XM’s use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. The plaintiffs in each of these cases seek compensatory and punitive damages and injunctive relief.

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording. The court further determined that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute. However, the Superior Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In November 2014, the United States District Court for the Southern District of New York denied SIRIUS XM’s motion for summary judgment and held that sound recordings fixed before February 15, 1972 were entitled to the benefits of a public performance right under New York law.  The court subsequently denied reconsideration of that decision.  SIRIUS XM intends to appeal these decisions.

These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc. et al., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., et al., No. 1:13-cv-23182-DPG (S.D. Fla.), Flo & Eddie, Inc. v. Sirius XM Radio Inc. et al., No. 1:13-cv-5784-CM (S.D.N.Y.), and Capitol Records LLC et al. v. Sirius XM Radio Inc., No. BC-520981 (Super. Ct. L.A. County). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

In addition, in August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the CRB for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia granted SIRIUS XM’s motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the CRB rather than the district court. In December 2014, SoundExchange filed a petition with the CRB requesting an order interpreting the applicable regulations. The CRB has requested that the parties submit briefs regarding whether the agency properly has jurisdiction to interpret the regulations and adjudicate this matter under the applicable statute.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Additional information concerning each of these actions is publicly available in filings under their docket numbers.

Telephone Consumer Protection Act Suits

SIRIUS XM is a defendant in three purported class action suits, which were commenced in February 2012, January 2013 and January 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division,

and the United States District Court for the Southern District of California that allege that SIRIUS XM, or certain call center vendors acting on their behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that SIRIUS XM violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

SIRIUS XM has notified certain of its call center vendors of these actions and requested that they defend and indemnify SIRIUS XM against these claims pursuant to the provisions of their existing or former agreements with SIRIUS XM. SIRIUS XM believes it has valid contractual claims against certain call center vendors in connection with these claims and intends to preserve and pursue its rights to recover from these entities.

These cases are titled Erik Knutson v. Sirius XM Radio Inc. , No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc. , No. 4:13-cv-3 (E.D. Va.) and Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc. , No. 15-cv-0044LBLM (S.D. Cal). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

With respect to the matters described above under the captions “Pre-1972 Sound Recording Matters” and “Telephone Consumer Protection Act Suits,” SIRIUS XM has determined, based on its current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable. However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect its business, financial condition, results of operations, or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 11, 2013, we completed the Starz Spin-Off, which was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty was treated as the "accounting successor" to Starz. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty, and Starz has been treated as discontinued operations in Liberty's financial statements upon completion of the Starz Spin-Off in the first quarter of 2013.

Prior to January 11, 2013, the Liberty Series A and B shares were traded under the LMCA and LMCB ticker symbols (which are now reflected under the STRZA and STRZB ticker symbols, respectively, for the respective time period). Subsequent to January 11, 2013, Starz and Liberty are separate publicly traded companies. Shares of Starz Series A and Series B common stock (ticker symbols STRZA and STRZB, respectively) are traded separately from Liberty's Series A and B common stock, which are traded under the LMCA and LMCB ticker symbols, respectively.

On July 23, 2014, holders of Liberty’s Series A and Series B common stock as of 5:00 p.m., New York City time, on July 7, 2014, the record date for the dividend, received a dividend of two shares of Liberty Series C common stock (ticker symbol LMCK) for each share of Liberty Series A or Series B common stock held by them as of the record date. The impact of the Liberty Series C common issuance has been reflected retroactively due to the treatment of the dividend as a stock split for accounting purposes.

On November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of Liberty common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares.

Each series of our common stock is traded on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2014 and 2013, as adjusted for the Series C common stock dividend, as discussed above and in the accompanying consolidated financial statements in Part II of this report.

	Series A (LMCA)		Series B (LMCB)		Series C (LMCK)
	High	Low	High	Low	High	Low
2013
January 1, 2013 - January 11, 2013 (1)	$41.45	38.97	41.32	39.43	NA	NA
First quarter (after January 11, 2013)	$37.85	35.00	37.40	35.36	NA	NA
Second quarter	$43.64	35.69	41.96	35.96	NA	NA
Third quarter	$50.27	42.12	50.17	42.44	NA	NA
Fourth quarter	$53.11	46.45	51.44	47.56	NA	NA

2014
First quarter	$48.78	41.90	48.68	42.17	NA	NA
Second quarter	$45.60	40.85	45.89	41.08	NA	NA
Third quarter (July 1 - July 23)	$47.59	44.64	47.67	45.65	NA	NA
Third quarter (July 24 - September 30) (2)	$49.94	45.92	55.03	46.25	50.06	45.00
Fourth quarter (October 1 - November 4)	$48.67	41.00	48.54	46.20	48.44	40.20
Fourth quarter (November 5 - December 31) (3)	$37.72	33.22	48.54	32.15	37.28	33.07

(1)	Now reflected under the STRZA or STRZB ticker symbol, respectively, for the respective period.
(2)

As discussed above and in the accompanying consolidated financial statements in Part II of this report, on July 23, 2014 Liberty issued shares of its Series C common stock to holders of its Series A and Series B common stock, effected by means of a dividend. Holders of Series A and Series B common stock received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date.

(3)	Represents the high and low sales prices of each respective series of common stock subsequent to completion of the Broadband Spin-Off.

Holders

As of January 31, 2015, there were approximately 1,500, 100 and 1,500 record holders of our Series A, Series B and Series C common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2015.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On January 11, 2013 (ratified February 26, 2013) Liberty Media Corporation announced that its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward. Additionally, in connection with the Broadband Spin-Off, an additional authorization of $300 million in Liberty share repurchases was approved by the Liberty board of directors on October 9, 2014. There were no repurchases of Liberty common stock made pursuant to the repurchase program during the fourth quarter of 2014. As of December 31, 2014, $627 million is available for repurchases under the Company’s share repurchase program.

Item 6.Selected Financial Data.

The following tables present selected historical financial statement information relating to our financial condition and results of operations for the past five years.  The following data should be read in conjunction with the accompanying consolidated financial statements.

	December 31,
	2014	2013	2012	2011	2010
	amounts in millions
Summary Balance Sheet Data:
Cash	$681	1,088	603	970	1,773
Investments in available-for-sale securities and other cost investments (3)	$816	1,324	1,392	1,859	4,550
Investment in affiliates, accounted for using the equity method (1)(2)(3)	$851	3,299	3,341	563	49
Intangible assets not subject to amortization	$24,018	24,038	344	344	354
Intangible assets subject to amortization, net	$1,096	1,200	108	119	144
Assets of discontinued operations (4)	$—	—	2,112	2,582	1,828
Total assets	$31,207	34,542	8,325	7,719	10,771
Current portion of deferred revenue	$1,641	1,575	24	30	224
Current portion of debt	$257	777	—	750	—
Long-term debt	$5,595	4,778	—	—	2,033
Deferred tax liabilities, noncurrent	$2,438	2,312	817	376	1
Stockholders' equity	$11,398	14,081	6,440	5,259	5,005
Noncontrolling interest (1)	$8,778	9,801	(8)	(10)	—

	Years ended December 31,
	2014	2013	2012	2011	2010
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)(5)	$4,450	4,002	368	1,409	404
Operating income (loss)	$841	814	(80)	531	(94)
Interest expense	$(255)	(132)	(7)	(16)	(61)
Share of earnings (loss) of affiliates, net (1)(2)	$(113)	(32)	1,346	87	(98)
Realized and unrealized gains (losses) on financial instruments, net	$38	295	230	70	264
Gains (losses) on transactions, net (1)	$—	7,978	22	1	36
Net earnings (loss) attributable to the noncontrolling interests	$217	211	(2)	(4)	(3)
Earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (6)
Liberty common stock	$178	8,780	1,160	633	843
Liberty Starz common stock	NA	NA	NA	(39)	(18)
	$178	8,780	1,160	594	825
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (7):
Series A, Series B and Series C Liberty common stock	$0.52	24.73	3.21	2.48	3.13
Series A and Series B Liberty Starz common stock	NA	NA	NA	(0.25)	(0.12)
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (7):
Series A, Series B and Series C Liberty common stock	$0.52	24.46	3.12	2.40	3.03
Series A and Series B Liberty Starz common stock	NA	NA	NA	(0.25)	(0.12)

(1)

During the year ended December 31, 2012, Liberty acquired an additional 312.5 million shares of SIRIUS XM Radio, Inc. (now known as Sirius XM Holdings Inc., “SIRIUS XM”) in the open market for $769 million. Additionally, Liberty settled a forward contract and purchased an additional 302.2 million shares of SIRIUS XM for $649 million. SIRIUS XM recognized a $3.0 billion tax benefit during the year ended December 31, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for its recorded deferred tax assets. The Company recognized its portion of this benefit ($1,229 million) based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM. On January 18, 2013, as discussed in note 3 to the accompanying consolidated financial statements, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. Liberty recorded a gain of approximately $7.5 billion in the first quarter of 2013 associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain on the transaction was excluded from taxable income.

(2)

As discussed in note 8 in the accompanying consolidated financial statements, in May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase.

(3)

As discussed in note 1 in the accompanying consolidated financial statements, on November 4, 2014, Liberty completed the Broadband Spin-Off. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter, (ii) Liberty’s former wholly owned subsidiary TruePosition, (iii) Liberty’s former minority equity investment in Time Warner Cable, (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

(4)

In January 2013, the entity then known as Liberty Media Corporation (now named Starz) spun-off (the “Starz Spin-Off”) its then-former wholly owned subsidiary, now known as Liberty Media Corporation, which, at the time of the Starz Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty is treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC is presented as discontinued operations for all periods prior to the completion of the Starz Spin-Off. Due to the short period between December 31, 2012 and the distribution date, Liberty did not record any results for Starz in discontinued operations for the statement of operations for the year ended December 31, 2013 due to the insignificance of such amounts for that period.

(5)	In 2011 TruePosition recognized $1,029 million of previously deferred revenue and $409 million of deferred costs associated with two separate contracts.

(6)

Earnings (loss) from continuing operations attributable to Liberty stockholders were allocated to the Liberty Starz Group and Liberty Capital Group for all the periods prior to the conversion of each share of Liberty Starz common stock into 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of fractional shares, on November 28, 2011 based on businesses and assets attributed to each respective group at the time prior to any corporate transactions between the groups. Subsequent to the conversion and elimination of the Company’s tracking stock structure, the Liberty Capital common stock is referred to as Liberty common stock.

(7)

On July 23, 2014, holders of Liberty Series A and Series B common stock as of 5:00 p.m., New York City, time on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date. The impact on basic and diluted earnings per share of the Series C common stock issuance has been reflected retroactively in all periods presented due to the treatment of the dividend as a stock split for accounting purposes. Basic and diluted earnings per share were calculated for Liberty Capital and Liberty Starz common stock, prior to the Split-Off date, based on the earnings attributable to the businesses and assets to the respective groups divided by the weighted average shares on an as if converted basis for the periods assuming a 1 to 1 exchange ratio for the Split-Off.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Explanatory Note

On January 11, 2013 Liberty Media Corporation ("Liberty" or "the Company") was spun-off, through the distribution of shares of Liberty by means of a pro-rata dividend from Starz (previously Liberty Media Corporation, formerly known as Liberty Spinco, Inc.) (the "Starz Spin-Off"), which was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). Liberty Interactive's capital structure previously utilized three tracking stocks:  Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. During September 2011, Liberty Interactive completed the separation of its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the assets, liabilities and businesses attributed to Liberty Interactive's Liberty Capital and Liberty Starz tracking stock groups. Liberty eliminated its tracking stock structure in November 2011 through the conversion of Liberty Starz common stock into Liberty Capital common stock (the “Conversion”). As a result of the Conversion there are no longer outstanding shares of the Liberty Starz tracking stock as of the Conversion date.

Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty was treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of Starz will continue to be the historical financial statements of Liberty and now present the results of Starz, LLC as discontinued operations in all periods prior to the Starz Spin-Off. Therefore, for purposes of this Form 10-K Liberty is treated as the spinnor for purposes of discussion and as a practical matter of describing all the historical information contained herein.

On November 4, 2014, Liberty completed the Broadband Spin-Off. Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter, (ii) Liberty’s former subsidiary TruePosition, (iii) Liberty’s former minority equity investment in Time Warner Cable, (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty.  In the Broadband Spin-Off, record holders of Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for each four shares of common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is our reportable segment, is SIRIUS XM. SIRIUS XM broadcasts its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as Sirius XM On Demand and MySXM, over the Internet, including through applications for mobile devices.

Our "Corporate and Other" category includes our consolidated subsidiary, the Atlanta National League Baseball Club, Inc. ("ANLBC"), corporate expenses and prior to the Broadband Spin-Off, TruePosition.

In addition to the foregoing businesses, we hold an ownership interest in Live Nation Entertainment, Inc. ("Live Nation"), which we account for as an equity method investment at December 31, 2014.  We also maintain minority positions in other public companies such as Barnes & Noble, Inc., Time Warner Inc. and Viacom Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

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

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments.  The "corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment, see "Results of Operations‑Businesses" below.

Consolidated Operating Results

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Revenue
SIRIUS XM	$4,141	3,625	NA
Corporate and other	309	377	368
	$4,450	4,002	368
Adjusted OIBDA
SIRIUS XM	1,466	1,289	NA
Corporate and other	(49)	33	8
	$1,417	1,322	8
Operating Income (Loss)
SIRIUS XM	1,004	878	NA
Corporate and other	(163)	(64)	(80)
	$841	814	(80)

Revenue.    Our consolidated revenue increased $448 million and $3,634 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The current year increase was primarily due to revenue growth at SIRIUS XM (approximately $382 million) and a full year of consolidated SIRIUS XM revenue ($166 million), which was partially offset by reduced revenue at ANLBC and TruePosition and no revenue earned during the year ended December 31, 2014 related to a contractual arrangement with CNBC that was held by a subsidiary exchanged in the fourth quarter of 2013 with Comcast. TruePosition revenue decreased $20 million in 2014 as compared to the prior year due primarily to a decrease in international and domestic hardware and software sales offset slightly by revenue from an acquisition during the year and the timing of the Broadband Spin-Off. ANLBC revenue decreased $10 million for the year ended December 31, 2014 as compared to the prior year. The decrease was primarily due to a one-time recognition of revenue from a settlement of historical broadcast rights issues during the year ended December 31, 2013. The increase in 2013 was primarily due to the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and increased revenue at ANLBC. For the year ended December 31, 2013, ANLBC revenue increased by $36 million or 16% as compared to the prior year, due to a one time recognition of revenue from a settlement of outstanding broadcast rights issues, slightly greater fan attendance and slightly higher average prices per ticket and concession spend per turnstile. See Results of Operations—Businesses below for a more complete discussion of the results of operations of SIRIUS XM.

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

Consolidated Adjusted OIBDA increased $95 million and $1,314 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods.  The increase in the current year was primarily driven by the result of a full year of consolidated results for SIRIUS XM and increased operating efficiencies at SIRIUS XM offset by reduced Adjusted OIBDA results at ANLBC, TruePosition and the impacts of a transaction in the fourth quarter of 2013 related to the revenue sharing agreement with CNBC discussed above. The Adjusted OIBDA decrease for ANLBC was primarily the result of increased player payroll due to season ending injuries at key positions which required additional players to be added to the roster. Additionally, other players were released from the roster and full recognition of guaranteed portions of their contracts were recognized during the current period. The increase in 2013 was primarily driven by the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and an improvement in Adjusted OIBDA for ANLBC. ANLBC's adjusted OIBDA increased $20 million during 2013 due to an increase in revenue (discussed above),  slightly offset by an increase in player salaries during the current year. See Results of Operations—Businesses below for a more complete discussion of the results of operations of SIRIUS XM.

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

We recorded $217 million, $193 million and $46 million of stock compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in stock compensation expense during 2014 primarily relates to additional stock-based compensation from SIRIUS XM. The increase in stock compensation expense in 2013 relates to two items: the recognition of additional stock-based compensation from SIRIUS XM ($133 million) resulting from our consolidation of SIRIUS XM during the year, and an increase in the recognition of incremental compensation expense due to the option exchange program that occurred in December 2012. As of December 31, 2014, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $58 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.3 years. As of December 31, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $236 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

Operating income.    Our consolidated operating income increased $27 million and $894 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The increase in 2014 is primarily the result of increased operating results at SIRIUS XM, offset by increased stock compensation expense and the other subsidiary activity discussed above in the Adjusted OIBDA section.  The increase in 2013 is primarily the result of the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Other income (expense):
Interest expense	$(255)	(132)	(7)
Dividend and interest income	27	48	76
Share of earnings (losses) of affiliates	(113)	(32)	1,346
Realized and unrealized gains (losses) on financial instruments, net	38	295	230
Gains (losses) on transactions, net	—	7,978	22
Other, net	(77)	(115)	42
	$(380)	8,042	1,709

Interest expense.    Interest expense increased $123 million and $125 million for the years ended December 31, 2014 and 2013 as compared to the corresponding prior year periods, respectively. The overall increase in interest expense in the current year was primarily due to an overall increase in the average debt balance outstanding during the period and a reduction in premium amortization as a result of debt refinancing by SIRIUS XM in the prior period. The overall increase in interest expense in 2013 was primarily due to the treatment of SIRIUS XM as a consolidated subsidiary beginning on January 18, 2013 and the interest expense related to the debt that was acquired.

Dividend and interest income.  Consolidated dividend and interest income decreased $21 million and $28 million for the years ended December 31, 2014 and 2013 as compared to the prior year periods, respectively.  The decrease from the prior year is primarily due to a  decrease in interest earned from our investment in Barnes and Noble, Inc. due to the sale of the majority of our interest in the second quarter of 2014.  The decrease in 2013 was primarily due to the reduction in interest income recognized on certain debt instruments in SIRIUS XM that were considered effectively settled upon consolidation.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Charter	$(94)	(83)	NA
SIRIUS XM	—	8	1,367
Live Nation	(30)	(18)	(45)
SIRIUS XM Canada	5	7	NA
Other	6	54	24
	$(113)	(32)	1,346

In May 2013, we acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase. Our share of losses related to Charter included $60 million and $51 million of losses due to the amortization of the excess basis of our investment for the years ended December 31, 2014 and 2013, respectively. During May 2014, Liberty purchased approximately 897,000 additional shares of Charter common stock for $124 million resulting in an economic ownership of 26% of Charter. Charter's results declined slightly period over period, primarily due to increased revenue, offset by higher operating costs and interest expense on outstanding debt. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. As of the date of the completion of the Broadband Spin-Off, the Company’s former investment in and results of Charter are no longer included in the results of Liberty.

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

During the year ended December 31, 2014, we acquired an additional 1.7 million shares of Live Nation common stock for approximately $39 million.  During the year ended December 31, 2013, we acquired an additional 1.7 million shares of Live Nation common stock for approximately $19 million. During the year ended December 31, 2012 we made additional investments in Live Nation common stock, obtaining approximately 11 million shares for $107 million. Live Nation's share of losses increased during the year ended December 31, 2014 primarily due to an impairment taken at Live Nation in the fourth quarter of approximately $135 million (Liberty’s portion of this loss was approximately $36 million). Exclusive of the impairment, the core businesses were slightly improved year over year. Live Nation's share of earnings improved during the year ended December 31, 2013 due to a $38 million gain on the sale of an operating asset, improvements in EBITDA due to favorable concert activity and reduced corporate expenses, partially offset by a $36 million loss on extinguishment of debt.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Fair Value Option Securities	$80	306	310
Cash convertible notes	12	(17)	—
Change in fair value of bond hedges	(89)	(1)	—
Other derivatives	35	7	(80)
	$38	295	230

The decrease in gains on Fair Value Option Securities is primarily due to a general decrease in market valuation adjustments for Liberty's public portfolio during 2014.

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value, as elected by Liberty at the time of issuance of the notes. At the same time, Liberty entered into a bond hedge transaction on the same amount of underlying shares. These derivatives are marked to fair value on a recurring basis. The primary driver of the change in the current period is the change in the fair value of the underlying stock.

As previously discussed, Liberty obtained Charter warrants in the second quarter of 2013. These warrants were marked to fair value based on the trading price of Charter and other observable market data. The change in fair value is included in other derivatives in the table above and primarily driven by the change in the trading price of the Charter common stock. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. The Company’s former investment in and results of Charter, including the Charter warrants, are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward.

Gains (losses) on transactions, net. During January 2013, we acquired a controlling interest in SIRIUS XM which resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013. Liberty recorded a gain of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain in 2012 relates to gains associated with the repayment of certain SIRIUS XM debt securities.

Other, net. The decreases in 2014 and 2013 are primarily due to warrant and stock option exercises at Charter at a price below Liberty's book basis per share.  Additionally, in 2013, losses on the early extinguishment of SIRIUS XM debt during the period contributed to the total losses recognized in the other, net line item. The other category increased for the year ended December 31, 2012 as a result of a reversal of a contingent liability as discussed in more detail in note 17 in the accompanying financial statements.

Income taxes.    Our effective tax rate for the years ended December 31, 2014, 2013 and 2012 was an expense of 14%, a benefit of 2% and an expense of 29%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

•

During 2014, our effective tax rate was lower than the federal tax rate of 35% primarily due to the liquidation of a partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes, partially offset by the net taxable impact of SIRIUS XM shares repurchased from Liberty by SIRIUS XM during the year..

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

Net earnings.    We had net earnings of $395 million, $8,991 million and $1,412 million for the years ended December 31, 2014, 2013 and 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2014, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty currently does not have a debt rating subsequent to the Split-Off and the Starz Spin-Off.

As of December 31, 2014, Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Corporate and other	$533	157
SIRIUS XM	$148	—

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

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2014	2013	2012
Cash Flow Information	amounts in millions
SIRIUS XM cash provided (used) by operating activities	$1,253	1,103	NA
Liberty cash provided (used) by operating activities	(128)	133	(29)
Net cash provided (used) by operating activities	$1,125	1,236	(29)
SIRIUS XM cash provided (used) by investing activities	$(96)	(701)	NA
Liberty cash provided (used) by investing activities	(315)	(2,063)	224
Net cash provided (used) by investing activities	$(411)	(2,764)	224
SIRIUS XM cash provided (used) by financing activities	$(1,144)	(788)	NA
Liberty cash provided (used) by financing activities	23	1,601	(1,162)
Net cash provided (used) by financing activities	$(1,121)	813	(1,162)

Liberty's primary uses of cash during the year ended December 31, 2014 (excluding SIRIUS XM’s uses of cash) were $920 million debt repayments, $360 million investments in short-term and other marketable securities, $183 million additional investments in cost and equity method investees and $68 million capital expenditures. These uses of cash were funded by cash provided by operating activities, debt borrowings, net cash provided by the Broadband Spin-Off, SIRIUS XM’s repurchase of shares from Liberty, proceeds from the sale of the majority of our interest in Barnes & Noble, sales of short term investments and cash on hand.

The projected uses of Liberty cash (excluding SIRIUS XM’s uses of cash) are primarily the investment in new or existing businesses, debt service, capital expenditures (including new ANLBC baseball facility see discussion below) and the potential buyback of common stock under the approved share buyback program as well as further repayment of the margin loans. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

In 2014, ANLBC, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and developing a mixed-use complex adjacent to the facility.  The new facility is expected to cost approximately $672 million.  Funding for the ballpark will be shared among ANLBC, Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”).  The Authority and Cobb County will be responsible for funding $392 million of ballpark related construction and ANLBC will be responsible for remainder of cost, including cost overruns.  ANLBC agreed to advance funds to cover project related costs to maintain a 2017 opening date. The Authority will issue $368 million in bonds that are expected to close and fund in second half of 2015.  At which time ANLBC expects to receive reimbursement of the advances that have been made through that date.  At the completion of construction the facility is expected to be leased from the Authority and Cobb County.

During the year ended December 31, 2014, SIRIUS XM repurchased $2.5 billion of its common stock, including $340 million of shares repurchased pursuant to the repurchase agreement with Liberty, and repaid approximately $1.0 billion of long-term debt. SIRIUS XM's uses of cash were funded by cash provided by operating activities, SIRIUS XM's additional borrowing of approximately $2.4 billion of long-term debt and cash on hand. In addition to normal operating expenses (including tax payments), SIRIUS XM's uses of cash are expected to be the repayment of certain outstanding debt, the repurchases of its common stock in accordance with its approved share buyback program and strategic opportunities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

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

The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2014 aggregated $398 million. See the table below for more detail. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$5,891	257	385	100	5,149
Interest payments (2)	2,028	265	512	484	767
Programming fees (3)	584	231	185	108	60
Operating lease obligations	601	53	91	77	380
Employment agreements	398	80	160	99	59
Other obligations (4)	864	315	443	49	57
Total consolidated	$10,366	1,201	1,776	917	6,472

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2014, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2014 rates and (iii) assume that our existing debt is repaid at maturity.

(3)

SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above.

(4)

Includes amounts due related to the new ANLBC baseball stadium and SIRIUS XM satellite and transmission, marketing and distribution, satellite incentive payments, and other contractual commitments. SIRIUS XM satellite and transmission commitments are attributable to agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. SIRIUS XM marketing and distribution commitments primarily relate to payments to sponsors, retailers, automakers and radio manufacturers pursuant to marketing, sponsorship and distribution agreements to promote the SIRIUS XM brand. Boeing Satellite Systems International, Inc. and Space Systems/Loral, the manufacturers of SIRIUS XM's in-orbit satellites, may be entitled to future in-orbit satellite incentive performance payments based on the expected operating performance of the satellites meeting their fifteen-year design life. Boeing may also be entitled to an additional $10 million if the XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, SIRIUS XM has entered into various agreements with third parties for general operating purposes.

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

As of December 31, 2014, the intangible assets not subject to amortization for each of our significant reporting units were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
SIRIUS XM	$14,165	8,600	930	23,695
Other	180	—	143	323
Consolidated	$14,345	8,600	1,073	24,018

We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets in the fourth quarter each year.  The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes.

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

SIRIUS XM operates five in-orbit Sirius satellites, FM-1, FM-2, FM-3, FM-5 and FM-6. The FM-1 and FM-2 satellites were launched in 2000 and reached the end of their depreciable lives in 2013, but are still in operation. SIRIUS XM estimates that its FM-3 and FM-5 satellites, launched in 2000 and 2009, respectively, will operate effectively through the end of their depreciable lives in 2015 and 2024, respectively. SIRIUS XM’s FM-6 satellite that was launched in 2013 is currently used as an in-orbit spare that is planned to start full-time operation in 2015 and is expected to operate effectively through the end of its depreciable life in 2028. SIRIUS XM operates four in-orbit XM satellites, XM-1, XM-3, XM-4 and XM-5. SIRIUS XM’s XM-1 satellite reached the end of its depreciable life in 2013 and will be de-orbited in 2015.  SIRIUS XM estimates that its XM-3 and XM-4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively.  The XM-5 satellite that was launched in 2010 is used as an in-orbit spare and is expected to reach the end of its depreciable life in 2025.

SIRIUS XM's in-orbit satellites may experience component failures which could adversely affect their useful life. SIRIUS XM continues to monitor the operating condition of its in-orbit satellites. If events or circumstances indicate that the depreciable lives of its in-orbit satellites have changed, the depreciable life will be modified accordingly. If SIRIUS XM were to revise its estimates, depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2014 would have resulted in approximately $28 million of additional depreciation expense.

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

Results of Operations - Businesses

Sirius XM Holdings Inc.     SIRIUS XM broadcasts its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as Sirius XM

On Demand and MySXM, over the Internet, including through applications for mobile devices. SIRIUS XM also provides connected vehicle services which are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Subscribers to SIRIUS XM’s connected vehicle services are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which it acquires the majority of their subscribers. SIRIUS XM also acquires subscribers through marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM’s services. Additionally, SIRIUS XM distributes its radios through retail locations nationwide and through its website. Satellite radio services are also offered to customers of certain daily rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM also derives revenue from other subscription related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, accessories, and other ancillary services, such as its Backseat TV, data, traffic, and weather services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and its public filings.

As of December 31, 2014, SIRIUS XM had approximately 27.3 million subscribers of which 22.5 million were self-pay subscribers and 4.8 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. See additional discussion about the application of purchase accounting in note 3 to the accompanying consolidated financial statements. Previous to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the years ended December 31, 2014 and 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. For the year ended December 31, 2012, SIRIUS XM was treated as an equity method affiliate so the results reported by SIRIUS XM were not consolidated. Additionally, as of December 31, 2014, there is an approximate 44% noncontrolling interest in SIRIUS XM, and the net earnings of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Subscriber revenue	$3,554	3,285	2,963
Other revenue	627	514	439
Total revenue	4,181	3,799	3,402
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,592)	(1,380)	(1,218)
Subscriber acquisition costs	(493)	(496)	(475)
Other operating expenses	(54)	(51)	(42)
Selling, general and administrative expenses	(578)	(505)	(465)
Adjusted OIBDA	1,464	1,367	1,202
Stock-based compensation	(78)	(69)	(64)
Depreciation and amortization	(266)	(253)	(266)
Operating income	$1,120	1,045	872

Subscriber revenue includes subscription, activation and other fees. For the years ended December 31, 2014 and 2013, subscriber revenue increased 8% and 11%, respectively, as compared to the prior year periods. The current year increase was primarily attributable to a 6% increase in the daily weighted average number of subscribers, the inclusion of a full year of subscription revenue generated by SIRIUS XM’s connected vehicle business and the increase in certain subscription rates beginning in January 2014. These increases were partially offset by subscription discounts and limited channel line-up plans offered through customer acquisition and retention programs, a change in an agreement with an automaker and a rental car company and an increasing number of lifetime subscription plans that have reached full revenue recognition. The prior year increase was primarily attributable to a 9% increase in the daily weighted average number of subscribers, the impact of the increase in certain subscription rates beginning in January 2012 as more subscribers migrated to the higher rate, and an increase in subscriptions to premium services, premier channels and Internet streaming, as well as the inclusion of connected vehicle subscription revenue in 2013. These increases were partially offset by subscription discounts offered through customer acquisition and retention programs and an increasing number of lifetime subscription plans that have reached full revenue recognition.

Other revenue includes advertising revenue, equipment revenue, royalty revenue fees and other ancillary revenue. For the years ended December 31, 2014 and 2013, other revenue increased 22% and 17%, respectively, as compared to the corresponding prior year periods. The most significant change in other revenue during both years was the result of an increase in the rate charged to SIRIUS XM and passed through to subscribers for the U.S. Music Royalty Fee, which increased to 12.5% in 2013, which was compounded by an increase in the number of subscribers.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber services increased 15% and 13% for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods and slightly increased as a percentage of total revenue during 2014. The increases were primarily due to increases in the revenue share and royalties of 20% and 23% in 2014 and 2013, respectively, as compared to the corresponding prior year periods.  The increase in both years was attributable to increased revenues subject to royalty and/or revenue sharing arrangements, and a 5.6% increase and a 12.5% increase in the statutory royalty rate for the performance of sound recordings during 2014 and 2013, respectively. Additionally, customer service and billing expense increased 15% and 9% for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The current year increase was primarily due to the inclusion of a full year of costs associated with SIRIUS XM’s connected vehicle services business, higher subscriber volume driving increased subscriber contacts and increased bad debt expense. The increase in the prior year was primarily due to investment in customer service experience which resulted in higher spend on customer service agents, staffing and training. Additionally, higher subscriber volume drove increased subscriber contacts, increased bad debt expense and higher technology costs.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the years ended December 31, 2014 and 2013 subscriber acquisition costs decreased less than 1% and increased 4%, respectively, and slightly decreased as a percentage of total revenue, as compared to the corresponding periods in the prior year. The decrease in the current year was primarily due to improved OEM subsidy rates per vehicle and a change in a contract with an automaker which decreased subscriber acquisition costs. The decrease was partially offset by increased subsidy costs related to a larger number of satellite radio installations in new vehicles.  The increase in 2013 was primarily a result of higher subsidies from increased OEM installations occurring in advance of acquiring the subscriber.

Other operating expense includes engineering, design and development costs. For the years ended December 31, 2014 and 2013, other operating expense increased 6% and 21%, respectively, but remained relatively flat as a percentage of total revenue. The increase in the current year was driven primarily by the inclusion of a full year of costs associated with SIRIUS XM’s connected vehicle services business and higher personnel costs. The increase during the prior year was driven primarily by higher product development costs, costs related to enhanced subscriber features and service functionality.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, finance, legal, human resources and information technology. For the years ended December 31, 2014 and 2013, selling, general and administrative expense increased 14% and 9%, respectively, but slightly increased and decreased a percentage of total revenue, respectively, as compared to the corresponding prior year periods. For both periods, the increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials and higher information technology costs.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$3,554	(40)	3,514
Other revenue	627	—	627
Total revenue	4,181	(40)	4,141
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,592)	42	(1,550)
Subscriber acquisition costs	(493)	—	(493)
Other operating expenses	(54)	—	(54)
Selling, general and administrative expenses	(578)	—	(578)
Adjusted OIBDA	1,464	2	1,466
Stock-based compensation	(78)	(70)	(148)
Depreciation and amortization	(266)	(48)	(314)
Operating income	$1,120	(116)	1,004

	Year ended December 31, 2013
			Elimination
			for Equity
	As reported	Purchase	Method
	by SIRIUS	Accounting	Accounting	As reported
	XM	Adjustments	(17 days)	by Liberty
Subscriber revenue	$3,285	(8)	(146)	3,131
Other revenue	514	—	(20)	494
Total revenue	3,799	(8)	(166)	3,625
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,380)	12	60	(1,308)
Subscriber acquisition costs	(496)	(15)	20	(491)
Other operating expenses	(51)	—	3	(48)
Selling, general and administrative expenses	(505)	(6)	22	(489)
Adjusted OIBDA	1,367	(17)	(61)	1,289
Stock-based compensation	(69)	(67)	3	(133)
Depreciation and amortization	(253)	(37)	12	(278)
Operating income	$1,045	(121)	(46)	878

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

As of December 31, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
SIRIUS XM	$380	2.4%	$4,163	5.5%
Corporate and Other	348	1.9%	1,000	1.4%

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

At December 31, 2014, the fair value of our AFS equity securities was $816 million. Had the market price of such securities been 10% lower at December 31, 2014, the aggregate value of such securities would have been $82 million lower.  Additionally, our stock in Live Nation (an equity method affiliate)  is a publicly traded security which is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-25.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-23 for Management's Report on Internal Control Over Financial Reporting.

See page II-24 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2014, using the criteria in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation the Company's management believes that, as of December 31, 2014, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting.  This report appears on page II-24 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Media Corporation:

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Media Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Media Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 26, 2015

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$681	1,088
Trade and other receivables, net	235	206
Short term marketable securities (note 6)	199	15
Deferred income tax assets (note 11)	931	916
Other current assets	298	269
Total current assets	2,344	2,494
Investments in available-for-sale securities and other cost investments (note 7)	816	1,324
Investments in affiliates, accounted for using the equity method (note 8)	851	3,299

Property and equipment, at cost	2,257	2,149
Accumulated depreciation	(501)	(341)
	1,756	1,808

Intangible assets not subject to amortization (note 9)
Goodwill	14,345	14,365
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,038
Intangible assets subject to amortization, net (note 9)	1,096	1,200
Other assets, at cost, net of accumulated amortization	326	379
Total assets	$31,207	34,542

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2014 and 2013

	2014	2013
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$712	670
Current portion of debt (note 10)	257	777
Deferred revenue	1,641	1,575
Other current liabilities	40	150
Total current liabilities	2,650	3,172
Long-term debt, including $990 million and $1,002 million measured at fair value, respectively (note 10)	5,595	4,778
Deferred income tax liabilities (note 11)	2,438	2,312
Other liabilities	348	398
Total liabilities	11,031	10,660
Stockholders' equity (notes 12,14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 104,505,449 and 104,421,488 shares at December 31, 2014 and 2013, respectively	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,873,972 and 9,876,178 shares at December 31, 2014 and 2013, respectively	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 228,781,948 shares at December 31, 2014 and retroactive issued and outstanding 228,595,332 shares at December 31, 2013	2	2
Additional paid-in capital	—	2,215
Accumulated other comprehensive earnings (loss), net of taxes	(21)	4
Retained earnings	11,416	11,859
Total stockholders' equity	11,398	14,081
Noncontrolling interests in equity of subsidiaries	8,778	9,801
Total equity	20,176	23,882
Commitments and contingencies (note 17)
Total liabilities and equity	$31,207	34,542

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$3,514	3,131	—
Other revenue	936	871	368
Total revenue	4,450	4,002	368
Operating costs and expenses, including stock-based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue and share royalties	810	679	—
Programming and content	262	243	—
Customer service and billing	373	308	—
Other	135	104	—
Subscriber acquisition costs	493	491	—
Other operating expenses	304	284	230
Selling, general and administrative	873	764	176
Depreciation and amortization	359	315	42
	3,609	3,188	448
Operating income (loss)	841	814	(80)
Other income (expense):
Interest expense	(255)	(132)	(7)
Dividend and interest income	27	48	76
Share of earnings (losses) of affiliates, net (note 8)	(113)	(32)	1,346
Realized and unrealized gains (losses) on financial instruments, net (note 6)	38	295	230
Gains (losses) on transactions, net (notes 3, 12)	—	7,978	22
Other, net (notes 8, 17)	(77)	(115)	42
	(380)	8,042	1,709
Earnings (loss) from continuing operations before income taxes	461	8,856	1,629
Income tax (expense) benefit (note 11)	(66)	135	(469)
Net earnings (loss) from continuing operations	395	8,991	1,160
Earnings (loss) from discontinued operations, net of taxes (notes 1, 4)	—	—	252
Net earnings (loss)	395	8,991	1,412
Less net earnings (loss) attributable to the noncontrolling interests	217	211	(2)
Net earnings (loss) attributable to Liberty stockholders	$178	8,780	1,414

Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 2)	$0.52	24.73	3.21
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 2)	$0.52	24.46	3.12
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 2)	$0.52	24.73	3.92
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 2)	$0.52	24.46	3.80

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions
Net earnings (loss)	$395	8,991	1,412
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(8)	10	(3)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	(25)	(13)
Share of other comprehensive earnings (loss) of equity affiliates	(9)	4	—
Other comprehensive earnings (loss) from discontinued operations	—	—	(1)
Other comprehensive earnings (loss)	(17)	(11)	(17)
Comprehensive earnings (loss)	378	8,980	1,395
Less comprehensive earnings (loss) attributable to the noncontrolling interests	217	211	(2)
Comprehensive earnings (loss) attributable to Liberty stockholders	$161	8,769	1,397

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions
	(see note 6)
Cash flows from operating activities:
Net earnings (loss)	$395	8,991	1,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	—	(252)
Depreciation and amortization	359	315	42
Stock-based compensation	217	193	46
Cash payments for stock-based compensation	(29)	(2)	(19)
Excess tax benefit from stock-based compensation	(3)	(6)	(142)
Share of (earnings) loss of affiliates, net	113	32	(1,346)
Realized and unrealized (gains) losses on financial instruments, net	(38)	(295)	(230)
Noncash interest expense	(34)	(62)	(2)
Losses (gains) on transactions, net	—	(7,978)	(22)
Losses (gains) on dilution of investment in affiliate	78	93	9
Losses (gains) on early extinguishment of debt	—	21	—
Deferred income tax expense (benefit)	91	(172)	465
Other charges (credits), net	17	(3)	(41)
Changes in operating assets and liabilities
Current and other assets	(74)	187	18
Payables and other liabilities	33	(78)	33
Net cash provided (used) by operating activities	1,125	1,236	(29)
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	(47)	(117)	—
Cash proceeds from dispositions of investments	247	80	766
Proceeds (payments) from settlement of financial instruments, net	(72)	(59)	(9)
Investments in and loans to cost and equity investees	(183)	(2,585)	(1,716)
Repayment of loans and other cash receipts from cost and equity investees	42	81	110
Return of investment in equity method affiliate	—	—	165
Capital expended for property and equipment	(194)	(207)	(16)
Purchases of short term investments and other marketable securities	(360)	(178)	(393)
Sales of short term investments and other marketable securities	176	229	625
Net (increase) decrease in restricted cash	—	—	700
Other investing activities, net	(20)	(8)	(8)
Net cash provided (used) by investing activities	(411)	(2,764)	224
Cash flows from financing activities:
Borrowings of debt	2,758	5,923	—
Repayments of debt	(1,936)	(2,779)	(750)
Repurchases of Liberty common stock	—	(140)	(323)
Cash provided by the Broadband Spin-Off	259	—	—
Cash included in exchange transaction	—	(429)	—
Shares issued by subsidiary	—	21	—
Shares repurchased by subsidiary	(2,157)	(1,602)	—
Proceeds (payments) from issuances and settlements of financial instruments, net	—	(299)	(54)
Issuance of warrants	—	170	—
Taxes paid in lieu of shares issued for stock-based compensation	(48)	(51)	(181)
Excess tax benefit from stock-based compensation	3	6	142
Other financing activities, net	—	(7)	4
Net cash provided (used) by financing activities	(1,121)	813	(1,162)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	—	265
Cash provided (used) by investing activities	—	—	(10)
Cash provided (used) by financing activities	—	550	(5)
Change in available cash held by discontinued operations	—	650	350
Net cash provided (used) by discontinued operations	—	1,200	600
Net increase (decrease) in cash and cash equivalents	(407)	485	(367)
Cash and cash equivalents at beginning of period	1,088	603	970
Cash and cash equivalents at end of period	$681	1,088	603

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2014, 2013 and 2012

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2012	$—	$1	$—	$2	$3,562	$29	$1,665	$(10)	$5,249
Net earnings	—	—	—	—	—	—	1,414	(2)	1,412
Other comprehensive loss	—	—	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	—	68	—	—	—	68
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(181)	—	—	—	(181)
Excess tax benefits on stock-based compensation	—	—	—	—	146	—	—	—	146
Stock issued upon exercise of stock options	—	—	—	—	7	—	—	—	7
Series A Liberty stock repurchases	—	—	—	—	(323)	—	—	—	(323)
Non-cash benefit from reversal of contingent liability (note 17)	—	—	—	—	72	—	—	—	72
Other	—	—	—	—	(5)	—	—	4	(1)
Balance at December 31, 2012	—	1	—	2	3,346	12	3,079	(8)	6,432
Net earnings	—	—	—	—	—	—	8,780	211	8,991
Other comprehensive loss	—	—	—	—	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	140	—	—	63	203
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(51)	—	—	—	(51)
Series A Liberty stock repurchases	—	—	—	—	(140)	—	—	—	(140)
Shares repurchased by subsidiary	—	—	—	—	(160)	—	—	(1,442)	(1,602)
Shares issued by subsidiary	—	—	—	—	(61)	—	—	127	66
Shares acquired in disposition of subsidiary	—	—	—	—	(937)	—	—	—	(937)
Issuance of warrants	—	—	—	—	170	—	—	—	170
Non-controlling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	10,841	10,841
Distribution to stockholders for the Starz Spin-Off	—	—	—	—	(92)	3	—	9	(80)
Balance at December 31, 2013	—	1	—	2	2,215	4	11,859	9,801	23,882
Net earnings	—	—	—	—	—	—	178	217	395
Other comprehensive loss	—	—	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	—	135	—	—	67	202
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(48)	—	—	—	(48)
Shares repurchased by subsidiary	—	—	—	—	(179)	—	—	(2,004)	(2,183)
Shares issued by subsidiary	—	—	—	—	(27)	—	—	27	—
Shares issued by subsidiary on conversion of bonds	—	—	—	—	(179)	—	—	670	491
Distribution to stockholders for the Broadband Spin-Off	—	—	—	—	(1,912)	(8)	(621)	—	(2,541)
Other	—	—	—	—	(5)	—	—	—	(5)
Balance at December 31, 2014	—	1	—	2	—	(21)	11,416	8,778	20,176

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1)   Basis of Presentation

The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty Spinco, Inc.; see discussion below pertaining to the Starz Spin-Off (defined below)) ("Liberty" or the "Company" unless the context otherwise requires) represent a consolidation of certain media, communications and entertainment related assets and businesses.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

In September 2011, Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the "Split-Off").

In January 2013, the entity then known as Liberty Media Corporation (now named Starz) spun-off (the “Starz Spin-Off”) its then-former wholly owned subsidiary, now known as Liberty Media Corporation, which, at the time of the Starz Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty is being treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC is presented as discontinued operations for all periods prior to the completion of the Starz Spin-Off. Therefore, for purposes of these consolidated financial statements, Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.

During 2014, Liberty’s board approved the issuance of shares of its Series C common stock to holders of its Series A and Series B common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B common stock as of 5:00 p.m., New York City, time on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date. The impact of the Series C common issuance has been reflected retroactively in these consolidated financial statements due to the treatment of the dividend as a stock split for accounting purposes.  Additionally, in connection with the Series C common stock issuance and the Broadband Spin-Off (defined below), outstanding Series A common stock warrants have been adjusted. See note 10 for further discussion regarding the warrants. There were 21,085,900 warrants with a strike price of $64.46 outstanding at December 31, 2014.

On November 4, 2014, Liberty completed the spin-off to its stockholders common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off.  Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off is intended to be tax-free to stockholders of Liberty.  In the Broadband Spin-Off, record holders of Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

During August 2014, Liberty Interactive completed the distribution of Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”)  (the “TripAdvisor Spin-Off”). Following the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off and Broadband Spin-Off, Liberty, Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband operate as separate publicly traded companies, none of which has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off and Broadband Spin-Off, Liberty entered into certain agreements with Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband, respectively, in order to govern ongoing relationships between the companies and to provide for an orderly transition. These agreements include  Reorganization Agreements, Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of the Starz Spin-Off only) and with respect to Starz and Liberty Broadband, Tax Sharing Agreements. The Reorganization, Services and Facilities Sharing Agreements entered into with Liberty Interactive were assigned from Starz to Liberty in connection with the Starz Spin-Off.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband following the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off and Broadband Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's  allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Liberty TripAdvisor and Liberty Broadband reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband at Liberty's corporate headquarters.  Under these various agreements, approximately $15 million, $16 million and $10 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2014, 2013 and 2012, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index. The Lease Agreement expires on December 31, 2023 and contains an extension option.

The Tax Sharing Agreements provide for the allocation and indemnification of tax liabilities and benefits between Liberty and each of Starz and Liberty Broadband as well as other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreements, Liberty has generally agreed to indemnify Starz and Liberty Broadband for taxes and losses resulting from the failure of the Starz Spin-Off and the Broadband Spin-Off, respectively, to qualify for tax-free treatment.  However, Starz will be responsible for any such taxes and losses related to the Starz Spin-Off which (i) result primarily from the breach of certain restrictive covenants made by Starz, or (ii) result from Section 355(e) of the Code applying to the Starz Spin-Off as a result of the Starz Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Starz, and Liberty Broadband will be responsible for any such taxes and losses related to the Broadband Spin-Off which (i) result primarily from the breach of certain restrictive covenants made by Liberty Broadband, or (ii) result from Section 355(e) of the Code applying to the Broadband Spin-Off as a result of the Broadband Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty Broadband.  In February 2014, the IRS and Starz entered into a closing agreement which provides that the Starz Spin-Off qualified for tax-free treatment to Starz and Liberty.    In December 2014, the IRS completed its review of the Broadband Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction.

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America. Our significant subsidiaries include Sirius XM Holdings Inc. and the Atlanta National League Baseball Club, Inc. (the "Atlanta Braves" or "ANLBC"). Our significant investment accounted for under the equity method of accounting is Live Nation Entertainment, Inc. ("Live Nation").

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(2)Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $8 million and $4 million at December 31, 2014 and 2013, respectively. Activity in the year ended December 31, 2014 included an increase of $45 million of bad debt charged to expense and $41 million of write-offs. Activity in the year ended December 31, 2013 included an increase of $4 million of bad debt charged to expense and $1 million of write-offs. The amounts charged to bad debt expense and write-offs were less than a million in 2012.

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option").  Under other relevant GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $745 million and $1,253 million as of December 31, 2014 and 2013, respectively.

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

Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the other, net line item.  To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2014	December 31, 2013
		amounts in millions
Land	NA	$124	59
Buildings and improvements	10 - 40 years	162	157
Support equipment	3 - 20 years	230	257
Satellite system	2 - 15 years	1,590	1,573
Construction in progress	NA	151	103
Total property and equipment		$2,257	2,149

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives.  Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $209 million, $200 million and $23 million, respectively.  During the year ended December 31, 2013, SIRIUS XM capitalized expenditures, including interest, of approximately $87 million related to the construction of one of its satellites, which was launched and placed into operation in the fourth quarter of 2013.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events.  Goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually.  Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year.

The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units.  The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes.

If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Revenue Recognition

Revenue is recognized as follows:

•

Revenue from SIRIUS XM subscribers is recognized as it is realized or realizable and earned. Subscription fees are recognized as SIRIUS XM’s services are provided. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation.

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

•

SIRIUS XM also earns revenue from U.S. Music Royalty Fees, which are recorded as revenue and as a component of Revenue share and royalties expense. Fees received from subscribers for the U.S. Music Royalty Fee are recorded as deferred revenue and amortized to revenue ratably over the service period which coincides with the recognition of the subscriber's subscription revenue.

•

SIRIUS XM revenue is reported net of any taxes assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in the consolidated statements of operations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the new standard may have on its revenue recognition and has not yet selected a transition method but does not believe the standard will significantly impact its financial statements and related disclosures.

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

Subscriber Acquisition Costs

Subscriber acquisition costs consist of costs incurred to acquire new subscribers and include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to SIRIUS XM service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; freight; and provisions for inventory allowance attributable to inventory consumed in SIRIUS XM’s automaker and retail distribution channels. Subscriber acquisition costs do not include advertising costs, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in Subscriber acquisition costs because SIRIUS XM is responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chipsets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as subscriber acquisition costs when the automaker confirms receipt.

Advertising Costs

Advertising expense aggregated $226 million, $181 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs are primarily attributable to costs incurred by SIRIUS XM. Media-related advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred.  These costs are reflected in the Selling, general and administrative expenses line in our consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM as discussed in note 14:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Cost of subscriber services:
Programming and content	$17	15	—
Customer service and billing	5	4	—
Other	8	7	—
Other operating expense	17	14	—
Selling, general and administrative	170	153	46
	$217	193	46

Income Taxes

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Earnings attributable to Liberty Stockholders Per Common Share

Net earnings attributable to Liberty stockholders is comprised of the following:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Earnings (loss) from continuing operations	$178	8,780	1,160
Earnings (loss) from discontinued operations	$—	—	254

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares that were outstanding for the period at the Company. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Series A, Series B and Series C Liberty Common Stock

The basic and diluted EPS calculation is based on the following weighted average shares outstanding (WASO) of Liberty's common stock. As discussed in note 1, on July 23, 2014 the Company completed a stock dividend of two shares of Series C common stock for every share of Series A or Series B common stock held as of the record date.  Therefore, all prior period outstanding share amounts for purposes of the calculation of EPS have been retroactively adjusted for comparability. Excluded from diluted EPS for the years ended December 31, 2014, 2013 and 2012 are 21 million, 17 million and less than a million potential common shares, respectively, due to warrants issued in connection with the Bond Hedge transaction (see note 10) because their inclusion would be anti-dilutive.

	Years ended December 31,
	2014	2013	2012
	number of shares in millions
Basic WASO	342	355	361
Potentially dilutive shares	3	4	11
Diluted WASO	345	359	372

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recurring and nonrecurring fair value measurements, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) determination of the useful life of SIRIUS XM’s broadcast/transmission system to be its most significant estimates.

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

December 31, 2014, 2013 and 2012

of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company's consolidated financial statements.

(3)   Sirius XM Radio, Inc. Transactions

On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50 million shares of SIRIUS XM as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock.  As a result of these two transactions Liberty holds more than 50% of the capital stock of SIRIUS XM and is entitled to vote on any matter, including the election of directors.  Following the transactions, Liberty designated and SIRIUS XM's board of directors appointed certain directors to SIRIUS XM's board of directors and Liberty effectively controls the board as of January 18, 2013.  This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013.  Liberty recorded a gain of approximately $7.5 billion in the first quarter of 2013 associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain on the transaction was excluded from taxable income. Additionally, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction. The fair value of our ownership interest previously held ($10,215 million) and the fair value of the initial noncontrolling interest ($10,286 million) was determined based on the trading price (level 1) of SIRIUS XM on the last trading day prior to the acquisition of the controlling interest. Additionally, the noncontrolling interest includes the fair value of SIRIUS XM's fully vested options (level 2), the fair value of warrants outstanding (level 2) and the intrinsic value of a beneficial conversion feature accounted for in purchase accounting. Following the transaction date SIRIUS XM is a consolidated subsidiary with just less than a 50% noncontrolling interest accounted for in equity and the consolidated statements of operations. Effective November 15, 2013, SIRIUS XM completed a corporate reorganization whereby SIRIUS XM Holdings Inc. replaced Sirius XM Radio Inc. as its publicly held corporation, and Sirius XM Radio Inc. became a wholly-owned subsidiary of SIRIUS XM Holdings Inc. and has no operations independent of its subsidiary SIRIUS XM Radio Inc.

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
$21,466

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

separate recognition, including assembled workforce and noncontractual relationships. SIRIUS XM applied purchase accounting for the acquisition of XM Satellite Radio Holdings Inc. in 2008 and has entered into many of its operating agreements at market rates in recent years, therefore, the carrying value of the identifiable assets were reflected at amounts near their fair value in SIRIUS XM's financial statements. Accordingly, a large percentage of Liberty's purchase price was allocated to FCC licenses and goodwill. During the year ended December 31, 2013, Liberty adjusted the initial purchase price allocation for SIRIUS XM by recording a decrease to the initial deferred tax liability and an offsetting decrease to goodwill of $227 million. The adjustment was due to the identification of tax attributes not included in SIRIUS XM's deferred tax assets from excess stock-based compensation deductions. Additionally, during the year ended December 31, 2013, Liberty adjusted the carrying value of certain contract fair values that resulted in a change to the initial purchase price allocation to SIRIUS XM goodwill of $18 million. This change resulted in a change to the recognition of the contract value through the statements of operations in prior periods and has been reflected retroactively in the appropriate periods. These adjustments are reflected in Liberty's final SIRIUS XM purchase price allocation table above.

The Pro Forma summarized combined unaudited statement of operations of Liberty using the historical financial statements for SIRIUS XM, giving effect to any purchase accounting related adjustments made at the time of acquisition and excluding the impact of the gain, as if the transactions discussed above occurred on January 1, 2011, is as follows:

Year ended December 31, 2012
amounts in millions
(unaudited)
Revenue	$3,730
Operating income (loss)	$686
Interest expense	$(162)
Share of earnings (loss) of affiliates	$(21)
Less earnings (loss) attributable to the noncontrolling interests	$1,736
Net Earnings (loss) from continuing operations attributable to Liberty stockholders	$2,052

Pro Forma basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 2)	$5.68

Pro Forma diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 2)	$5.52

This Pro Forma information is not representative of Liberty's future financial position, future results of operations or future cash flows nor does it reflect what Liberty's financial position, results of operations or cash flows would have been as if this transaction happened previously and Liberty controlled this entity during the periods presented.

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire 136,600,826 SIRIUS XM shares for $500 million, in three separate tranches between the fourth quarter of 2013 and second quarter of 2014, at a price of $3.6603 per share (which was based on a 1.5% discount to the average of the daily volume weighted average price (VWAP) per share of SIRIUS XM common stock over a period of ten days beginning on the third trading day following the date of the public release of SIRIUS XM's third quarter 2013 earnings subject to a cap on the average VWAP of $4.18 and a floor on the average VWAP of $3.64). The repurchase of shares approximated 2% of the outstanding shares of SIRIUS XM on an as adjusted basis as the shares were retired at the SIRIUS XM level. The first tranche of shares in the amount of 43,712,265 was repurchased on November 14, 2013. The final two tranches were settled on April 25, 2014 for total proceeds of $340 million.  The retirement of SIRIUS XM shares on a consolidated basis did not significantly impact the consolidated results as it only required an adjustment to noncontrolling interest as the shares were repurchased and retired. Liberty continues to maintain a controlling interest in SIRIUS XM following the completion of the share repurchases.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

On November 4, 2013, SIRIUS XM announced the completion of the acquisition of Agero, Inc. ("Agero"), pursuant to a stock purchase agreement in which SIRIUS XM agreed to acquire the connected vehicle business of Agero for an aggregate purchase price of approximately $525 million, net of cash acquired. Agero's connected vehicle business is a leader in implementing the next generation of connected vehicle services. The business offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services and remote vehicle diagnostics. The excess purchase price over identifiable net tangible assets of $390 million has been recorded to Goodwill in our consolidated balance sheets as of December 31, 2013. A total of $247 million was allocated to identifiable intangible assets subject to amortization  related to the assessed fair value of the acquired OEM relationships and proprietary software and is being amortized over the estimated weighted average useful lives of 15 and 10 years, respectively. Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

In May 2014, SIRIUS XM entered into an accelerated share repurchase agreement ("May ASR agreement") with a third-party financial institution to repurchase up to $600 million of its common stock.  Under the May ASR agreement SIRIUS XM prepaid $600 million to a financial institution and received an initial delivery of 112,500,000 shares of its common stock and final delivery, during August 2014, of 39,346,125 shares of its common stock.  Approximately $94 million of the prepaid May ASR Agreement was returned upon the final settlement.  In August 2014, SIRIUS XM entered into another accelerated share repurchase agreement (“August ASR Agreement” and together with the May ASR Agreement, the “ASR Agreements”) to repurchase up to $250 million of its common stock.  Under the August ASR Agreement SIRIUS XM prepaid $250 million and received 51,884,795 shares of its common stock prior to September 30, 2014 which were retired upon receipt.  The August ASR Agreement settled in October 2014 and SIRIUS XM retired an additional 19,431,708 shares of its common stock. As of December 31, 2014, we owned approximately 56% of the outstanding equity interest in SIRIUS XM.

(4)Discontinued Operations

As discussed in note 1, the Starz Spin-Off was completed on January 11, 2013. At the time of the Starz Spin-Off, Liberty owned all of its assets, businesses and liabilities except for Starz. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution. Additionally, due to the short period between the end of the year and the distribution date Liberty did not record any results for Starz in discontinued operations for the statement of operations due to the insignificance of such amounts for that period except for the distribution of approximately $1.2 billion of cash from Starz prior to the distribution reflected in the consolidated statements of cash flows.

Following the Starz Spin-Off, Liberty and Starz operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. As discussed in note 1, in connection with the Spin-Off, Liberty and Starz entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Spin-Off and to provide for an orderly transition.

The consolidated financial statements and accompanying notes of Liberty have been prepared to reflect Starz as discontinued operations. Accordingly, the relevant financial statement balances and activities of the businesses, assets and liabilities owned by Starz at the time of Starz Spin-Off (for periods prior to the Starz Spin-Off) have been excluded from the respective captions in the accompanying consolidated statements of operations, comprehensive earnings and cash flows in such consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Certain combined financial information for Starz, which is included in earnings (loss) from discontinued operations, is as follows:

Year ended December 31,
2012
amounts in millions
Revenue	$1,631
Earnings (loss) before income taxes	$383

Earnings per share impact of discontinued operations

The earnings per share from discontinued operations, discussed above, is as follows:

Year ended December 31,
2012
Basic earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 2)	$0.71
Diluted earnings (losses) from discontinued operations attributable to Liberty shareholders per common share (note 2)	$0.68

As discussed in note 1, Liberty completed the Broadband Spin-Off on November 4, 2014. As of the date of the completion of the Broadband Spin-Off, the Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary. However, the tables below include historical financial information of TruePosition to illustrate the historical impact of the Broadband Spin-Off on Liberty’s financial statements.

Financial information for TruePosition, which is included in the consolidated statements of operations, is as follows:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Revenue	$57	77	83
Earnings (loss) before income taxes	$(6)	1	6
Net earnings (loss) attributable to Liberty Stockholders	$(8)	2	3

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

A summary of certain asset and liability amounts for TruePosition, which is included in the consolidated balance sheets, is as follows:

December 31,
2013
Assets	amounts in millions
Cash and cash equivalents	$9
Other current assets	$7
Deferred tax asset	$33
Goodwill	$11
Other assets	$20

Liabilities
Accounts payable and accrued liabilities	$9
Deferred revenue	$39
Other liabilities	$3

(5)   Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$1	2,586	—
Intangibles not subject to amortization	24	23,694	—
Intangibles subject to amortization	36	1,177	—
Net liabilities assumed	(12)	(5,367)	—
Deferred tax liabilities	(2)	(760)	—
Fair value of previously held ownership interest	—	(10,372)	—
Noncontrolling interest	—	(10,841)	—
Cash paid for acquisitions, net of cash acquired	$47	117	—

Cash paid for exchange transaction:
Fair value of Liberty Series A common stock received	$—	937	—
Carrying value of business deconsolidated	—	(19)	—
Cash held by business deconsolidated	—	12	—
Gain on transaction	—	(496)	—
Tax impact of transaction	—	(5)	—
Net cash paid for exchange transaction	$—	429	—

Stock repurchased by subsidiary not yet settled	$26	—	—

Cash paid for interest	$232	144	3

Cash paid (received) for income taxes	$20	(75)	129

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

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

Liberty's assets and liabilities measured at fair value are as follows:

	December 31, 2014			December 31, 2013
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$507	507	—	859	859	—
Short term marketable securities	$199	—	199	15	15	—
Available-for-sale securities	$769	691	78	1,293	978	315
Financial instrument assets	$305	96	209	397	—	397
Debt	$990	—	990	1,002	—	1,002

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. The Company notes that these assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP.   The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.   The fair value of debt related instruments are based on quoted market prices but not considered to be traded on "active markets," as defined by GAAP.  Accordingly, those available-for-sale securities, financial instruments and debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets included in the table above are included in the Other assets, net of accumulated amortization line item in the consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2014	2013	2012

Fair Value Option Securities	$80	306	310
Cash convertible notes (a)	12	(17)	—
Change in fair value of bond hedges (a)	(89)	(1)	—
Other derivatives (b)(c)	35	7	(80)
	$38	295	230

(a)

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value (Level 2), as elected by Liberty at the time of issuance. Contemporaneously with the issuance of the convertible notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

amount of the convertible notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). See note 10 for additional discussion of the convertible notes and the bond hedges.

(b)

Derivatives, including Charter warrants (as discussed in note 8), are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2).

(c)

During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. The contract expires during March 2015. The counterparty has acquired 8.6 million shares of Live Nation common stock through December 31, 2014 at a volume weighted average share price of $23.40 per share. Upon expiration of the contract, Liberty has the option to cash settle the contract.

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

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	December 31, 2014	December 31, 2013
	amounts in millions
Fair Value Option Securities
Time Warner Inc. (a)	$363	297
Time Warner Cable (a)(b)	—	320
Viacom, Inc. (a)	273	317
Barnes & Noble, Inc. (c)	27	255
Other equity securities	55	37
Other debt securities	27	27
Total Fair Value Option Securities	745	1,253
AFS and cost investments
Live Nation debt securities	24	24
Other AFS and cost investments	47	47
Total AFS and cost investments	71	71
	$816	1,324

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of December 31, 2014 and 2013.
(b)	As discussed in note 1, Liberty’s former investment in Time Warner Cable was spun off to stockholders as part of the Broadband Spin-Off, which was completed on November 4, 2014.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(c)

In April 2014 Liberty reduced its overall ownership interest in Barnes & Noble, Inc. to less than 2% through the sale of approximately 90% of the preferred stock held by Liberty as of such date for $247 million in proceeds.

Unrealized Holding Gains and Losses

Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2014		December 31, 2013
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities
amounts in millions
Gross unrealized holding gains	$—	—	6	1
Gross unrealized holding losses	$—	—	—	—

Liberty reclassified approximately $40 million of pre-tax previously unrealized gains in the consolidated statement of operations in gains (losses) on transactions, net during the year ended December 31, 2013 due to the application of purchase accounting and the effective settlement of SIRIUS XM debt securities previously accounted for as available-for-sale securities through other comprehensive earnings (loss).

 (8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership and market value (level 1) of the more significant investments in affiliates at December 31, 2014, and the carrying amount at December 31, 2013:

	December 31, 2014			December 31, 2013
	Percentage	Market	Carrying	Carrying
	ownership	Value	amount	amount
	dollar amounts in millions
Charter (a)	NA	$—	—	2,395
Live Nation (d)(e)	27%	1,403	396	409
SIRIUS XM Canada (b)	37%	247	237	273
Other	various	NA	218	222
			$851	3,299

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The following table presents the Company's share of earnings (losses) of affiliates:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Charter (a)	$(94)	(83)	NA
SIRIUS XM (b)(c)	—	8	1,367
Live Nation (d)	(30)	(18)	(45)
SIRIUS XM Canada (b)	5	7	NA
Other	6	54	24
	$(113)	(32)	1,346

(a)

As discussed below, Liberty acquired its interest in Charter during May 2013 for approximately $2.6 billion. Our share of losses related to Charter included $60 million and $51 million of losses due to the amortization of the excess basis of our investment during the years ended December 31, 2014 and 2013, respectively. As discussed in note 1, Liberty’s investment in Charter was spun off to stockholders as part of the Broadband Spin-Off, which was completed on November 4, 2014.

(b)

On January 18, 2013, as discussed in note 3, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. SIRIUS XM has an investment in SIRIUS XM Canada that was recorded at fair value in purchase accounting. See discussion below of SIRIUS XM Canada.

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

(d)

During the year ended December 31, 2014, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $39 million. During the year ended December 31, 2013, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $19 million. During the year ended December 31, 2012, Liberty acquired approximately 11 million shares of Live Nation for $107 million.

(e)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of December 31, 2014.

SIRIUS XM Canada

In the acquisition of SIRIUS XM, Liberty acquired an interest in SIRIUS XM Canada which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a percentage-based royalty for certain types of subscriber fees earned by SIRIUS XM Canada each month for its basic service and an activation fee for each gross activation of a SIRIUS XM Canada subscriber on the satellite radio system. SIRIUS XM Canada is obligated to pay SIRIUS XM a total of $70 million for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from SIRIUS XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides programming and chipsets as well other services and SIRIUS XM Canada reimburses SIRIUS XM for such costs. At December 31, 2014,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

SIRIUS XM has approximately $7 million and $18 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. At December 31, 2013, SIRIUS XM has approximately $10 million and $21 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $50 million and $49 million in revenue for the years ended December 31, 2014 and 2013, respectively, associated with these various agreements in the other revenue line in the consolidated statements of operations. SIRIUS XM Canada declared and paid dividends to SIRIUS XM of $43 million and $17 million during the years ended December 31, 2014 and 2013, respectively.

Charter Communications, Inc.

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50. Liberty accounted for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty's available for sale securities. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion. The excess basis was primarily allocated to franchise fees, customer relationships, debt and goodwill based on a valuation of Charter's assets and liabilities. During the years ended December 31, 2014 and 2013, the Company recognized $72 million and $93 million, respectively, in losses in its investment in Charter shares and warrants due to warrant and stock option exercises at Charter below Liberty's book basis per share. Dilution losses are included in the other, net line in the accompanying consolidated statements of operations. As discussed in note 1, Liberty’s investment in Charter was spun off to stockholders as part of the Broadband Spin-Off, which was completed on November 4, 2014. Liberty ceased recording the results of Charter in its financial statements as of the date of the completion of the Broadband Spin-Off.

(9)Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM	Other	Total
Balance at January 1, 2013	NA	200	200
Acquisitions (a)	$14,165	—	14,165
Balance at December 31, 2013	14,165	200	14,365
Acquisitions (b)	—	24	24
Broadband Spin-Off	—	(46)	(46)
Other	—	2	2
Balance at December 31, 2014	$14,165	180	14,345

(a)

The increase to SIRIUS XM goodwill was the result of the acquisition of a controlling interest in SIRIUS XM in January 2013 and SIRIUS XM's acquisition of Agero in November 2013, see note 3 for further discussion.

(b)	TruePosition made an acquisition during the year ended December 31, 2014.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Other intangible assets not subject to amortization, not separately disclosed, are tradenames ($930 million) at December 31, 2014 and 2013 and franchise rights owned by ANLBC ($143 million) as of December 31, 2014 and 2013. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. SIRIUS XM's FCC licenses are currently scheduled to expire in 2017, 2018, 2021 and 2022. Prior to expiration, SIRIUS XM is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes SIRIUS XM to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(122)	716	838	(65)	773
Licensing agreements	316	(52)	264	316	(22)	294
Other	462	(346)	116	433	(300)	133
Total	$1,616	(520)	1,096	1,587	(387)	1,200

Customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $150 million, $115 million and $19 million for the years ended December 31, 2014, 2013 and 2012, respectively. Based on its amortizable intangible assets as of December 31, 2014, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2015	$158
2016	$137
2017	$105
2018	$95
2019	$96

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(10) Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2014	2014	2013
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	990	1,002
Margin loans	250	250	920
Subsidiary notes and loans:
SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014	—	—	520
SIRIUS XM 5.875% Senior Notes due 2020	650	644	643
SIRIUS XM 5.75% Senior Notes due 2021	600	595	594
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	407	407
SIRIUS XM 4.25% Senior Notes due 2020	500	496	494
SIRIUS XM 4.625% Senior Notes due 2023	500	495	495
SIRIUS XM 6% Senior Notes due 2024	1,500	1,484	—
SIRIUS XM Credit Facility	380	380	460
Other subsidiary debt	111	111	20
Total debt	$5,891	5,852	5,555
Less debt classified as current		(257)	(777)
Total long-term debt		$5,595	4,778

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013 Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes"). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. The initial conversion rate for the Convertible Notes was 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock. During the year ended December 31, 2014, in connection with the issuance of Liberty Series C common stock and the Broadband Spin-Off, as discussed in note 1, the conversion rate was adjusted to 21.0859 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Liberty Series A common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. As of December 31, 2014, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the number of shares of Liberty Series A common stock that initially underlying the Convertible Notes. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which corresponded to the initial conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Liberty Series C common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Liberty Series A common stock and the strike price was adjusted to $47.43 per share of Liberty Series A common stock, which corresponds to the adjusted conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction. The bond hedge expires on October 15, 2023 and is included in other long-term assets as of December 31, 2014 and 2013 in the accompanying consolidated balance sheets, with changes in the fair value recorded in the Unrealized gains (losses) on financial instruments, net line item of the statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments. The warrant transactions may have a dilutive effect with respect to the Liberty Series A common stock to the extent that the price of the Liberty Series A common stock exceeds the strike price of the warrant transactions and warrant transactions are settled with shares of Liberty Series A common stock. The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter.  Liberty may elect to settle its delivery obligation under the warrant transactions with cash. Liberty received approximately $170 million in proceeds for the sale of warrants. The issuance of the warrants were recorded as a component of Additional paid-in capital. The strike price of the warrants was initially $255.64 per share of Liberty Series A common stock. In connection with the Series C common stock issuance and the Broadband Spin-Off during the current year, as discussed in note 1, the number of warrants outstanding was adjusted to 21,085,900 with a strike price of $64.46 per share.

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

$1 Billion Margin Loan due 2015

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

to a revolving credit facility with various lender parties. Shares of common stock of certain of the Company’s equity affiliates and cost investments were pledged as collateral pursuant to this agreement. Borrowings under this agreement were due October 31, 2014 and bore interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan was LIBOR plus 2%, which did not change since inception. Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. Additionally, up to $1 billion in loans may be extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions. During June 2013, Liberty Siri MarginCo, LLC repaid $250 million outstanding under the revolving credit facility. During October 2013, Liberty Siri MarginCo, LLC repaid an additional $200 million outstanding under the revolving credit facility.

During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit. The term loan and any drawn portion of the revolver will carry an interest rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based on value of collateral) with the undrawn portion carrying a fee of 0.75%. As of December 31, 2014, shares of SIRIUS XM, Live Nation, Time Warner, Inc. and Viacom, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings outstanding under this margin loan bear interest at a rate of 1.98% per annum at December 31, 2014. The maturity of the new arrangement is October 28, 2015. Other terms of the loan were substantially similar to the previous arrangement. As of December 31, 2014, availability under the revolving line of credit was $750 million.

$670 Million Margin Loan due 2015

At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015"). Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan was due May 1, 2015 and bore interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. As of December 31, 2013, Liberty had fully drawn the $670 Million Margin Loan due 2015. During the year ended December 31, 2014, Liberty fully repaid the $670 Million Margin Loan due 2015 and the shares previously pledged under the loan are no longer pledged as collateral.

As of December 31, 2014, the value of shares pledged as collateral pursuant to the $1 billion margin loan due 2015 is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	December 31, 2014	December 31, 2014
	amounts in millions
SIRIUS XM	150.0	$525
Live Nation	12.0	$313
Time Warner, Inc.	3.6	$309
Viacom, Inc.	3.5	$266
Time, Inc.	1.0	$13

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

SIRIUS XM Outstanding Debt

SIRIUS XM 7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, SIRIUS XM issued $550 million aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes were exchangeable at anytime at the option of the holder into shares of SIRIUS XM common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock.  All holders of the Exchangeable Notes converted prior to maturity on December 1, 2014.  During the year ended December 31, 2014, $502 million principal amount of the Exchangeable Notes were converted in a non-cash financing transaction, resulting in the issuance of 272,855,859 shares of SIRIUS XM common stock.  No loss was recognized as a result of the conversion. In connection with the conversion, Liberty received 5,974,510 shares of SIRIUS XM common stock upon maturity of the Exchangeable Notes.

SIRIUS XM 5.25% Senior Secured Notes due 2022

In August 2012, SIRIUS XM issued $400 million aggregate principal amount of 5.25% Senior Secured Notes due 2022 (the “5.25% Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year at a rate of 5.25% per annum. The 5.25% Notes mature on August 15, 2022. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guarantee SIRIUS XM's obligations under the 5.25% Notes. The premium associated with the 5.25% Notes was recorded in purchase accounting as the difference between fair value and the outstanding principal amount at the date of acquisition. This premium is being amortized over the remaining period to maturity through interest expense.

In April 2014, SIRIUS XM entered into a supplemental indenture to the indenture governing the 5.25% Notes pursuant to which SIRIUS XM granted a first priority lien on substantially all of its assets and the guarantors to the holders of the 5.25% Notes.  The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility (as defined and discussed below).

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year senior secured revolving credit facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. The Credit Facility is secured by substantially all of SIRIUS XM's assets and the assets of its subsidiaries. The proceeds of loans under the Credit Facility will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility as of December 31, 2014 bear interest at a rate of 2.41% per annum. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.35% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of December 31, 2014, availability under the Credit Facility was $870 million.

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

December 31, 2014, 2013 and 2012

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

SIRIUS XM 6.00% Senior Notes due 2024

In May 2014, SIRIUS XM issued $1.5 billion principal amount of new senior secured notes due 2024 at a discount of $17 million which bear interest at an annual rate of 6.00% ("SIRIUS XM 6.00% Senior Notes due 2024") paid semi-annually in January and July. SIRIUS XM intends to use the net proceeds from the offering for general corporate purposes. The notes are recorded net of the remaining unamortized original issue discount.

Other subsidiary debt

Other subsidiary debt is comprised of SIRIUS XM capital leases and other borrowings at ANLBC.  In 2014, ANLBC, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark.  The new facility is expected to cost approximately $672 million and ANLBC expects to spend approximately $50 million in other costs and equipment related to the new ballpark.  Funding for the ballpark will be split between ANLBC, Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority.  Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County will be responsible for funding $392 million of ballpark related construction and ANLBC will be responsible for remainder of cost, including cost overruns.  Cobb-Marietta Coliseum and Exhibit Hall Authority will issue $368 million in bonds that are expected to close and fund in second half of 2015.  In order to maintain an April 2017 opening of ballpark, ANLBC agreed to advance funds to cover project related cost until the Cobb-Marietta Coliseum and Exhibit Hall Authority bonds are funded.  ANLBC funding for ballpark initiatives has come from cash reserves and utilization of two credit facilities with a capacity of $250 million.  As of December 31, 2014, ANLBC has borrowed approximately $100 million under these two facilities.  In addition, ANLBC through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex, that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The expected cost for mixed-use development will be $452 million of which affiliated entities will be responsible for approximately $363 million of development cost.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM's leverage ratio. Additionally, SIRIUS XM's Credit Facility and other borrowings contain certain non-financial covenants. As of December 31, 2014, the Company and SIRIUS XM were in compliance with all debt covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities is as follows (amounts in millions):

December 31,
2014
SIRIUS XM 5.875% Senior Notes due 2020	$672
SIRIUS XM 5.75% Senior Notes due 2021	$619
SIRIUS XM 5.25% Senior Secured Notes due 2022	$421
SIRIUS XM 4.25% Senior Notes due 2020	$494
SIRIUS XM 4.625% Senior Notes due 2023	$471
SIRIUS XM 6% Senior Notes due 2024	$1,545

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2014.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2015	$257
2016	$4
2017	$381
2018	$100
2019	$—

(11)Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Current:
Federal	$18	(45)	(7)
State and local	7	3	4
Foreign	—	5	(1)
	25	(37)	(4)
Deferred:
Federal	(103)	165	(407)
State and local	12	7	(58)
Foreign	—	—	—
	(91)	172	(465)
Income tax benefit (expense)	$(66)	135	(469)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Computed expected tax benefit (expense)	$(161)	(3,100)	(570)
Non-taxable gain on book consolidation of SIRIUS XM	—	3,054	—
Liquidation of consolidated subsidiaries	107	—	101
Non-taxable exchange of subsidiary	—	174	—
Dividends received deductions	99	46	40
Sale of subsidiary shares to subsidiary treated as a dividend for tax	(123)	(56)	—
State and local income taxes, net of federal income taxes	(4)	11	(46)
Change in valuation allowance affecting tax expense	(2)	9	1
Recognition of tax benefits not previously recognized, net	11	—	5
Other, net	7	(3)	—
Income tax benefit (expense)	$(66)	135	(469)

For the year ended December 31, 2014 the significant reconciling items, as noted in the table above, are the result of taxes attributable to our sale of Sirius XM shares to Sirius XM, which is treated as a taxable distribution, but is  not recognized for financial statement purposes. In addition, we recognized a benefit on our liquidation of a consolidated partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes and a dividends received deduction, primarily attributable to the taxable SIRIUS XM distribution during the year.

For the year ended December 31, 2013 the significant reconciling items, as noted in the table above, are the result of a $7.5 billion non-taxable gain on the consolidation of SIRIUS XM on January 18, 2013, as discussed in note 3, and the non-taxable exchange of one of Liberty's consolidated subsidiaries on October 4, 2013, in exchange for Liberty shares (see note 12 for further discussion of this transaction).

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

December 31, 2014, 2013 and 2012

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2014	2013
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$2,119	2,487
Accrued stock compensation	127	99
Other accrued liabilities	88	44
Discount on convertible debt	—	34
Deferred revenue	678	598
Other future deductible amounts	10	24
Deferred tax assets	3,022	3,286
Valuation allowance	(5)	(9)
Net deferred tax assets	3,017	3,277
Deferred tax liabilities:
Investments	229	457
Intangible assets	3,991	3,955
Other	304	261
Deferred tax liabilities	4,524	4,673
Net deferred tax liabilities	$1,507	1,396

The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2014	2013
	amounts in millions
Current deferred tax liabilities (assets)	$(931)	(916)
Long-term deferred tax liabilities (assets)	2,438	2,312
Net deferred tax liabilities	$1,507	1,396

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

The Company's net decrease in the valuation allowance was $4 million in 2014. Of the change in valuation allowance, $2 million was an increase to tax expense and $6 million was a decrease as a result of the Broadband Spin-Off.

At December 31, 2014, the Company had federal net operating loss carryforwards for income tax purposes which, if not utilized to reduce taxable income in future periods, will expire between 2017 and 2028, most of which expire between 2024 and 2027. The Company's federal net operating loss carryforwards are primarily attributable to those at the SIRIUS XM level ($5.5 billion). These net operating loss carryforwards are subject to certain limitations and may not be currently utilized.

In addition, Liberty currently has $70 million of excess share-based compensation deductions resulting in an approximate gross operating loss carryforward on its tax return of $70 million.   Excess tax compensation benefits are recorded off balance sheet until the excess tax benefit is realized through a reduction of taxes payable.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2014	2013
	amounts in millions
Balance at beginning of year	$30	29
Reductions for tax positions of prior years	(11)	—
Lapse in the statute of limitations	(17)	—
Increase in tax positions from acquisition	—	1
Balance at end of year	$2	30

As of December 31, 2014, the Company had recorded tax reserves of $2 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, less than a million dollars would be reflected in the Company's tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2014 will significantly increase or decrease during the twelve-month period ending December 31, 2015; however, various events could cause our current expectations to change in the future. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2014, the Company's 2002 through 2010 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2011 through 2013 tax years. The Company's tax loss carryforwards from its 2011 through 2013 tax years are still subject to adjustment. The Company's 2014 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years state income tax returns. The Company believes its gross unrecognized tax benefits will not decrease within the next twelve months. Sirius XM, which does not consolidate with Liberty for income tax purposes, has federal and certain state income tax audits pending.  We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2014, the Company had no accrued interest and penalties recorded related to uncertain tax positions.

(12)Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's board of directors.  As of December 31, 2014, no shares of preferred stock were issued.

Common Stock

As discussed in note 1, on July 23, 2014, holders of Series A and Series B common stock received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of July 7, 2014.

Liberty's Series A common stock has one vote per share, Liberty's Series B common stock has ten votes per share and Liberty’s Series C common stock has no votes per share. Each share of the Series B common stock is exchangeable at the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

option of the holder for one share of Series A common stock.  All series of our common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2014, there were 3.2 million shares of Series A and 9.8 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

Purchases of Common Stock

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

There were no repurchases of Liberty common stock made pursuant to the Company’s authorized repurchase program during the year ended December 31, 2014.

All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance.

(13)Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2014, the Compensation Committee (the "Committee") of Liberty approved a compensation arrangement, including term options as discussed in note 14, for its President and Chief Executive Officer (the "CEO").  The arrangement provides for a five year employment term which began on January 1, 2015 and ends December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause,” he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for “good reason," he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and his unvested term options will generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If, however, the CEO terminates his employment without “good reason," he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the CEO's death or his disability, he is entitled to the his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

Beginning in 2015, the CEO will receive annual performance-based options to purchase shares of LMCK with a term of 7 years (the “Performance Options”) and performance-based restricted stock units with respect to LMCK (the “Performance RSUs” and together with the Performance Options, the “Performance Awards”) during the employment term.  Grants of Performance Awards will be allocated between Liberty and Liberty Interactive. The aggregate target amount to be allocated between Liberty and Liberty Interactive will be $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019.  Vesting of the Performance Awards will be determined based on satisfaction of performance metrics that will be set by Liberty and Liberty Interactive’s respective compensation committees in the first quarter of each applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year.  In addition, Liberty and Liberty Interactive’s compensation committees may grant additional Performance Awards, with a value of up to 50% of the target amount allocated to Liberty for the relevant year (the “Above Target Awards”), and the compensation committees may determine to establish additional performance metrics with respect to such Above Target Awards.

Salary compensation related to services provided by the CEO is charged from Liberty to Liberty Interactive, Liberty TripAdvisor and Liberty Broadband pursuant to the Services Agreements with each respective company.  Any cash bonus attributable to the performance of Liberty or Liberty Interactive is paid directly by each respective company.

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

December 31, 2014, 2013 and 2012

The Committee also approved certain immaterial amendments to the Chairman's employment agreement intended to comply with Section 409A of the Internal Revenue Code.

(14)Stock-Based Compensation

Liberty - Incentive Plans

Pursuant to the Liberty Media Corporation 2013 Incentive Plan (the "2013 Plan"), the Company has granted and may grant to certain of its employees stock options and stock appreciation rights ("SARs") (collectively, "Awards") to purchase shares of Series A, Series B and Series C Liberty common stock.  The 2013 Plan provides for Awards to be made in respect of a maximum of 75 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.  The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

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

In connection with the Broadband Spin-Off in November 2014, all outstanding Liberty Awards were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Award received:

i.	An adjustment to the exercise price or base price, as applicable, and the number of shares subject to the Liberty Award (as so adjusted, an “Adjusted Liberty Award”) and

ii.	A corresponding equity award relating to shares of Liberty Broadband common stock (a “Broadband Award”).

The exercise prices and number of shares subject to the Adjusted Liberty Award and the Broadband Award were determined based on 1) the exercise prices and number of shares subject to the Liberty Award, 2) the distribution ratio, 3) the pre-distribution trading price of Liberty common stock and 4) the post-distribution trading prices of Liberty common stock and Liberty Broadband common stock, such that all of the pre-distribution intrinsic value of the Liberty Award was allocated between the Adjusted Liberty Award and the Broadband Award.

Following the Broadband Spin-Off, employees of Liberty hold Awards in both Liberty common stock and Liberty Broadband common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Similarly, following the Starz Spin-Off during 2013, employees of Liberty and Starz hold Awards in both Liberty common stock and Starz common stock.  The compensation expense relating to the employees of Liberty is recorded at Liberty and the compensation expense relating to employees of Starz is recorded at Starz.

Liberty - Grants of stock options

Awards granted in 2014, 2013 and 2012 pursuant to the Incentive Plans discussed above are summarized as follows:

	Years ended December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
	Options	average	Options	average	Options	average
	granted	grant-date	granted	grant-date	granted	grant-date
	(000's)	fair value	(000's)	fair value	(000's)	fair value
Series A Liberty common stock	1	$38.86	23	$55.16	834	$42.04
Series C Liberty common stock	3,359	11.09	NA	NA	NA	NA
Series A Liberty common stock from Option Exchange	NA	NA	NA	NA	3,713	$37.25

During the year ended December 31, 2014, Liberty granted 3.3 million options to purchase Liberty Series C common stock to the CEO of Liberty in connection with a new employment agreement (see note 13); of those options, one half vest on December 24, 2018 and the other half vest on December 24, 2019.  The remainder of the options granted typically vest quarterly over a 4 year vesting period.

During the fourth quarter of 2012, the Company entered into a series of transactions with certain officers of Liberty and its subsidiaries, which transactions were associated with stock options, in order to recognize tax deductions in the current year versus future years (the "Option Exchange").  On December 4, 2012 (the "Grant Date"), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of each unvested in-the-money option to acquire shares of LMCA held by certain of its and its subsidiaries' officers (collectively, the “Eligible Optionholders”). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LMCA shares (the “Eligible Options”), and:

•	with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option;
•	and with respect to each unvested Eligible Option:
•

the Eligible Optionholder sold to the Company, for cash, the shares of LMCA received upon exercise of such unvested Eligible Option and used the proceeds of that sale to purchase from the Company an equal number of restricted LMCA shares which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

•

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

The Option Exchange was considered a modification under ASC 718 - Stock Compensation and resulted in incremental compensation expense in 2012 of $18 million.  Incremental compensation expense is also being recognized over the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

remaining vesting periods of the new unvested options and the restricted shares and is included in unrecognized compensation until recognized over the vesting period.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2014, 2013 and 2012, the range of expected terms was 1.3 to 9.0 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2014, 2013 and 2012 grants.

	Volatility
2014 grants
Liberty options	28.2%	-	31.3%
2013 grants
Liberty options	31.3%	-	41.4%
2012 grants
Liberty options	25.1%	-	54.2%

Liberty - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2014	3,656	$30.58
Granted	1	$45.10
Exercised	(397)	$49.49
Forfeited/Cancelled/Exchanged	(1)	$25.26
Broadband Spin-Off adjustment	(52)	$23.22
Outstanding at December 31, 2014	3,207	$23.21	4.2	years	$39
Exercisable at December 31, 2014	2,698	$22.99	4.1	years	$33

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2014	—	$—
Series C Dividend Adjustment	6,942	$46.01
Granted	3,359	$34.06
Exercised	(428)	$22.46
Forfeited/Cancelled/Exchanged	(1)	$42.32
Broadband Spin-Off adjustment	(39)	$22.92
Outstanding at December 31, 2014	9,833	$26.71	5.2	years	$82
Exercisable at December 31, 2014	5,446	$22.69	4.1	years	$67

There were no outstanding Series B options during 2014.

As of December 31, 2014, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $58 million, including incremental compensation under the Option Exchange. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2014, 2013 and 2012 was $17 million, $23 million and $494 million, respectively.  The aggregate intrinsic value of options exercised for the year ended December 31, 2012 includes approximately $358 million related to the intrinsic value of options exercised as a result of the Option Exchange.

Liberty - Restricted Stock

Associated with the Option Exchange the Company issued unvested restricted shares of Liberty common stock, of which 594,000 shares remain unvested as of December 31, 2014.  These shares continue to vest over the next year and since the Option Exchange was accounted for as a modification, the compensation expense associated with these restricted shares was treated as incremental compensation, as discussed above, and is included in unrecognized compensation costs under the outstanding Awards section above.   The Company had approximately 224,000 unvested restricted shares of Liberty common stock held by certain directors, officers and employees of the Company as of December 31, 2014, not issued under the Option Exchange, with a weighted average grant-date fair value of $16.88 per share.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2014, 2013 and 2012 was $1 million, $7 million and $10 million, respectively.

SIRIUS XM - Stock-based Compensation

During the year ended December 31, 2014, SIRIUS XM granted stock options and restricted stock units to its employees and members of its board of directors. SIRIUS XM also calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of SIRIUS XM’s option grants during 2014 and 2013

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

was 33% and 47%, respectively. During the year ended December 31, 2014, SIRIUS XM granted approximately 61.9 million stock options with a weighted-average exercise price of $3.39 per share and a grant date fair value of $1.05 per share. As of December 31, 2014, SIRIUS XM has approximately 268 million options outstanding of which approximately 121 million are exercisable, each with a weighted-average exercise price per share of $2.72 and $2.27, respectively.  The aggregate intrinsic value of these outstanding and exercisable options was $246 million and $180 million, respectively.  During the year ended December 31, 2014, SIRIUS XM granted approximately 6.1 million restricted stock units with a grant date fair value of $3.38 per share.  The stock-based compensation related to SIRIUS XM stock options and restricted stock awards was $148 million and $133 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $236 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to the Company.

(15)Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund.  The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds.  The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees.  In addition, certain of the Company's subsidiaries have similar employee benefit plans.  Employer cash contributions to all plans aggregated $11 million, $12 million and $12 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

(16)Other Comprehensive Earnings (Loss)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Unrealized
	holding		AOCI of
	gains (losses)		discontinued
	on securities	Other	operations	AOCI
	amounts in millions
Balance at January 1, 2012	$36	(5)	(2)	29
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(16)	—	(1)	(17)
Balance at December 31, 2012	20	(5)	(3)	12
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(15)	4	—	(11)
Distribution to stockholders for Starz Spin-Off	—	—	3	3
Balance at December 31, 2013	5	(1)	—	4
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(8)	(9)	—	(17)
Distribution to stockholders for Broadband Spin-Off	(7)	(1)	—	(8)
Balance at December 31, 2014	$(10)	(11)	—	(21)

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2014:
Unrealized holding gains (losses) on securities arising during period	$(13)	5	(8)
Foreign currency translation adjustments	(14)	5	(9)
Other comprehensive earnings	$(27)	10	(17)
Year ended December 31, 2013:
Unrealized holding gains (losses) on securities arising during period	$16	(6)	10
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(40)	15	(25)
Foreign currency translation adjustments	6	(2)	4
Other comprehensive earnings	$(18)	7	(11)
Year ended December 31, 2012:
Unrealized holding gains (losses) on securities arising during period	$(5)	2	(3)
Reclassification adjustment for holding losses realized in net earnings	(21)	8	(13)
Other comprehensive earnings from discontinued operations	(2)	1	(1)
Other comprehensive earnings	$(28)	11	(17)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(17)Commitments and Contingencies

Guarantees

In prior periods the Company guaranteed Starz's obligations under certain of its studio output agreements. At December 31, 2014, the Company's guarantee of the studio output agreements have been fully satisfied as Starz has made all applicable payments under the studio output agreements.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2014 aggregated $398 million, which is payable as follows: $80 million in 2015, $72 million in 2016, $88 million in 2017, $54 million in 2018, and $104 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Rental expense under such arrangements amounted to $52 million, $48 million and $9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of future minimum lease payments under cancelable and noncancelable operating leases as of December 31, 2014 follows (amounts in millions):

Years ending December 31:
2015	$53
2016	$47
2017	$44
2018	$41
2019	$36
Thereafter	$380

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2014.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Programming and content

SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Amounts due under such agreements are payable as follows: $231 million in 2015, $110 million in 2016, $75 million in 2017, $60 million in 2018 and $48 million in 2019. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above.

Litigation

The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. We record a liability when we believe that it is both probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of the liability accrual and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

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

SIRIUS XM is a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge the use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law.  The plaintiffs in each of these suits purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief.   Accordingly, at this point SIRIUS XM cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but SIRIUS XM believes they have substantial defenses to the claims asserted and intend to defend these actions vigorously.

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording.  The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In October 2014,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute.  That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In November 2014, the United States District Court for the Southern District of New York ruled that sound recordings fixed before February 15, 1972 were entitled under various theories of New York common law to the benefits of a public performances right and intend to appeal these decisions.

In addition, in August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board for that period.  SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations.  SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.  The Copyright Royalty Board has requested that the parties submit briefs regarding whether the agency properly has jurisdiction to interpret the regulations and adjudicate this matter under the applicable statute.  At this point SIRIUS XM cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but SIRIUS XM believes they have substantial defenses to the claims asserted and intend to defend these actions vigorously.

SIRIUS XM is also a defendant in three purported class action suits, which were commenced in February 2012, January 2013 and January 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, and the United States District Court for the Southern District of California that allege that SIRIUS XM, or certain call center vendors acting on its behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that SIRIUS XM violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

SIRIUS XM has notified certain of its call center vendors of these actions and requested that they defend and indemnify it against these claims pursuant to the provisions of their existing or former agreements with SIRIUS XM. SIRIUS XM believes it has valid contractual claims against certain call center vendors in connection with these claims and intends to preserve and pursue its rights to recover from these entities.

With respect to the SIRIUS XM matters described above, it was determined, based on current knowledge, that the amount of loss or range of loss that is reasonably possible is not reasonably estimable.  However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control.  As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the business, financial condition, results of operations, or cash flows.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

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

(18)Information About Liberty's Operating Segments

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

December 31, 2014, 2013 and 2012

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

Performance Measures

	Years ended December 31,
	2014		2013		2012
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$4,141	1,466	3,625	1,289	NA	NA
Corporate and other	309	(49)	377	33	368	8
Total	$4,450	1,417	4,002	1,322	368	8

Other Information

	December 31, 2014			December 31, 2013
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in millions
SIRIUS XM	$28,009	237	126	28,203	273	200
Corporate and other	3,198	614	68	6,339	3,026	7
Total	$31,207	851	194	34,542	3,299	207

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2014	2013	2012

Consolidated segment Adjusted OIBDA	$1,417	1,322	8
Stock-based compensation	(217)	(193)	(46)
Depreciation and amortization	(359)	(315)	(42)
Interest expense	(255)	(132)	(7)
Dividend and interest income	27	48	76
Share of earnings (losses) of affiliates, net	(113)	(32)	1,346
Realized and unrealized gains (losses) on financial instruments, net	38	295	230
Gains (losses) on transactions, net	—	7,978	22
Other, net	(77)	(115)	42
Earnings (loss) from continuing operations before income taxes	$461	8,856	1,629

(19)Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2014:
Revenue	$1,011	1,160	1,184	1,095
Operating income (loss)	$155	231	249	206
Net earnings (loss)	$72	106	87	130
Net earnings (loss) attributable to Liberty stockholders	$22	50	33	73
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share	$0.06	0.15	0.10	0.21
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share	$0.06	0.14	0.10	0.21

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2013:
Revenue	$789	1,078	1,110	1,025
Operating income	$151	226	248	189
Net earnings (loss)	$8,104	152	116	619
Net earnings (loss) attributable to Liberty stockholders	$8,059	93	76	552
Basic net earnings (loss) attributable to Liberty stockholders per common share	$22.57	0.26	0.21	1.62
Diluted net earnings (loss) attributable to Liberty stockholders per common share	$22.20	0.26	0.21	1.60

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders presently anticipated to be held in the second quarter of 2015:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2015 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2015.

III-1

PART IV.

Item 15.  Exhibits and  Financial Statement Schedules.

(a)(1)Financial Statements

Included in Part II of this Report:

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

(ii) Separate financial statements for SIRIUS XM Radio Inc. and subsidiaries:

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1Reorganization Agreement, dated as of January 10, 2013, between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Starz’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35294) (the “Starz 8-K”)).

2.2Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “Broadband 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10-K”)).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 10 filed on October 19, 2012 (File No. 001-35707) (the “Liberty Form 10”)).

4.2Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty Form 10).

4.3Specimen Certificate for Shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed on June 25, 2014 (File No. 001-35707)).

4.4Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707) (the “Liberty Q3 2013 10-Q”)).

4.5 The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

10.2  Amendment to the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Liberty Q3 201310-Q).

10.3  Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Liberty 2013 10-K).

10.4  Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-K).

10.5  Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.6Form of Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (the “2013 Nonemployee Director Plan”) (incorporated by reference to Exhibit 10.2 to the Liberty Form 10 Amendment No. 1).

10.7Amendment to the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.3 to the Liberty Q3 201310 Q).

10.8Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.9Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.10Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.11Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of January 11, 2013) (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707) (the “Liberty 2012 10-K”).

10.12Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.13Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).

10.14Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Broadband 8-K).

10.15Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.16Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.17Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the "Liberty Interactive 2009 10-K")).

10.18Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.19Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.20Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.21Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation.*

10.22  Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Liberty 2012 10-K).

10.23  Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer (incorporated by reference to Exhibit 10.24 to the Liberty 2012 10-K).

10.24Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Sirius XM Radio’s Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.25Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on April 22, 2014).

10.26Indenture, dated as of August 13, 2012, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 14, 2012 (File No. 001-34295)).

10.27Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-34295)).

10.28Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “Sirius XM Radio 8-K”)).

10.29Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Sirius XM Radio 8-K).

10.30Indenture, dated as of August 1, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.31Indenture, dated as of September 24, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio’s Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

10.32Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on May 7, 2014 (File No. 001-34295)).

10.33Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.34Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.35Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.36Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.37Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.38  Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.39  Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.40  Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Liberty Q3 2013 10-Q).***

10.41  Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Liberty Q3 2013 10-Q). ***

10.42Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.7 to the Liberty Q3 2013 10-Q).***

10.43Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.8 to the Liberty Q3 2013 10-Q).***

10.44Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.9 to the Liberty Q3 2013 10-Q).***

10.45Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to the Liberty Q3 2013 10-Q).***

10.46Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.11 to the Liberty Q3 2013 10-Q).***

10.47Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.12 to the Liberty Q3 2013 10-Q).***

10.48Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.13 to the Liberty Q3 2013 10-Q).***

10.49Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.14 to the Liberty Q3 2013 10-Q).***

10.50Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.15 to the Liberty Q3 2013 10-Q).***

10.51Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.16 to the Liberty Q3 2013 10-Q).***

21	Subsidiaries of Liberty Media Corporation.*
23.1 23.2	Consent of KPMG LLP.* Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*	Filed herewith.
**	Furnished herewith.
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

The difference between our investment and our share of the fair value of the underlying net assets of our affiliates is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

follow ASC 350, Intangibles - Goodwill and Other , which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income (loss) in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other than temporary decline below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.

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

Operating lease obligations.     We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2012, 2011 and 2010 was $37,474, $34,143 and $36,652, respectively.

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

 common share--basic was $0.51. The previously reported net income per common share--basic for the three month ended March 31, 2011, June 30, 2011, and December 31, 2011 were $0.02, $0.05 and $0.02, respectively. The previously reported net income per common share--basic for the six months ended June 30, 2011 was $0.07 and the adjusted net

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(2)

We identified and corrected an immaterial error affecting the historical presentation of basic earnings per share. The adjustment reflects the Series B Preferred Stock held by Liberty Media as participating securities as the holders of such preferred stock may participate in dividends and distributions ratably with holders of our common stock on an as-converted basis as disclosed in Footnote 3. The effects of the error were not material to any previously reported quarterly or annual period. The corrected net income per common share--basic calculations are presented in the quarterly results of operations table. The previously reported net income per common share--basic for the three months ended March 31, 2012 and June 30, 2012 were $0.03 and $0.83, respectively. The previously reported net income per common share--basic for the six months ended June 30, 2012 was $0.86 and the adjusted net income per  common share--basic was $0.51. The previously reported net income per common share--basic for the three month ended March 31, 2011, June 30, 2011, and December 31, 2011 were $0.02, $0.05 and $0.02, respectively. The previously reported net income per common share--basic for the six months ended June 30, 2011 was $0.07 and the adjusted net

(18)    Subsequent Events

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

LIBERTY MEDIA CORPORATION
Date:	February 26, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date:	February 26, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 26, 2015
John C. Malone

/s/Gregory B. Maffei	Director, President and Chief Executive	February 26, 2015
Gregory B. Maffei	Officer

/s/Robert R. Bennett	Director	February 26, 2015
Robert R. Bennett

/s/Donne F. Fisher	Director	February 26, 2015
Donne F. Fisher

/s/M. Ian G. Gilchrist	Director	February 26, 2015
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 26, 2015
Evan D. Malone

/s/David E. Rapley	Director	February 26, 2015
David E. Rapley

/s/Larry E. Romrell	Director	February 26, 2015
Larry E. Romrell

/s/Andrea L. Wong	Director	February 26, 2015
Andrea L. Wong

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1Reorganization Agreement, dated as of January 10, 2013, between Starz (f/k/a Liberty Media Corporation) and Liberty Media Corporation (f/k/a Liberty Spinco, Inc.) (incorporated by reference to Exhibit 2.1 to Starz’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35294) (the “Starz 8-K”)).

2.2Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “Broadband 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10-K”)).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 10 filed on October 19, 2012 (File No. 001-35707) (the “Liberty Form 10”)).

4.2Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Liberty Form 10).

4.3Specimen Certificate for Shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed on June 25, 2014 (File No. 001-35707)).

4.4Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707) (the “Liberty Q3 2013 10-Q”)).

4.5 The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

10.2 Amendment to the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Liberty Q3 201310-Q).

10.3  Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Liberty 2013 10-K).

10.4  Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-K).

10.5  Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.6Form of Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (the “2013 Nonemployee Director Plan”) (incorporated by reference to Exhibit 10.2 to the Liberty Form 10 Amendment No. 1).

10.7Amendment to the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.3 to the Liberty Q3 201310 Q).

10.8Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.9Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.10Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.11Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of January 11, 2013) (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707) (the “Liberty 2012 10-K”).

10.12Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.13Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).

10.14Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Broadband 8-K).

10.15Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.16Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.17Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Liberty Interactive Corporation's Annual Report on

Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the "Liberty Interactive 2009 10-K")).

10.18Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.19Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.20Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.21Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation.*

10.22  Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Liberty 2012 10-K).

10.23  Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer (incorporated by reference to Exhibit 10.24 to the Liberty 2012 10-K).

10.24Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Sirius XM Radio’s Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.25Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on April 22, 2014).

10.26Indenture, dated as of August 13, 2012, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 14, 2012 (File No. 001-34295)).

10.27Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-34295)).

10.28Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “Sirius XM Radio 8-K”)).

10.29Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Sirius XM Radio 8-K).

10.30Indenture, dated as of August 1, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.31Indenture, dated as of September 24, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio’s Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

10.32Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on May 7, 2014 (File No. 001-34295)).

10.33Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.34Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.35Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.36Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.37Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.38  Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.39  Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.40  Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Liberty Q3 2013 10-Q).***

10.41  Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Liberty Q3 2013 10-Q). ***

10.42Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.7 to the Liberty Q3 2013 10-Q).***

10.43Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.8 to the Liberty Q3 2013 10-Q).***

10.44Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.9 to the Liberty Q3 2013 10-Q).***

10.45Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to the Liberty Q3 2013 10-Q).***

10.46Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.11 to the Liberty Q3 2013 10-Q).***

10.47Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.12 to the Liberty Q3 2013 10-Q).***

10.48Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.13 to the Liberty Q3 2013 10-Q).***

10.49Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.14 to the Liberty Q3 2013 10-Q).***

10.50Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.15 to the Liberty Q3 2013 10-Q).***

10.51Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.16 to the Liberty Q3 2013 10-Q).***

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
23.2	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*     Filed herewith.

**   Furnished herewith.

*** Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.