Form 10-Q
period 2015-03-31
Liberty Media Corp
filed 2015-05-08
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2015 was:

Series A common stock	104,542,729
Series B common stock	9,873,972
Series C common stock	226,418,986

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,172	681
Trade and other receivables, net	228	235
Short term marketable securities (note 4)	73	199
Deferred income tax assets	966	931
Other current assets	298	270
Total current assets	2,737	2,316
Investments in available-for-sale securities and other cost investments (note 5)	671	816
Investments in affiliates, accounted for using the equity method (note 6)	798	851

Property and equipment, at cost	2,321	2,285
Accumulated depreciation	(552)	(501)
	1,769	1,784
Intangible assets not subject to amortization (note 7):
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 7)	1,081	1,096
Other assets, at cost, net of accumulated amortization	356	326
Total assets	$31,430	31,207

 (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2015	December 31, 2014
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$667	712
Current portion of debt	258	257
Deferred revenue	1,730	1,641
Other current liabilities	29	40
Total current liabilities	2,684	2,650
Long-term debt, including $990 million measured at fair value at March 31, 2015 and December 31, 2014 (note 8)	6,213	5,595
Deferred income tax liabilities	2,539	2,438
Other liabilities	354	348
Total liabilities	11,790	11,031
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 104,542,139 shares at March 31, 2015 and 104,505,449 shares at December 31, 2014	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,873,972 shares at March 31, 2015 and December 31, 2014	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 227,280,875 shares at March 31, 2015 and 228,781,948 shares December 31, 2014	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(28)	(21)
Retained earnings	11,333	11,416
Total stockholders' equity	11,308	11,398
Noncontrolling interests in equity of subsidiaries	8,332	8,778
Total equity	19,640	20,176
Commitments and contingencies (note 9)
Total liabilities and equity	$31,430	31,207

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Revenue:
Subscriber revenue	$907	841
Other revenue	174	170
Total Revenue	1,081	1,011
Operating costs and expenses, including stock based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	213	195
Programming and content	62	66
Customer service and billing	92	92
Other	31	30
Subscriber acquisition costs	122	123
Other operating expense	30	44
Selling, general and administrative	202	216
Depreciation and amortization	84	90
	836	856
Operating income (loss)	245	155
Other income (expense):
Interest expense	(77)	(53)
Share of earnings (losses) of affiliates, net (note 6)	(37)	(35)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(28)	(65)
Other, net	2	(37)
	(140)	(190)
Earnings (loss) before income taxes	105	(35)
Income tax (expense) benefit	(86)	107
Net earnings (loss)	19	72
Less net earnings (loss) attributable to the noncontrolling interests	38	50
Net earnings (loss) attributable to Liberty stockholders	$(19)	22

Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3)	$(0.06)	0.06
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3)	$(0.06)	0.06

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Net earnings (loss)	$19	72
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	(3)
Share of other comprehensive earnings (loss) of equity affiliates	(7)	3
Other comprehensive earnings (loss)	(7)	—
Comprehensive earnings (loss)	12	72
Less comprehensive earnings (loss) attributable to the noncontrolling interests	38	50
Comprehensive earnings (loss) attributable to Liberty stockholders	$(26)	22

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings	$19	72
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84	90
Stock-based compensation	44	49
Excess tax benefit from stock-based compensation	(14)	(11)
Share of (earnings) loss of affiliates, net	37	35
Realized and unrealized (gains) losses on financial instruments, net	28	65
Losses (gains) on dilution of investment in affiliate	1	50
Deferred income tax expense (benefit)	70	(93)
Other, net	6	(10)
Changes in operating assets and liabilities
Current and other assets	(22)	(27)
Payables and other liabilities	62	74
Net cash provided (used) by operating activities	315	294
Cash flows from investing activities:
Cash proceeds from sale of investments	113	—
Cash (paid) for acquisitions, net of cash acquired	—	(58)
Proceeds (payments) on financial instruments, net	(17)	—
Capital expended for property and equipment	(64)	(66)
Purchases of short term investments and other marketable securities	(10)	(46)
Sales of short term investments and other marketable securities	136	55
Other investing activities, net	(14)	4
Net cash provided (used) by investing activities	144	(111)
Cash flows from financing activities:
Borrowings of debt	1,275	—
Repayments of debt	(658)	(821)
Repurchases of Liberty common stock	(58)	—
Subsidiary shares repurchased by subsidiary	(535)	(81)
Excess tax benefit from stock-based compensation	14	11
Taxes paid in lieu of shares issued for stock-based compensation	(16)	(4)
Other financing activities, net	10	1
Net cash provided (used) by financing activities	32	(894)
Net increase (decrease) in cash and cash equivalents	491	(711)
Cash and cash equivalents at beginning of period	681	1,088
Cash and cash equivalents at end of period	$1,172	377

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2015

	Stockholders' equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	1	—	2	—	(21)	11,416	8,778	20,176
Net earnings	—	—	—	—	—	—	(19)	38	19
Other comprehensive loss	—	—	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	28	—	—	16	44
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(16)	—	—	—	(16)
Excess tax benefits on stock-based compensation	—	—	—	—	14	—	—	—	14
Series A Liberty stock repurchases	—	—	—	—	(58)	—	—	—	(58)
Shares repurchased by subsidiary	—	—	—	—	(26)	—	—	(508)	(534)
Shares issued by subsidiary	—	—	—	—	(8)	—	—	8	—
Other	—	—	—	—	66	—	(64)	—	2
Balance at March 31, 2015	$—	1	—	2	—	(28)	11,333	8,332	19,640

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.  The significant subsidiaries include Sirius XM Holdings, Inc. ("SIRIUS XM") and the Atlanta National League Baseball Club, Inc. ("ANLBC"). Our significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) the determination of the useful life of SIRIUS XM’s broadcast/transmission system to be its most significant estimates.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 but a proposal has been issued to extend the effective date to those fiscal years beginning after December 31, 2017.   The Company is currently evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method but does not believe the standard will significantly impact its financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under GAAP with the presentation under comparable International Financial Reporting Standards. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The standard requires the use of the retrospective transition method. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

As a result of the Broadband Spin-Off (defined below) and repurchases of Series A common stock, the Company’s additional paid-in capital balance was in a deficit position as of March 31, 2015. In order to maintain a zero balance in the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

additional paid-in capital account, we reclassified the amount of the deficit ($64 million) to retained earnings as of March 31, 2015.

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

On November 4, 2014, Liberty completed the spin-off to its stockholders common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off is intended to be tax-free to stockholders of Liberty. In the Broadband Spin-Off, record holders of Liberty’s Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

Liberty has entered into certain agreements with Liberty Interactive Corporation (“Liberty Interactive”), Starz, Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Liberty Broadband, all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of Starz and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of Starz only) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only).

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, TripCo and Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, TripCo and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo and Liberty Broadband pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo and Liberty Broadband.  Under these various agreements approximately $3

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

million and $2 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2015 and 2014, respectively.  Under the Lease Agreement, Starz leases its corporate headquarters from Liberty.  The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

(2)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units, stock options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended
	March 31,
	2015	2014
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	4
Customer service and billing	1	1
Other	2	2
Other operating expense	4	4
Selling, general and administrative	33	38
	$44	49

During the three months ended March 31, 2015, the Company granted a total of approximately 1.4 million options to purchase shares of Series C common stock. A portion of the options granted was comprised of 355 thousand options with a weighted average grant-date fair value (“GDFV”) of $11.21 that vest annually over 3 years and 575 thousand options with a weighted average GDFV of $16.07 that vest 50% each on December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, Liberty also granted 420 thousand performance-based options of Series C common stock and 34 thousand performance-based restricted stock units of Series C common stock. Such options and restricted stock units had a weighted average grant-date fair value of $12.15 per share and $38.20 per share, respectively. The performance-based options and performance-based restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.

The Company did not grant any options to purchase Series A common stock during the three months ended March 31, 2015.

Liberty calculates the GDFV for all of its equity classified awards and the subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Liberty estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

common stock and the implied volatility of publicly traded Liberty options. Liberty uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Awards.

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company and certain Awards of employees of Starz.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	3,207	$23.21
Granted	—	$—
Exercised	(142)	$22.71
Forfeited/Cancelled	(1)	$31.50
Outstanding at March 31, 2015	3,064	$23.23	4.0	years	$47
Exercisable at March 31, 2015	2,600	$23.02	3.8	years	$40

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	9,833	$26.71
Granted	1,350	$39.20
Exercised	(258)	$22.33
Forfeited/Cancelled	(3)	$31.07
Outstanding at March 31, 2015	10,922	$28.36	5.2	years	$109
Exercisable at March 31, 2015	5,278	$22.73	3.8	years	$82

As of March 31, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $69 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of March 31, 2015, Liberty reserved 14.0 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM - Stock-based Compensation

SIRIUS XM did not grant any stock options or restricted stock units during the three months ended March 31, 2015.  As of March 31, 2015, SIRIUS XM has approximately 249 million options outstanding of which approximately 105 million are exercisable, each with a weighted-average exercise price per share of $2.73 and $2.26, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of March 31, 2015 is $287 million and $181 million, respectively. The stock-based compensation related to SIRIUS XM stock options was $37 million and $36 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $198 million.  The SIRIUS XM unrecognized

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

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

Series A, Series B and Series C Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.  As discussed in note 1, on July 23, 2014 the Company completed a stock dividend of two shares of Series C common stock for every share of Series A or Series B common stock held as of the record date.  Therefore, the prior period outstanding share amounts for purposes of the calculation of EPS have been retroactively adjusted for comparability.

	Liberty Common Stock
	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014
	numbers of shares in millions
Basic EPS	342	340
Potentially dilutive shares	3	5
Diluted EPS	345	345

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2015			December 31, 2014
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$665	665	—	507	507	—
Short term marketable securities	$73	—	73	199	—	199
Available-for-sale securities	$624	576	48	769	691	78
Financial instrument assets	$323	106	217	305	96	209
Debt	$990	—	990	990	—	990

The majority of Liberty's Level 2 financial assets and debt are primarily investments in debt related instruments and certain derivative instruments. The Company notes that these assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP.  The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those available-for-sale securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets included in the table above are included in the Other assets, at cost, net of accumulated amortization line item in the condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Fair Value Option Securities	$(31)	(15)
Cash convertible notes (a)	—	59
Change in fair value of bond hedges (a)	8	(92)
Other derivatives (b)(c)	(5)	(17)
	$(28)	(65)

(a)

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value (Level 2), as elected by Liberty at the issuance of the notes. Contemporaneously with the issuance of the convertible notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the convertible notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). See note 8 for additional discussion of the convertible notes and the bond hedges.

(b)

Derivatives, including warrants to purchase shares of Charter common stock which were exercised in 2014, are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(c)

During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. The counterparty has acquired 11 million shares of Live Nation common stock through March 31, 2015 at a volume weighted average share price of $23.69 per share. Prior to the contract’s original expiration during March 2015, the Company extended the contract through September 2015. Upon expiration of the contract, Liberty has the option to cash settle the contract.

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

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	March 31,	December 31,
	2015	2014
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$359	363
Viacom, Inc. (b)	162	273
Barnes & Noble, Inc. (c)	—	27
Other equity securities (a)	54	55
Other debt securities	25	27
Total Fair Value Option Securities	600	745
AFS and cost investments
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS and cost investments	47	47
Total AFS and cost investments	71	71
	$671	816

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of March 31, 2015.
(b)	During the three months ended March 31, 2015, Liberty sold 1.3 million shares of Viacom common stock for approximately $86 million in proceeds.
(c)	During the three months ended March 31, 2015, the Company sold its remaining shares of Barnes & Noble, Inc. preferred stock for approximately $27 million in proceeds.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Unrealized Holding Gains and Losses

There were no  unrealized holding gains and losses related to investments in AFS securities as of March 31, 2015 or December 31, 2014.

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2015 and the carrying amount at December 31, 2014:

	March 31, 2015			December 31, 2014
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Live Nation (a)	27%	$1,356	$365	396
SIRIUS XM Canada	37%	$206	227	237
Other	various	NA	206	218
			$798	851

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2015		2014
	amounts in millions
Charter (b)	$	NA	(28)
Live Nation (a)		(18)	(14)
SIRIUS XM Canada		(7)	1
Other		(12)	6
		$(37)	(35)

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of March 31, 2015.
(b)

As discussed in note 1, Liberty’s investment in Charter was spun off as part of the Broadband Spin-Off, which was completed on November 4, 2014. Our share of losses related to Charter included $19 million of losses due to the amortization of the excess basis of our investment during the three months ended March 31, 2014.

Charter Communications, Inc.

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter (including warrants on an as if converted basis) at the time of purchase, and a price per share of $95.50. Liberty accounted for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash on hand and debt (as discussed in note 8).  During the three months ended March 31, 2014,  in addition to Liberty’s share of losses of Charter the Company recognized $46 million in losses due to warrant and stock option

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

exercises at Charter below Liberty's book basis per share. Dilution losses are included in the other, net line in the accompanying condensed consolidated statements of operations. As discussed in note 1, Liberty’s investment in Charter was spun off to stockholders as part of the Broadband Spin-Off, which was completed on November 4, 2014. Liberty ceased recording the results of Charter in its financial statements as of the date of the completion of the Broadband Spin-Off.

SIRIUS XM Canada

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a percentage based royalty for certain types of subscription revenue earned by SIRIUS XM Canada each month for the distribution of Sirius and XM channels, royalties for activation fees and reimbursement for other charges. At March 31, 2015, SIRIUS XM has approximately $5 million and $13 million in current and noncurrent related party liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet.  Additionally, SIRIUS XM has approximately $3 million in current related party assets at March 31, 2015 due to programming and chipset costs for which SIRIUS XM Canada reimburses SIRIUS XM that are recorded in other current assets in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $14 million and $12 million in revenue for the three months ended March 31, 2015 and 2014,  respectively, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.  SIRIUS XM Canada declared dividends to SIRIUS XM of $4 million during the three months ended March 31, 2015 and 2014.

(7)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the three months ended March 31, 2015.

Intangible Assets Subject to Amortization

	March 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(136)	702	838	(122)	716
Licensing agreements	316	(59)	257	316	(52)	264
Other	479	(357)	122	462	(346)	116
Total	$1,633	(552)	1,081	1,616	(520)	1,096

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Amortization expense for intangible assets with finite useful lives was $32 million and $36 million for the three months ended March 31, 2015 and 2014, respectively. Based on its amortizable intangible assets as of March 31, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2015	$103
2016	$159
2017	$118
2018	$106
2019	$96

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2015	2015	2014
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	990	990
Margin Loans	250	250	250
Subsidiary notes and loans
SIRIUS XM 5.875% Senior Notes due 2020	650	644	644
SIRIUS XM 5.75% Senior Notes due 2021	600	595	595
SIRIUS XM 5.25% Senior Notes due 2022	400	407	407
SIRIUS XM 4.25% Senior Notes due 2020	500	496	496
SIRIUS XM 4.625% Senior Notes due 2023	500	495	495
SIRIUS XM 6% Senior Notes due 2024	1,500	1,484	1,484
SIRIUS XM 5.375% Senior Notes due 2025	1,000	989	—
SIRIUS XM Credit Facility	—	—	380
Other subsidiary debt	121	121	111
Total debt	$6,521	6,471	5,852
Less debt classified as current		(258)	(257)
Total long-term debt		$6,213	5,595

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.  The initial conversion rate for the Convertible Notes was 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock.  During the year ended December 31, 2014, in connection with the issuance of Series C common stock and the Broadband Spin-Off, as discussed in note 1, the conversion rate was adjusted to 21.0859 shares of Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Liberty Series A common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our  Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions.  Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of March 31, 2015, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the number of shares of Liberty Series A common stock initially underlying the Convertible Notes.  The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which corresponded to the initial conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Liberty Series C common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Liberty Series A common stock and the strike price was adjusted to $47.43 per share of Liberty Series A common stock, which corresponds to the adjusted conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction.  The expiration of these instruments is October 15, 2023 and is included in Other assets, at cost, net of accumulated amortization as of March 31, 2015 and December 31, 2014 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

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

$1 Billion Margin Loan due 2015

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties with incremental borrowings through the prior year end. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bore interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement and such assets and available credit were not available to satisfy the debts and other obligations of Liberty and its other subsidiaries. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan was  LIBOR plus 2% which did not change during the duration of the period that the loan was outstanding.  Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. Additionally, up to $1 billion in loans may have been extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.  During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit.  The term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based on value of collateral) with the undrawn portion carrying a fee of 0.75%. As of December 31, 2014, shares of SIRIUS XM, Live Nation, Time Warner, Inc. and Viacom, Inc. common stock were pledged as collateral pursuant to this agreement. Due to the sale of shares of Viacom, Inc. held by Liberty during the three months ended March 31, 2015 (note 5), shares of Viacom, Inc. are no longer pledged as collateral pursuant to this agreement as of March 31, 2015. Borrowings outstanding under this margin loan bear interest at a rate of 2.03% per annum at March 31, 2015.  The maturity of the new arrangement is October 28, 2015.  Other terms of the loan are substantially similar to the previous arrangement. As of March 31, 2015, availability under the revolving line of credit was $750 million.

As of March 31, 2015, the values of shares pledged as collateral pursuant to the $1 billion margin loan due 2015 is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	March 31, 2015	March 31, 2015
	amounts in millions
SIRIUS XM	150.0	$573
Live Nation	12.0	$303
Time Warner, Inc.	3.6	$306
Time, Inc.	0.5	$12

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM 5.375% Senior Notes due 2025

In March 2015, SIRIUS XM issued $1.0 billion principal amount of new senior notes due 2025 which bear interest at an annual rate 5.375% (“SIRIUS XM 5.375% Senior Notes due 2025”) with an original issuance discount of $11 million. The SIRIUS XM 5.375% Senior Notes due 2025 are recorded net of the remaining unamortized discount. SIRIUS XM intends to use the net proceeds from the offering for general corporate purposes.

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million.  The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. The proceeds of loans under the Credit Facility have been or will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which as of March 31, 2015 was 0.30% per annum and is payable on a quarterly basis.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2015, availability under the Credit Facility was $1,250 million.

Other subsidiary debt

Other subsidiary debt is comprised of SIRIUS XM capital leases and other borrowings at ANLBC.  In 2014, ANLBC, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark.  The new facility is expected to cost approximately $672 million and ANLBC expects to spend approximately $50 million in other costs and equipment related to the new ballpark.  Funding for the ballpark will be split between ANLBC, Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority. Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County (collectively the “Authority”) will be responsible for funding $392 million of ballpark related construction and ANLBC will be responsible for remainder of cost, including cost overruns.  Cobb-Marietta Coliseum and Exhibit Hall Authority will issue $368 million in bonds that are expected to close and fund in the second half of 2015.  In order to maintain an April 2017 opening of the ballpark, ANLBC agreed to advance funds to cover project related costs until the Cobb-Marietta Coliseum and Exhibit Hall Authority bonds are funded.  Funding for ballpark initiatives by ANLBC has come from cash reserves and utilization of two credit facilities with a capacity of $250 million, which was increased to $350 million during April 2015. As of March 31, 2015, ANLBC has borrowed approximately $110 million under these two facilities.

Due to ANLBC providing the initial funding of the project and its ownership of the land during the initial construction period, until the initial reimbursement by the Authority at which time the land will be conveyed to the Authority, ANLBC has been deemed the owner (for accounting purposes) of the stadium during the construction period and costs have been classified as construction in progress (“CIP”), within the Property and equipment, net line item.   Future costs of the project will continue to be captured in CIP along with a corresponding liability in other liabilities, for amounts funded by the Authority.  At the end of construction an additional determination will need to be made to determine whether the transaction will qualify for sale-leaseback accounting treatment.

In addition, ANLBC through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The expected cost for mixed-use development is expected to be $452 million, of which affiliated entities are expected to be responsible for approximately $363 million of development cost.  As of March 31, 2015, approximately $131 million has been spent to-date on the baseball facility and mixed-use development, a portion of which is expected to be reimbursed.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio.  Additionally, SIRIUS XM’s Credit Facility and other borrowings contain certain non-financial covenants.  The Company and SIRIUS XM are in compliance with all debt covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2015
SIRIUS XM 5.875% Senior Notes due 2020	$680
SIRIUS XM 5.75% Senior Notes due 2021	$627
SIRIUS XM 5.25% Senior Notes due 2022	$425
SIRIUS XM 4.25% Senior Notes due 2020	$499
SIRIUS XM 4.625% Senior Notes due 2023	$485
SIRIUS XM 6% Senior Notes due 2024	$1,577
SIRIUS XM 5.375% Senior Notes due 2025	$1,002

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at March 31, 2015.

(9)   Commitments and Contingencies

Guarantees

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2015 aggregated $414 million, which is payable as follows: $88 million in 2015,  $77 million in 2016,  $90 million in 2017,  $55 million in 2018 and $104 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants.  On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal.  Vivendi has filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit, and, in that court, Liberty intends to seek a higher rate of pre-judgment interest than what the district court awarded.  As a result, the amount that Liberty may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by Liberty will not be reflected in our financial statements until such time as the final disposition of this matter has been reached.

SIRIUS XM is a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge the use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law.  The plaintiffs in each of these suits purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief. Accordingly, at this point SIRIUS XM cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but SIRIUS XM believes it has substantial defenses to the claims asserted and is defending these actions vigorously.

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording.  The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute.  That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In November 2014, the United States District Court for the Southern District of New York ruled that sound recordings fixed before February 15, 1972 were entitled under various theories of New York common law to the benefits of a public performances right. SIRIUS XM is appealing the decisions issued by the United States District Court for the Southern District of New York and the Superior Court of the State of California for the County of Los Angeles, and intends to appeal the decision of the United States District Court for the Central District of California.

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

In August 2014, the United States District Court for the District of Columbia granted SIRIUS XM’s motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.  At this point SIRIUS XM cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but SIRIUS XM believes it has substantial defenses to the claims asserted and intends to defend these actions vigorously.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM is also a defendant in several purported class action suits, which were commenced in February 2012, January 2013, January 2015 and April 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California and the United States District Court for the Northern District of Illinois that allege that SIRIUS XM, or certain call center vendors acting on its behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that SIRIUS XM violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. Plaintiffs in certain of these suits have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer these purported class actions, and other allegedly related cases, to the United States District Court for the Northern District of Illinois for consolidated or coordinated pretrial proceedings. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

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

For the three months ended March 31, 2015, the Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a  consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.

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

Performance Measures

	Three months ended March 31,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$1,076	404	988	335
Corporate and other	5	(31)	23	(41)
	$1,081	373	1,011	294

 Other Information

	March 31, 2015
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
SIRIUS XM	$28,334	227	30
Corporate and other	3,096	571	34
	$31,430	798	64

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$373	294
Stock-based compensation	(44)	(49)
Depreciation and amortization	(84)	(90)
Interest expense	(77)	(53)
Share of earnings (losses) of affiliates, net	(37)	(35)
Realized and unrealized gains (losses) on financial instruments, net	(28)	(65)
Other, net	2	(37)
Earnings (loss) from continuing operations before income taxes	$105	(35)

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2014.

Explanatory Note

On November 4, 2014, Liberty completed the Broadband Spin-Off, as described in note 1 in the accompanying condensed consolidated financial statements. Shares of Liberty Broadband Corporation (“Liberty Broadband”) were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”) (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty.  In the Broadband Spin-Off, record holders of Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for each four shares of common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is also our principal reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.

Our "Corporate and Other" category includes our consolidated subsidiary, the Atlanta National League Baseball Club, Inc. ("ANLBC") and corporate expenses.  TruePosition, Inc. ("TruePosition") was also included in the “Corporate and Other” category for the period prior to the Broadband Spin-Off.  ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs.

In addition to the foregoing businesses, we hold ownership interests in Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM, SIRIUS XM Canada, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Inc. and Viacom, Inc. which are accounted for at their respective fair market values and are included in corporate and other.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Revenue
SIRIUS XM	$1,076	988
Corporate and other	5	23
	$1,081	1,011
Adjusted OIBDA
SIRIUS XM	$404	335
Corporate and other	(31)	(41)
	$373	294
Operating Income (Loss)
SIRIUS XM	$290	219
Corporate and other	(45)	(64)
	$245	155

Revenue.    Our consolidated revenue increased $70 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase was primarily due to revenue growth at SIRIUS XM ($88 million).  The increase in revenue at SIRIUS XM was partially offset by a $2 million decline in revenue from ANLBC during the current period primarily due to revenue recognized from non-recurring events during 2014 and no revenue from TruePosition during the current period as a result of the Broadband Spin-Off. See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM, including a discussion of the SIRIUS XM results on a comparative basis.

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

Consolidated Adjusted OIBDA increased $79 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase was primarily the result of increased operating efficiencies at SIRIUS XM and ANLBC. The $4 million Adjusted OIBDA improvement for ANLBC was primarily the result of decreased player payroll from the prior year due to non-recurring costs in the prior year as the result of season ending injuries at key positions which required additional players to be added to the roster.  Additionally, other players were released from the roster and full recognition of guaranteed portions of their contracts were recognized during the prior period. Additionally, there was a slight increase in Adjusted OIBDA during the current period as TruePosition, which had an Adjusted OIBDA loss, is no longer a consolidated subsidiary in the current period as a result of the Broadband Spin-Off. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock and performance-based restricted stock unit grants.

We recorded $44 million and $49 million of stock compensation expense for the three months ended March 31, 2015 and 2014, respectively. The decrease in stock compensation expense is primarily due to a decrease in the Company’s corporate and ANLBC stock-based compensation expense.  As of March 31, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $69 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.  Additionally, as of March 31, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $198 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

Operating income.    Our consolidated operating income increased $90 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase is primarily the result of improved operating results at SIRIUS XM and ANLBC as well as no results included for TruePosition in the current period as a result of the Broadband Spin-Off.  See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Other income (expense):
Interest expense	$(77)	(53)
Share of earnings (losses) of affiliates, net	(37)	(35)
Realized and unrealized gains (losses) on financial instruments, net	(28)	(65)
Other, net	2	(37)
	$(140)	(190)

Interest expense.    Consolidated interest expense increased $24 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase was primarily due to an increase in the average amount of SIRIUS XM debt outstanding during the period.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2015		2014
	amounts in millions
Charter	$	NA	(28)
Live Nation		(18)	(14)
SIRIUS XM Canada		(7)	1
Other		(12)	6
		$(37)	(35)

Our share of losses related to Charter included $19 million of losses due to the amortization of the excess basis of our investment for the three months ended March 31, 2014.  As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. As of the date of the completion of the Broadband Spin-Off, the Company’s former investment in and results of Charter are no longer included in the results of Liberty.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Fair Value Option Securities	$(31)	(15)
Cash convertible notes	—	59
Change in fair value of bond hedges	8	(92)
Other derivatives	(5)	(17)
	$(28)	(65)

 The increase in losses on Fair Value Option Securities is primarily due to a general decrease in market valuation adjustments for Liberty's public portfolio during 2015.

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value, as elected by Liberty at the issuance of the notes.  At the same time Liberty entered into a bond hedge transaction on the same amount of underlying shares.  These derivatives are marked to fair value on a recurring basis. Changes in the fair value are included in the realized and unrealized gains (losses) on financial instruments, net line item.  The primary driver of the change in the current period is the change in the fair value of the underlying stock.

Liberty obtained Charter warrants in the second quarter of 2013.  These warrants were marked to fair value based on the trading price of Charter and other observable market data as the significant inputs.  The change in fair value was primarily driven by the change in the trading price of the Charter common stock and was recorded as part of other derivatives in the realized and unrealized gains (losses) on financial instruments line, net item. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. The Company’s former investment in and results of Charter, including the Charter warrants, are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. The unrealized loss on other derivatives for the three months ended March 31, 2015 is primarily due to losses on the forward contract on Live Nation shares (see note 4 in the accompanying condensed consolidated financial statements).

Other, net.  Other, net loss for the three months ended March 31, 2014 is primarily the impact of stock issuances at Charter below Liberty's cost basis (primarily from stock option exercises).

Income taxes.    We had an income tax expense for the three months ended March 31, 2015 of $86 million and an income tax benefit of $107 million for the three months ended March 31, 2014.  Tax expense for the three months ended March 31, 2015 was higher than the federal tax rate of 35% due to the effect of a tax law change in the District of Columbia (“D.C.”), which will reduce the allocation of SIRIUS XM’s taxable income in D.C.   As a result of the tax law change, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in an increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.  The primary reason tax expense is less than the federal tax rate of 35% for the three months ended March 31, 2014 was the liquidation of a consolidated partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes.

Net earnings.  We had net earnings of $19 million and $72 million for the three months ended March 31, 2015 2014, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2015, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of March 31, 2015 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Corporate and other	$690	282
SIRIUS XM	$482	—

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

	Three months ended
	March 31,
	2015	2014
Cash Flow Information	amounts in millions
Sirius XM cash provided (used) by operating activities	$310	251
Liberty cash provided (used) by operating activities	5	43
Net cash provided (used) by operating activities	$315	294
Sirius XM cash provided (used) by investing activities	$(34)	(27)
Liberty cash provided (used) by investing activities	178	(84)
Net cash provided (used) by investing activities	$144	(111)
Sirius XM cash provided (used) by financing activities	$58	(238)
Liberty cash provided (used) by financing activities	(26)	(656)
Net cash provided (used) by financing activities	$32	(894)

Liberty's primary use of cash during the three months ended March 31, 2015 (excluding SIRIUS XM's uses of cash) was the repurchase of approximately $58 million of shares of Liberty Series A common stock which was funded through the use of cash on hand (including amounts from the Broadband Spin-Off) and proceeds from the sale of shares Barnes & Noble, Inc. and Viacom, Inc. during the period.  SIRIUS XM's primary uses of cash were the repayment of their outstanding credit facility and the repurchase of outstanding SIRIUS XM common stock.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, the issuance of additional senior notes and cash on hand.

The projected uses of Liberty's cash (excluding SIRIUS XM’s uses of cash) are primarily the investment in existing or new businesses, debt service, capital expenditures and the potential buyback of common stock under the approved share buyback program as well as further repayment of the margin loans. Estimated capital expenditures for the remainder of 2015 include approximately $130 million for the construction of a new ballpark facility and adjacent mixed-use complex,  excluding amounts to be paid for by the Authority.  See note 8 in the accompanying condensed consolidated financial statements for further details. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, and borrowing capacity under margin loans and outstanding credit facilities.  Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. SIRIUS XM's uses of cash are expected to be the payment of debt service costs on outstanding debt, capital expenditures, the repurchases of its common stock in accordance with its approved share buyback program and strategic opportunities.  Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Results of Operations—Businesses

SIRIUS XM Holdings, Inc.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.  SIRIUS XM is also a leader in providing connected vehicle applications and services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  Subscribers to its connected vehicle services are not included in the subscriber count below.  SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which SIRIUS XM acquires the majority of its subscribers.  SIRIUS XM also acquires subscribers through the marketing to owners of factory-installed satellite radios that are not currently subscribing to SIRIUS XM services.  Additionally, SIRIUS XM distributes its radios through retail locations nationwide and through its website.  Satellite radio services are also offered to customers of certain daily rental car companies.  SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly plans.  SIRIUS XM offers discounts for prepaid, longer term subscription plans, as well as multiple subscription discounts.  SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as weather, data and traffic services.  SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of March 31, 2015, SIRIUS XM had 27.7 million subscribers of which 22.9 million were self-pay subscribers and 4.8 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM.  For the three months ended March 31, 2015 and 2014, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of March 31, 2015, there is an approximate 43% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended
	March 31,
	2015 (1)	2014(1)
	amounts in millions
Subscriber revenue	$911	851
Other revenue	170	147
Total revenue	1,081	998
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(403)	(387)
Subscriber acquisition costs	(122)	(123)
Other operating expenses	(13)	(14)
Selling, general and administrative expenses	(145)	(140)
Adjusted OIBDA	398	334
Stock-based compensation	(19)	(18)
Depreciation and amortization	(65)	(68)
Operating income	$314	248

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 7% for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase was primarily attributable to an increase in the daily weighted average number of subscribers and the elimination of certain discounts previously offered to subscribers.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three months ended March 31, 2015, other revenue increased approximately 16% as compared to the corresponding prior year period.  The most significant change in other revenue was the result of an increase in revenue from the U.S. Music Royalty Fee due to an increase in the rate along with an increase in the number of subscribers who pay royalty fees as well as higher revenue generated from SIRIUS XM’s connected vehicle business.  Additionally, advertising revenue increased due to a greater number of advertising spots sold and broadcast along with increased rates per spot.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased approximately 4%  and slightly decreased as a percentage of total revenue for the three months ended March 31, 2015 as compared to the corresponding period  in the prior year. The increase in costs was primarily the result of increased revenue share and royalties which were higher due to greater revenue from increased subscribers subject to royalty and revenue sharing arrangements and an increase in the royalty rate.  Programming and content costs decreased 5% and decreased as a percentage of total revenue for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The decrease was primarily due to the termination of certain agreements.  Additionally, customer service and billing expense increased 1% but decreased as a percentage of total revenue for the three months ended March 31, 2015, as compared to the corresponding period in the prior year.  The increase was primarily due to higher costs associated with SIRIUS XM’s connected vehicle business and a higher subscriber base driving increased transaction fees, partially offset by efficiencies attained in SIRIUS XM’s call centers.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three months ended March 31, 2015, subscriber acquisition costs decreased approximately 1% and slightly decreased as a percentage of revenue. The overall decrease in cost was primarily a result of improved OEM subsidy rates per vehicle and improved chipset subsidy rates, partially offset by increased costs due to a larger number of satellite radio installations in new vehicles.

Other operating expense includes engineering, design and development costs. For the three months ended March 31, 2015,  other operating expense decreased 7% but remained relatively flat as a percentage of total revenue as compared to the corresponding period in the prior year.  The decrease was driven primarily by lower product development costs and expenses related to enhanced subscriber features and functionality for SIRIUS XM’s service.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, facilities costs, finance, legal, human resources, information technology and insurance costs. For the three months ended March 31, 2015, selling, general and administrative expense increased 4% as compared to the corresponding period in the prior year.  The increase in costs was primarily due to higher litigation costs as well as additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, partially offset by lower legal fees and costs due to certain non-recurring transactions during the same period in the prior year.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015
	As		As
	reported	Purchase	reported
	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$911	(4)	907
Other revenue	170	(1)	169
Total revenue	1,081	(5)	1,076
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(403)	11	(392)
Subscriber acquisition costs	(122)	—	(122)
Other operating expenses	(13)	—	(13)
Selling, general and administrative expenses	(145)	—	(145)
Adjusted OIBDA	398	6	404
Stock-based compensation	(19)	(18)	(37)
Depreciation and amortization	(65)	(12)	(77)
Operating income	$314	(24)	290

	Three months ended March 31, 2014

	As		As
	reported	Purchase	reported
	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$851	(10)	841
Other revenue	147	—	147
Total revenue	998	(10)	988
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(387)	11	(376)
Subscriber acquisition costs	(123)	—	(123)
Other operating expenses	(14)	—	(14)
Selling, general and administrative expenses	(140)	—	(140)
Adjusted OIBDA	334	1	335
Stock-based compensation	(18)	(18)	(36)
Depreciation and amortization	(68)	(12)	(80)
Operating income	$248	(29)	219

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
SIRIUS XM	$—	—%	$5,161	5.5%
Corporate and other	$360	1.9%	$1,000	1.4%

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

At March 31, 2015, the fair value of our AFS equity securities was $624 million. Had the market price of such securities been 10% lower at March 31, 2015, the aggregate value of such securities would have been $62 million lower.  Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at March 31, 2015 the aggregate value of such securities would have been $156 million lower.

Item 4.    Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording. The court further determined that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute. However, the Superior Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In November 2014, the United States District Court for the Southern District of New York denied SIRIUS XM’s motion for summary judgment and held that sound recordings fixed before February 15, 1972 were entitled to the benefits of a public performance right under New York law.  SIRIUS XM is appealing the decisions issued by the United States District Court for the Southern District of New York and the Superior Court of the State of California for the County of Los Angeles, and intends to appeal the decision of the United States District Court for the Central District of California.

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

In addition, in August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board (“CRB”) for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages, payment of late fees and interest, and attorneys’ fees and costs.

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

Telephone Consumer Protection Act Suits

SIRIUS XM is a defendant in several purported class action suits, which were commenced in February 2012, January 2013,  January 2015 and April 2015, in the United States District Court for the Eastern District of Virginia, Newport News

Division, the United States District Court for the Southern District of California and the United States District Court for the Northern District of Illinois that allege that SIRIUS XM, or certain call center vendors acting on their behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that SIRIUS XM violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages or, in the alternative, treble damages for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

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

These cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.) and Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044LBLM (S.D. Cal). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

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

A summary of the repurchase activity for the three months ended March 31, 2015 is as follows:

	Series A Liberty Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 -31, 2015	488,748	$34.75	488,748	$ 610	million
February 1 - 28, 2015	517,121	$36.70	517,121	$ 591	million
March 1 - 31, 2015	562,569	$39.06	562,569	$ 569	million
Total	1,568,438		1,568,438

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

10.2	Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015).*
10.3	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2015).*
10.4	Liberty Media Corporation Nonemployee Director Deferred Compensation Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 8, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 8, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

10.2	Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015).*
10.3	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2015).*
10.4	Liberty Media Corporation Nonemployee Director Deferred Compensation Plan.*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith