Form 10-Q
period 2015-06-30
Liberty Media Corp
filed 2015-08-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2015 was:

Series A common stock	102,068,624
Series B common stock	9,873,972
Series C common stock	223,571,881

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$790	681
Trade and other receivables, net	332	235
Short term marketable securities (note 4)	51	199
Deferred income tax assets	957	931
Other current assets	348	270
Total current assets	2,478	2,316
Investments in available-for-sale securities and other cost investments (note 5)	654	816
Investments in affiliates, accounted for using the equity method (note 6)	752	851

Property and equipment, at cost	2,321	2,215
Accumulated depreciation	(604)	(501)
	1,717	1,714
Intangible assets not subject to amortization (note 7):
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 7)	1,125	1,166
Other assets, at cost, net of accumulated amortization	367	326
Total assets	$31,111	31,207

 (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2015	December 31, 2014
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$939	712
Current portion of debt	258	257
Deferred revenue	1,756	1,641
Other current liabilities	17	40
Total current liabilities	2,970	2,650
Long-term debt, including $941 million and $990 million measured at fair value at June 30, 2015 and December 31, 2014, respectively (note 8)	6,299	5,595
Deferred income tax liabilities	2,529	2,438
Other liabilities	354	348
Total liabilities	12,152	11,031
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,061,485 shares at June 30, 2015 and 104,505,449 shares at December 31, 2014	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,873,972 shares at June 30, 2015 and December 31, 2014	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 223,561,046 shares at June 30, 2015 and 228,781,948 shares December 31, 2014	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(40)	(21)
Retained earnings	11,112	11,416
Total stockholders' equity	11,075	11,398
Noncontrolling interests in equity of subsidiaries	7,884	8,778
Total equity	18,959	20,176
Commitments and contingencies (note 9)
Total liabilities and equity	$31,111	31,207

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Revenue:
Subscriber revenue	$936	869	1,843	1,710
Other revenue	286	291	460	461
Total revenue	1,222	1,160	2,303	2,171
Operating costs and expenses, including stock based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	331	201	544	396
Programming and content	61	62	123	128
Customer service and billing	94	90	186	182
Other	34	34	65	64
Subscriber acquisition costs	137	124	259	247
Other operating expense	103	111	133	155
Selling, general and administrative	199	215	401	431
Depreciation and amortization	92	92	176	182
	1,051	929	1,887	1,785
Operating income (loss)	171	231	416	386
Other income (expense):
Interest expense	(83)	(62)	(160)	(115)
Share of earnings (losses) of affiliates, net (note 6)	—	(12)	(37)	(47)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	40	25	12	(40)
Other, net	6	(1)	8	(38)
	(37)	(50)	(177)	(240)
Earnings (loss) before income taxes	134	181	239	146
Income tax (expense) benefit	(35)	(75)	(121)	32
Net earnings (loss)	99	106	118	178
Less net earnings (loss) attributable to the noncontrolling interests	38	56	76	106
Net earnings (loss) attributable to Liberty stockholders	$61	50	42	72

Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3)	$0.18	0.15	0.12	0.21
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3)	$0.18	0.14	0.12	0.21

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Net earnings (loss)	$99	106	118	178
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(31)	—	(31)	—
Unrealized holding gains (losses) arising during the period	—	—	—	(3)
Share of other comprehensive earnings (loss) of equity affiliates	5	2	(2)	5
Other comprehensive earnings (loss)	(26)	2	(33)	2
Comprehensive earnings (loss)	73	108	85	180
Less comprehensive earnings (loss) attributable to the noncontrolling interests	24	56	62	106
Comprehensive earnings (loss) attributable to Liberty stockholders	$49	52	23	74

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings	$118	178
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	176	182
Stock-based compensation	91	98
Excess tax benefit from stock-based compensation	(35)	(12)
Share of (earnings) loss of affiliates, net	37	47
Realized and unrealized (gains) losses on financial instruments, net	(12)	40
Losses (gains) on dilution of investment in affiliate	1	54
Deferred income tax expense (benefit)	81	(61)
Other, net	14	(8)
Changes in operating assets and liabilities
Current and other assets	(156)	(55)
Payables and other liabilities	367	101
Net cash provided (used) by operating activities	682	564
Cash flows from investing activities:
Investments in and loans to cost and equity investees	—	(169)
Cash proceeds from sale of investments	149	247
Cash (paid) for acquisitions, net of cash acquired	—	(47)
Proceeds (payments) on financial instruments, net	(19)	—
Capital expended for property and equipment	(139)	(111)
Purchases of short term investments and other marketable securities	(32)	(292)
Sales of short term investments and other marketable securities	180	67
Other investing activities, net	(22)	36
Net cash provided (used) by investing activities	117	(269)
Cash flows from financing activities:
Borrowings of debt	1,343	1,948
Repayments of debt	(661)	(1,573)
Repurchases of Liberty common stock	(300)	—
Subsidiary shares repurchased by subsidiary	(1,084)	(946)
Funding of subsidiary share repurchase program	—	(246)
Excess tax benefit from stock-based compensation	35	12
Taxes paid in lieu of shares issued for stock-based compensation	(27)	(12)
Other financing activities, net	4	—
Net cash provided (used) by financing activities	(690)	(817)
Net increase (decrease) in cash and cash equivalents	109	(522)
Cash and cash equivalents at beginning of period	681	1,088
Cash and cash equivalents at end of period	$790	566

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2015

	Stockholders' equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	1	—	2	—	(21)	11,416	8,778	20,176
Net earnings	—	—	—	—	—	—	42	76	118
Other comprehensive loss	—	—	—	—	—	(19)	—	(14)	(33)
Stock-based compensation	—	—	—	—	58	—	—	32	90
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(27)	—	—	—	(27)
Excess tax benefits on stock-based compensation	—	—	—	—	27	—	—	—	27
Series A Liberty stock repurchases	—	—	—	—	(300)	—	—	—	(300)
Shares repurchased by subsidiary	—	—	—	—	(84)	—	—	(1,010)	(1,094)
Shares issued by subsidiary	—	—	—	—	(22)	—	—	22	—
Reclassification (note 1)	—	—	—	—	346	—	(346)	—	—
Other	—	—	—	—	2	—	—	—	2
Balance at June 30, 2015	$—	1	—	2	—	(40)	11,112	7,884	18,959

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method but does not believe the standard will significantly impact its financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under GAAP with the presentation under comparable International Financial Reporting Standards. The amendments in this new accounting standard are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  We plan to adopt this new guidance in the fourth quarter of 2015.  The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures but other than a reclassification of deferred loan costs on the consolidated balance sheets, the Company does not believe that the standard will significantly impact its financial statements and related disclosures.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As a result of the Broadband Spin-Off (defined below) and repurchases of Series A common stock, the Company’s additional paid-in capital balance was in a deficit position as of June 30, 2015. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($346 million) to retained earnings as of June 30, 2015.

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, TripCo and Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, TripCo and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo and Liberty Broadband pay an annual fee for the provision

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo and Liberty Broadband.  Under these various agreements approximately $6 million of these allocated expenses were reimbursed to Liberty during each of the three months ended June 30, 2015 and 2014,  and $12 million and $8 million for the six months ended June 30, 2015 and 2014, respectively.  Under the Lease Agreement, Starz leases its corporate headquarters from Liberty.  The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	5	8	9
Customer service and billing	2	1	3	2
Other	2	2	4	4
Other operating expense	4	4	8	8
Selling, general and administrative	35	37	68	75
	$47	49	91	98

During the six months ended June 30, 2015, the Company granted a total of approximately 2.4 million options to purchase shares of Series C common stock. A portion of the options granted was comprised of 676 thousand options with a weighted average grant-date fair value (“GDFV”) of $10.86 per share that vest annually over 3 years and 1.3 million options with a weighted average GDFV of $15.52 per share that vest 50% each on December 31, 2019 and 2020.

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

The Company did not grant any options to purchase Series A or Series B common stock during the six months ended June 30, 2015.

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

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	3,207	$23.21
Granted	—	$—
Exercised	(316)	$22.34
Forfeited/Cancelled	(2)	$32.29
Outstanding at June 30, 2015	2,889	$23.30	3.7	years	$37
Exercisable at June 30, 2015	2,430	$23.10	3.6	years	$31

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	9,833	$26.71
Granted	2,362	$38.29
Exercised	(619)	$22.01
Forfeited/Cancelled	(5)	$32.20
Outstanding at June 30, 2015	11,571	$29.33	5.3	years	$82
Exercisable at June 30, 2015	4,928	$22.81	3.6	years	$65

As of June 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $75 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.8 years.

As of June 30, 2015, Liberty reserved 14.5 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM - Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the six months ended June 30, 2015. As of June 30, 2015, SIRIUS XM has approximately 250 million options outstanding of which approximately 102 million are exercisable, each with a weighted-average exercise price per share of $2.77 and $2.27, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of June 30, 2015 is $257 million and $165 million, respectively. The stock-based compensation related to SIRIUS XM was $37 million and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

$35 million for the three months ended June 30, 2015 and 2014, respectively and $74 million and $71 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $168 million.  The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

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

Excluded from diluted EPS for the three and six months ended June 30, 2015 are 22 million potential common shares because their inclusion would be antidilutive.

	Liberty Common Stock
	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	numbers of shares in millions
Basic EPS	339	340	341	341
Potentially dilutive shares	3	3	4	4
Diluted EPS	342	343	345	345

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2015			December 31, 2014
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$449	449	—	507	507	—
Short term marketable securities	$51	—	51	199	—	199
Available-for-sale securities	$604	554	50	769	691	78
Financial instrument assets	$305	134	171	305	96	209
Debt	$941	—	941	990	—	990

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$9	78	(22)	63
Cash convertible notes (a)	49	(82)	49	(23)
Change in fair value of bond hedges (a)	(46)	4	(38)	(88)
Other derivatives (b)	28	25	23	8
	$40	25	12	(40)

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

(b)

Derivatives are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. The counterparty has acquired 11.2 million shares of Live Nation common stock through June 30, 2015 at a volume weighted average share price of $23.71 per share. Prior to the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

contract’s original expiration during March 2015, the Company extended the contract through September 2015. Upon expiration of the contract, Liberty has the option to cash settle the contract.

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

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	June 30,	December 31,
	2015	2014
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$372	363
Viacom, Inc. (b)	120	273
Other equity securities (a)	63	55
Other debt securities	25	54
Total Fair Value Option Securities	580	745
AFS and cost investments
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS and cost investments	50	47
Total AFS and cost investments	74	71
	$654	816

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of June 30, 2015.
(b)	During the six months ended June 30, 2015, Liberty sold 1.8 million shares of Viacom common stock for approximately $122 million in proceeds.

Unrealized Holding Gains and Losses

There were no  unrealized holding gains and losses related to investments in AFS securities as of June 30, 2015 or December 31, 2014.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2015 and the carrying amount at December 31, 2014:

	June 30, 2015			December 31, 2014
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Live Nation (a)	27%	$1,477	$375	396
SIRIUS XM Canada	37%	$204	176	237
Other	various	NA	201	218
			$752	851

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended			Six months ended
	June 30,			June 30,
	2015		2014	2015	2014
	amounts in millions
Charter (b)	$	NA	(25)	NA	(53)
Live Nation (a)		1	11	(17)	(3)
SIRIUS XM Canada		3	—	(4)	1
Other		(4)	2	(16)	8
		$—	(12)	(37)	(47)

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of June 30, 2015.
(b)

As discussed in note 1, Liberty’s investment in Charter was spun off as part of the Broadband Spin-Off, which was completed on November 4, 2014. Our share of losses related to Charter included $13 million and $32 million of losses due to the amortization of the excess basis of our investment during the three and six months ended June 30, 2014, respectively,

Charter Communications, Inc.

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter (including warrants on an as if converted basis) at the time of purchase, and a price per share of $95.50. Liberty accounted for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash on hand and debt (as discussed in note 8).  During the three and six months ended June 30, 2014, in addition to Liberty’s share of losses of Charter the Company recognized $4 million and $50 million in losses, respectively, due to warrant and stock option exercises at Charter below Liberty's book basis per share. Dilution losses are included in the other, net line in the accompanying condensed consolidated statements of operations. As discussed in note 1, Liberty’s investment in Charter was spun off to stockholders as part of the Broadband Spin-Off, which was completed on November 4, 2014. Liberty ceased recording the results of Charter in its financial statements as of the date of the completion of the Broadband Spin-Off.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Canada

In 2005, SIRIUS XM entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. SIRIUS XM receives a percentage based royalty for certain types of subscription revenue earned by SIRIUS XM Canada each month for the distribution of Sirius and XM channels, royalties for activation fees and reimbursement for other charges. At June 30, 2015, SIRIUS XM has approximately $5 million and $12 million in current and noncurrent related party liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet.  Additionally, SIRIUS XM has approximately $4 million in current related party assets at June 30, 2015 due to programming and chipset costs for which SIRIUS XM Canada reimburses SIRIUS XM that are recorded in other current assets in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $13 million in revenue for each of the three months ended June 30, 2015 and 2014 and $26 million and $24 million for the six months ended June 30, 2015 and 2014, respectively, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.  SIRIUS XM Canada declared dividends to SIRIUS XM of $4 million and $30 million during the three months ended June 30, 2015 and 2014 and $8 million and $34 million during the six months ended June 30, 2015 and 2014, respectively.

(7)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the six months ended June 30, 2015.

Intangible Assets Subject to Amortization

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(151)	687	838	(122)	716
Licensing agreements	316	(66)	250	316	(52)	264
Other	563	(375)	188	532	(346)	186
Total	$1,717	(592)	1,125	1,686	(520)	1,166

Amortization expense for intangible assets with finite useful lives was $40 million and $41 million for the three months ended June 30, 2015 and 2014, respectively, and $72 million and $77 million for the six months ended June 30, 2015 and 2014, respectively. Based on its amortizable intangible assets as of June 30, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2015	$74
2016	$152
2017	$142
2018	$102
2019	$99

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2015	2015	2014
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	941	990
Margin Loans	250	250	250
Subsidiary notes and loans
SIRIUS XM 5.875% Senior Notes due 2020	650	644	644
SIRIUS XM 5.75% Senior Notes due 2021	600	595	595
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	407	407
SIRIUS XM 4.25% Senior Notes due 2020	500	496	496
SIRIUS XM 4.625% Senior Notes due 2023	500	495	495
SIRIUS XM 6% Senior Notes due 2024	1,500	1,484	1,484
SIRIUS XM 5.375% Senior Notes due 2025	1,000	989	—
SIRIUS XM Credit Facility	—	—	380
Other subsidiary debt	256	256	111
Total debt	$6,656	6,557	5,852
Less debt classified as current		(258)	(257)
Total long-term debt		$6,299	5,595

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.  The initial conversion rate for the Convertible Notes was 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock.  During the year ended December 31, 2014, in connection with the issuance of Series C common stock and the Broadband Spin-Off, as discussed in note 1, the conversion rate was adjusted to 21.0859 shares of Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Liberty Series A common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our  Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions.  Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of June 30, 2015, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the number of shares of Liberty Series A common stock initially underlying the Convertible Notes.  The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which corresponded to the initial conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Liberty Series C common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Liberty Series A common stock and the strike price was adjusted to $47.43 per share of Liberty Series A common stock, which corresponds to the adjusted conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction.  The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets, at cost, net of accumulated amortization as of June 30, 2015 and December 31, 2014 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

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

$1 Billion Margin Loan due 2015

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties with incremental borrowings through the prior year end. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bore interest equal to the three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement and such assets and available credit were not available to satisfy the debts and other obligations of Liberty and its other subsidiaries. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan was  LIBOR plus 2% which did not change during the duration of the period that the loan was outstanding.  Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. Additionally, up to $1 billion in loans may have been extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.  During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit.  The term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based on value of collateral) with the undrawn portion carrying a fee of 0.75%. As of December 31,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2014, shares of SIRIUS XM, Live Nation, Time Warner, Inc. and Viacom, Inc. common stock were pledged as collateral pursuant to this agreement. Due to the sale of shares of Viacom, Inc. held by Liberty during the six months ended months ended June 30, 2015 (note 5), shares of Viacom, Inc. are no longer pledged as collateral pursuant to this agreement as of June 30, 2015. Borrowings outstanding under this margin loan bear interest at a rate of 2.03% per annum at June 30, 2015.  The maturity of the new arrangement is October 28, 2015.  Other terms of the loan are substantially similar to the previous arrangement. As of June 30, 2015, availability under the revolving line of credit was $750 million.

As of June 30, 2015, the values of shares pledged as collateral pursuant to the $1 billion margin loan due 2015 is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	June 30, 2015	June 30, 2015
	amounts in millions
SIRIUS XM	150.0	$560
Live Nation	12.0	$330
Time Warner, Inc.	3.6	$316
Time, Inc.	0.5	$12

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

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. In June 2015, SIRIUS XM amended the agreement to increase the total borrowing capacity under the Credit Facility to $1,750 million and to extend the maturity to June 2020. The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which as of June 30, 2015 was 0.30% per annum and is payable on a quarterly basis.

As of June 30, 2015, availability under the Credit Facility was $1,750 million.

Other subsidiary debt

Other subsidiary debt is comprised of SIRIUS XM capital leases and other borrowings at ANLBC.  In 2014, ANLBC, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark.  The new facility is expected to cost approximately $672 million and ANLBC expects to spend approximately $50 million in other costs and equipment related to the new ballpark.  Funding for the ballpark will be split between ANLBC, Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority. Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County (collectively the “Authority”) will be responsible for funding $392 million of ballpark related construction and ANLBC will be responsible for remainder of cost, including cost overruns.  Cobb-Marietta Coliseum and Exhibit Hall Authority will issue $368 million in bonds that are expected to close and fund in the second half of 2015, based on court rulings which validated the financing

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

during June 2015.  In order to maintain an April 2017 opening of the ballpark, ANLBC agreed to advance funds to cover project related costs until the Cobb-Marietta Coliseum and Exhibit Hall Authority bonds are funded.  Funding for ballpark initiatives by ANLBC has come from cash reserves and utilization of two credit facilities with a capacity of $350 million. As of June 30, 2015, ANLBC has borrowed approximately $185 million under these two facilities.

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

In addition, ANLBC through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The estimated cost for mixed-use development is $452 million, of which ANLBC affiliated entities are expected to fund approximately $363 million through a mix of debt and equity.

As of June 30, 2015, approximately $169 million has been spent to-date on the baseball facility and mixed-use development, a portion of which is expected to be reimbursed.

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

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2015
SIRIUS XM 5.875% Senior Notes due 2020	$674
SIRIUS XM 5.75% Senior Notes due 2021	$615
SIRIUS XM 5.25% Senior Secured Notes due 2022	$421
SIRIUS XM 4.25% Senior Notes due 2020	$497
SIRIUS XM 4.625% Senior Notes due 2023	$473
SIRIUS XM 6% Senior Notes due 2024	$1,537
SIRIUS XM 5.375% Senior Notes due 2025	$964

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at June 30, 2015.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2015 aggregated $343 million, which is payable as follows: $64 million in 2015,  $59 million in 2016,  $61 million in 2017,  $54 million in 2018 and $105 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants.  On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal.  Vivendi has filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit, and, in that court, Liberty intends to seek a higher rate of pre-judgment interest than what the district court awarded.  The matter has been fully briefed and oral argument before the Second Circuit is expected prior to the end of 2015. The amount that Liberty may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by Liberty will not be reflected in our financial statements until such time as the final disposition of this matter has been reached.

In August and September 2013, SIRIUS XM was  named as a defendant in three class action suits and one additional suit, which challenge the use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law.  The plaintiffs in each of these suits purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief.

These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-23182-DPG (S.D. Fla.), and Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-5784-CM (S.D.N.Y.) (collectively, the “Flo & Eddie  Cases”), and Capitol Records LLC et al. v. Sirius XM Radio Inc., No. BC-520981 (Super. Ct. L.A. County) (the “Capitol Records  Case”). Each of the three Flo & Eddie Cases are in different procedural postures: a class has been certified in the case pending in the Central District of California and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM has filed a motion seeking interlocutory appeal of that decision, SIRIUS XM was granted summary judgment in the case pending in the Southern District of Florida and the plaintiffs have filed a notice to appeal that decision, and in the case pending in the Southern District of New York SIRIUS XM has been granted the right to appeal the trial court’s denial of its motion for summary judgment. Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

In June 2015, SIRIUS XM entered into a settlement agreement with the plaintiffs in the Capitol Records  Case, Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc., to settle the case in its entirety (the “Capitol Settlement”).    Pursuant to the settlement agreement, SIRIUS XM agreed to pay the plaintiffs, in the aggregate, $210 million and the plaintiffs will dismiss the case with prejudice. SIRIUS XM paid the settlement amount during July 2015. The settlement resolves all past claims as to SIRIUS XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables SIRIUS XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, SIRIUS XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast pre-1972 recordings owned or controlled by the plaintiffs from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration.  The plaintiffs have represented and warranted to SIRIUS XM that in the United States they own, control or otherwise have the right to settle with respect to approximately 80% of the pre-1972 recordings SIRIUS XM has historically played.

Pursuant to the Capitol Settlement, SIRIUS XM recorded  a $210 million liability, which is included in the Accounts payable and accrued expenses line item within the unaudited condensed consolidated balance sheet as of June 30, 2015 and recognized approximately $108 million to Revenue share and royalties within the unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2015.  The amount recognized during the current period relates to SIRIUS XM’s use of pre-1972 sound recordings prior to June 30, 2015. Of the remaining $102 million of the settlement, approximately $39 million was recorded to Other current assets and approximately $63 million was recorded to Other long-term assets within the unaudited condensed consolidated balance sheets as of June 30, 2015, which will be amortized to Revenue share and royalties within the unaudited condensed consolidated statement of operations over the future service period of July 2015 through December 2017.

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

SIRIUS XM is also a defendant in several purported class action suits, which were commenced in February 2012, January 2013, January 2015,  April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

that allege that SIRIUS XM, or certain call center vendors acting on its behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that SIRIUS XM violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. Plaintiffs in certain of these suits have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer these purported class actions, and other allegedly related cases, to the United States District Court for the Northern District of Illinois for consolidated or coordinated pretrial proceedings. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the six months ended June 30, 2015, the Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.

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

Performance Measures

	Three months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$1,119	420	1,025	369
Corporate and other	103	(2)	135	3
	$1,222	418	1,160	372

	Six months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$2,195	824	2,013	704
Corporate and other	108	(33)	158	(38)
	$2,303	791	2,171	666

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2015
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
SIRIUS XM	$28,169	176	61
Corporate and other	2,942	576	78
	$31,111	752	139

The following table provides a reconciliation of segment Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$418	372	791	666
Legal settlement (note 9)	(108)	—	(108)	—
Stock-based compensation	(47)	(49)	(91)	(98)
Depreciation and amortization	(92)	(92)	(176)	(182)
Interest expense	(83)	(62)	(160)	(115)
Share of earnings (losses) of affiliates, net	—	(12)	(37)	(47)
Realized and unrealized gains (losses) on financial instruments, net	40	25	12	(40)
Other, net	6	(1)	8	(38)
Earnings (loss) from continuing operations before income taxes	$134	181	239	146

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

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is also our principal reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s  Internet radio service, including through applications for mobile devices.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
SIRIUS XM	$1,119	1,025	2,195	2,013
Corporate and other	103	135	108	158
	$1,222	1,160	2,303	2,171
Adjusted OIBDA
SIRIUS XM	$420	369	824	704
Corporate and other	(2)	3	(33)	(38)
	$418	372	791	666
Operating Income (Loss)
SIRIUS XM	$194	255	484	474
Corporate and other	(23)	(24)	(68)	(88)
	$171	231	416	386

Revenue.    Our consolidated revenue increased $62 million and $132 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year.  The increase was primarily due to revenue growth at SIRIUS XM ($94 million and $182 million for the three and six months ended June 30, 2015, respectively).  The increase in revenue at SIRIUS XM was partially offset by a $13 million and $14 million decline in revenue from ANLBC during the three and six months ended June 30, 2015, respectively, primarily due to lower game attendance, decreased concession sales and fewer games played during the three and six months ended June 30, 2015 as compared to the corresponding periods in the prior year. Additionally, no revenue was recognized from TruePosition during the current period as a result of the Broadband Spin-Off. See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM, including a discussion of the SIRIUS XM results on a comparative basis.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes. As separately reported in note 9 of the accompanying condensed consolidated financial statements, the $108 million SIRIUS XM legal settlement related to the Capitol Records Case recognized during the current period has been excluded from Adjusted OIBDA for the three and six months ended June 30, 2015. The remaining $102 million of the settlement associated with the future use of pre-1972 sound recordings will be included as a component of Adjusted OIBDA in future periods as a cost of subscriber services.

Consolidated Adjusted OIBDA increased $46 million and $125 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase in SIRIUS XM Adjusted OIBDA  ($51 million and $120 million for the three and six months ended June 30, 2015) was partially offset by a decline in ANLBC Adjusted OIBDA for the three and six months ended June 30, 2015. The decline in ANLBC Adjusted OIBDA is primarily the result of decreased revenue. Additionally, Adjusted OIBDA was positively impacted during the current period as TruePosition, which had an Adjusted OIBDA loss during the prior period, is no longer a consolidated subsidiary in the current period as a result of the Broadband Spin-Off. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

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

We recorded $91 million and $98 million of stock compensation expense for the six months ended June 30, 2015 and 2014, respectively. The decrease in stock compensation expense is primarily due to a decrease in the Company’s corporate and ANLBC stock-based compensation expense, partially offset by an increase in SIRIUS XM stock compensation expense.  As of June 30, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $75 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.8 years.  Additionally, as of June 30, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $168 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

Operating income.    Our consolidated operating income decreased $60 million and increased $30 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period is primarily due to the $108 million SIRIUS XM legal settlement during the period, which is offset in the six month period due to improved operating results at SIRIUS XM during the period. Additionally, operating income was impacted for both the three and six months ended June 30, 2015 as the results from TruePosition are not included in the current period as a result of the Broadband Spin-Off.  See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Other income (expense):
Interest expense	$(83)	(62)	(160)	(115)
Share of earnings (losses) of affiliates, net	—	(12)	(37)	(47)
Realized and unrealized gains (losses) on financial instruments, net	40	25	12	(40)
Other, net	6	(1)	8	(38)
	$(37)	(50)	(177)	(240)

Interest expense.    Consolidated interest expense increased $21 million and $45 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to an increase in the average amount of SIRIUS XM and other subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended			Six months ended
	June 30,			June 30,
	2015		2014	2015	2014
	amounts in millions
Charter	$	NA	(25)	NA	(53)
Live Nation		1	11	(17)	(3)
SIRIUS XM Canada		3	—	(4)	1
Other		(4)	2	(16)	8
		$—	(12)	(37)	(47)

Our share of losses related to Charter included $13 million  and $32 million of losses due to the amortization of the excess basis of our investment for the three and six months ended June 30, 2014, respectively.  As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. As of the date of the completion of the Broadband Spin-Off, the Company’s former investment in and results of Charter are no longer included in the results of Liberty.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$9	78	(22)	63
Cash convertible notes	49	(82)	49	(23)
Change in fair value of bond hedges	(46)	4	(38)	(88)
Other derivatives	28	25	23	8
	$40	25	12	(40)

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

Liberty obtained Charter warrants in the second quarter of 2013.  These warrants were marked to fair value based on the trading price of Charter and other observable market data as the significant inputs.  The change in fair value was primarily driven by the change in the trading price of the Charter common stock and was recorded as part of other derivatives in the realized and unrealized gains (losses) on financial instruments line, net item. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. The Company’s former investment in and results of Charter, including the Charter warrants, are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. The unrealized gain on other derivatives for the three and six months ended June 30, 2015 is primarily due to gains on the forward contract on Live Nation shares (see note 4 in the accompanying condensed consolidated financial statements).

Other, net.    Other, net loss for the six months ended June 30, 2014 is primarily the impact of stock issuances at Charter below Liberty's cost basis (primarily from stock option exercises).

Income taxes.    We had income tax expense for the three and six months ended June 30, 2015 of $35 million and $121 million, respectively.  We had income tax expense for the three months ended June 30, 2014 of $75 million and an income tax benefit for the six months ended June 30, 2014 of $32 million, respectively. Tax expense for the three months ended June 30, 2015 was lower than the federal tax rate of 35% due to the effect of a tax law change in New York City (“NYC”) during the period which will allow SIRIUS XM to utilize additional NYC net operating losses in the future, resulting in an increase in SIRIUS XM’s deferred tax assets. Tax expense for the six months ended June 30, 2015 was higher than the federal tax rate of 35% due to the effect of a tax law change in the District of Columbia (“D.C.”) during the first quarter of 2015, which will reduce the allocation of SIRIUS XM’s taxable income in D.C.  As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in an increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.  The primary reason for the tax benefit for the six months ended June 30, 2014 was the liquidation of a consolidated partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes.

Net earnings.  We had net earnings of $99 million and $118 million for the three and six months ended June 30, 2015, respectively, and we had net earnings of $106 million and $178 million for the three and six months ended June 30, 2014 respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2015, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of June 30, 2015 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Corporate and other	$496	252
SIRIUS XM	$294	—

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

	Six months ended
	June 30,
	2015	2014
Cash Flow Information	amounts in millions
Sirius XM cash provided (used) by operating activities	$712	592
Liberty cash provided (used) by operating activities	(30)	(28)
Net cash provided (used) by operating activities	$682	564
Sirius XM cash provided (used) by investing activities	$(65)	(33)
Liberty cash provided (used) by investing activities	182	(236)
Net cash provided (used) by investing activities	$117	(269)
Sirius XM cash provided (used) by financing activities	$(501)	(524)
Liberty cash provided (used) by financing activities	(189)	(293)
Net cash provided (used) by financing activities	$(690)	(817)

Liberty's primary use of cash during the six months ended June 30, 2015 (excluding SIRIUS XM's uses of cash)  was the repurchase of approximately $300 million of shares of Liberty Series A and Series C common stock which was funded through the use of cash on hand (including amounts from the Broadband Spin-Off) and proceeds from the sale of shares of Barnes & Noble, Inc. and Viacom, Inc. during the period.  SIRIUS XM's primary uses of cash were the repayment of their outstanding credit facility and the repurchase of outstanding SIRIUS XM common stock.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, the issuance of additional senior notes and cash on hand.

The projected uses of Liberty's cash (excluding SIRIUS XM’s uses of cash) are primarily the investment in existing or new businesses, debt service, capital expenditures and the potential buyback of common stock under the approved share buyback program as well as further repayment of the margin loans. Estimated capital expenditures for the remainder of 2015 include approximately $140 million for the construction of a new ballpark facility and adjacent mixed-use complex,  excluding amounts to be paid for by the Authority.  See note 8 in the accompanying condensed consolidated financial statements for further details. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, and borrowing capacity under margin loans and outstanding credit facilities.  Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. SIRIUS XM's uses of cash are expected to be the payment of debt service costs on outstanding debt, capital expenditures, the repurchases of its common stock in accordance with its approved share buyback program and strategic opportunities.  Additionally, SIRIUS XM has agreed to pay the plaintiffs in the Capitol Records Case the settlement amount of $210 million during July 2015. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Results of Operations—Businesses

SIRIUS XM Holdings, Inc.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s  Internet radio service, including through applications for mobile devices.  SIRIUS XM is also a leader in providing connected vehicle services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  Subscribers to its connected vehicle services are not included in the subscriber count below.  SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which SIRIUS XM acquires the majority of its subscribers.  SIRIUS XM also acquires subscribers through the marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM services.  Additionally, SIRIUS XM distributes its radios through retail locations nationwide and through its website.  Satellite radio services are also offered to customers of certain daily rental car companies.  SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly plans.  SIRIUS XM offers discounts for prepaid, longer term subscription plans, as well as multiple subscription discounts.  SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, data and traffic services.  SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of June 30, 2015, SIRIUS XM had 28.4 million subscribers of which 23.4 million were self-pay subscribers and 5.0 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM.  For the three and six months ended June 30, 2015 and 2014, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of June 30, 2015, there is an approximate

41% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015 (1)	2014(1)	2015 (1)	2014(1)
	amounts in millions
Subscriber revenue	$940	879	1,851	1,730
Other revenue	183	156	353	303
Total revenue	1,123	1,035	2,204	2,033
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(413)	(389)	(816)	(776)
Subscriber acquisition costs	(137)	(124)	(259)	(247)
Other operating expenses	(14)	(14)	(27)	(28)
Selling, general and administrative expenses	(145)	(139)	(290)	(279)
Adjusted OIBDA	414	369	812	703
Legal settlement	(108)	—	(108)	—
Stock-based compensation	(20)	(18)	(39)	(36)
Depreciation and amortization	(67)	(67)	(132)	(135)
Operating income	$219	284	533	532

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 7% for both the three and six months ended June 30, 2015 as compared to the corresponding periods in the prior year. The increase was primarily attributable to an increase in the daily weighted average number of subscribers, partially offset by subscription discounts offered through customer acquisition and retention programs.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For both the three and six months ended June 30, 2015, other revenue increased approximately 17% as compared to the corresponding prior year periods.  The most significant change in other revenue was the result of an increase in revenue from the U.S. Music Royalty Fee due to an increase in the rate along with an increase in the number of subscribers who pay royalty fees as well as higher revenue generated from SIRIUS XM’s connected vehicle business.  Additionally, advertising revenue increased due to a greater number of advertising spots sold and broadcast along with increased rates per spot.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service. The cost of subscriber service increased approximately 6%  and slightly decreased as a percentage of total revenue and increased approximately 5% and slightly decreased as a percentage of total revenue for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods  in  the prior year. The increase in costs was due to increased revenue share and royalties which were higher due to greater revenue from increased subscribers subject to royalty and revenue sharing arrangements and an increase in the royalty rate.  Programming and content costs slightly decreased and decreased as a percentage of total revenue for the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year. The decrease was primarily due to the termination of certain agreements.  Additionally, customer service and billing expense slightly increased but decreased as a percentage of total revenue for the three and six months ended June 30, 2015,  as compared to the corresponding periods in the prior year.  The increase in costs was primarily due to a higher subscriber base driving increased transaction fees and higher personnel related costs, partially offset by efficiencies attained in SIRIUS XM’s call centers.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and

provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three and six months ended June 30, 2015, subscriber acquisition costs increased approximately 10% and 5%, respectively, and remained flat as a percentage of revenue for all periods.  Increased costs related to a larger number of satellite radio installations in new vehicles were partially offset by improved OEM and chipset subsidy rates per vehicle.

Other operating expense includes engineering, design and development costs. For the three months ended June 30, 2015,  other operating expense remained relatively flat in total and as a percentage of total revenue as compared to the corresponding period in the prior year.  For the six months ended June 30, 2015, other operating expense decreased 4% but remained relatively flat as a percentage of total revenue as compared to the corresponding period in the prior year. The decrease for the six month period was driven primarily by lower personnel costs.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, executive management, facilities costs, finance, legal, human resources, information technology and insurance costs. For both the three and six months ended June 30, 2015, selling, general and administrative expense increased 4%, as compared to the corresponding period in the prior year.  The increase in costs was primarily due to higher personnel costs, the timing of certain OEM marketing campaigns and additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, partially offset by lower litigation costs as well as lower legal fees and costs due to certain non-recurring transactions during the same periods in the prior year.

Legal settlement is due to an expense of $108 million recorded for the portion of the $210 million Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to June 30, 2015. The $108 million recognized during the current period is included in the Revenue share and royalties line item in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 but has been excluded from Adjusted OIBDA for the corresponding periods as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. The remaining $102 million of the settlement will be recorded as a component of Adjusted OIBDA in future periods through December 2017, as the ongoing amount is considered to be a part of the Company’s normal operations.

Stock-based compensation remained relatively flat during the three and six months ended June 30, 2015 as compared to the corresponding periods in the prior year.

Depreciation and amortization remained relatively flat during the three and six months ended June 30, 2015 as compared to the corresponding periods in the prior year.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty  for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015			Six months ended June 30, 2015
	As		As	As		As
	reported	Purchase	reported	reported	Purchase	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$940	(5)	935	1,851	(9)	1,842
Other revenue	183	1	184	353	—	353
Total revenue	1,123	(4)	1,119	2,204	(9)	2,195
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(413)	10	(403)	(816)	21	(795)
Subscriber acquisition costs	(137)	—	(137)	(259)	—	(259)
Other operating expenses	(14)	—	(14)	(27)	—	(27)
Selling, general and administrative expenses	(145)	—	(145)	(290)	—	(290)
Adjusted OIBDA	414	6	420	812	12	824
Legal settlement	(108)	—	(108)	(108)	—	(108)
Stock-based compensation	(20)	(17)	(37)	(39)	(35)	(74)
Depreciation and amortization	(67)	(14)	(81)	(132)	(26)	(158)
Operating income	$219	(25)	194	533	(49)	484

	Three months ended June 30, 2014			Six months ended June 30, 2014

	As		As	As		As
	reported	Purchase	reported	reported	Adjustment	reported
	by	Accounting	by	by	for Purchase	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Accounting	Liberty
	amounts in millions
Subscriber revenue	$879	(10)	869	1,730	(20)	1,710
Other revenue	156	—	156	303	—	303
Total revenue	1,035	(10)	1,025	2,033	(20)	2,013
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(389)	10	(379)	(776)	21	(755)
Subscriber acquisition costs	(124)	—	(124)	(247)	—	(247)
Other operating expenses	(14)	—	(14)	(28)	—	(28)
Selling, general and administrative expenses	(139)	—	(139)	(279)	—	(279)
Adjusted OIBDA	369	—	369	703	1	704
Stock-based compensation	(18)	(17)	(35)	(36)	(35)	(71)
Depreciation and amortization	(67)	(12)	(79)	(135)	(24)	(159)
Operating income	$284	(29)	255	532	(58)	474

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
SIRIUS XM	$—	—%	$5,167	5.5%
Corporate and other	$489	1.8%	$1,000	1.4%

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

At June 30, 2015, the fair value of our AFS equity securities was $604 million. Had the market price of such securities been 10% lower at June 30, 2015, the aggregate value of such securities would have been $60 million lower.  Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at June 30, 2015 the aggregate value of such securities would have been $168 million lower.

Item 4.    Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Pre-1972 Sound Recording Matters

In August and September 2013, SIRIUS XM was named as a defendant in three class action suits and one additional suit, which challenge SIRIUS XM’s use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. The plaintiffs in each of these cases seek compensatory and punitive damages and injunctive relief.

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

Each of these cases is at varying stages:

•

Flo & Eddie California Case.  In September 2014, the United States District Court for the Central District of California ruled that California Civil Code Section 980(a), which provides that the owner of a pre-1972 recording has “exclusive ownership” therein, includes the exclusive right to control public performances of that recording.  The Court granted Flo & Eddie’s motion for summary judgment on liability, holding that SIRIUS XM was liable for unfair competition, misappropriation, and conversion under California law for publicly performing Flo & Eddie’s pre-1972 recordings without authorization.  SIRIUS XM intends to appeal that decision.  In May 2015, the Court granted Flo & Eddie’s motion for class certification and certified a class of owners of pre-1972 recordings that have been performed and used by SIRIUS XM in California without authorization.  In June 2015, SIRIUS XM filed a motion with the United States Court of Appeals for the Ninth Circuit seeking interlocutory review of that class certification decision.

•

Flo & Eddie New York Case.  In November 2014, the United States District Court for the Southern District of New York ruled that New York common law grants a public performance right to owners of pre-1972 recordings.  The Court denied SIRIUS XM’s motion for summary judgment on liability.  In April 2015, the United States Court of Appeals for the Second Circuit granted SIRIUS XM’s petition for interlocutory review of that decision.

•

Flo & Eddie Florida Case.  In June 2015, the United States District Court for the Southern District of Florida ruled that Florida common law does not grant a public performance right to owners of pre-1972 recordings.  In July 2015, Flo & Eddie filed a notice of appeal of that decision.

•

Capitol Records Case.  In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Flo & Eddie California court’s interpretation of California law and granted plaintiffs’ motion for a jury instruction providing, in relevant part: “The owner of a sound recording ‘fixed’ (i.e., recorded) prior to February 15, 1972, possesses a property interest and exclusive ownership rights in that sound recording … [that] include[s] the exclusive right to publicly perform, or authorize others to publicly perform, the sound recording by means of digital transmission.”  The Court did not make any finding of liability.  In June 2015, SIRIUS XM entered into a settlement agreement with the plaintiffs, Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc., to settle that case in its entirety.    Pursuant to the settlement agreement, SIRIUS XM agreed to pay the plaintiffs, in the aggregate, $210 million on or before July 31, 2015 and the plaintiffs will dismiss the Capitol Records case with prejudice.  The settlement resolves all past claims as to SIRIUS XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables SIRIUS XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, SIRIUS XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast pre-1972 recordings owned or controlled by the plaintiffs from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration.  The plaintiffs have represented and warranted to SIIRIUS XM that in the United States they own, control or otherwise have the right to settle with respect to approximately 80% of the pre-1972 recordings SIRIUS XM has historically played.

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

In August 2014, the United States District Court for the District of Columbia granted SIRIUS XM’s motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the CRB rather than the district court. In December 2014, SoundExchange filed a petition with the CRB requesting an order interpreting the applicable regulations. SIRIUS XM believes it has substantial defenses to the claims asserted in this action and intends to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Additional information concerning each of these actions is publicly available in filings under their docket numbers.

Telephone Consumer Protection Act Suits

SIRIUS XM is a defendant in several purported class action suits, which were commenced in February 2012, January 2013, January 2015, April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida that allege that SIRIUS XM, or certain call center vendors acting on their behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that SIRIUS XM violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages or, in the alternative, treble damages for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

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

These cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.) and Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044LBLM (S.D. Cal), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.) and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

With respect to the matters described above under the captions “Pre-1972 Sound Recording Matters” and “Telephone Consumer Protection Act Suits,” SIRIUS XM has determined, based on its current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable, except for the settlement amount of the Capitol Records Case. However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect its business, financial condition, results of operations, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On January 11, 2013 (ratified February 26, 2013) Liberty Media Corporation announced that its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward.  In connection with the Broadband Spin-Off, an additional authorization of $300 million in Liberty share repurchases was approved by the Liberty board of directors on October 9, 2014.  In August 2015, our board of directors authorized an additional $1 billion of Liberty common stock repurchases.

A summary of the repurchase activity for the three months ended June 30, 2015 is as follows:

Series A Liberty Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs *
April 1 - 30, 2015	—	NA	—	$ 536	million
May 1 - 31, 2015	184,400	$37.72	184,400	$ 472	million
June 1-30, 2015	2,329,019	$38.62	2,329,019	$ 327	million
Total	2,513,419		2,513,419

	Series C Liberty Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs *
April 1 - 30, 2015	864,353	$38.72	864,353	$ 536	million
May 1 - 31, 2015	1,489,950	$37.78	1,489,950	$ 472	million
June 1-30, 2015	1,437,775	$38.28	1,437,775	$ 327	million
Total	3,792,078		3,792,078

*Represents the maximum dollar value of both Series A and C Liberty common stock that may be yet be purchased under the Company’s share repurchase program, after considering the total of both Series A and Series C Liberty Common Stock share repurchases during each respective month.

During the three months ended June 30, 2015,  475 shares of Series A Liberty common stock and 906 shares of Series C Liberty common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014.*
10.2

Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of May 6, 2015) (incorporated by reference to Exhibit 99.1 to Liberty Media Corporation’s Registration Statement on Form S-8 filed on June 11, 2015 (File No. 333-204878)).

10.3

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

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

LIBERTY MEDIA CORPORATION
Date:	August 5, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 5, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014.*
10.2

Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of May 6, 2015) (incorporated by reference to Exhibit 99.1 to Liberty Media Corporation’s Registration Statement on Form S-8 filed on June 11, 2015 (File No. 333-204878)).

10.3

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

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

* Filed herewith

** Furnished herewith