Form 10-Q
period 2015-09-30
Liberty Media Corp
filed 2015-11-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2015 was:

Series A common stock	102,081,574
Series B common stock	9,870,966
Series C common stock	222,261,779

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$588	681
Trade and other receivables, net	278	235
Short term marketable securities (note 4)	19	199
Deferred income tax assets	840	931
Other current assets	385	270
Total current assets	2,110	2,316
Investments in available-for-sale securities and other cost investments (note 5)	541	816
Investments in affiliates, accounted for using the equity method (note 6)	759	851

Property and equipment, at cost	2,443	2,215
Accumulated depreciation	(656)	(501)
	1,787	1,714
Intangible assets not subject to amortization (note 7):
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 7)	1,112	1,166
Other assets, at cost, net of accumulated amortization	353	326
Total assets	$30,680	31,207

 (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2015	December 31, 2014
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$755	712
Current portion of debt	256	257
Deferred revenue	1,717	1,641
Other current liabilities	33	40
Total current liabilities	2,761	2,650
Long-term debt, including $960 million and $990 million measured at fair value at September 30, 2015 and December 31, 2014, respectively (note 8)	6,546	5,595
Deferred income tax liabilities	2,429	2,438
Other liabilities	502	348
Total liabilities	12,238	11,031
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,075,228 shares at September 30, 2015 and 104,505,449 shares at December 31, 2014	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,870,966 shares at September 30, 2015 and 9,873,972 shares December 31, 2014	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 223,504,935 shares at September 30, 2015 and 228,781,948 shares December 31, 2014	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(46)	(21)
Retained earnings	11,037	11,416
Total stockholders' equity	10,994	11,398
Noncontrolling interests in equity of subsidiaries	7,448	8,778
Total equity	18,442	20,176
Commitments and contingencies (note 9)
Total liabilities and equity	$30,680	31,207

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Revenue:
Subscriber revenue	$969	892	2,812	2,602
Other revenue	315	292	775	753
Total revenue	1,284	1,184	3,587	3,355
Operating costs and expenses, including stock based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	239	204	783	600
Programming and content	68	66	191	194
Customer service and billing	94	94	280	276
Other	33	33	98	97
Subscriber acquisition costs	133	120	392	367
Other operating expense	93	119	226	274
Selling, general and administrative	207	209	608	640
Depreciation and amortization	96	90	272	272
	963	935	2,850	2,720
Operating income (loss)	321	249	737	635
Other income (expense):
Interest expense	(84)	(70)	(244)	(185)
Share of earnings (losses) of affiliates, net (note 6)	29	(6)	(8)	(53)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(200)	(15)	(188)	(55)
Other, net	4	(8)	12	(46)
	(251)	(99)	(428)	(339)
Earnings (loss) before income taxes	70	150	309	296
Income tax (expense) benefit	(29)	(63)	(150)	(31)
Net earnings (loss)	41	87	159	265
Less net earnings (loss) attributable to the noncontrolling interests	63	54	139	160
Net earnings (loss) attributable to Liberty stockholders	$(22)	33	20	105

Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3)	$(0.07)	0.10	0.06	0.31
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3)	$(0.07)	0.10	0.06	0.30

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Net earnings (loss)	$41	87	159	265
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(9)	—	(40)	—
Unrealized holding gains (losses) arising during the period	—	(1)	—	(4)
Share of other comprehensive earnings (loss) of equity affiliates	(1)	(8)	(3)	(3)
Other comprehensive earnings (loss)	(10)	(9)	(43)	(7)
Comprehensive earnings (loss)	31	78	116	258
Less comprehensive earnings (loss) attributable to the noncontrolling interests	59	54	121	160
Comprehensive earnings (loss) attributable to Liberty stockholders	$(28)	24	(5)	98

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings	$159	265
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	272	272
Stock-based compensation	147	151
Excess tax benefit from stock-based compensation	(18)	(11)
Share of (earnings) loss of affiliates, net	8	53
Realized and unrealized (gains) losses on financial instruments, net	188	55
Losses (gains) on dilution of investment in affiliate	1	67
Deferred income tax expense (benefit)	98	9
Other, net	19	(16)
Changes in operating assets and liabilities
Current and other assets	(141)	(72)
Payables and other liabilities	142	28
Net cash provided (used) by operating activities	875	801
Cash flows from investing activities:
Investments in and loans to cost and equity investees	—	(169)
Cash proceeds from sale of investments	175	247
Cash (paid) for acquisitions, net of cash acquired	—	(47)
Proceeds (payments) on financial instruments, net	(88)	(30)
Capital expended for property and equipment	(176)	(153)
Purchases of short term investments and other marketable securities	(51)	(349)
Sales of short term investments and other marketable securities	231	68
Other investing activities, net	(40)	32
Net cash provided (used) by investing activities	51	(401)
Cash flows from financing activities:
Borrowings of debt	1,779	2,218
Repayments of debt	(818)	(1,660)
Repurchases of Liberty common stock	(303)	—
Subsidiary shares repurchased by subsidiary	(1,648)	(1,650)
Excess tax benefit from stock-based compensation	18	11
Taxes paid in lieu of shares issued for stock-based compensation	(51)	(30)
Other financing activities, net	4	—
Net cash provided (used) by financing activities	(1,019)	(1,111)
Net increase (decrease) in cash and cash equivalents	(93)	(711)
Cash and cash equivalents at beginning of period	681	1,088
Cash and cash equivalents at end of period	$588	377

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2015

	Stockholders' equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	1	—	2	—	(21)	11,416	8,778	20,176
Net earnings	—	—	—	—	—	—	20	139	159
Other comprehensive loss	—	—	—	—	—	(25)	—	(18)	(43)
Stock-based compensation	—	—	—	—	94	—	—	48	142
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(51)	—	—	—	(51)
Excess tax benefits on stock-based compensation	—	—	—	—	8	—	—	—	8
Liberty Series A and Series C stock repurchases	—	—	—	—	(303)	—	—	—	(303)
Shares repurchased by subsidiary	—	—	—	—	(111)	—	—	(1,536)	(1,647)
Shares issued by subsidiary	—	—	—	—	(37)	—	—	37	—
Reclassification (note 1)	—	—	—	—	399	—	(399)	—	—
Other	—	—	—	—	1	—	—	—	1
Balance at September 30, 2015	$—	1	—	2	—	(46)	11,037	7,448	18,442

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.  The significant subsidiaries include Sirius XM Holdings Inc. ("SIRIUS XM") and the Atlanta National League Baseball Club, Inc. ("ANLBC"). Our significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method but does not believe the standard will significantly impact its financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. In August 2015, the FASB issued new accounting guidance on the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements, which provides that such cost may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The amendments in these new accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  We plan to adopt this new guidance in the fourth quarter of 2015.  The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures but other than a reclassification of deferred loan costs on the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

consolidated balance sheets, the Company does not believe that the standards will significantly impact its financial statements and related disclosures.

As a result of the Broadband Spin-Off (defined below) and repurchases of Series A common stock, the Company’s additional paid-in capital balance was in a deficit position as of September 30, 2015. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($399 million) to retained earnings as of September 30, 2015.

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

On November 4, 2014, Liberty completed the spin-off to its stockholders common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty, and in September 2015, Liberty entered into a closing agreement with the IRS which provides that the Broadband Spin-Off qualified for tax-free treatment. In the Broadband Spin-Off, record holders of Liberty’s Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of Liberty common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, TripCo and Liberty Broadband with

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, TripCo and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo and Liberty Broadband pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo and Liberty Broadband.  Under these various agreements approximately $1 million and $4 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2015 and 2014, respectively, and $13 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively.  Under the Lease Agreement, Starz leases its corporate headquarters from Liberty.  The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in millions)
Cost of subscriber services:
Programming and content	$5	4	13	13
Customer service and billing	1	2	4	4
Other	2	2	6	6
Other operating expense	5	4	13	12
Selling, general and administrative	43	41	111	116
	$56	53	147	151

During the nine months ended September 30, 2015, the Company granted a total of approximately 2.4 million options to purchase shares of Series C common stock. A portion of the options granted was comprised of 676 thousand options with a weighted average grant-date fair value (“GDFV”) of $10.86 per share that vest annually over 3 years and 1.3 million options with a weighted average GDFV of $15.52 per share that vest 50% each on December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, Liberty also granted 420 thousand performance-based options of Series C common stock and 34 thousand performance-based restricted stock units of Series C common stock. Such options and restricted stock units had a fair value of $12.15 per share and $38.20 per share, respectively, at the time they were granted. The performance-based options and performance-based restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are both objective and subjective, are

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the subjective portion of the grant is remeasured at each reporting period.

The Company did not grant any options to purchase Series A or Series B common stock during the nine months ended September 30, 2015.

Liberty calculates the GDFV for all of its equity classified awards and the subsequent remeasurement of its liability classified and certain performance-based Awards using the Black-Scholes Model. Liberty estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty common stock and the implied volatility of publicly traded Liberty options. Liberty uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Awards.

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company and certain Awards of employees of Starz.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	3,207	$23.21
Granted	—	$—
Exercised	(330)	$22.09
Forfeited/Cancelled	(2)	$32.16
Outstanding at September 30, 2015	2,875	$23.33	3.5	years	$36
Exercisable at September 30, 2015	2,418	$23.14	3.3	years	$30

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2015	9,833	$26.71
Granted	2,362	$38.29
Exercised	(634)	$21.79
Forfeited/Cancelled	(5)	$32.20
Outstanding at September 30, 2015	11,556	$29.35	5.1	years	$68
Exercisable at September 30, 2015	4,922	$22.85	3.3	years	$57

As of September 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $64 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 3.1 years.

As of September 30, 2015, Liberty reserved 14.4 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM - Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the nine months ended September 30, 2015. As of September 30, 2015, SIRIUS XM has approximately 316 million options outstanding of which approximately 130 million are exercisable, each with a weighted-average exercise price per share of $3.14 and $2.45, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of September 30, 2015 is $216 million and $178 million, respectively. The stock-based compensation expense related to SIRIUS XM was $41 million and $39 million for the three months ended September 30, 2015 and 2014, respectively and $115 million and $110 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $236 million.  The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.8 years.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2015 are 24 million potential common shares because their inclusion would be antidilutive.

	Liberty Common Stock
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
	numbers of shares in millions
Basic EPS	335	338	341	341
Potentially dilutive shares	3	3	5	4
Diluted EPS	338	341	346	345

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2015			December 31, 2014
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$393	393	—	507	507	—
Short term marketable securities	$19	—	19	199	—	199
Available-for-sale securities	$485	436	49	769	691	78
Financial instrument assets	$310	148	162	305	96	209
Debt	$960	—	960	990	—	990

The majority of Liberty's Level 2 financial assets and debt are primarily investments in debt related instruments and certain derivative instruments. The Company notes that these assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP.  The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those available-for-sale securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets classified as Level 1 in the table above are included in the Other current assets line item in the condensed consolidated balance sheets and the financial instrument assets classified as Level 2 in the table above are included in the Other assets line item in the condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$(117)	(30)	(139)	33
Cash convertible notes (a)	(19)	41	30	18
Change in fair value of bond hedges (a)	(9)	(24)	(47)	(112)
Other derivatives (b)	(55)	(2)	(32)	6
	$(200)	(15)	(188)	(55)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(b)

Derivatives are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. Prior to the contract’s original expiration during March 2015, the Company extended the contract through October 15, 2015 with the expiration to occur on the sixtieth day following the completion of the counterparty’s initial hedge, which will be November 27, 2015. The counterparty acquired the maximum number of Live Nation shares of common stock at a volume weighted average share price of $24.91 per share during September 2015. Although the contract will expire during November, Liberty has until December 2, 2015 to settle the contract.

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

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	September 30,	December 31,
	2015	2014
	amounts in millions
Fair Value Option Securities
Time Warner, Inc. (a)	$292	363
Viacom, Inc. (b)	80	273
Other equity securities (a)	64	55
Other debt securities	25	54
Total Fair Value Option Securities	461	745
AFS and cost investments
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS and cost investments	56	47
Total AFS and cost investments	80	71
	$541	816

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of September 30, 2015.
(b)	During the nine months ended September 30, 2015, Liberty sold 1.8 million shares of Viacom common stock for approximately $122 million in proceeds.

Unrealized Holding Gains and Losses

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

There were no unrealized holding gains and losses related to investments in AFS securities as of September 30, 2015 or December 31, 2014.

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2015 and the carrying amount at December 31, 2014:

	September 30, 2015			December 31, 2014
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Live Nation (a)	27%	$1,292	$395	396
SIRIUS XM Canada	37%	$174	160	237
Other	various	NA	204	218
			$759	851

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended			Nine months ended
	September 30,			September 30,
	2015		2014	2015	2014
	amounts in millions
Charter (b)	$	NA	(34)	NA	(87)
Live Nation (a)		23	21	6	18
SIRIUS XM Canada		1	2	(3)	3
Other		5	5	(11)	13
		$29	(6)	(8)	(53)

(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of September 30, 2015.
(b)

As discussed in note 1, Liberty’s investment in Charter was spun off as part of the Broadband Spin-Off, which was completed on November 4, 2014. Our share of losses related to Charter included $21 million and $53 million of losses due to the amortization of the excess basis of our investment during the three and nine months ended September 30, 2014, respectively,

Charter Communications, Inc.

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter (including warrants on an as if converted basis) at the time of purchase, and a price per share of $95.50. Liberty accounted for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash on hand and debt (as discussed in note 8).  During the three and nine months ended September 30, 2014, in addition to Liberty’s share of losses of Charter, the Company recognized $11 million and $61 million in losses, respectively, due to warrant and stock option exercises at Charter below Liberty's book basis per share. Dilution losses are

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

included in the other, net line in the accompanying condensed consolidated statements of operations. As discussed in note 1, Liberty’s investment in Charter was spun off to stockholders as part of the Broadband Spin-Off, which was completed on November 4, 2014. Liberty ceased recording the results of Charter in its financial statements as of the date of the completion of the Broadband Spin-Off.

SIRIUS XM Canada

SIRIUS XM has entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The various license and services agreements with SIRIUS XM Canada will expire in 2017 and 2020. SIRIUS XM receives a percentage based royalty of 10% and 15% for certain types of subscription revenue earned by SIRIUS XM Canada for the distribution of Sirius and XM platforms, respectively, royalties for activation fees and premium services and reimbursement for other charges. At September 30, 2015, SIRIUS XM has approximately $3 million and $12 million in current and noncurrent related party liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet.  Additionally, SIRIUS XM has approximately $9 million in current related party assets at September 30, 2015 due to programming and chipset costs for which SIRIUS XM Canada reimburses SIRIUS XM that are recorded in other current assets in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $18 million and $12 million in revenue for the three months ended September 30, 2015 and 2014, respectively, and $44 million and $36 million for the nine months ended September 30, 2015 and 2014, respectively, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.  SIRIUS XM Canada declared dividends to SIRIUS XM of $4 million and $5 million during the three months ended September 30, 2015 and 2014, respectively, and $12 million and $39 million during the nine months ended September 30, 2015 and 2014, respectively.

(7)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the nine months ended September 30, 2015.

Intangible Assets Subject to Amortization

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(165)	673	838	(122)	716
Licensing agreements	316	(74)	242	316	(52)	264
Other	593	(396)	197	532	(346)	186
Total	$1,747	(635)	1,112	1,686	(520)	1,166

Amortization expense for intangible assets with finite useful lives was $44 million and $38 million for the three months ended September 30, 2015 and 2014, respectively, and $116 million and $115 million for the nine months ended

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2015 and 2014, respectively. Based on its amortizable intangible assets as of September 30, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2015	$33
2016	$158
2017	$147
2018	$102
2019	$102

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2015	2015	2014
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	960	990
Margin Loans	250	250	250
Subsidiary notes and loans
SIRIUS XM 5.875% Senior Notes due 2020	650	644	644
SIRIUS XM 5.75% Senior Notes due 2021	600	596	595
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	407	407
SIRIUS XM 4.25% Senior Notes due 2020	500	496	496
SIRIUS XM 4.625% Senior Notes due 2023	500	495	495
SIRIUS XM 6% Senior Notes due 2024	1,500	1,485	1,484
SIRIUS XM 5.375% Senior Notes due 2025	1,000	989	—
SIRIUS XM Credit Facility	290	290	380
Other subsidiary debt	190	190	111
Total debt	$6,880	6,802	5,852
Less debt classified as current		(256)	(257)
Total long-term debt		$6,546	5,595

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.  The initial conversion rate for the Convertible Notes was 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock.  During the year ended December 31, 2014, in connection with the issuance of Series C common stock and the Broadband Spin-Off, as discussed in note 1, the conversion rate was adjusted to 21.0859 shares of Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Liberty Series A common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our  Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions.  Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of September 30, 2015, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the number of shares of Liberty Series A common stock initially underlying the Convertible Notes.  The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which corresponded to the initial conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Liberty Series C common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Liberty Series A common stock and the strike price was adjusted to $47.43 per share of Liberty Series A common stock, which corresponds to the adjusted conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction.  The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets, at cost, net of accumulated amortization as of September 30, 2015 and December 31, 2014 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

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

$1 Billion Margin Loan due 2015

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties with incremental borrowings through the prior year end. Shares of SIRIUS XM, Live Nation, Time Warner, Inc., Viacom, Inc., CenturyLink, Inc., and Time Warner Cable, Inc. common stock were pledged as collateral pursuant to this agreement. Borrowings under this agreement bore interest equal to the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

three-month LIBOR plus a spread, based on the market value of the non-SIRIUS XM shares pledged as collateral pursuant to the agreement and such assets and available credit were not available to satisfy the debts and other obligations of Liberty and its other subsidiaries. Given the non-SIRIUS XM market value of the eligible pledged shares as of April 30, 2013, the initial interest rate on the loan was LIBOR plus 2% which did not change during the duration of the period that the loan was outstanding.  Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. Additionally, up to $1 billion in loans may have been extended under the loan agreement in the form of incremental loans, subject to the satisfaction of certain conditions.  During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit.  The term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. As of December 31, 2014, shares of SIRIUS XM, Live Nation, Time Warner, Inc. and Viacom, Inc. common stock were pledged as collateral pursuant to this agreement. Due to the sale of shares of Viacom, Inc. held by Liberty during the nine months ended September 30, 2015 (note 5), shares of Viacom, Inc. are no longer pledged as collateral pursuant to this agreement as of September 30, 2015. Borrowings outstanding under this margin loan bear interest at a rate of 1.38% per annum at September 30, 2015. Other terms of the loan were substantially similar to the previous arrangement.  As of September 30, 2015, availability under the revolving line of credit was $750 million.

As of September 30, 2015, the values of shares pledged as collateral pursuant to the $1 billion margin loan due 2015 is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	September 30, 2015	September 30, 2015
	amounts in millions
SIRIUS XM	150.0	$561
Live Nation	12.0	$288
Time Warner, Inc.	3.6	$249

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

During October 2015, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $1 billion undrawn line of credit, which is now scheduled to mature on October 25, 2016. In connection with the amendment, 4.6 million shares of SIRIUS XM, 7.8 million shares Live Nation, and all shares of Time Warner, Inc. were released as collateral to this agreement. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement.

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

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. In June 2015, SIRIUS XM amended the agreement

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

to increase the total borrowing capacity under the Credit Facility to $1,750 million and to extend the maturity to June 2020. The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which as of September 30, 2015 was 0.30% per annum and is payable on a quarterly basis.

As of September 30, 2015, availability under the Credit Facility was $1,460 million.

Other subsidiary debt

Other subsidiary debt is comprised of SIRIUS XM capital leases and other borrowings at ANLBC.  In 2014, ANLBC, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark.  The new facility is expected to cost approximately $672 million and ANLBC expects to spend approximately $50 million in other costs and equipment related to the new ballpark.  Funding for the ballpark will be split between ANLBC, Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority. Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County (collectively the “Authority”) will be responsible for funding $392 million of ballpark related construction and ANLBC will be responsible for remainder of cost, including cost overruns.  Cobb-Marietta Coliseum and Exhibit Hall Authority issued $368 million in bonds that closed during September 2015. ANLBC received $103 million of the bond proceeds during September 2015 as reimbursement for project costs paid for by ANLBC prior to the funding of the bonds. Funding for ballpark initiatives by ANLBC has come from cash reserves and utilization of two credit facilities. Additionally, during September 2015, ANLBC entered into a $345 million term loan (the “ANLBC Term Loan”). The ANLBC Term Loan bears interest at LIBOR plus an applicable spread between 1.50% and 1.75% (based on the debt service coverage ratio) per annum and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the ANLBC Term Loan, payable quarterly in arrears. The ANLBC Term Loan is scheduled to mature during September 2020. In connection with entering into the ANLBC Term Loan, ANLBC partially repaid and reduced the capacity on one of the credit facilities from $250 million to $75 million for a total capacity under the credit facilities of $175 million. As of September 30, 2015, ANLBC has borrowed approximately $140 million under these two facilities.

Due to ANLBC providing the initial funding of the project and its ownership of the land during the initial construction period, until the initial reimbursement by the Authority during September 2015 at which time the land was conveyed to the Authority, ANLBC has been deemed the owner (for accounting purposes) of the stadium during the construction period and costs have been classified as construction in progress (“CIP”), within the Property and equipment, net line item. Future costs of the project will continue to be captured in CIP along with a corresponding liability in other liabilities, for amounts funded by the Authority.  At the end of construction an additional determination will be made to determine whether the transaction will qualify for sale-leaseback accounting treatment.

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

As of September 30, 2015, approximately $274 million has been spent to-date on the baseball facility and mixed-use development, of which approximately $149 million of funding has been provided by the Authority.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The ANLBC Term Loan contains certain financial covenants related to ANLBC’s debt service coverage ratio and capital

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

expenditures.  Additionally, SIRIUS XM’s Credit Facility, ANLBC’s Term Loan and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM and ANLBC are in compliance with all debt covenants.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2015
SIRIUS XM 5.875% Senior Notes due 2020	$665
SIRIUS XM 5.75% Senior Notes due 2021	$605
SIRIUS XM 5.25% Senior Secured Notes due 2022	$414
SIRIUS XM 4.25% Senior Notes due 2020	$495
SIRIUS XM 4.625% Senior Notes due 2023	$470
SIRIUS XM 6% Senior Notes due 2024	$1,509
SIRIUS XM 5.375% Senior Notes due 2025	$956

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2015.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2015 aggregated $332 million, which is payable as follows: $5 million in 2015, $87 million in 2016, $59 million in 2017, $60 million in 2018 and $121 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

SIRIUS XM is a defendant in several purported class action suits, which were commenced in February 2012, January 2013, April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida, respectively, that allege that SIRIUS XM, or call center vendors acting on its behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent. In one of the actions, the plaintiff alleges that SIRIUS XM violated the TCPA’s call time restrictions, and in one of the other actions, the plaintiff also alleges that SRIUS XM violated the TCPA’s do not call restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of $500.00 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500.00 for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

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

In August and September 2013, SIRIUS XM was named as a defendant in three putative class action suits which challenge the use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. In September and October 2015, SIRIUS XM was named as a defendant, along with Pandora Media, Inc., in four putative class action suits challenging SIRIUS XM’s use and public performance of pre-1972 recordings and, in two of the cases, alleging violations of the putative plaintiffs’ rights of publicity under California and New York law. The plaintiffs in each of these suits purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief.

These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-23182-DPG (S.D. Fla.), and Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-5784-CM (S.D.N.Y.) (collectively, the “Flo & Eddie Cases”), Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 4:15-cv-04081-VC (N.D. Cal.), Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 1:15-cv-07056-GHW (S.D.N.Y.), Arthur and Barbara Sheridan v. Sirius XM Radio, Inc.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

and Pandora Media, Inc., No.2:33-av-00001 (D.N.J.) and Arthur and Barbara Sheridan v. Sirius XM Radio, Inc. and Pandora Media, Inc., No. 1:15-cv-09236 (E.D. Ill.) (collectively, the “Sheridan cases”). Each of the three Flo & Eddie Cases are in different procedural postures: a class has been certified in the case pending in the Central District of California and summary judgment on liability was granted to the plaintiffs. SIRIUS XM has filed a motion seeking interlocutory appeal of those decisions. SIRIUS XM was granted summary judgment in the case pending in the Southern District of Florida and the plaintiffs have filed a notice to appeal that decision, and in the case pending in the Southern District of New York, SIRIUS XM has been granted the right to appeal the trial court’s denial of its motion for summary judgment. SIRIUS XM intends to seek a stay of the Sheridan cases pending the resolutions of appeals in the United States Courts of Appeals for the Second Circuit and the Ninth Circuit. Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

In June 2015, SIRIUS XM settled a separate suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to SIRIUS XM’s use and public performance of pre-1972 recordings for $210 million, which was paid during July 2015. The settling record companies claim to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings SIRIUS XM has historically played.

SIRIUS XM recognized $108 million during June 2015 for the portion of the $210 million Capitol Settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during June 2015. The $108 million expense is included in the Revenue share and royalties line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2015 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. SIRIUS XM recognized approximately $9 million to Revenue share and royalties within the unaudited condensed consolidated statement of operations with respect to the Capitol Settlement during the three months ended September 30, 2015 related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. Of the remaining $93 million of the settlement, approximately $40 million was recorded to Other current assets and approximately $53 million was recorded to Other long-term assets within the unaudited condensed consolidated balance sheets as of September 30, 2015, which will be amortized to Revenue share and royalties within the unaudited condensed consolidated statement of operations over the future service period through December 2017.

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

For the nine months ended September 30, 2015, the Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.

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

Performance Measures

	Three months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$1,164	450	1,047	381
Corporate and other	120	23	137	11
	$1,284	473	1,184	392

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$3,360	1,275	3,060	1,085
Corporate and other	227	(11)	295	(27)
	$3,587	1,264	3,355	1,058

Other Information

	September 30, 2015
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
SIRIUS XM	$27,845	160	91
Corporate and other	2,835	599	85
	$30,680	759	176

The following table provides a reconciliation of segment Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$473	392	1,264	1,058
Legal settlement (note 9)	—	—	(108)	—
Stock-based compensation	(56)	(53)	(147)	(151)
Depreciation and amortization	(96)	(90)	(272)	(272)
Interest expense	(84)	(70)	(244)	(185)
Share of earnings (losses) of affiliates, net	29	(6)	(8)	(53)
Realized and unrealized gains (losses) on financial instruments, net	(200)	(15)	(188)	(55)
Other, net	4	(8)	12	(46)
Earnings (loss) from continuing operations before income taxes	$70	150	309	296

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Holdings Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM's stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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

Explanatory Note

On November 4, 2014, Liberty completed the Broadband Spin-Off, as described in note 1 in the accompanying condensed consolidated financial statements. Shares of Liberty Broadband Corporation (“Liberty Broadband”) were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”) (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty.  In the Broadband Spin-Off, record holders of Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for each four shares of Liberty common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
SIRIUS XM	$1,164	1,047	3,360	3,060
Corporate and other	120	137	227	295
	$1,284	1,184	3,587	3,355
Adjusted OIBDA
SIRIUS XM	$450	381	1,275	1,085
Corporate and other	23	11	(11)	(27)
	$473	392	1,264	1,058
Operating Income (Loss)
SIRIUS XM	$327	265	812	739
Corporate and other	(6)	(16)	(75)	(104)
	$321	249	737	635

Revenue.    Our consolidated revenue increased $100 million and $232 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year.  The increase was primarily due to revenue growth at SIRIUS XM ($117 million and $300 million for the three and nine months ended September 30, 2015, respectively).  The increase in revenue at SIRIUS XM was partially offset by a $1 million and $16 million decline in revenue from ANLBC during the three and nine months ended September 30, 2015,  respectively, primarily due to lower game attendance and decreased concession sales during the three and nine months ended September 30, 2015 as compared to the corresponding periods in the prior year. Additionally, no revenue was recognized from TruePosition during the current period as a result of the Broadband Spin-Off. See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM, including a discussion of the SIRIUS XM results on a comparative basis.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes. SIRIUS XM recognized approximately $9 million and $117 million to Revenue share and royalties within the unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2015, respectively, related to the SIRIUS XM legal settlement related to the Capital Records Case. As separately reported in note 10 of the accompanying condensed consolidated financial statements, $108 million of the settlement amount recognized during the nine months ended

September 30, 2015 has been excluded from Adjusted OIBDA for the corresponding period, as this expense was not incurred as a part of SIRIUS XM’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. The $9 million recognized subsequent to the settlement during June 2015 is included as a component of Adjusted OIBDA.

Consolidated Adjusted OIBDA increased $81 million and $206 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA was due to an increase in SIRIUS XM Adjusted OIBDA of $69 million and $190 million for the three and nine months ended September 30, 2015, respectively, and increases in ANLBC Adjusted OIBDA of $18 million and $9 million for the three and nine months ended September 30, 2015, respectively. The increase in ANLBC Adjusted OIBDA is primarily the result of a decrease in operating costs due to lower player salaries and game operating costs. Additionally, Adjusted OIBDA was positively impacted during the current period as TruePosition, which had an Adjusted OIBDA loss during the prior period, is no longer a consolidated subsidiary in the current period as a result of the Broadband Spin-Off. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

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

We recorded $147 million and $151 million of stock compensation expense for the nine months ended September 30, 2015 and 2014, respectively. The decrease in stock compensation expense is primarily due to a decrease in the Company’s corporate and ANLBC stock-based compensation expense, partially offset by an increase in SIRIUS XM stock compensation expense.  As of September 30, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $64 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 3.1 years.  Additionally, as of September 30, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $236 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.8 years.

Operating income.    Our consolidated operating income increased $72 million and $102 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase during both periods is due to improved operating results at SIRIUS XM, partially offset by a decrease related to the SIRIUS XM legal settlement during the period.  Additionally, operating income was impacted for both the three and nine months ended September 30, 2015 as the results from TruePosition are not included in the current period as a result of the Broadband Spin-Off.  See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Other income (expense):
Interest expense	$(84)	(70)	(244)	(185)
Share of earnings (losses) of affiliates, net	29	(6)	(8)	(53)
Realized and unrealized gains (losses) on financial instruments, net	(200)	(15)	(188)	(55)
Other, net	4	(8)	12	(46)
	$(251)	(99)	(428)	(339)

Interest expense.    Consolidated interest expense increased $14 million and $59 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to an increase in the average amount of SIRIUS XM and other subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended			Nine months ended
	September 30,			September 30,
	2015		2014	2015	2014
	amounts in millions
Charter	$	NA	(34)	NA	(87)
Live Nation		23	21	6	18
SIRIUS XM Canada		1	2	(3)	3
Other		5	5	(11)	13
		$29	(6)	(8)	(53)

Our share of losses related to Charter included $21 million and $53 million of losses due to the amortization of the excess basis of our investment for the three and nine months ended September 30, 2014, respectively.  As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. As of the date of the completion of the Broadband Spin-Off, the Company’s former investment in and results of Charter are no longer included in the results of Liberty.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Fair Value Option Securities	$(117)	(30)	(139)	33
Cash convertible notes	(19)	41	30	18
Change in fair value of bond hedges	(9)	(24)	(47)	(112)
Other derivatives	(55)	(2)	(32)	6
	$(200)	(15)	(188)	(55)

The losses on Fair Value Option Securities are primarily due to declines in market values for Liberty's public portfolio during the three and nine months ended September 30, 2015.

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

The unrealized loss on other derivatives for the three and nine months ended September 30, 2015 is primarily due to losses on the forward contract on Live Nation shares (see note 4 in the accompanying condensed consolidated financial statements). The unrealized loss and gain on other derivatives for the three and nine months ended September 30, 2014, respectively, is primarily due to fluctuations in the fair value of Charter warrants. Liberty obtained Charter warrants in the second quarter of 2013.  These warrants were marked to fair value based on the trading price of Charter and other observable market data as the significant inputs.  The change in fair value was primarily driven by the change in the trading price of the Charter common stock and was recorded as part of other derivatives in the realized and unrealized gains (losses) on financial instruments line, net item. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. The Company’s former investment in and results of Charter, including the Charter warrants, are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward.

Other, net.    Other, net loss for the nine months ended September 30, 2014 is primarily the impact of stock issuances at Charter below Liberty's cost basis (primarily from stock option exercises).

Income taxes.  We had income tax expense for the three and nine months ended September 30, 2015 of $29 million and $150 million, respectively.  We had income tax expense for the three and nine months ended September 30, 2014 of $63 million and $31 million, respectively. Tax expense for the three months ended September 30, 2015 was higher than the federal tax rate of 35% due to the impact of state taxes. Tax expense for the nine months ended September 30, 2015 was higher than the federal tax rate of 35% due to the effect of a tax law change in the District of Columbia (“D.C.”) during the first quarter of 2015 and New York City (“NYC”) during the second quarter of 2015. The tax law change in D.C. reduced the allocation of SIRIUS XM’s taxable income in D.C.  As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in an increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.  The tax law change in NYC will allow SIRIUS XM to utilize additional NYC net operating losses in the future, resulting in an increase in SIRIUS XM’s deferred tax assets. Tax expense for the three months ended September 30, 2014 was slightly higher than the federal tax rate of 35% due the impact of state taxes. The primary reason tax expense is less than the federal rate of 35% for the nine months ended September 30, 2014 was the liquidation of a consolidated partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes.

Net earnings.  We had net earnings of $41 million and $159 million for the three and nine months ended September 30, 2015, respectively, and we had net earnings of $87 million and $265 million for the three and nine months ended September 30, 2014,  respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2015, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of September 30, 2015 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Corporate and other	$435	212
SIRIUS XM	$153	—

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

	Nine months ended
	September 30,
	2015	2014
Cash Flow Information	amounts in millions
Sirius XM cash provided (used) by operating activities	$901	888
Liberty cash provided (used) by operating activities	(26)	(87)
Net cash provided (used) by operating activities	$875	801
Sirius XM cash provided (used) by investing activities	$(95)	(62)
Liberty cash provided (used) by investing activities	146	(339)
Net cash provided (used) by investing activities	$51	(401)
Sirius XM cash provided (used) by financing activities	$(801)	(857)
Liberty cash provided (used) by financing activities	(218)	(254)
Net cash provided (used) by financing activities	$(1,019)	(1,111)

Liberty's primary use of cash during the nine months ended September 30, 2015 (excluding SIRIUS XM's uses of cash) was the repurchase of approximately $300 million of shares of Liberty Series A and Series C common stock which was funded through the use of cash on hand (including amounts from the Broadband Spin-Off) and proceeds from the sale of shares of Viacom, Inc. and other investments during the period.  SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock and the repayment of their outstanding credit facility.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, the issuance of additional senior notes, borrowings under SIRIUS XM’s credit facility and cash on hand.

The projected uses of Liberty's cash (excluding SIRIUS XM’s uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans, capital expenditures, settlement of derivative obligations and the potential buyback of common stock under the approved share buyback program. Estimated capital expenditures for the remainder of 2015 include approximately $100 million for the construction of a new ballpark facility and adjacent mixed-use complex, excluding amounts to be paid for by the Authority. See note 8 in the accompanying condensed consolidated financial statements for further details. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, and borrowing capacity under margin loans and outstanding credit facilities.  Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. SIRIUS XM's uses of cash are expected to be the payment of debt service costs on outstanding debt, capital expenditures, the repurchases of its common stock in accordance with its approved share buyback program and strategic opportunities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Results of Operations—Businesses

SIRIUS XM Holdings, Inc.  SIRIUS XM broadcasts music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.  SIRIUS XM is also a leader in providing connected vehicle services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  Subscribers and subscription-based revenues and expenses associated with its connected vehicle services are not included in the subscriber count or subscriber-based operating metrics below.  SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which SIRIUS XM acquires the majority of its subscribers.  SIRIUS XM also acquires subscribers through the marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM services.  Additionally, SIRIUS XM distributes its radios through retailers online and at locations nationwide and through its website.  Satellite radio services are also offered to customers of certain daily rental car companies.  SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly plan.  SIRIUS XM offers discounts for prepaid, longer term subscription plans, as well as multiple subscription discounts.  SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, data and traffic services.  SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of September 30, 2015, SIRIUS XM had nearly 29.0 million subscribers, which is an increase of approximately 8% from 26.7 million subscribers as of December 31, 2014. Of the 29.0 million subscribers at September 30, 2015, approximately 23.8 million were self-pay subscribers and approximately 5.2 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM.  For the three and nine months ended September 30, 2015 and 2014, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of September 30, 2015, there is an approximate 40% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015 (1)	2014(1)	2015 (1)	2014(1)
	amounts in millions
Subscriber revenue	$975	902	2,826	2,632
Other revenue	195	155	548	458
Total revenue	1,170	1,057	3,374	3,090
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties (excluding legal settlement)	(239)	(204)	(675)	(600)
Programming and content	(73)	(72)	(209)	(212)
Customer service and billing	(94)	(92)	(277)	(272)
Other	(31)	(31)	(92)	(91)
Subscriber acquisition costs	(133)	(120)	(392)	(367)
Other operating expenses	(13)	(13)	(40)	(41)
Selling, general and administrative expenses	(142)	(144)	(432)	(423)
Adjusted OIBDA	445	381	1,257	1,084
Legal settlement	—	—	(108)	—
Stock-based compensation	(23)	(22)	(62)	(58)
Depreciation and amortization	(70)	(65)	(202)	(200)
Operating income	$352	294	885	826

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 8% and 7% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase was primarily attributable to an increase in the daily weighted average number of subscribers and increases in certain of SIRIUS XM’s subscription rates, partially offset by subscription discounts offered through customer acquisition and retention programs.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three and nine months ended September 30, 2015, other revenue increased approximately 26% and 20%, respectively, as compared to the corresponding prior year periods.  The most significant change in other revenue was the result of an increase in revenue from the U.S. Music Royalty Fee due to an increase in the rate along with an increase in subscribers. Additionally, revenue generated from SIRIUS XM Canada and SIRIUS XM’s connected vehicle business increased during the current period.  Furthermore, advertising revenue increased due to a greater number of advertising spots sold and broadcast along with increased rates per spot. Equipment revenue increased due to royalties from higher OEM production and sales to distributors, partially offset by lower direct to consumer sales.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties includes distribution and content provider revenue share, royalties for broadcasting performance content and web streaming, and advertising revenue share. Revenue share and royalties increased 17% and 13% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to greater revenue subject to royalty and revenue sharing agreements and an increase in the statutory royalty rate for the performance of sound recordings. Additionally, during the three months ended September 30, 2015, SIRIUS XM began recognizing pre-1972 sound recording royalty expenses in connection with the Capitol Records lawsuit settlement as discussed below. Revenue and share royalties expense for the three and nine months ended September 30, 2015 in the table above includes $9 million attributable to the Capitol Settlement amortization.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 1% and decreased 1% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period resulted from the renewal of certain programming agreements at an increased cost. The decrease for the nine month period was primarily due to the termination of certain agreements, partially offset by the addition of new contracts and personnel-related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers, and SIRIUS XM’s subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense. Customer service and billing expense increased 2% for each of the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year.  The increase in costs was primarily due to a higher subscriber base driving increased transaction fees and higher personnel related costs, partially offset by efficiencies attained in SIRIUS XM’s call centers.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; broadcast studios; and delivery of SIRIUS XM’s Internet streaming service as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services remained flat and increased 1% for the three and nine months ended September 30, 2015,  respectively, as compared to the corresponding periods in the prior year. The increase for the nine month period was primarily due to higher costs associated with SIRIUS XM’s Internet streaming operations and higher personnel-related costs as well as higher sales to distributors, partially offset by lower satellite insurance costs and lower direct to consumer sales.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three and nine months ended September 30, 2015, subscriber acquisition costs increased approximately 11% and

7%, respectively, as compared to the corresponding periods in the prior year. Increased costs related to a larger number of satellite radio installations in new vehicles were partially offset by improved OEM and chipset subsidy rates per vehicle.

Other operating expense includes engineering, design and development costs. For the three and nine months ended September 30, 2015 other operating expense remained relatively flat and decreased 2%, respectively, as compared to the corresponding periods in the prior year. The decrease for the nine month period was driven primarily by lower personnel costs, partially offset by additional costs associated with streaming development.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorship, executive management, facilities costs, finance, legal, human resources, information technology and insurance costs. For the three and nine months ended September 30, 2015, selling, general and administrative expense decreased 1% and increased 2%, respectively, as compared to the corresponding periods in the prior year.  The decrease for the three month period is primarily due to insurance recoveries during the current period. The increase for the nine month period is primarily due to higher personnel costs, the timing of certain OEM marketing campaigns and additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, partially offset by lower litigation costs as well as lower legal fees and costs due to certain non-recurring transactions during the same period in the prior year.

Legal settlement is due to an expense of $108 million recorded during June 2015 for the portion of the $210 million Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during June 2015.  The $108 million expense is included in the Revenue share and royalties line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2015 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of SIRIUS XM’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. The remaining $102 million of the settlement will be included in the Revenue share and royalties line item in the accompanying condensed consolidated financial statements and recorded as a component of Adjusted OIBDA in future periods through December 2017, as the ongoing amount is considered to be a part of the SIRIUS XM’s normal operations.

Stock-based compensation increased 5% and 7% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards vested during the current period, partially offset by a decrease in the corresponding grant date fair value of awards vested during the period.

Depreciation and amortization increased 8% and 1% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase is primarily due to additional software placed in service during the period.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	As		As	As		As
	reported	Purchase	reported	reported	Purchase	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$975	(6)	969	2,826	(14)	2,812
Other revenue	195	—	195	548	—	548
Total revenue	1,170	(6)	1,164	3,374	(14)	3,360
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(437)	11	(426)	(1,253)	32	(1,221)
Subscriber acquisition costs	(133)	—	(133)	(392)	—	(392)
Other operating expenses	(13)	—	(13)	(40)	—	(40)
Selling, general and administrative expenses	(142)	—	(142)	(432)	—	(432)
Adjusted OIBDA	445	5	450	1,257	18	1,275
Legal settlement	—	—	—	(108)	—	(108)
Stock-based compensation	(23)	(18)	(41)	(62)	(53)	(115)
Depreciation and amortization	(70)	(12)	(82)	(202)	(38)	(240)
Operating income	$352	(25)	327	885	(73)	812

	Three months ended September 30, 2014			Nine months ended September 30, 2014

	As		As	As		As
	reported	Purchase	reported	reported	Adjustment	reported
	by	Accounting	by	by	for Purchase	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Accounting	Liberty
	amounts in millions
Subscriber revenue	$902	(10)	892	2,632	(30)	2,602
Other revenue	155	—	155	458	—	458
Total revenue	1,057	(10)	1,047	3,090	(30)	3,060
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(399)	10	(389)	(1,175)	31	(1,144)
Subscriber acquisition costs	(120)	—	(120)	(367)	—	(367)
Other operating expenses	(13)	—	(13)	(41)	—	(41)
Selling, general and administrative expenses	(144)	—	(144)	(423)	—	(423)
Adjusted OIBDA	381	—	381	1,084	1	1,085
Stock-based compensation	(22)	(17)	(39)	(58)	(52)	(110)
Depreciation and amortization	(65)	(12)	(77)	(200)	(36)	(236)
Operating income	$294	(29)	265	826	(87)	739

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
SIRIUS XM	$290	2.2%	$5,165	5.5%
Corporate and other	$425	2.0%	$1,000	1.4%

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

At September 30, 2015, the fair value of our AFS equity securities was $485 million. Had the market price of such securities been 10% lower at September 30, 2015, the aggregate value of such securities would have been $49 million lower.  Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at September 30, 2015 the aggregate value of such securities would have been $147 million lower.

Item 4.    Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Telephone Consumer Protection Act Suits

SIRIUS XM is a defendant in several purported class action suits, which were commenced in February 2012, January 2013, April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida, respectively, that allege that SIRIUS XM, or call center vendors acting on their behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent. In one of the actions, the plaintiff also alleges that SIRIUS XM violated the TCPA’s call time restrictions, and in one of the other actions, the plaintiff also alleges that SIRIUS XM violated the TCPA’s do not call restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of $500.00 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500.00 for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

The plaintiffs in the cases titled, Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), and Erik Knutson v. Sirius XM Radio, Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.) have filed motions to certify several classes.

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

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.),  Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.) and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

Pre-1972 Sound Recording Matters

In August and September 2013, SIRIUS XM was named as a defendant in three putative class action suits which challenge SIRIUS XM’s use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. The plaintiffs in each of these cases seek compensatory and punitive damages and injunctive relief. In September and October 2015, SIRIUS XM was named as a defendant, along with Pandora Media, Inc., in four putative class action suits challenging SIRIUS XM’s use and public performance of pre-1972 recordings and, in two of the cases, alleging violations of the putative plaintiffs’ rights of publicity under California and New York law. The plaintiffs in each of the cases purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief.

These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc. et al., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., et al., No. 1:13-cv-23182-DPG (S.D. Fla.), Flo & Eddie, Inc. v. Sirius XM Radio Inc. et al., No. 1:13-cv-5784-CM (S.D.N.Y.) (collectively, the “Flo & Eddie” cases), Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 4:15-cv-04081-VC (N.D. Cal.), Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 1:15-cv-07056-GHW (S.D.N.Y.), Arthur and Barbara Sheridan v. Sirius XM Radio, Inc. and Pandora Media, Inc., No.2:33-av-00001 (D.N.J.), and Arthur and Barbara Sheridan v. Sirius XM Radio, Inc. and Pandora Media, Inc., No. 1:15-cv-09236 (E.D. Ill.) (collectively, the “Sheridan cases”). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

Each of these cases is at varying stages:

•

Flo & Eddie California Case.  In September 2014, the United States District Court for the Central District of California ruled that California Civil Code Section 980(a), which provides that the owner of a pre-1972 recording has “exclusive ownership” therein, includes the exclusive right to control public performances of that recording.  The Court granted Flo & Eddie’s motion for summary judgment on liability, holding that SIRIUS XM was liable for unfair competition, misappropriation, and conversion under California law for publicly performing Flo & Eddie’s pre-1972 recordings without authorization.  SIRIUS XM intends to appeal that decision.  In May 2015, the Court granted Flo & Eddie’s motion for class certification and certified a class of owners of pre-1972 recordings that have been performed and used by SIRIUS XM in California without authorization.  SIRIUS XM is pursuing an appeal of that decision in the United States Court of Appeals for the Ninth Circuit.

•

Flo & Eddie New York Case.  In November 2014, the United States District Court for the Southern District of New York ruled that New York common law grants a public performance right to owners of pre-1972 recordings.  The Court denied SIRIUS XM’s motion for summary judgment on liability.  SIRIUS XM is appealing that decision in the United States Court of Appeals for the Second Circuit.

•

Flo & Eddie Florida Case.  In June 2015, the United States District Court for the Southern District of Florida ruled that Florida common law does not grant a public performance right to owners of pre-1972 recordings.  Flo & Eddie is appealing that decision in the United States Court of Appeals for the Eleventh Circuit.

•

Sheridan Cases.  SIRIUS XM intends to seek a stay of the Sheridan California case pending the resolution of a related appeal in the United States Court of Appeals for the Ninth Circuit, Pandora Media, Inc. v. Flo & Eddie, Inc., Appeal No. 15-55287 (9th Cir.), concerning the existence of a public performance right under California law.  SIRIUS XM also intends to seek a stay of the Sheridan New York case pending the resolution of its appeal to the United States Court of Appeals for the Second Circuit in the Flo & Eddie New York case.

SIRIUS XM believes it has substantial defenses to the claims asserted, and SIRIUS XM is defending these actions vigorously.

In June 2015, SIRIUS XM settled a separate suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to SIRIUS XM’s use and public performance of pre-1972 recordings for $210 million which was paid in July 2015. The settling record companies claim to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings SIRIUS XM has historically played.

In addition, in August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 period in violation of the regulations established by the Copyright Royalty Board (“CRB”) for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

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

With respect to the matters described above under the captions “Telephone Consumer Protection Act Suits” and “Pre-1972 Sound Recording Matters,” SIRIUS XM has determined, based on its current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable, except for the settlement amount of the Capitol Records Case. However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect its business, financial condition, results of operations, or cash flows.

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

A summary of the repurchase activity for the three months ended September 30, 2015 is as follows:

Series C Liberty Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs *
July 1 - 31, 2015	—	$ NA	—	$ 327	million
August 1 - 31, 2015	—	$ NA	—	$ 327	million
September 1 - 30, 2015	96,775	$35.41	96,775	$ 324	million
Total	96,775		96,775

*Represents the maximum dollar value of both Series A and C Liberty common stock that may be yet be purchased under the Company’s share repurchase program, after considering the total of both Series A and Series C Liberty Common Stock share repurchases during each respective month.

There were no repurchases of Series A Liberty common stock during the three months ended September 30, 2015.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Bylaws of Liberty Media Corporation (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8-K (File No. 001-35707) as filed on August 6, 2015).

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

LIBERTY MEDIA CORPORATION
Date:	November 4, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 4, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Bylaws of Liberty Media Corporation (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8-K (File No. 001-35707) as filed on August 6, 2015).

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