Form 10-K
period 2015-12-31
Liberty Media Corp
filed 2016-02-26
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2015, was approximately $10.7 billion.

The number of outstanding shares of Liberty Media Corporation's common stock as of January 31, 2016 was:

Series A	Series B	Series C
102,204,921	9,870,966	222,567,095

Documents Incorporated by Reference

None

LIBERTY MEDIA CORPORATION

2015 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)     General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the media and entertainment industries. Through our subsidiaries and affiliates, we principally operate in North America. Our principal businesses and assets include our consolidated subsidiaries SIRIUS XM (defined below) and the Braves Holdings, LLC (“Braves Holdings”), and our equity affiliate Live Nation Entertainment, Inc. (“Live Nation”).

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

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire approximately 136.6  million SIRIUS XM shares for $500 million. Approximately 43.7  million shares were repurchased in 2013 for $160 million in proceeds and the remaining shares were repurchased in 2014 for proceeds of $340 million. The retirement of SIRIUS XM shares on a consolidated basis did not significantly impact the consolidated results as it only required an adjustment to noncontrolling interest as the shares were repurchased and retired. Additionally, during 2014, SIRIUS XM entered into certain accelerated share repurchase agreements pursuant to which SIRIUS XM repurchased approximately 223.2 million shares for approximately $756 million. SIRIUS XM repurchased approximately 524.2 million, 423.0 million and 476.5 million shares of SIRIUS XM common stock during the years ended December 31, 2015, 2014 and 2013, respectively, for $2.0 billion, $1.4 billion and $1.6 billion, respectively. Liberty continues to maintain a controlling interest in SIRIUS XM following the completion of the share repurchases.

SIRIUS XM, since the date of our investment, has repurchased approximately 1.8 billion SIRIUS XM shares for approximately $6.3 billion (including the shares repurchased from Liberty discussed above). As of December 31, 2015 our economic ownership interest in SIRIUS XM is approximately 61%.

During 2014, Liberty’s board approved the issuance of shares of its Series C common stock to holders of its Series A and Series B common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B common stock as of 5:00 p.m., New York City time, on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date. The impact of the Series C common stock issuance has been reflected retroactively due to the treatment of the dividend as a stock split for accounting purposes.  Additionally, in connection with the Series C common stock issuance and the Broadband Spin-Off (defined below), outstanding Series A common stock warrants were adjusted, as well as the number of shares covered by outstanding cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”).  There were 21,085,900 warrants with a strike price of $64.46 outstanding at December 31, 2015. The number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Liberty Series A common stock and the strike price was adjusted to $47.43 per share, which corresponds to the adjusted conversion price of our 1.375% Cash Convertible Senior Notes due 2023.

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

During November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves tracking stock, one to be designated as the Liberty Media tracking stock and one to be designated as the Liberty SiriusXM tracking stock, and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks.

In connection with the creation of the new tracking stocks, each outstanding share of Liberty’s Series A, Series B and Series C common stock would be cancelled and reclassified by exchanging each such share for newly issued shares of the corresponding series of Liberty Braves tracking stock, Liberty Media tracking stock and Liberty SiriusXM tracking stock.  Cash will be paid in lieu of the issuance of any fractional shares. In addition, following the creation of the new tracking stocks, Liberty would distribute to holders of its Liberty Braves tracking stock subscription rights to acquire shares of Series C Liberty Braves tracking stock. The record dates, distribution dates, and distribution ratios for the creation of the new tracking stocks and the distribution of subscription rights will be announced at a later date.

The Liberty Braves tracking stock would be intended to track and reflect the separate economic performance of the businesses, assets and liabilities to be attributed to the Liberty Braves Group. Liberty intends to attribute to the Liberty Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), cash and all liabilities arising under a note from Braves Holdings to Liberty, with total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. The Intergroup Note is expected to be repaid using proceeds from the proposed subscription rights offering (as described in more detail below).  Any remaining proceeds from the rights offering will be attributed to the Liberty Braves Group.

The Liberty SiriusXM tracking stock would be intended to track and reflect the separate economic performance of the businesses, assets and liabilities to be attributed to the Liberty SiriusXM Group. Liberty intends to attribute to the Liberty SiriusXM Group its subsidiary SIRIUS XM, cash and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

The Liberty Media tracking stock would be intended to track and reflect the separate economic performance of the businesses, assets and liabilities to be attributed to the Liberty Media Group. Liberty intends to attribute to the Liberty Media Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the Intergroup Note, any recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments.  Following the creation of the tracking stocks, the Liberty Media Group will also hold an approximate 20% inter-group interest in the Liberty Braves Group.

The subscription rights to acquire shares of Series C Liberty Braves tracking stock are expected to be issued to raise capital to repay the Intergroup Note and for working capital purposes.  The subscription rights would enable the holders to acquire shares of Series C Liberty Braves tracking stock at a 20% discount to the market price of the Series C Liberty Braves tracking stock. Liberty expects the subscription rights to be publicly traded, once the exercise price has been established and the rights offering to expire twenty trading days following its commencement.

Liberty expects that the Series A, Series B and Series C Liberty Braves Group common stock will trade under the symbols BATRA/B/K respectively, that the Series A, Series B and Series C Liberty Media Group common stock will trade under the symbols LMCA/B/K, respectively, and that the Series A, Series B and Series C Liberty SiriusXM Group common stock will trade under the symbols LSXMA/B/K, respectively. Liberty expects that Series A and Series C  of each of the Liberty Braves tracking stock and the Liberty Media tracking stock will trade on the Nasdaq Stock Market and that Series B of each of these stocks will trade on the OTC Markets. In addition, Liberty expects that each series (Series A, Series B and Series C) of the Liberty SiriusXM tracking stock will trade on the Nasdaq Stock Market.

The creation of the new tracking stocks will be subject to various conditions, including the requisite approval of the holders of Liberty’s common stock at a stockholders’ meeting and the receipt of the opinion of tax counsel.  Liberty expects to complete the creation of the new tracking stocks in the first half of 2016. The rights offering will also be subject to various conditions, including the creation of the new tracking stocks.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM’s stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;

•	our significant dependence upon automakers;
•	our ability to attract and retain subscribers in the future is uncertain;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM’s satellites, could negatively impact our results and brand;
•	the market for music rights is changing and is subject to significant uncertainties;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and consumer protection laws, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
•	general economic and business conditions and industry trends including the current economic downturn;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	impairments of third-party intellectual property rights;
•	our indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	capital spending for the acquisition and/or development of telecommunications networks and services;
•	the proposed reclassification of Liberty common stock into three new tracking stocks;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

(b)     Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the media and entertainment industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our  annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 17 to our consolidated financial statements found in Part II of this report.

(c)     Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries

Sirius XM Holdings Inc. (Nasdaq:SIRI)

Braves Holdings, LLC

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Sirius XM Holdings Inc.

SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as Sirius XM On Demand and MySXM, over its Internet radio service, including through applications for mobile devices. As of December 31, 2015, SIRIUS XM had approximately 29.6 million subscribers. Its subscribers include:

•	subscribers under its regular and discounted pricing plans;
•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;
•	subscribers to its Internet services who do not also have satellite radio subscriptions; and
•	certain subscribers to its weather, traffic and data services who do not also have satellite radio subscriptions.

SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM offers discounts for prepaid and longer-term subscription plans as well as discounts for multiple subscriptions. SIRIUS XM also derives revenue from the sale of advertising on select non-music channels, activation and other fees, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic and data services.

SIRIUS XM's satellite radios are primarily distributed through automakers (“OEMs”); retail stores nationwide; and through its website. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.

SIRIUS XM is also a leader in providing connected vehicle applications and services. SIRIUS XM's connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Subscribers to SIRIUS XM's connected vehicle services are not included in the subscriber count above or subscriber-based operating metrics.

Programming

SIRIUS XM offers a dynamic programming lineup of commercial-free music, sports, entertainment, comedy, talk, news, traffic and weather, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;
•	live play-by-play sports from major leagues and colleges;
•	a multitude of talk and entertainment channels for a variety of audiences;
•	a wide range of national, international and financial news;
•	exclusive limited run channels; and
•	local traffic and weather reports for 21 metropolitan markets throughout the United States.

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

SiriusXM Internet Radio offers listeners enhanced programming discovery and the ability to connect with content currently playing across SIRIUS XM’s commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand.

SIRIUS XM offers two innovative Internet-based products, SiriusXM On Demand and MySXM. SiriusXM On Demand offers SIRIUS XM's Internet radio subscribers listening on its online media player and on smartphones the ability to choose their favorite episodes from a catalog of content to listen to whenever they want. MySXM permits subscribers to personalize SIRIUS XM's existing commercial-free music and comedy channels to create a more tailored listening experience. Channel-specific sliders allow users to create over 100 variations of each of more than 50 channels by adjusting characteristics like library depth, familiarity, music style, tempo, region, and multiple other channel-specific attributes.  SiriusXM On Demand and MySXM are offered to SIRIUS XM Internet radio subscribers at no extra charge.

SXM17

SIRIUS XM is developing a product, which SIRIUS XM calls “SXM17,” that combines SIRIUS XM’s satellite and Internet services into a single, cohesive in-vehicle entertainment experience and is expected to allow SIRIUS XM to take advantage of the automaker’s deployment of advanced in-dash infotainment systems. SXM17 will leverage the ubiquitous signal coverage of SIRIUS XM’s satellite infrastructure and low delivery costs with the two-way communication capability of wireless Internet service to provide consumers seamless access to all of SIRIUS XM’s content, including SIRIUS XM’s live channels, SiriusXM On Demand programing and more personalized music services. The wireless Internet connection included in SXM17 will enable enhanced search and recommendations functions, making discovery of SIRIUS XM’s content in the vehicle easier than ever. SXM17 will allow consumers to manage many aspects of their subscriptions directly through their vehicles’ equipment. SIRIUS XM expects automakers to begin including the SXM17 product in vehicles as early as 2017.

Distribution of Radios

Automakers.   SIRIUS XM distributes satellite radios through the sale and lease of new vehicles. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States. Most automakers include a subscription to SIRIUS XM's radio service in the sale or lease of their new vehicles. In certain cases, SIRIUS XM receives subscription payments from automakers in advance of the activation of its service. SIRIUS XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive SIRIUS XM’s service. SIRIUS XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

Previously Owned Vehicles.  SIRIUS XM also acquires subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. SIRIUS XM has entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. SIRIUS XM also works directly with many franchise and independent dealers on programs for non-certified vehicles. SIRIUS XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and have established marketing plans to promote its services to these potential subscribers.

Retail.  SIRIUS XM sells satellite radios directly to consumers through its website. Satellite radios are also marketed and distributed through national and regional retailers.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.  SIRIUS XM provides its service through a fleet of eight orbiting satellites, five in the Sirius system, FM-1, FM-2, FM-3, FM-5 and FM-6, and three in the XM system, XM-3, XM-4 and XM-5. SIRIUS XM’s constellation of three XM satellites operate in a geostationary orbit, with XM-5 used as a spare for both the XM and Sirius constellations. SIRIUS XM’s constellation of five Sirius satellites operate in two separate orbits. Three of the Sirius satellites, FM-1, FM-2 and FM-3, operate in a highly inclined elliptical orbit. The other two Sirius satellites, FM-5 and FM-6, operate in a geostationary orbit. SIRIUS XM plans to transition its Sirius constellation to solely a geostationary orbit using the FM-5 and FM-6 satellites. As part of this transition, FM-1, FM-2 and FM-3 are expected to be moved into disposal orbits during 2016.

Satellite Insurance.  SIRIUS XM does not have in-orbit insurance policies covering its satellites, as SIRIUS XM considers the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM's satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, SIRIUS XM has deployed terrestrial repeaters to supplement satellite coverage. SIRIUS XM operates over 1,100 terrestrial repeaters as part of its systems across the United States.

Other Satellite Facilities.  SIRIUS XM controls and communicates with its satellites from facilities in North America and maintains earth stations in Panama and Ecuador to control and communicate with three of its Sirius system satellites, FM-1, FM-2 and FM-3. Its satellites are monitored, tracked and controlled by a third party satellite operator.

Studios

SIRIUS XM's programming originates from studios in New York City and Washington, D.C., and, to a lesser extent, from smaller studios in Los Angeles, Nashville and a variety of smaller venues across the country. SIRIUS XM’s headquarters are based in New York City. Both its New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.

Radios

Radios are primarily manufactured in two principal configurations: in-dash radios and dock & play radios.

SIRIUS XM does not manufacture radios.  SIRIUS XM has authorized manufacturers and distributors to produce and distribute radios, and has licensed its technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. SIRIUS XM manages various aspects of the production of satellite radios. To facilitate the sale of radios, SIRIUS XM may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.

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

Canada

SIRIUS XM also has an equity interest in the satellite radio services offered in Canada through its investment in Sirius XM Canada Holdings, Inc. (“SIRIUS XM Canada”). SIRIUS XM owns approximately 37% of the equity of SIRIUS XM Canada. Subscribers to the services offered by SIRIUS XM Canada are not included in the subscriber count above or subscriber-based operating metrics.

Other Services

Commercial Accounts.  SIRIUS XM's programming is available for commercial establishments. Commercial subscription accounts are available through providers of in-store entertainment solutions and directly from SIRIUS XM. Certain commercial subscribers are included in SIRIUS XM’s subscriber count.

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

Real Time Traffic Services.  SIRIUS XM offers services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.

Real Time Weather Services.  SIRIUS XM offers several real-time weather services designed for improving situational awareness in vehicle, marine and/or aviation use.

Copyrights to Programming

In connection with its satellite radio music programming, SIRIUS XM must negotiate and enter into royalty arrangements with two sets of rights holders: Holders of copyrights in musical works (that is, the music and lyrics) and holders of copyrights in sound recordings (that is, the actual recording of a work).

Musical works rights holders, generally songwriters and music publishers, are traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. SIRIUS XM has arrangements with all of these organizations. However, the market for rights relating to musical works is changing rapidly. Certain songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities have formed to represent rights holders. In addition, the United States Justice Department is reviewing the consent decrees that have governed ASCAP and BMI since the 1940s and other aspects of the musical works market. The changing market for musical works may have an adverse effect on SIRIUS XM, including increasing its costs or limiting the musical works available to SIRIUS XM.

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

The CRB has issued its determination regarding the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over its satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2017. Under the terms of the CRB's decision, SIRIUS XM will pay a royalty based on gross revenue, subject to certain exclusions, of 10.5% for 2016 and 11% for 2017. The rate for 2015 was 10%.

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

To secure the rights to stream music content over the Internet, including to mobile devices, SIRIUS XM also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and, in certain cases, sound recordings. SIRIUS XM has arrangements with ASCAP, SESAC and BMI to license the musical compositions it streams over the Internet. The licensing of certain sound recordings fixed after February 15, 1972 for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB. In 2015, SIRIUS XM paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.0024 per play.

In December 2015, the CRB released the rates and terms for the use of sound recordings by non-interactive Internet services, such as SIRIUS XM’s Internet radio service, for the period of 2016 through 2020.  Effective as of January 1,

2016, the CRB set a royalty rate at $0.0017 per performance for ad-supported services and a royalty rate at $0.0022 per performance for subscription based services.  In accordance with the CRB’s decision, these royalty rates will increase during the period from 2017 through 2020 based on the consumer price index.

SIRIUS XM’s rights to perform certain copyrighted sound recordings (that is, the actual recording of a work) that were fixed after February 15, 1972 are governed by United States federal law, the Copyright Act. In contrast, SIRIUS XM’s rights to perform certain sound recordings that were fixed before February 15, 1972 are governed by state statutes and common law and are subject to litigation in five states.

Trademarks

SIRIUS XM registered, and intends to maintain, the trademarks “Sirius”, “XM”, “SiriusXM” and “SXM” with the United States Patent and Trademark Office in connection with the services it offers. SIRIUS XM is not aware of any material claims of infringement or other challenges to its right to use the “Sirius”, “XM”, “SiriusXM” or "SXM” trademarks in the United States. SIRIUS XM also has registered, and intends to maintain, trademarks for the names of certain of its channels. SIRIUS XM has also registered the trademarks “Sirius”, “XM” and "SiriusXM" in Canada. SIRIUS XM has granted a license to use certain of its trademarks in Canada to Sirius XM Canada.

Braves Holdings, LLC

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Major League Baseball (“MLB”) club the Atlanta Braves (“Braves”, the “club” and the “team”) and certain assets and liabilities associated with the Braves’ stadium and Braves Holdings’ mixed use development project, which we refer to as the “Development Project” and as described in “Facilities” below. We acquired the Braves from Time Warner, Inc. in 2007.

Business Operations

Braves Holdings derives revenue from both local and national sources. Team revenue includes revenue from ticket sales, broadcasting rights, shared revenue collected and distributed by MLB, merchandise sales, farm clubs, revenue sharing arrangements and other sources.  Revenue related to the Braves’ facilities include corporate sales and naming rights, concessions, advertising, suites and premium seat fees, parking and publications.  Ticket sales and broadcasting rights are the team’s primary revenue drivers.

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of broadcasting rights to the Braves’ baseball games.  Each MLB club has the right to authorize the television broadcast within its home television territory of games in which it participates, subject to certain exceptions. The Braves have long-term local broadcasting agreements with Sportsouth Network II, LLC, the owner and operator of the SportSouth video programming service (“Fox SportSouth”). Nationally, the Braves participate in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 MLB clubs with ESPN, TBS, Fox and SIRIUS XM (the “National Broadcast Rights”).  Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the “MLB Rules and Regulations”), the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. Each MLB club also has the right to authorize radio broadcast, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with 147 local radio station affiliates broadcasting Braves games across the Southeast (the “Braves Radio Network”)

Ticket Sales.  The Braves offer single game tickets, as well as various season ticket packages. The per-ticket average price of 2016 full-season ticket plans ranges from $5.19 to $69.51, depending upon the seating area. In 2012, the Braves instituted a variable pricing strategy to help eliminate the perceived difference in value for certain games, which was often exploited in the secondary market. The club created six pricing tiers per seat, based upon various factors including the day of the week, date and opposing team. The Braves have also begun to encourage fans to use digital ticketing, which allows the club to track important data, put parameters on resales, and provide paperless benefits to its consumers.

Advertising and Corporate Sponsorship.  The Braves work with a variety of corporate sponsors to facilitate advertising and promotional opportunities both at Turner Field and the new SunTrust Park. Advertising space is available on the main scoreboard, elsewhere throughout each ballpark and in programs sold at each game. The Braves also enter into long-term licensing agreements for advertising rights with respect to various suites and hospitality spaces. The Braves’ marketing department works closely with the club’s sponsors to offer contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the club allows the Braves name and logo to be used in connection with certain local promotional activities. The Braves also coordinate advertising placement through the Braves Radio Network, and has a cross-promotional sponsorship and marketing agreement with Fox SportSouth.

Player Contracts and Salaries.  The Collective Bargaining Agreement (the “CBA”) requires MLB clubs to sign players using the Uniform Player’s Contract. The minimum Major League contract salary for players during the 2015 season under the CBA was $507,500. If a player is injured or terminated by the team for lack of skill during the regular season, he is entitled to all of his salary under the contract for the remainder of the year. Contracts may cover one year or multiple years, but generally under multi-year contracts a player’s salary is guaranteed even if the contract is terminated by the team, or if the player dies or becomes ill, during the term of the contract. The Braves are not required to pay the remaining contract salaries of players who resign or refuse to play.

Team

Player Personnel.  Under MLB Rules and Regulations, each team is permitted to have 40 players under contract, but may only maintain 25 players on its active roster from the Opening Day of the season through August 31 of each year. During the remainder of the season, teams may keep an active roster consisting of all 40 players under contract. The Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success.

Player Development.  The Braves are associated with six minor league teams located in the United States, five of which are owned by Braves Holdings.  The club’s minor league affiliates are detailed below:

Team	Class	League	Location
Gwinnett Braves	AAA	International League	Lawrenceville, GA
Mississippi Braves	AA	Southern League	Pearl, MS
Carolina Mudcats*	A Adv.	Carolina League	Zebulon, NC
Rome Braves	A	South Atlantic League	Rome, GA
Danville Braves	R	Appalachian League	Danville, VA
GCL Braves	R	Gulf Coast League	Lake Buena Vista, FL

______________________________

* Not owned by Braves Holdings

The Braves also operate a baseball academy in the Dominican Republic under the Dominican Summer League.  Dominican players, and players from other Latin American countries, are an important source of talent for the Braves and other MLB clubs, but these players may not participate in the first-year draft process (which is limited to only residents of the United States, United States territories, and Canada, including international players who are enrolled in a high school or college in such locations). However, the Braves may enter into contracts with Latin American players, subject to certain MLB Rules and Regulations.

Facilities

Turner Field.  Since opening in 1997, the “Home of the Braves” has been an Atlanta landmark. The stadium was originally constructed for the 1996 Summer Olympic Games, and was known as Centennial Olympic Stadium, before being converted into a baseball park. Turner Field today has just under 50,000 seats, 58 private suites and four private membership clubs: the 755 Club, the SunTrust Club, the Superior Plumbing Club and the Georgia’s Own Credit Union Club.

Braves Holdings has exclusive operating rights to Turner Field pursuant to an Operating Agreement (the “Turner Operating Agreement”) with the Atlanta Fulton County Recreation Authority (the “AFCRA”). Under the current Turner Operating Agreement with AFCRA, the Braves pay an annual operating fee and a capital fee. AFCRA utilizes the capital solely for capital maintenance and repairs. At the end of the Turner Operating Agreement term in 2016, any balance in the Capital Fund may be used by ACFRA in its sole discretion. Braves Holdings has a $500,000 operator fee and a $1.5 million capital fee due for the remainder of the Turner Operating Agreement term, which expires at the end of the 2016 season. On November 11, 2013, the Braves announced that the team would leave Turner Field at the end of the current term of the Turner Operating Agreement. Braves Holdings has since begun construction on a new stadium complex, SunTrust Park, located in Cobb Country, Georgia.

SunTrust Park.  Effective for the 2017 season, the Braves are expected to relocate into a new ballpark located in Cobb County, Georgia. Braves Holdings will have exclusive operating rights to the facility via a Stadium Operating Agreement with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land (of which Braves Holdings has retained title to all but the portion of the parcel underlying the ballpark) for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. The construction of the new ballpark, which is expected to have a total cost of approximately $672 million, is being funded by a combination of Braves Holdings, Cobb County, the Cumberland Improvement District (the “CID”) and the Authority. The Authority has issued $368 million in bonds to fund its portion of the costs, Cobb County is contributing an additional $14 million and the CID is contributing $10 million. Braves Holdings is expected to contribute a minimum of $280 million toward the completion of ballpark.    Braves Holdings funding for these initiatives has come from cash reserves and utilization of a construction loan and two credit facilities with aggregate commitments of $520 million. As of December 31, 2015, Braves Holdings had utilized approximately $147 million under these credit arrangements. In addition, Braves Holdings, through affiliated entities and third party development partners, is in the process of developing land around the ballpark for a mixed-use complex, which is expected to feature retail, residential, office, hotel and entertainment opportunities. The expected cost for this mixed-use development is approximately $558 million, and Braves Holdings’ affiliated entities will be responsible for approximately $490 million of such development costs, which Braves Holdings intends to fund with a mix of approximately $200 million in equity and $290 million of new debt.

Once completed, we believe SunTrust Park will be an industry-leading sports complex spanning approximately 1,100,000 square feet, with 41,200 seats, including 30 suites and 4,200 premium seats, multiple hospitality clubs and retail merchandise venues. The stadium will also feature concessions and restaurant spaces, administrative offices for team operations, sales and marketing, as well as a ticket office, team clubhouse and training rooms.

Champion Stadium.  Champion Stadium in Lake Buena Vista, Florida is the Braves’ spring training facility, and the playing facility of the Braves’ Rookie League affiliate GCL Braves. The stadium is part of the ESPN Wide World of Sports Complex at Walt Disney World Resort, and features four luxury sky boxes and more than 9,500 seats. The Braves signed a 20-year lease agreement for the complex in 1997, which will expire after the last day of spring training in 2017. The club receives limited use of the stadium, four practice fields, a half-sized infield, clubhouse, temporary clubhouse space for minor league players and office space for both year-round and spring training operations.

As the owner of a MLB franchise, Braves Holdings must comply with rules promulgated by the MLB Commissioner and MLB's constitution and bylaws. Each franchise is required to share locally derived revenue with the other MLB franchises and their owners through MLB's revenue sharing plan. Under the MLB rules, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from National Broadcast Rights, national sponsorships and licensing deals, and the MLB All Star Game) to the clubs, and funds certain expenses (such as contributions to the MLB Players Benefit Plan, administrative and operational expenses of the Commissioner's office, a reserve fund for the Commissioner's office, and administrative expenses of the Central Fund) on behalf of the MLB franchises. Each MLB franchise's share of the Central Fund, following certain adjustments which are made under the MLB revenue share arrangements, is paid to each MLB franchise by the end of each year, unless otherwise determined by the Commissioner. Also under the MLB rules, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB's interactive media and internet company which runs MLB's official website and all of the MLB teams' websites.

Live Nation Entertainment, Inc.

Live Nation is considered the largest live entertainment company in the world and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. Live Nation has four business segments: Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.

Live Nation's Business Segments

Concerts. Live Nation's Concerts segment principally involves the global promotion of live music events in their owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world and the creation of associated content. During 2015, Live Nation's Concerts business generated approximately $5.0 billion, or 69%, of Live Nation's total revenue. Live Nation promoted 25,500 live music events in 2015, including artists such as Fleetwood Mac, Kevin Hart, AC/DC, One Direction, Maroon 5 and Luke Bryan and through festivals such as Electric Daisy Carnival, Rock Werchter, Austin City Limits, Lollapalooza and Bonnaroo. While its Concerts segment operates year-round, Live Nation generally experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Ticketing. Live Nation's Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fixed fee or a percentage of the total convenience charge and order processing fee for its services. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2015, Live Nation sold 69%, 21%, 7% and 3% of primary tickets through these channels, respectively. Live Nation's Ticketing segment also manages its online activities including enhancements to its websites and bundled product offerings. During 2015, the Ticketing business generated approximately $1.6 billion, or 23% of Live Nation's total revenue, which excludes the face value of tickets sold. Through all of its ticketing services, Live Nation sold 160 million tickets in 2015 on which Live Nation was paid fees for its services. In addition, Live Nation sold approximately 297 million tickets in total using its Ticketmaster systems, through season seat packages and its venue clients' box offices, for which Live Nation does not receive a fee. Live Nation's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.

Artist Nation. Live Nation's Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. The Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the Internet. During 2015, the Artist Nation business generated approximately $439 million, or 6%, of Live Nation's total revenue. Revenue earned from the Artist Nation segment is impacted to a large degree by the touring schedules of the artists Live Nation represents and generally Live Nation experiences higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events.

Sponsorship & Advertising. Live Nation's Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through its concert, venue, artist relationship and ticketing assets, including advertising on Live Nation websites. Live Nation drives increased advertising scale to further monetize its concerts platform through rich media offerings including advertising associated with live streaming and music-related original content. Live Nation works with its corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. Live Nation also develops, books and produces custom events or programs for its clients’ specific brands which are typically experienced exclusively by the clients’ customers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2015, the Sponsorship & Advertising business generated approximately $334 million, or 5%, of Live Nation's total revenue. Live

Nation typically experiences higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used or occur from May through October.

Terms of Live Nation Investment

At December 31, 2015, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 35% of the issued and outstanding shares as of December 31, 2015.

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

Other Minority Investments

We also own a portfolio of minority equity investments in publicly traded media companies, including Time Warner, Inc. (NYSE: TWX) and Viacom, Inc. (Nasdaq: VIAB). These are assets that were acquired mostly in tax-efficient transactions and are currently held as non-core assets. In the past we have entered into swaps, exchangeable debentures, and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.

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

In 1997, SIRIUS XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS XM's FCC licenses for its Sirius system satellites expire in 2017 and 2022. SIRIUS XM's FCC licenses for its XM satellites expire in 2018, 2021 and 2022. One of SIRIUS XM’s XM satellites is operating under special temporary authority from the FCC is in the process of being de-orbited. SIRIUS XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant a license for any replacement satellites.

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

Competition

SIRIUS XM faces significant competition for both listeners and advertisers, including from providers of radio or other audio services. SIRIUS XM’s digital competitors are making in-roads into vehicles, where it is currently the prominent alternative to traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by subscription fees. The availability of traditional free AM/FM radio reduces the likelihood that customers would be willing to pay for SIRIUS XM’s subscription services and, by offering free broadcasts, it may impose limits on what SIRIUS XM can charge for its services. SIRIUS XM also faces competition from Internet radio and Internet-enabled smartphones, which often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major media companies and online-only providers, including Apple, Google Play, Pandora and iHeartRadio, also make high fidelity digital streams available through the Internet for free or, in some cases, for less than the cost of a satellite radio subscription. Internet-enabled smartphones, which are easily integrated into vehicles, are often free to the user and offer music and talk content. Leading audio smartphone radio applications include Apple, Pandora, Spotify, and iHeartRadio.  Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content. In addition, SIRIUS XM faces competition as a result of the deployment or planned deployment by nearly all automakers of integrated multimedia systems in dashboards. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. Internet radio and other data are typically connected to the system via a bluetooth link to an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in the car. SIRIUS XM also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems and that are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly fee for the audio service. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with SIRIUS XM's services now or that could compete with its services in the future. The in dash navigation market is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic.

Braves Holdings faces competition from many alternative forms of leisure entertainment. During the baseball season, Braves Holdings competes with other sporting and live events for game day attendance, which is integral to Braves Holdings' ticket, concession and souvenir sales revenue. The broadcasting of the Atlanta Braves’ games, which is another significant source of revenue for Braves Holdings, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, online activities, movies and other forms of news and information. In addition, Braves Holdings competes with the other Major League Baseball teams for a limited pool of player, coaching and managerial talent. This talent contributes to the Atlanta Braves’ winning record and league standings, which are critical components of Braves Holdings’ competitiveness.

Live Nation faces competition in the live music industry, in attracting touring artists to the venues it owns and operates, from ticketing services primarily through online channels but also through phone, outlet and box office channels, and in its artist management and sponsorships businesses. Competition in the live entertainment industry is intense. Live Nation believes that it competes primarily on the basis of its ability to deliver quality music products, sell tickets and provide enhanced fan and artist experiences. It believes that its primary strengths include the quality of service delivered to its artists, fans and corporate sponsors, its track record in promoting and producing live music events and tours both domestically and internationally, artist relationships, its global footprint, ticketing software and services, its ecommerce site and associated database, distribution platform (venues), the scope and effectiveness in its expertise of marketing and sponsorship programs and its financial stability.

Employees

As of December 31, 2015, we had 80 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 3,423 full and part-time employees. We believe that our employee relations are good.

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

Risk Factors Relating to our Businesses

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.     At December 31, 2015, our only wholly-owned consolidated subsidiary is Braves Holdings, which, due to its size and nature, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Although we received a distribution of approximately $300 million in cash from Liberty Broadband in connection with the Broadband Spin-Off, that was a one-time distribution and no further cash will be accessible from Liberty Broadband. In addition, although we began consolidating SIRIUS XM in the first quarter of 2013, we do not have ready access to the cash flow of SIRIUS XM due to SIRIUS XM being a separate public company and the presence of a significant noncontrolling interest. Hence, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The business of SIRIUS XM depends in significant part on the operation of its satellites.     As a satellite radio broadcaster, SIRIUS XM's business depends on the lives and proper operation of its satellites. The lives of SIRIUS XM's satellites will vary and depend on a number of factors, including degradation and durability of solar panels, quality of construction, random failure of satellite components (which could result in significant damage to or loss of a satellite), the amount of fuel the satellite consumes and damage or destruction by electrostatic storms, collisions with other objects in space or other events (such as nuclear detonations) occurring in space.  In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on SIRIUS XM's in-orbit satellites have failed, and from time to time SIRIUS XM has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. Any material failure of its satellites could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM's reputation and operating results. SIRIUS XM maintains no in-orbit insurance for its satellites.

SIRIUS XM plans to transition its Sirius constellation of satellites to a geostationary orbit using its existing FM-5 and FM-6 satellites. The transition will, in certain cases, affect the signal coverage for customers served by these satellites.

In addition, SIRIUS XM’s network of terrestrial repeaters communicates with a single third-party satellite. Its XM network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services handled by that satellite would be disrupted for several hours or longer.

Interruption or failure of SIRIUS XM's information technology and communications systems could negatively impact its results and brand, and therefore the value of our investment in SIRIUS XM.     SIRIUS XM's business is dependent on the operation and availability of its information technology and communication systems and those of certain third party service providers. Any degradation in the quality, or any failure, of SIRIUS XM's systems (due to events such as unplanned outages, natural disasters, terrorist activities, technical difficulties or loss of data or processing capabilities) could reduce its revenue, cause it to lose customers and damage its brand. SIRIUS XM could also experience loss of data or processing capabilities, which could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM’s reputation and operating results. Although SIRIUS XM has implemented practices designed to maintain the availability of its information technology systems and mitigate the harm of any unplanned interruptions, SIRIUS XM cannot anticipate all eventualities and unplanned outages and technical difficulties are occasionally experienced. In addition, SIRIUS XM relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities.  Any interruption or failure of SIRIUS XM's internal or external systems could prevent SIRIUS XM from serving customers or cause data to be unintentionally disclosed. SIRIUS XM has a program in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, SIRIUS XM may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications SIRIUS XM develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to SIRIUS XM’s systems or facilities, or those of third parties with whom it does business, through fraud, trickery, or other forms of deceiving its employees, contractors or other agents.

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

In addition, SIRIUS XM is subject to various consumer protection laws, rules and regulations, which are extensive and have developed rapidly, particularly at the state level, and, in certain jurisdictions, can cover nearly all aspects of SIRIUS XM's marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with existing and prospective subscribers. SIRIUS XM is currently subject to certain claims under the Telephone Consumer Protection Act relating to telephone calls its vendors make to subscribers and trial subscribers, including calls to consumer’s mobile phones, which are described in “Item 3. Legal Proceedings.” Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets of our subsidiaries and business affiliates will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

The success of SIRIUS XM and Live Nation, in part, depends on audience acceptance of their programs and services, which is difficult to predict.     Entertainment content production, satellite radio services and live entertainment events are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public's acceptance of these programs and services, which is difficult to predict. The commercial success of a satellite radio program or live entertainment production depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment productions. Consequently, low public acceptance of the programs and services offered by SIRIUS XM and Live Nation could hurt the ability of these companies to maintain rates charged to customers, subscribers and, as applicable, advertisers, which would adversely impact revenue, operating income and net income.

Certain of our businesses depend on the performance of, and their relationships, with various third parties and any adverse changes in these relationships could adversely affect our results of operation.     An important component of the success of our businesses, including in particular our consolidated subsidiary SIRIUS XM, is the ability to maintain existing, as well as build new, relationships with third parties, such as:

•	manufacturers that build and distribute satellite radios;
•	companies that manufacture and sell integrated circuits for satellite radios;
•	programming providers;
•	talent, agents and managers;
•	venue operators;
•	operators of call centers;
•	retailers that market and sell satellite radios and promote subscriptions to our services; and
•	vendors that have designed or built and vendors that support or operate other important elements of our systems.

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

Our businesses may be impaired by third-party intellectual property rights.     Development of our business systems used by our subsidiaries and business affiliates has depended upon the intellectual property developed by them, as well as intellectual property licensed from third parties. If the intellectual property developed or used by them is not adequately protected, others will be permitted to and may duplicate portions of these systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent the intellectual property rights, patents or existing licenses of these businesses or they may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology so developed, and to be developed, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require our subsidiaries and business affiliates to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm their businesses.

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

Third parties may assert claims or bring suit for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject businesses to significant liabilities to third parties; require them to seek licenses from third parties; block their ability to operate their systems or license their technology; or otherwise adversely affect their ability to successfully develop and market their products and services.

The ability of SIRIUS XM to attract and retain subscribers in the future is uncertain.    SIRIUS XM’s ability to retain subscribers, or increase the number of subscribers to its service, in any given period is subject to many factors, including the price of SIRIUS XM's service, the health of the economy, the production and sale or lease of new vehicles in the United States, the rate at which existing self-pay customers buy and sell new and used vehicles in the United States, including the extent to which existing self-pay subscribers buy and sell new and used vehicles which include an unpaid trial, SIRIUS XM's ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service, the effectiveness of its marketing programs, the entertainment value of its programming, SIRIUS XM’s ability to respond to evolving consumer tastes, relative to the flexibility of its Internet-based competitors, and actions by its competitors, such as terrestrial and Internet radio and other audio entertainment and information providers. As part of SIRIUS XM's business, SIRIUS XM experiences, and expects to experience in the future, subscriber turnover (i.e., churn). Some elements of SIRIUS XM’s business strategy may result in churn increasing.  For example, its efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of economy-minded subscribers; its work to acquire subscribers purchasing or leasing pre-owned vehicles may attract subscribers of more limited economic means; and its product and marketing efforts may attract more price sensitive subscribers. If SIRIUS XM is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected. SIRIUS XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a promotional subscription to its satellite radio service. SIRIUS XM spends substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers. If SIRIUS XM is unable to consistently attract new subscribers, and retain its current subscribers, at a sufficient level of revenue to be profitable, the value of its common stock could decline, and without sufficient cash flow it may not be able to make the required payments on its indebtedness and could ultimately default on its commitments.

The unfavorable outcome of pending or future litigation, including class actions alleging violations of the TCPA, could have a material adverse impact on our operations and financial condition.   SIRIUS XM is a party to several legal proceedings arising out of various aspects of its business, including class actions seeking substantial damages for purported violations by SIRIUS XM, or by its call center vendors acting on its behalf, of the TCPA.  The TCPA imposes significant restrictions on communications made using automatic telephone dialing systems (“ATDS”) or artificial or prerecorded voices.  The class actions against SIRIUS XM allege, among other things, that it called mobile phones using an ATDS without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent, in violation of the TCPA.  Under the TCPA, such violations may result in statutory damages of up to five hundred dollars per call for inadvertent violations and up to fifteen hundred dollars per call for knowing or willful violations.  Given the significant number of communications SIRIUS XM’s call center vendors make to consumers and its subscribers, a determination that SIRIUS XM, or its call center vendors acting on its behalf, have violated the TCPA could expose SIRIUS XM to statutory damages and, if incurred, could, individually or in the aggregate, have a material adverse impact on its operations and financial condition.  Further, if any indemnification claims SIRIUS XM has against its call center vendors are unsuccessful, SIRIUS XM may be required to pay the full amount of any damages.

The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on SIRIUS XM’s financial condition.  Beyond these current proceedings, if, going forward, SIRIUS XM fails to ensure that the telemarketing efforts of its call center vendors are TCPA-compliant, and it is held responsible for these vendors’ acts, SIRIUS XM may be subject to further litigation and could be required to pay significant statutory damages.  See "Item 3. Legal Proceedings" below.

Our businesses, such as SIRIUS XM and Live Nation, may not realize the benefits of acquisitions or other strategic initiatives.    Our business strategy and that of our subsidiaries and business affiliates, including SIRIUS XM and Live Nation, may include selective acquisitions or other strategic initiatives focused on business expansion. The success of any acquisitions depends on effective integration of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak economic conditions may reduce consumer demand for products and services offered by our subsidiaries and business affiliates.   A weak economy in the United States could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers, affecting SIRIUS XM, reduced live-entertainment expenditures, affecting Live Nation and Braves Holdings. A slowdown in auto sales (which is an important source of satellite radio subscribers) could adversely affect SIRIUS XM’s revenue. Accordingly, the ability of our subsidiaries and business affiliates to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

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

The indebtedness of our subsidiary, SIRIUS XM, could adversely affect its operations and could limit its ability to react to changes in the economy or its industry.   Our subsidiary SIRIUS XM has significant indebtedness. As of December 31, 2015, SIRIUS XM had outstanding an aggregate principal amount of approximately $5.5 billion of indebtedness, $340 million of which was outstanding under a $1.75 billion senior secured revolving credit facility with a syndicate of financial institutions which contains certain covenants. This debt level has important consequences. Carrying significant debt loads can increase a company’s vulnerability to general adverse economic and industry conditions, require it to dedicate a portion of its cash flow from operations to payments on indebtedness, reduce the availability of cash flow to fund capital expenditures, marketing and other general corporate activities, limit its ability to borrow additional funds or make capital expenditures, limit its flexibility in planning for, or reacting to, changes in its business and its industry, and may place it at a competitive disadvantage compared to other competitors. Failure to comply with such covenants could result in an event of default, which, if not cured or waived, could cause the borrower to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for its business or assets.

We have substantial debt held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.    As of December 31, 2015, we had $1.2 billion principal amount of corporate-level debt outstanding, consisting of a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty, $1 billion outstanding under our 1.375% Cash Convertible Senior Notes due 2023 and $38 million in other obligations. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including SIRIUS XM's senior notes and credit facility. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non wholly-owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates.

Royalties for music rights, which are paid by SIRIUS XM, have increased and there can be no assurance that they will not continue to increase, and the market for music rights is changing and is subject to significant uncertainties.    SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to BMI, ASCAP and SESAC.  These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers.  SIRIUS XM has agreements with ASCAP, BMI and SESAC through 2016.  There can be no assurance that the royalties SIRIUS XM pays to ASCAP, SESAC, BMI and other songwriters and music publishers will not increase upon expiration of these arrangements. The market for acquiring rights from songwriters and music publishers is changing. BMI and ASCAP are subject to Consent Decrees with the United States. The United States Department of Justice is reviewing these Consent Decrees and may agree to changes to those arrangements. In addition, certain songwriters and music publishers have withdrawn from two of the traditional performing rights organizations, ASCAP and BMI, and third parties have contacted SIRIUS XM regarding the need to separately license works. The change to, and fragmentation of, the traditional market for licensing musical works could increase SIRIUS XM’s licensing costs and/or cause it in certain cases to reduce the number of works performed. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972.  Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board ("CRB").  Owners of copyrights in sound recordings have created SoundExchange, a collective organization to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB's decision governing sound recording royalties for the five-year period ending on December 31, 2017, SIRIUS XM will pay a royalty based on gross revenue, subject to certain exclusions, of 10.5% for 2016, and 11% for 2017. The rate for 2015 was 10%. The CRB proceeding to set royalty rates for the five year period beginning 2018 will begin later this year.  SoundExchange currently has a petition before the CRB, requesting an interpretation of the CRB's regulations related to sound recording royalties for the five year period ended December 31, 2012.  SoundExchange alleges that SIRIUS XM underpaid royalties for statutory licenses within that time period. The right to perform certain copyrighted sound recordings that were fixed before February 15, 1972 is governed by state common law principles and, in certain instances, may be subject to state statutes. SIRIUS XM is a defendant in litigation in three states regarding the alleged distribution, duplication and performance of certain copyrighted sound recordings that were fixed before February 15, 1972. In 2015, SIRIUS XM settled one such suit for $210 million.  The settling record companies claimed to own, control, or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings SIRIUS XM historically played. If courts ultimately hold that a performance right exists under state copyright laws, SIRIUS XM may be required to pay additional royalties to perform copyrighted sound recordings that were fixed before February 15, 1972 or remove those works from its service. For additional information about these matters, see Item 3. Legal Proceedings.

Our subsidiary, SIRIUS XM, and our other businesses, face substantial competition, which may increase over time.     SIRIUS XM faces substantial competition from other providers of music and talk radio and other audio services and its ability to retain and attract customers is based on its successful programming. SIRIUS XM's subscribers can obtain similar content through terrestrial radio, Internet radio services and Internet streaming services, and a number of automakers and aftermarket manufacturers have introduced factory-installed radios capable of accessing internet-delivered auto entertainment and connecting to Internet-delivered content on smartphones. Such competition could lower subscription, advertising or other revenue or increase expenses related to marketing, promotion or other expenses, which would lower SIRIUS XM's earnings and free cash flow. For additional information regarding the competitive factors faced by our businesses, see “Part I. Business -- Competition” above.

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

The success of Braves Holdings, in part, depends on its ability to recruit and retain key persons.    The financial success of Braves Holdings is influenced by the record of the Atlanta Braves Major League baseball team during each season, which is directly impacted by their ability to employ and retain top performing players, coaches and managers. We cannot assure you that if the Atlanta Braves Major League baseball team experiences turnover of these key persons, they will be able to recruit and retain acceptable replacements, in part, because the market for such employees is very competitive and limited.

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

Our equity method investment in Live Nation may have a material impact on our net earnings.     We have a significant investment in Live Nation, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under "share of earnings (losses) of affiliates," which contributes to our earnings (loss) from continuing operations before income taxes. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings. Notwithstanding the impact on our net earnings, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities which is not reflected at fair value on our balance sheet and is also subject to market risk that is not directly reflected in our statement of operations.

The liquidity and value of our minority public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.   Included among our assets are equity interests in one or more publicly-traded companies that are not consolidated subsidiaries or equity affiliates, such as Time Warner Inc. and Viacom, Inc. As of December 31, 2015, the market value of these investments totaled $425 million. The value of these interests may be affected by economic and market conditions that are beyond our control and changes in the value of these investments may affect our financial results. In addition, our ability to liquidate these interests without adversely affecting their aggregate value may be limited.

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

Our company has overlapping directors and management with Liberty Interactive, Liberty Broadband and Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), which may lead to conflicting interests.     As a result of the Split-Off, the Broadband Spin-Off and Liberty Interactive’s spin-off of Liberty TripAdvisor in August 2014, most of the executive officers of Liberty also serve as executive officers of Liberty Interactive, Liberty Broadband and Liberty TripAdvisor, and there are overlapping directors. None of these companies has any ownership interest in any of the others. Our executive officers and members of our company's board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive, Liberty Broadband or Liberty

TripAdvisor have fiduciary duties to that company's stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty Interactive, Liberty Broadband or Liberty TripAdvisor pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our company's directors and officers continue to own Liberty Interactive, Liberty Broadband and Liberty TripAdvisor stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Liberty Interactive, Liberty Broadband and/or Liberty TripAdvisor. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and Liberty TripAdvisor has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty Interactive, Liberty Broadband and Liberty TripAdvisor) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive, Liberty Broadband or Liberty TripAdvisor and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty Interactive, Liberty Broadband, Liberty TripAdvisor or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

•

requiring stockholder approval by holders of at least 66⅔% of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter; and

•

the existence of authorized and unissued stock, including "blank check" preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

In addition, our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 48% of the aggregate voting power in our company, due to his beneficial ownership of approximately 96% of the outstanding shares of Liberty Series B common stock as of January 31, 2016.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties.

We own our corporate headquarters in Englewood, Colorado.

SIRIUS XM owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, SIRIUS XM leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, California and Texas for its office, production, technical, studio and engineering facilities and call center. SIRIUS XM also leases properties in Panama and Ecuador that are used as earth stations to command and control satellites. In addition, SIRIUS XM leases or licenses space at approximately 730 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space and entertainment venues.  Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.Legal Proceedings

Telephone Consumer Protection Act Suits

SIRIUS XM is a defendant in several purported class action suits that allege that SIRIUS XM, or call center vendors acting on their behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent. In one of the actions, the plaintiff also alleges that SIRIUS XM violated the TCPA’s call time restrictions, and in one of the other actions, the plaintiff also alleges that SIRIUS XM violated the TCPA’s do not call restrictions. SIRIUS XM’s vendors make millions of calls each month to consumers, including its subscribers, as part of its customer service and marketing efforts.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio, Inc.

and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  These actions were commenced in February 2012, January 2013, April 2015 and July 2015, respectively,  in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and United States District Court for the Middle District of Florida, respectively.  Information concerning each of these actions is publicly available in court filings under their docket numbers.

SIRIUS XM has notified certain of its call center vendors of these actions and requested that they defend and indemnify SIRIUS XM against these claims pursuant to the provisions of their existing or former agreements with SIRIUS XM. SIRIUS XM believes it has valid contractual claims against certain call center vendors in connection with these claims and intends to preserve and pursue its rights to recover from these entities; however, no assurance can be made as to SIRIUS XM’s ability to fully recover all claims it may have against these entities.

Pre-1972 Sound Recording Matters

In August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 period in violation of the regulations established by the CRB for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenue, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

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

In addition, since 2013, SIRIUS XM has been named as a defendant in several suits, including putative class action suits, which challenge SIRIUS XM’s use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under various state laws.  Several putative class actions suits challenging SIRIUS XM’s use and public performance of other pre-1972 recordings under various state laws remain pending.  SIRIUS XM believes it has substantial defenses to the claims asserted, SIRIUS XM is defending these actions vigorously and does not believe that the resolution of these remaining cases will have a material adverse effect on its business, financial condition or results of operations.

In June 2015, SIRIUS XM settled a separate suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to SIRIUS XM’s use and public performance of pre-1972 recordings for $210 million which was paid in July 2015. The settling record companies claim to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings SIRIUS XM has historically played. SIRIUS XM has also entered into certain direct licenses with other owners of pre-1972 recordings, which in many cases include releases of any claims associated with its use of pre-1972 recordings.

With respect to the matters described above under the captions “Pre-1972 Sound Recording Matters” and “Telephone Consumer Protection Act Suits,” SIRIUS XM has determined that these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control. The amount of loss, or range of loss, that is reasonably possible is not reasonably estimable. No provision was made for losses to the extent such losses are not probable and estimable. There can be no assurance that the final outcome of these matters will not materially and adversely affect its business, financial condition, results of operations, or cash flows.

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

Each series of our common stock is traded on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2015 and 2014, as adjusted for the Series C common stock dividend, as discussed above and in the accompanying consolidated financial statements in Part II of this report.

	Series A (LMCA)		Series B (LMCB)		Series C (LMCK)
	High	Low	High	Low	High	Low
2014
First quarter	$48.78	41.90	48.68	42.17	NA	NA
Second quarter	$45.60	40.85	45.89	41.08	NA	NA
Third quarter (July 1 - July 23)	$47.59	44.64	47.67	45.65	NA	NA
Third quarter (July 24 - September 30) (1)	$49.94	45.92	55.03	46.25	50.06	45.00
Fourth quarter (October 1 - November 4)	$48.67	41.00	48.54	46.20	48.44	40.20
Fourth quarter (November 5 - December 31) (2)	$37.72	33.22	48.54	32.15	37.28	33.07

2015
First quarter	$40.38	33.15	40.90	35.15	40.20	33.06
Second quarter	$40.00	35.85	39.33	37.27	39.65	35.74
Third quarter	$40.50	32.67	38.74	37.07	38.47	32.18
Fourth quarter	$42.22	35.61	42.35	37.95	40.61	34.39

(1)

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

(2)	Represents the high and low sales prices of each respective series of common stock subsequent to completion of the Broadband Spin-Off.

Holders

As of January 31, 2016, there were 1,356, 86 and 1,428 record holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item will be included in an amendment to this Form 10-K that will be filed with the Securities and Exchange Commission on or before April 29, 2016.

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

A summary of the repurchase activity for the three months ended December 31, 2015 is as follows:

	Series C Common Stock
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs*
October 1 -31, 2015	941,082	$ 37.02	941,082	$1,289 million
November 1 - 30, 2015	298,152	$ 39.34	298,152	$1,277 million
December 1 - 31, 2015	None	NA	None	$1,277 million
Total	1,239,234		1,239,234

*Represents the maximum dollar value of both Series A and C Liberty common stock that may be yet be purchased under the Company’s share repurchase program, after considering the total of both Series A and Series C Liberty Common Stock share repurchases during each respective month.

There were no repurchases of Series A Liberty common stock during the three months ended December 31, 2015.

During the three months ended December 31, 2015, 4,512 shares of Liberty Series A common stock and 9,024 shares of Liberty Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

	December 31,
	2015	2014	2013	2012	2011
	amounts in millions
Summary Balance Sheet Data:
Cash	$201	681	1,088	603	970
Investments in available-for-sale securities and other cost investments (3)	$533	816	1,324	1,392	1,859
Investment in affiliates, accounted for using the equity method (1)(2)(3)	$1,115	851	3,299	3,341	563
Intangible assets not subject to amortization	$24,018	24,018	24,018	344	344
Intangible assets subject to amortization, net	$1,097	1,166	1,200	108	119
Assets of discontinued operations (4)	$—	—	—	2,099	2,535
Total assets	$29,798	30,269	33,632	8,299	7,648
Current portion of deferred revenue	$1,797	1,641	1,575	24	30
Current portion of debt	$255	257	777	—	750
Long-term debt	$6,626	5,588	4,784	—	—
Deferred tax liabilities, net	$1,667	1,507	1,396	804	352
Stockholders' equity	$10,933	11,398	14,081	6,440	5,259
Noncontrolling interest (1)	$7,198	8,778	9,801	(8)	(10)

	Years ended December 31,
	2015	2014	2013 (1)	2012	2011
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)(5)	$4,795	4,450	4,002	368	1,409
Operating income (loss)	$954	841	814	(80)	531
Interest expense	$(328)	(255)	(132)	(7)	(16)
Share of earnings (loss) of affiliates, net (1)(2)	$(40)	(113)	(32)	1,346	87
Realized and unrealized gains (losses) on financial instruments, net	$(140)	38	295	230	70
Gains (losses) on transactions, net (1)	$(4)	—	7,978	22	1
Net earnings (loss) attributable to the noncontrolling interests	$184	217	211	(2)	(4)
Earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (6)
Liberty common stock	$64	178	8,780	1,160	633
Liberty Starz common stock	NA	NA	NA	NA	(39)
	$64	178	8,780	1,160	594
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (7):
Series A, Series B and Series C Liberty common stock	$0.19	0.52	24.73	3.21	2.48
Series A and Series B Liberty Starz common stock	NA	NA	NA	NA	(0.25)
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (7):
Series A, Series B and Series C Liberty common stock	$0.19	0.52	24.46	3.12	2.40
Series A and Series B Liberty Starz common stock	NA	NA	NA	NA	(0.25)

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

(2)

As discussed in note 7 in the accompanying consolidated financial statements, in May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase.

(3)

As discussed in note 1 in the accompanying consolidated financial statements, on November 4, 2014, Liberty completed the Broadband Spin-Off. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter, (ii) Liberty’s former wholly-owned subsidiary TruePosition, (iii) Liberty’s former minority equity investment in Time Warner Cable, (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary.

(4)

In January 2013, the entity then known as Liberty Media Corporation (now named Starz) spun-off (the “Starz Spin-Off”) its then-former wholly-owned subsidiary, now known as Liberty Media Corporation, which, at the time of the Starz Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty is treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC is presented as discontinued operations for all periods prior to the completion of the Starz Spin-Off. Due to the short period between December 31, 2012 and the distribution date, Liberty did not record any results for Starz in discontinued operations for the statement of operations for the year ended December 31, 2013 due to the insignificance of such amounts for that period.

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

Explanatory Note

On January 11, 2013 Liberty Media Corporation ("Liberty" or "the Company") was spun-off, through the distribution of shares of Liberty by means of a pro-rata dividend from Starz (previously Liberty Media Corporation, formerly known as Liberty Spinco, Inc.) (the "Starz Spin-Off"), which was previously an indirect, wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation).

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is our reportable segment, is SIRIUS XM. SIRIUS XM transmits its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as Sirius XM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.

Our "Corporate and Other" category includes our consolidated subsidiary,  Braves Holdings, LLC (“Braves Holdings”) and corporate expenses. TruePosition, Inc. ("TruePosition") was also included in the “Corporate and Other” category for the periods prior to the Broadband Spin-Off.

In addition to the foregoing businesses, we hold an ownership interest in Live Nation Entertainment, Inc. ("Live Nation"), which we account for as an equity method investment at December 31, 2015.  We also maintain minority positions in other public companies such as Time Warner, Inc. and Viacom, Inc., which are accounted for at their respective fair market values and are included in corporate and other.

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

Consolidated Operating Results

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Revenue
SIRIUS XM	$4,552	4,141	3,625
Corporate and other	243	309	377
	$4,795	4,450	4,002
Adjusted OIBDA
SIRIUS XM	$1,660	1,466	1,289
Corporate and other	(32)	(49)	33
	$1,628	1,417	1,322
Operating Income (Loss)
SIRIUS XM	$1,073	1,004	878
Corporate and other	(119)	(163)	(64)
	$954	841	814

Revenue.    Our consolidated revenue increased $345 million and $448 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods.

The 2015 increase was primarily driven by revenue growth at SIRIUS XM of $411 million. The increase in revenue at SIRIUS XM was partially offset by a $66 million decline in corporate and other revenue. This decrease is primarily due to the deconsolidation of TruePosition during November 2014 in conjunction with the Broadband Spin-Off. Additionally, Braves Holdings revenue declined approximately $7 million during the year ended December 31, 2015. Braves Holdings event revenue declined approximately $9 million due to lower game attendance and reduced concession sales, partially offset by an increase in the average ticket price in the current year. The decline in event revenue was partially offset by a small increase in broadcast and other revenue, primarily due to the effects of contractual rate increases for broadcasting rights.

The increase in 2014 was primarily due to revenue growth at SIRIUS XM and a full year of consolidated SIRIUS XM revenue, which was partially offset by reduced revenue at Braves Holdings and TruePosition and no revenue earned during the year ended December 31, 2014 related to a contractual arrangement with CNBC that was held by a subsidiary exchanged in the fourth quarter of 2013 with Comcast. TruePosition revenue decreased $20 million in 2014 as compared to the prior year primarily due to a decrease in international and domestic hardware and software sales and the timing of the Broadband Spin-Off, offset slightly by revenue from an acquisition during the year. Braves Holdings revenue decreased $10 million for the year ended December 31, 2014 as compared to the prior year. Braves Holdings recognized revenue from a settlement of historical broadcast rights during the year ended December 31, 2013 which did not recur for the year ended December 31, 2014. See Results of Operations—Businesses below for a more complete discussion of the results of operations of SIRIUS XM.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 17 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

SIRIUS XM recognized approximately $127 million to Revenue share and royalties within the consolidated statement of operations during the year ended December 31, 2015 related to the SIRIUS XM legal settlement associated with SIRIUS XM’s use of certain pre-1972 sound recordings through December 31, 2015. As separately reported in note 16 of the accompanying consolidated financial statements, $108 million of the settlement amount recognized during the year ended December 31, 2015 has been excluded from Adjusted OIBDA for the corresponding period, as this expense was not incurred as a part of SIRIUS XM’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. The $19 million recognized in the current year subsequent to the settlement during June 2015 is included as a component of Adjusted OIBDA.

Consolidated Adjusted OIBDA increased $211 million and $95 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods.

The increase in the current year was primarily due to an increase in SIRIUS XM Adjusted OIBDA of $194 million and an increase in corporate and other Adjusted OIBDA of $17 million. The increase in corporate and other Adjusted OIBDA was primarily due to a $9 million improvement of Braves Holdings Adjusted OIBDA, primarily as a result of a decrease in operating costs due to lower player salaries and game operating costs, partially offset by an increase in general and administrative expenses related to personnel increases partially driven by the new stadium construction. Additionally, Adjusted OIBDA was positively impacted during the current period as TruePosition, which had an Adjusted OIBDA loss during the prior period, is no longer a consolidated subsidiary in the current period as a result of the Broadband Spin-Off.

The increase in 2014 was primarily driven by the result of a full year of consolidated results for SIRIUS XM and increased operating efficiencies at SIRIUS XM offset by reduced Adjusted OIBDA results at Braves Holdings, TruePosition and the impacts of a transaction in the fourth quarter of 2013 related to the revenue sharing agreement with CNBC discussed above. The Adjusted OIBDA decrease for Braves Holdings was primarily the result of increased player payroll due to season ending injuries at key positions which required additional players to be added to the roster. Additionally, other players were released from the roster and full recognition of guaranteed portions of their contracts were recognized during the year ended December 31, 2014. See Results of Operations—Businesses below for a more complete discussion of the results of operations of SIRIUS XM.

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

We recorded $204 million, $217 million and $193 million of stock compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.

The decrease in stock compensation expense in the current year is primarily due to a decrease in the Company’s corporate and Braves Holdings stock-based compensation expense, partially offset by an increase in SIRIUS XM stock compensation expense.

The increase in stock-based compensation expense during 2014 primarily relates to additional stock-based compensation from SIRIUS XM, partially driven by a full year of compensation.

As of December 31, 2015, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $56 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.5 years. As of December 31, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $262 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.0 years.

Operating income.    Our consolidated operating income increased $113 million and $27 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. The increase during the current year was primarily driven improved operating results at SIRIUS XM, partially offset by a decrease related to the SIRIUS XM legal settlement during the period. Additionally, operating income was positively impacted during the current year, as the results from TruePosition are not included as a result of the Broadband Spin-Off. The increase in 2014 is primarily the result of increased operating results at SIRIUS XM, offset by increased stock compensation expense and the other subsidiary activity discussed above in the Adjusted OIBDA section.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Other income (expense):
Interest expense	$(328)	(255)	(132)
Dividend and interest income	17	27	48
Share of earnings (losses) of affiliates	(40)	(113)	(32)
Realized and unrealized gains (losses) on financial instruments, net	(140)	38	295
Gains (losses) on transactions, net	(4)	—	7,978
Other, net	(1)	(77)	(115)
	$(496)	(380)	8,042

Interest expense.    Interest expense increased $73 million and $123 million for the years ended December 31, 2015 and 2014 as compared to the corresponding prior year periods, respectively. The increase in the current year was primarily due to an increase in the average amount of SIRIUS XM and other subsidiary debt outstanding during the current year.  The overall increase in interest expense in 2014 was primarily due to an overall increase in the average debt balance outstanding during the period and a reduction in premium amortization as a result of debt refinancing by SIRIUS XM in the prior period.

Dividend and interest income.  Consolidated dividend and interest income decreased $10 million and $21 million for the years ended December 31, 2015 and 2014 as compared to the prior year periods, respectively. The decrease in the current year was primarily driven by the exclusion of dividend and interest income on Time Warner Cable shares, which were included in the Broadband Spin-Off, as well as sales of Barnes & Noble, Inc. and Viacom, Inc. shares during the current year. The decrease in 2014 was primarily due to a decrease in interest earned from our investment in Barnes & Noble, Inc. due to the sale of the majority of our interest in the second quarter of 2014.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2015		2014	2013
	amounts in millions
Charter	$	NA	(94)	(83)
SIRIUS XM		NA	NA	8
Live Nation		(27)	(30)	(18)
SIRIUS XM Canada		(1)	5	7
Other		(12)	6	54
		$(40)	(113)	(32)

In May 2013, we acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase. During May 2014, Liberty purchased approximately 897,000 additional shares of Charter common stock for $124 million resulting in an economic ownership of 26% of Charter. Our share of Charter losses increased during 2014 primarily as a result of our increased ownership in Charter during 2014 which resulted in an increase to our excess basis amortization. Additionally, Charter's results declined slightly during 2014, primarily due to higher operating costs and interest expense on outstanding debt, partially offset by an increase in revenue. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. Upon completion of the Broadband Spin-Off, the Company’s former investment in and results of Charter are no longer included in the results of Liberty. Our share of losses related to Charter included $60 million and $51 million of losses due to the amortization of the excess basis of our investment for the years ended December 31, 2014 and 2013, respectively.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 resulting in share of earnings for only the first seventeen days of January 2013 for the period that we held an equity method investment in SIRIUS XM.

During the year ended December 31, 2015, we acquired 15.9 million shares of Live Nation common stock through the settlement of certain financial instruments for approximately $396 million, a portion of which was funded during 2014. During the year ended December 31, 2014, we acquired an additional 1.7 million shares of Live Nation common stock for approximately $39 million. During the year ended December 31, 2013, we acquired an additional 1.7 million shares of Live Nation common stock for approximately $19 million. The decrease in our share of Live Nation’s losses during the current year was primarily due to the absence of an impairment in 2015, partially offset by an increase in foreign exchange rate losses and income tax expense related to foreign entities during 2015. Additionally, as a result of our increased ownership, we picked up a greater portion of Live Nation’s net loss during 2015. Live Nation's share of losses increased during the year ended December 31, 2014 primarily due to an impairment taken at Live Nation in the fourth quarter of approximately $135 million (Liberty’s portion of this loss was approximately $36 million). Exclusive of the impairment, the core businesses were slightly improved year over year.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Fair Value Option Securities	$(151)	80	306
Cash convertible notes	(5)	12	(17)
Change in fair value of bond hedges	23	(89)	(1)
Other derivatives	(7)	35	7
	$(140)	38	295

The loss and decrease in gains on Fair Value Option Securities during 2015 and 2014, respectively, is primarily due to a general decrease in market valuation adjustments for Liberty's public portfolio during the respective periods.

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

The unrealized loss on other derivatives during 2015 is primarily due to losses on the forward contract on Live Nation shares (see note 5 in the accompanying consolidated financial statements). The unrealized gains on other derivatives during 2014 and 2013 were primarily due to fluctuations in the fair value of Charter warrants. As previously discussed, Liberty obtained Charter warrants in the second quarter of 2013. These warrants were marked to fair value based on the trading price of Charter and other observable market data. The change in fair value is included in other derivatives in the table above and primarily driven by the change in the trading price of the Charter common stock. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. The Company’s former investment in and results of Charter, including the Charter warrants, are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward.

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

Other, net.   The losses in 2014 and 2013 were primarily due to stock issuances at Charter (primarily from warrant and stock option exercises) at a price below Liberty's book basis per share. Additionally, in 2013, losses on the early extinguishment of SIRIUS XM debt during the period contributed to the total losses recognized in the other, net line item.

Income taxes.    Our effective tax rate for the years ended December 31, 2015, 2014 and 2013  were expenses of 46%,  14% and a benefit of 2%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

•

During 2015, our effective tax rate was higher than the federal tax rate of 35% due to the effect of a tax law change in the District of Columbia (“D.C.”) during the first quarter of 2015 which reduces the future allocation of SIRIUS XM’s taxable income in D.C.  As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in an increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.

•

During 2014, our effective tax rate was lower than the federal tax rate of 35% primarily due to the liquidation of a partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes, partially offset by the net taxable impact of SIRIUS XM shares repurchased from Liberty by SIRIUS XM during the year.

•

During 2013, our effective tax rate was lower than the federal tax rate of 35% primarily due to the recognition of a $7.5 billion gain on the consolidation of SIRIUS XM on January 18, 2013, which was not subject to tax, and the gain recognized on a non-taxable exchange of one of our consolidated subsidiaries on October 4, 2013, in exchange for Liberty shares.

Net earnings.    We had net earnings of $248 million, $395 million and $8,991 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2015, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty currently does not have a debt rating subsequent to the Split-Off and the Starz Spin-Off.

As of December 31, 2015, Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Corporate and other	$89	420
SIRIUS XM	$112	—

To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, the Company has a controlling interest in SIRIUS XM which has significant cash flows provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash.

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2015	2014	2013
Cash Flow Information	amounts in millions
SIRIUS XM cash provided (used) by operating activities	$1,244	1,253	1,103
Liberty cash provided (used) by operating activities	(31)	(128)	133
Net cash provided (used) by operating activities	$1,213	1,125	1,236
SIRIUS XM cash provided (used) by investing activities	$(139)	(96)	(701)
Liberty cash provided (used) by investing activities	(147)	(315)	(2,063)
Net cash provided (used) by investing activities	$(286)	(411)	(2,764)
SIRIUS XM cash provided (used) by financing activities	$(1,141)	(1,144)	(788)
Liberty cash provided (used) by financing activities	(266)	23	1,601
Net cash provided (used) by financing activities	$(1,407)	(1,121)	813

Liberty's primary uses of cash during the year ended December 31, 2015 (excluding SIRIUS XM’s uses of cash) were  the repurchase of approximately $350 million of shares of Liberty Series A and Series C common stock and $322 million for the acquisition of 15.9 million shares of Live Nation common stock through the settlement of financial instruments which were funded through the use of cash on hand (including amounts from the Broadband Spin-Off) and proceeds from the sale of shares of Viacom, Inc. and other investments during the period.  SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock and the repayment of their outstanding credit facility.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, the issuance of additional senior notes, borrowings under SIRIUS XM’s credit facility and cash on hand.

The projected uses of Liberty cash (excluding SIRIUS XM’s uses of cash) are primarily the investment in new or existing businesses, debt service, including further repayment of the margin loans, capital expenditures (including the new Braves Holdings baseball facility, as discussed below) and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans and outstanding credit facilities. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. SIRIUS XM's uses of cash are expected to be the payment of debt service costs on outstanding debt, capital expenditures, the repurchases of its common stock in accordance with its approved share buyback program and strategic opportunities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and developing a mixed-use complex adjacent to the facility. The new facility is expected to cost approximately $672 million. Funding for the ballpark will be shared among Braves Holdings, Cobb County, the Cumberland Improvement District (the “CID”) and Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). The Authority, the CID and Cobb County are responsible for funding $392 million of ballpark related construction, and Braves Holdings will be responsible for remainder of cost, including cost overruns. Braves Holdings agreed to advance funds to cover project related costs to maintain a 2017 opening date. The Authority issued $368 million in bonds that closed  and funded in the second half of 2015, at which time Braves Holdings received reimbursement of the advances that had been made through that date. At the completion of construction, Braves Holdings will have exclusive operating rights to the facility via a Stadium Operating Agreement with the Authority and Cobb County.

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

The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2015 aggregated $273 million. See the table below for more detail. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$6,938	256	51	1,599	5,032
Interest payments (2)	2,335	326	626	605	778
Programming fees (3)	1,327	247	430	351	299
Operating lease obligations	583	48	99	85	351
Employment agreements	273	77	103	71	22
Other obligations (4)	1,175	777	307	42	49
Total consolidated	$12,631	1,731	1,616	2,753	6,531

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2015, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2015 rates and (iii) assume that our existing debt is repaid at maturity.

(3)

SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above.

(4)

Includes amounts due related to the new Braves Holdings baseball stadium and SIRIUS XM satellite and transmission, marketing and distribution, satellite incentive payments, and other contractual commitments. SIRIUS XM satellite and transmission commitments are attributable to agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. SIRIUS XM marketing and distribution commitments primarily relate to payments to sponsors, retailers, automakers and radio manufacturers pursuant to marketing, sponsorship and distribution agreements to promote the SIRIUS XM brand. Boeing Satellite Systems International, Inc. and Space Systems/Loral, the manufacturers of SIRIUS XM's in-orbit satellites, may be entitled to future in-orbit satellite incentive performance payments based on the expected operating performance of the satellites meeting their fifteen-year design life. Boeing may also be entitled to an additional $10 million if the XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, SIRIUS XM has entered into various agreements with third parties for general operating purposes.

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

As of December 31, 2015, the intangible assets not subject to amortization for each of our significant reporting units were as follows (amounts in millions):

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

SIRIUS XM operates five in-orbit Sirius satellites, FM-1, FM-2, FM-3, FM-5 and FM-6. The FM-1, FM-2 and FM-3 satellites were launched in 2000 and reached the end of their depreciable lives in 2013 and 2015, but are still in operation. SIRIUS XM estimates that its FM-5 satellite, launched in 2009, will operate effectively through the end of its depreciable life in 2024.  SIRIUS XM’s FM-6 satellite that was launched in 2013 is currently used as an in-orbit spare that is planned to start full-time operation in 2016 and is expected to operate effectively through the end of its depreciable life in 2028.

SIRIUS XM operates three in-orbit XM satellites, XM-3, XM-4 and XM-5. SIRIUS XM estimates that its XM-3 and XM-4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively.  The XM-5 satellite that was launched in 2010, is used as an in-orbit spare and is expected to reach the end of its depreciable life in 2025.

SIRIUS XM’s satellites have been designed to last fifteen-years. SIRIUS XM's in-orbit satellites may experience component failures which could adversely affect their useful life. SIRIUS XM monitors the operating condition of its in-orbit satellites. If events or circumstances indicate that the depreciable lives of its in-orbit satellites have changed, the depreciable life will be modified accordingly. If SIRIUS XM were to revise its estimates, depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2015 would have resulted in approximately $28 million of additional depreciation expense.

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

Results of Operations - Businesses

Sirius XM Holdings Inc.     SIRIUS XM transmits its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as Sirius XM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices. SIRIUS XM also provides connected vehicle services which are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Subscribers to SIRIUS XM’s connected vehicle services are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which it acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM’s services. Additionally, SIRIUS XM distributes its radios through retail locations nationwide and through its website. Satellite radio services are also offered to customers of certain daily rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM offers discounts for prepaid, longer term subscription plans, as well as multiple subscription discounts. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, accessories, and other ancillary services, such as weather, data and traffic services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and its public filings.

As of December 31, 2015, SIRIUS XM had approximately 29.6 million subscribers of which 24.3 million were self-pay subscribers and 5.3 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's other ancillary services.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. See additional discussion about the application of purchase accounting in note 3 to the accompanying consolidated financial statements. Previous to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the years ended December 31, 2015, 2014 and 2013, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. Additionally, as of December 31, 2015, there is an approximate 39% noncontrolling interest in SIRIUS XM, and the net earnings of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Subscriber revenue	$3,825	3,554	3,285
Other revenue	745	627	514
Total revenue	4,570	4,181	3,799
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties (excluding legal settlement)	(927)	(810)	(678)
Programming and content	(284)	(288)	(281)
Customer service and billing	(375)	(368)	(319)
Other	(132)	(126)	(102)
Subscriber acquisition costs	(533)	(493)	(496)
Other operating expenses	(55)	(54)	(51)
Selling, general and administrative expenses	(621)	(578)	(505)
Adjusted OIBDA	1,643	1,464	1,367
Legal settlement	(108)	—	—
Stock-based compensation	(84)	(78)	(69)
Depreciation and amortization	(272)	(266)	(253)
Operating income	$1,179	1,120	1,045

Subscriber revenue includes subscription, activation and other fees.  Subscriber revenue increased 8% for each of the years ended December 31, 2015 and 2014 as compared to the corresponding prior year periods. The current year increase was primarily attributable to an increase in the daily weighted average number of subscribers and increases in certain of SIRIUS XM’s self-pay subscription rates, partially offset by subscription discounts and limited channel plans offered through customer acquisition and retention programs. The prior year increase was primarily attributable to a 6% increase in the daily weighted average number of subscribers, the inclusion of a full year of subscription revenue generated by SIRIUS XM’s connected vehicle business and the increase in certain subscription rates beginning in January 2014. These increases were partially offset by subscription discounts and limited channel plans offered through customer acquisition and retention programs, a change in an agreement with an automaker and a rental car company and an increasing number of lifetime subscription plans that have reached full revenue recognition.

Other revenue includes advertising revenue, equipment revenue, royalty revenue and other ancillary revenue. For the years ended December 31, 2015 and 2014, other revenue increased 19% and 22%, respectively, as compared to the corresponding prior year periods. The most significant change in other revenue during the current year was an increase in revenue from the U.S. Music Royalty Fee due to an increase in the rate along with an increase in number of subscribers. Furthermore, advertising revenue increased due to a greater number of advertising spots sold and broadcast along with increased rates charged per spot. Additionally, revenue generated from SIRIUS XM Canada and SIRIUS XM’s connected vehicle business increased during the current period. Equipment revenue increased due to royalties from higher OEM production and sales to distributors, partially offset by lower direct to consumer sales. The most significant change in other revenue during the prior year was the result of an increase in the rate charged to SIRIUS XM and passed through to subscribers for the U.S. Music Royalty Fee, compounded by an increase in the number of subscribers.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 14% and 19% during 2015 and 2014, respectively, as compared to the prior year periods. The current year increase was primarily due to greater revenue subject to royalty and revenue sharing agreements and an increase in the statutory royalty rate for the performance of sound recordings.

Additionally, during 2015, SIRIUS XM began recognizing pre-1972 sound recording royalty expenses in connection with the Capitol Records lawsuit settlement. Revenue share and royalties expense in the table above includes $19 million attributable to the recognition of pre-1972 sound recording royalty expenses during 2015.  The increase in the prior year was primarily attributable to greater revenue subject to royalty and/or revenue sharing arrangements, and an increase in the statutory royalty rate for the performance of sound recordings.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs decreased 1% and increased 2% during 2015 and 2014, respectively, as compared to the corresponding prior years. The current year decrease was primarily due to the termination of certain agreements, partially offset by the addition of new programming arrangements and personnel-related costs. The prior year increase was primarily due to higher personnel costs and the early termination of certain programming agreements, partially offset by the renewal of certain licensing agreements at more cost effective terms.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers, and SIRIUS XM’s subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense. Customer service and billing expense increased 2% and 15% during 2015 and 2014, respectively, as compared to the corresponding prior years. The current year increase was primarily due to a higher subscriber base driving increased transaction fees, bad debt expense and personnel related costs, partially offset by efficiencies achieved from management’s strategic initiatives implemented at SIRIUS XM’s call centers operated by its vendors. The prior year increase was primarily due to the inclusion of a full year of costs associated with SIRIUS XM’s connected vehicle services business, higher subscriber volume driving increased subscriber contacts and increased bad debt expense.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services increased 5% and 24% during 2015 and 2014,  respectively, as compared to the corresponding prior years. The current year increase was primarily due to the loss on disposal of certain obsolete terrestrial repeaters and related parts,  higher costs associated with SIRIUS XM’s Internet streaming operations and higher sales to distributors, partially offset by lower satellite insurance costs and lower direct to consumer sales. The prior year increase was primarily due to increased personnel costs, costs associated with SIRIUS XM’s Internet streaming operations, satellite insurance expense and terrestrial repeater network costs as well as costs associated with higher sales to distributors, partially offset by lower costs per unit on direct to consumer sales.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the years ended December 31, 2015 and 2014 subscriber acquisition costs increased 8% and decreased less than 1%, respectively, as compared to the corresponding periods in the prior year. Increased costs in the current year related to a larger number of satellite radio installations in new vehicles, partially offset by improved OEM and chipset subsidy rates per vehicle. The decrease in the prior year was primarily due to improved OEM subsidy rates per vehicle and a change in a contract with an automaker which decreased subscriber acquisition costs. The decrease was partially offset by increased subsidy costs related to a larger number of satellite radio installations in new vehicles.

Other operating expense includes engineering, design and development costs. For the years ended December 31, 2015 and 2014, other operating expense increased 2% and 6%, respectively.  The increase in the current year was primarily driven by additional costs associated with streaming development, partially offset by lower personnel costs. The increase in the prior year was driven primarily by the inclusion of a full year of costs associated with SIRIUS XM’s connected vehicle services business and higher personnel costs.

Selling, general and administrative expense includes costs of advertising, media and production, including promotional events and sponsorship, finance, legal, human resources and information technology. For the years ended December 31, 2015 and 2014, selling, general and administrative expense increased 7% and 14%, respectively, as compared to the corresponding prior year periods. The increase in the current year is primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, higher personnel costs and reserves for consumer legal settlements and facilities costs, partially offset by insurance recoveries, lower litigation costs as well as lower legal fees and costs due to certain non-recurring transactions during the same period in the prior year. The prior year increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials and higher information technology costs.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$3,825	(18)	3,807
Other revenue	745	—	745
Total revenue	4,570	(18)	4,552
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,718)	35	(1,683)
Subscriber acquisition costs	(533)	—	(533)
Other operating expenses	(55)	—	(55)
Selling, general and administrative expenses	(621)	—	(621)
Adjusted OIBDA	1,643	17	1,660
Legal settlement	(108)	—	(108)
Stock-based compensation	(84)	(73)	(157)
Depreciation and amortization	(272)	(50)	(322)
Operating income	$1,179	(106)	1,073

	Year ended December 31, 2014
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$3,554	(40)	3,514
Other revenue	627	—	627
Total revenue	4,181	(40)	4,141
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,592)	42	(1,550)
Subscriber acquisition costs	(493)	—	(493)
Other operating expenses	(54)	—	(54)
Selling, general and administrative expenses	(578)	—	(578)
Adjusted OIBDA	1,464	2	1,466
Stock-based compensation	(78)	(70)	(148)
Depreciation and amortization	(266)	(48)	(314)
Operating income	$1,120	(116)	1,004

	Year ended December 31, 2013
			Elimination
			for Equity
	As reported	Purchase	Method
	by SIRIUS	Accounting	Accounting	As reported
	XM	Adjustments	(17 days)	by Liberty
Subscriber revenue	$3,285	(8)	(146)	3,131
Other revenue	514	—	(20)	494
Total revenue	3,799	(8)	(166)	3,625
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,380)	12	60	(1,308)
Subscriber acquisition costs	(496)	(15)	20	(491)
Other operating expenses	(51)	—	3	(48)
Selling, general and administrative expenses	(505)	(6)	22	(489)
Adjusted OIBDA	1,367	(17)	(61)	1,289
Stock-based compensation	(69)	(67)	3	(133)
Depreciation and amortization	(253)	(37)	12	(278)
Operating income	$1,045	(121)	(46)	878

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

As of December 31, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
SIRIUS XM	$340	2.4%	$5,163	5.5%
Corporate and Other	$397	2.3%	$1,038	1.4%

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

At December 31, 2015, the fair value of our AFS equity securities was $533 million. Had the market price of such securities been 10% lower at December 31, 2015, the aggregate value of such securities would have been $53 million lower. Additionally, our stock in Live Nation (an equity method affiliate) is a publicly traded security which is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-25.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-24 for Management's Report on Internal Control Over Financial Reporting.

See page II-25 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2015, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-25 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Media Corporation:

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Media Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Media Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for classification of deferred taxes due to the adoption of FASB ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 26, 2016

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$201	681
Trade and other receivables, net	247	235
Short term marketable securities (note 5)	15	199
Other current assets	228	270
Total current assets	691	1,385
Investments in available-for-sale securities and other cost investments (note 6)	533	816
Investments in affiliates, accounted for using the equity method (note 7)	1,115	851

Property and equipment, at cost	2,587	2,215
Accumulated depreciation	(708)	(501)
	1,879	1,714

Intangible assets not subject to amortization (note 8)
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 8)	1,097	1,166
Other assets	465	319
Total assets	$29,798	30,269

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2015 and 2014

	2015	2014
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$758	712
Current portion of debt (note 9)	255	257
Deferred revenue	1,797	1,641
Other current liabilities	3	40
Total current liabilities	2,813	2,650
Long-term debt, including $995 million and $990 million measured at fair value, respectively (note 9)	6,626	5,588
Deferred income tax liabilities (note 10)	1,667	1,507
Other liabilities	561	348
Total liabilities	11,667	10,093
Stockholders' equity (notes 11,13 and 15):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,193,688 and 104,505,449 shares at December 31, 2015 and 2014, respectively	1	1
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,870,966 and 9,873,972 shares at December 31, 2015 and 2014, respectively	—	—
Series C common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 222,482,377 and 228,781,948 shares at December 31, 2015 and 2014, respectively.	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(51)	(21)
Retained earnings	10,981	11,416
Total stockholders' equity	10,933	11,398
Noncontrolling interests in equity of subsidiaries	7,198	8,778
Total equity	18,131	20,176
Commitments and contingencies (note 16)
Total liabilities and equity	$29,798	30,269

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$3,807	3,514	3,131
Other revenue	988	936	871
Total revenue	4,795	4,450	4,002
Operating costs and expenses, including stock-based compensation (note 2):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue and share royalties	1,035	810	679
Programming and content	267	262	243
Customer service and billing	380	373	308
Other	141	135	104
Subscriber acquisition costs	533	493	491
Other operating expenses	262	304	284
Selling, general and administrative	861	873	764
Depreciation and amortization	362	359	315
	3,841	3,609	3,188
Operating income (loss)	954	841	814
Other income (expense):
Interest expense	(328)	(255)	(132)
Dividend and interest income	17	27	48
Share of earnings (losses) of affiliates, net (note 7)	(40)	(113)	(32)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(140)	38	295
Gains (losses) on transactions, net (note 3)	(4)	—	7,978
Other, net	(1)	(77)	(115)
	(496)	(380)	8,042
Earnings (loss) from continuing operations before income taxes	458	461	8,856
Income tax (expense) benefit (note 10)	(210)	(66)	135
Net earnings (loss)	248	395	8,991
Less net earnings (loss) attributable to the noncontrolling interests	184	217	211
Net earnings (loss) attributable to Liberty stockholders	$64	178	8,780

Basic net earnings (loss) attributable to Liberty stockholders per common share (note 2)	$0.19	0.52	24.73
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 2)	$0.19	0.52	24.46

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions
Net earnings (loss)	$248	395	8,991
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	(8)	10
Foreign currency translation adjustments	(42)	—	—
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	—	(25)
Share of other comprehensive earnings (loss) of equity affiliates	(7)	(9)	4
Other comprehensive earnings (loss)	(49)	(17)	(11)
Comprehensive earnings (loss)	199	378	8,980
Less comprehensive earnings (loss) attributable to the noncontrolling interests	165	217	211
Comprehensive earnings (loss) attributable to Liberty stockholders	$34	161	8,769

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$248	395	8,991
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	362	359	315
Stock-based compensation	204	217	193
Cash payments for stock-based compensation	—	(29)	(2)
Excess tax benefit from stock-based compensation	(19)	(3)	(6)
Share of (earnings) loss of affiliates, net	40	113	32
Realized and unrealized (gains) losses on financial instruments, net	140	(38)	(295)
Noncash interest expense	6	(34)	(62)
Losses (gains) on transactions, net	4	—	(7,978)
Losses (gains) on dilution of investment in affiliate	1	78	93
Losses (gains) on early extinguishment of debt	—	—	21
Deferred income tax expense (benefit)	175	91	(172)
Other charges (credits), net	15	17	(3)
Changes in operating assets and liabilities
Current and other assets	(208)	(74)	187
Payables and other liabilities	245	33	(78)
Net cash provided (used) by operating activities	1,213	1,125	1,236
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	—	(47)	(117)
Cash proceeds from dispositions of investments	175	247	80
Proceeds (payments) from settlement of financial instruments, net	(322)	(72)	(59)
Investments in and loans to cost and equity investees	(19)	(183)	(2,585)
Repayment of loans and other cash receipts from cost and equity investees	—	42	81
Capital expended for property and equipment	(296)	(194)	(207)
Purchases of short term investments and other marketable securities	(174)	(360)	(178)
Sales of short term investments and other marketable securities	358	176	229
Other investing activities, net	(8)	(20)	(8)
Net cash provided (used) by investing activities	(286)	(411)	(2,764)
Cash flows from financing activities:
Borrowings of debt	2,213	2,758	5,923
Repayments of debt	(1,196)	(1,936)	(2,779)
Repurchases of Liberty common stock	(350)	—	(140)
Cash provided by the Broadband Spin-Off	—	259	—
Cash included in exchange transaction	—	—	(429)
Shares repurchased by subsidiary	(2,018)	(2,157)	(1,602)
Proceeds (payments) from issuances and settlements of financial instruments, net	5	—	(299)
Issuance of warrants	—	—	170
Taxes paid in lieu of shares issued for stock-based compensation	(80)	(48)	(51)
Excess tax benefit from stock-based compensation	19	3	6
Other financing activities, net	—	—	14
Net cash provided (used) by financing activities	(1,407)	(1,121)	813
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	—	—
Cash provided (used) by investing activities	—	—	—
Cash provided (used) by financing activities	—	—	550
Change in available cash held by discontinued operations	—	—	650
Net cash provided (used) by discontinued operations	—	—	1,200
Net increase (decrease) in cash and cash equivalents	(480)	(407)	485
Cash and cash equivalents at beginning of period	681	1,088	603
Cash and cash equivalents at end of period	$201	681	1,088

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2015, 2014 and 2013

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2013	$—	$1	$—	$2	$3,346	$12	$3,079	$(8)	$6,432
Net earnings	—	—	—	—	—	—	8,780	211	8,991
Other comprehensive loss	—	—	—	—	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	140	—	—	63	203
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(51)	—	—	—	(51)
Liberty Series A stock repurchases	—	—	—	—	(140)	—	—	—	(140)
Shares repurchased by subsidiary	—	—	—	—	(160)	—	—	(1,442)	(1,602)
Shares issued by subsidiary	—	—	—	—	(61)	—	—	127	66
Shares acquired in disposition of subsidiary	—	—	—	—	(937)	—	—	—	(937)
Issuance of warrants	—	—	—	—	170	—	—	—	170
Non-controlling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	—	—	10,841	10,841
Distribution to stockholders for the Starz Spin-Off	—	—	—	—	(92)	3	—	9	(80)
Balance at December 31, 2013	—	1	—	2	2,215	4	11,859	9,801	23,882
Net earnings	—	—	—	—	—	—	178	217	395
Other comprehensive loss	—	—	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	—	135	—	—	67	202
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(48)	—	—	—	(48)
Shares repurchased by subsidiary	—	—	—	—	(179)	—	—	(2,004)	(2,183)
Shares issued by subsidiary	—	—	—	—	(27)	—	—	27	—
Shares issued by subsidiary on conversion of bonds	—	—	—	—	(179)	—	—	670	491
Distribution to stockholders for the Broadband Spin-Off	—	—	—	—	(1,912)	(8)	(621)	—	(2,541)
Other	—	—	—	—	(5)	—	—	—	(5)
Balance at December 31, 2014	—	1	—	2	—	(21)	11,416	8,778	20,176
Net earnings	—	—	—	—	—	—	64	184	248
Other comprehensive loss	—	—	—	—	—	(30)	—	(19)	(49)
Stock-based compensation	—	—	—	—	130	—	—	65	195
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(80)	—	—	—	(80)
Liberty Series A and Series C stock repurchases	—	—	—	—	(350)	—	—	—	(350)
Shares repurchased by subsidiary	—	—	—	—	(150)	—	—	(1,866)	(2,016)
Shares issued by subsidiary	—	—	—	—	(47)	—	—	47	—
Reclassification (note 1)	—	—	—	—	499	—	(499)	—	—
Other	—	—	—	—	(2)	—	—	9	7
Balance at December 31, 2015	$—	$1	$—	$2	$—	$(51)	$10,981	$7,198	$18,131

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(1)   Basis of Presentation

The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty Spinco, Inc.; see discussion below pertaining to the Starz Spin-Off (defined below)) ("Liberty" or the "Company" unless the context otherwise requires) represent a consolidation of certain media and entertainment related assets and businesses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America. Our significant subsidiaries include Sirius XM Holdings Inc. (“SIRIUS XM”) and Braves Holdings, LLC (“Braves Holdings”). Our significant investment accounted for under the equity method of accounting is Live Nation Entertainment, Inc. ("Live Nation").

In September 2011, Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the "Split-Off").

In January 2013, the entity then known as Liberty Media Corporation (now named Starz) spun-off (the “Starz Spin-Off”) its then-former wholly-owned subsidiary, now known as Liberty Media Corporation, which, at the time of the Starz Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty is being treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC has been treated as discontinued operations upon completion of the Starz Spin-Off in the first quarter of 2013. Therefore, for purposes of these consolidated financial statements, Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.

Also in January 2013, Liberty obtained a controlling interest and began consolidating SIRIUS XM, as further discussed in note 3.

During 2014, Liberty’s board approved the issuance of shares of its Series C common stock to holders of its Series A and Series B common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B common stock as of 5:00 p.m., New York City, time on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C common stock for each share of Series A or Series B common stock held by them as of the record date. The impact of the Series C common issuance has been reflected retroactively in these consolidated financial statements due to the treatment of the dividend as a stock split for accounting purposes. Additionally, in connection with the Series C common stock issuance and the Broadband Spin-Off (defined below), outstanding Series A common stock warrants have been adjusted, as well as the number of shares covered by outstanding cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). See note 9 for further discussion regarding the warrants and Bond Hedge Transaction. There were 21,085,900 warrants with a strike price of $64.46 outstanding at December 31, 2015. The number of shares covered by the Bond Hedge Transactions was adjusted to 21,085,900 shares of Liberty Series A common stock and the strike price was adjusted to $47.43 per share, which corresponds to the adjusted conversion price of our 1.375% Cash Convertible Senior Notes due 2023.

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

December 31, 2015, 2014 and 2013

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

As of the date of the completion of the Broadband Spin-Off, the Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary. However, the table below includes the historical financial information of TruePosition, which is included in the consolidated statements of operations for the years ended December 31, 2014 and 2013, to illustrate the historical impact of the Broadband Spin-Off on Liberty’s financial statements.

	Years ended December 31,
	2014	2013
	amounts in millions
Revenue	$57	77
Earnings (loss) before income taxes	$(6)	1
Net earnings (loss) attributable to Liberty stockholders	$(8)	2

As a result of the Broadband Spin-Off and repurchases of Series A common stock, the Company’s additional paid-in capital balance was in a deficit position as of December 31, 2015. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($499 million) to retained earnings as of December 31, 2015.

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband following the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off and Broadband Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Liberty TripAdvisor and Liberty Broadband reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband at Liberty's corporate headquarters.  Under these various agreements,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

approximately $17 million, $15 million and $16 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2015, 2014 and 2013, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $3 million annually, subject to certain increases based on the Consumer Price Index. The Lease Agreement expires on December 31, 2023 and contains an extension option.

The Tax Sharing Agreements provide for the allocation and indemnification of tax liabilities and benefits between Liberty and each of Starz and Liberty Broadband as well as other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreements, Liberty has generally agreed to indemnify Starz and Liberty Broadband for taxes and losses resulting from the failure of the Starz Spin-Off and the Broadband Spin-Off, respectively, to qualify for tax-free treatment. However, Starz will be responsible for any such taxes and losses related to the Starz Spin-Off which (i) result primarily from the breach of certain restrictive covenants made by Starz, or (ii) result from Section 355(e) of the Code applying to the Starz Spin-Off as a result of the Starz Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Starz, and Liberty Broadband will be responsible for any such taxes and losses related to the Broadband Spin-Off which (i) result primarily from the breach of certain restrictive covenants made by Liberty Broadband, or (ii) result from Section 355(e) of the Code applying to the Broadband Spin-Off as a result of the Broadband Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty Broadband. In February 2014, the IRS and Starz entered into a closing agreement which provided that the Starz Spin-Off qualified for tax-free treatment to Starz and Liberty.    In September 2015,  Liberty entered into a closing agreement with the IRS which provided that the Broadband Spin-Off qualified for tax-free treatment.

As further discussed in note 11, during November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves tracking stock, one to be designated as the Liberty Media tracking stock and one to be designated as the Liberty SiriusXM tracking stock, and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks.

(2)Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $6 million and $8 million at December 31, 2015 and 2014, respectively. Activity in the year ended December 31, 2015 included an increase of $47 million of bad debt charged to expense and $49 million of write-offs. Activity in the year ended December 31, 2014 included an increase of $45 million of bad debt charged to expense and $41 million of write-offs. Activity in the year ended December 31, 2013 included an increase of $4 million of bad debt charged to expense and $1 million of write-offs.

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

option"). Under other relevant GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $450 million and $745 million as of December 31, 2015 and 2014, respectively.

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

The Company continually reviews its equity investments and its AFS securities which are not Fair Value Option Securities to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for AFS securities which are not Fair Value Option Securities are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

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

December 31, 2015, 2014 and 2013

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2015	December 31, 2014
		amounts in millions
Land	NA	$101	124
Buildings and improvements	10 - 40 years	164	162
Support equipment	3 - 20 years	312	160
Satellite system	2 - 15 years	1,628	1,590
Construction in progress	NA	382	179
Total property and equipment		$2,587	2,215

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $207 million, $209 million and $200 million, respectively. During the year ended December 31, 2013, SIRIUS XM capitalized expenditures, including interest, of approximately $87 million related to the construction of one of its satellites, which was launched and placed into operation in the fourth quarter of 2013.

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

December 31, 2015, 2014 and 2013

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

•

SIRIUS XM recognizes revenue from the sale of advertising as the advertising is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for advertising inventory and are reported as a reduction of advertising revenue. Advertising revenue is recorded gross of revenue share payments made to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

certain third parties, which are recorded to Revenue share and royalties during the period in which the advertising is transmitted.
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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the new standard may have on its revenue recognition and has not yet selected a transition method.

Cost of Subscriber Services

Revenue Share

SIRIUS XM shares a portion of its subscription revenue earned from subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Such shared revenue is recorded as an expense and not as a reduction to revenue.

Programming Costs

Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or include programming through a dedicated channel are amortized over the season or period on a straight-line basis. SIRIUS XM allocates a portion of certain programming costs which are related to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

sponsorship and marketing activities to Selling, general and administrative expense on a straight-line basis over the term of the agreement.

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

Advertising Costs

Advertising expense aggregated $232 million, $226 million and $181 million for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising costs are primarily attributable to costs incurred by SIRIUS XM. Media-related advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred. These costs are reflected in the Selling, general and administrative expenses line in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 13, Liberty has granted to its directors, employees and employees of its subsidiaries options and restricted stock to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM as discussed in note 13:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Cost of subscriber services:
Programming and content	$19	17	15
Customer service and billing	5	5	4
Other	8	8	7
Other operating expense	18	17	14
Selling, general and administrative	154	170	153
	$204	217	193

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

In November 2015, the FASB issued new accounting guidance that eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Under the new guidance, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company elected to early adopt this guidance retrospectively during the current period. Accordingly, all deferred tax assets and liabilities are presented as noncurrent in the financial statements for all periods presented. The adoption of the new guidance resulted in the reclassification of $931 million deferred income tax assets previously reported as current deferred income tax assets to be reclassified to net noncurrent deferred income tax liabilities as of December 31, 2014.

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

Series A, Series B and Series C Liberty Common Stock

The basic and diluted EPS calculation is based on the following weighted average shares outstanding (WASO) of Liberty's common stock. As discussed in note 1, on July 23, 2014 the Company completed a stock dividend of two shares of Series C common stock for every share of Series A or Series B common stock held as of the record date. Therefore, all prior period outstanding share amounts for purposes of the calculation of EPS have been retroactively adjusted for comparability. Excluded from diluted EPS for the years ended December 31, 2015, 2014 and 2013 are 22 million, 21

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

million and 17 million potential common shares, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (see note 9) because their inclusion would be anti-dilutive.

	Years ended December 31,
	2015	2014	2013
	number of shares in millions
Basic WASO	338	342	355
Potentially dilutive shares	2	3	4
Diluted WASO	340	345	359

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. In August 2015, the FASB issued new accounting guidance on the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements, which provides that such cost may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The amendments in these new accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  We retrospectively early adopted this new guidance in the fourth quarter of 2015. Prior period amounts have been appropriately restated to reflect this change in presentation of deferred loan costs on the consolidated balance sheets. The adoption of the new guidance resulted in the reclassification of $7 million net debt issuance costs previously reported as other assets to be reclassified to debt as of December 31, 2014.

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

(3)   Sirius XM Radio, Inc. Transactions

On January 18, 2013, Liberty settled a block transaction with a financial institution taking possession of an additional 50 million shares of SIRIUS XM, par value $0.001 per share, for $3.1556 per share, as well as converting its remaining SIRIUS XM Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock.  As a result of these two transactions Liberty holds more than 50% of the capital stock of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

SIRIUS XM and is entitled to vote on any matter, including the election of directors. Following the transactions, Liberty designated and SIRIUS XM's board of directors appointed certain directors to SIRIUS XM's board of directors and Liberty effectively controls the board as of January 18, 2013. This resulted in the application of purchase accounting and the consolidation of SIRIUS XM in the first quarter of 2013.  Liberty recorded a gain of approximately $7.5 billion in the first quarter of 2013 associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain on the transaction was excluded from taxable income. Additionally, the difference between the book basis and tax basis of SIRIUS XM, as previously accounted for under the equity method, was relieved as a result of the transaction. The fair value of our ownership interest previously held ($10,215 million) and the fair value of the initial noncontrolling interest ($10,286 million) was determined based on the trading price (level 1) of SIRIUS XM on the last trading day prior to the acquisition of the controlling interest. Additionally, the noncontrolling interest includes the fair value of SIRIUS XM's fully vested options (level 2), the fair value of warrants outstanding (level 2) and the intrinsic value of a beneficial conversion feature accounted for in purchase accounting. Following the transaction date, SIRIUS XM is a consolidated subsidiary with just less than a 50% noncontrolling interest accounted for in equity and the consolidated statements of operations. Effective November 15, 2013, SIRIUS XM completed a corporate reorganization whereby Sirius XM Holdings Inc. replaced Sirius XM Radio Inc. as its publicly held corporation, and Sirius XM Radio Inc. became a wholly-owned subsidiary of SIRIUS XM Holdings Inc. and has no operations independent of its subsidiary SIRIUS XM Radio Inc.

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire approximately 136.6 million SIRIUS XM shares for $500 million. Approximately 43.7 million shares were repurchased in 2013 for $160 million in proceeds and the remaining shares were repurchased in 2014 for proceeds of $340 million. The retirement of SIRIUS XM shares on a consolidated basis did not significantly impact the consolidated results as it only required an adjustment to noncontrolling interest as the shares were repurchased and retired. Additionally, during 2014, SIRIUS XM entered into certain accelerated share repurchase agreements pursuant to which SIRIUS XM repurchased approximately 223.2 million shares for approximately $756 million. SIRIUS XM also repurchased approximately 524.2 million, 423.0 million and 476.5 million shares of SIRIUS XM common stock under its stock repurchase program during the years ended December 31, 2015, 2014 and 2013, respectively, for $2.0 billion, $1.4 billion and $1.6 billion, respectively. Liberty continues to maintain a controlling interest in SIRIUS XM following the completion of the share repurchases.

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

In August 2008, SIRIUS XM issued $550 million aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes were exchangeable at any time at the option of the holder into shares of SIRIUS XM common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. All holders of the Exchangeable Notes converted prior to maturity on December 1, 2014. During the year ended December 31, 2014,  $502 million principal amount of the Exchangeable Notes were converted in a non-cash financing transaction, resulting in the issuance of 272,855,859 shares of SIRIUS XM common stock.  No loss was recognized as a result of the conversion. In connection with the conversion, Liberty received 5,974,510 shares of SIRIUS XM common stock upon maturity of the Exchangeable Notes.

As of December 31, 2015, we owned approximately 61% of the outstanding equity interest in SIRIUS XM.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(4)   Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	1	2,586
Intangibles not subject to amortization	—	24	23,694
Intangibles subject to amortization	—	36	1,177
Net liabilities assumed	—	(12)	(5,367)
Deferred tax liabilities	—	(2)	(760)
Fair value of previously held ownership interest	—	—	(10,372)
Noncontrolling interest	—	—	(10,841)
Cash paid for acquisitions, net of cash acquired	$—	47	117

Cash paid for exchange transaction:
Fair value of Liberty Series A common stock received	$—	—	937
Carrying value of business deconsolidated	—	—	(19)
Cash held by business deconsolidated	—	—	12
Gain on transaction	—	—	(496)
Tax impact of transaction	—	—	(5)
Net cash paid for exchange transaction	$—	—	429

Stock repurchased by subsidiary not yet settled	$24	26	—

Cash paid for interest	$295	232	144

Cash paid (received) for income taxes	$3	20	(75)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Liberty's assets and liabilities measured at fair value are as follows:

	December 31, 2015			December 31, 2014
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$68	68	—	507	507	—
Short term marketable securities	$15	15	—	199	—	199
Available-for-sale securities	$474	425	49	769	691	78
Financial instrument assets	$232	—	232	305	96	209
Debt	$995	—	995	990	—	990

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2015	2014	2013

Fair Value Option Securities	$(151)	80	306
Cash convertible notes (a)	(5)	12	(17)
Change in fair value of bond hedges (a)	23	(89)	(1)
Other derivatives (b)	(7)	35	7
	$(140)	38	295

(a)

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value (Level 2), as elected by Liberty at the time of issuance. Contemporaneously with the issuance of the convertible notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the convertible notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the convertible notes and the bond hedges.

(b)

Derivatives are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. Prior to the contract’s original expiration during March 2015, the Company extended the contract through October 15, 2015 with expiration occurring on the sixtieth day following the completion of the counterparty’s initial hedge, which was November 27, 2015 and settlement occurring on December 2, 2015.  The counterparty acquired the maximum

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

number of Live Nation shares of common stock at a volume weighted average share price of $24.93 per share during September 2015. Liberty settled the contract for $396 million paid to the counterparty.

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

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	December 31, 2015	December 31, 2014
	amounts in millions
Fair Value Option Securities
Time Warner Inc. (a)	$275	363
Viacom, Inc. (b)	76	273
Other equity securities	74	82
Other debt securities	25	27
Total Fair Value Option Securities	450	745
AFS and cost investments
Live Nation debt securities	24	24
Other AFS and cost investments	59	47
Total AFS and cost investments	83	71
	$533	816

(a)

See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements and the Braves Holdings mixed-use development facility as of December 31, 2015.

(b)

During the year ended December 31, 2015, Liberty sold 1.8 million shares of Viacom, Inc. common stock for approximately $122 million in proceeds.  Shares of Viacom, Inc. common stock are no longer pledged as collateral pursuant to margin loan agreements as of December 31, 2015.

Unrealized Holding Gains and Losses

There were no unrealized holding gains or losses related to investments in AFS securities at December 31, 2015 or 2014.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

 (7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership and market value (level 1) of the more significant investments in affiliates at December 31, 2015, and the carrying amount at December 31, 2014:

	December 31, 2015			December 31, 2014
	Percentage	Market	Carrying	Carrying
	ownership	Value	amount	amount
	dollar amounts in millions
Live Nation (a)(b)	35%	$1,711	$764	396
SIRIUS XM Canada	37%	142	153	237
Other	various	NA	198	218
			$1,115	851

The following table presents the Company's share of earnings (losses) of affiliates:

	Years ended December 31,
	2015		2014	2013
	amounts in millions
Charter (c)	$	NA	(94)	(83)
SIRIUS XM (d)		NA	NA	8
Live Nation (a)		(27)	(30)	(18)
SIRIUS XM Canada (d)		(1)	5	7
Other		(12)	6	54
		$(40)	(113)	(32)

(a)

During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. Prior to the contract’s original expiration during March 2015, the Company extended the contract through October 15, 2015 with expiration occurring on the sixtieth day following the completion of the counterparty’s initial hedge, which was November 27, 2015 and settlement occurring on December 2, 2015.  The counterparty acquired the maximum number of Live Nation shares of common stock at a volume weighted average share price of $24.93 per share during September 2015.  Liberty settled the contract for $396 million paid to the counterparty. During the year ended December 31, 2014, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $39 million. During the year ended December 31, 2013, Liberty acquired an additional 1.7 million shares of Live Nation for approximately $19 million.

(b)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of December 31, 2015.
(c)

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

(d)	On January 18, 2013, as discussed in note 3, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

date. SIRIUS XM has an investment in SIRIUS XM Canada that was recorded at fair value in purchase accounting. See discussion below of SIRIUS XM Canada.

SIRIUS XM Canada

In the acquisition of SIRIUS XM, Liberty acquired an interest in SIRIUS XM Canada which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

SIRIUS XM has entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The various license and service agreements with SIRIUS XM Canada will expire in 2017 and 2020. SIRIUS XM receives a percentage-based royalty of 10% and 15% for certain types of subscriber fees earned by SIRIUS XM Canada for the distribution of Sirius and XM platforms, respectively, royalties for activation fees and premium services and reimbursement for other charges. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from SIRIUS XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides programming and chipsets as well other services and SIRIUS XM Canada reimburses SIRIUS XM for such costs. At December 31, 2015, SIRIUS XM has approximately $6 million and $14 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. At December 31, 2014, SIRIUS XM had approximately $7 million and $18 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $56 million, $50 million and $49 million in revenue for the years ended December 31, 2015,  2014 and 2013, respectively, associated with these various agreements in the other revenue line in the consolidated statements of operations. SIRIUS XM Canada declared and paid dividends to SIRIUS XM of $16 million,  $43 million and $17 million during the years ended December 31, 2015,  2014 and 2013, respectively.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(8)Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM	Other	Total
Balance at January 1, 2014	$14,165	200	14,365
Acquisitions (a)	—	24	24
Broadband Spin-Off	—	(46)	(46)
Other	—	2	2
Balance at December 31, 2014	14,165	180	14,345
Other	—	—	—
Balance at December 31, 2015	$14,165	180	14,345

(a)	TruePosition made an acquisition during the year ended December 31, 2014.

Other intangible assets not subject to amortization, not separately disclosed, are tradenames ($930 million) at December 31, 2015 and 2014 and franchise rights owned by Braves Holdings  ($143 million) as of December 31, 2015 and 2014. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. SIRIUS XM's FCC licenses are currently scheduled to expire in 2017, 2018, 2021 and 2022. Prior to expiration, SIRIUS XM is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes SIRIUS XM to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(179)	659	838	(122)	716
Licensing agreements	316	(81)	235	316	(52)	264
Other	609	(406)	203	532	(346)	186
Total	$1,763	(666)	1,097	1,686	(520)	1,166

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $155 million, $150 million and $115 million for the years ended December 31, 2015,  2014 and 2013, respectively. Based on its amortizable intangible assets as of December 31, 2015, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2016	$158
2017	$148
2018	$122
2019	$99
2020	$95

(9) Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2015	2015	2014
	amounts in millions
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	$1,000	995	990
Margin loans	250	250	250
Other	38	38	—
Subsidiary notes and loans:
SIRIUS XM 5.875% Senior Notes due 2020	650	645	644
SIRIUS XM 5.75% Senior Notes due 2021	600	596	595
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	406	407
SIRIUS XM 4.25% Senior Notes due 2020	500	496	496
SIRIUS XM 4.625% Senior Notes due 2023	500	496	495
SIRIUS XM 6% Senior Notes due 2024	1,500	1,485	1,484
SIRIUS XM 5.375% Senior Notes due 2025	1,000	989	—
SIRIUS XM Credit Facility	340	340	380
Other subsidiary debt	160	160	111
Total debt	$6,938	6,896	5,852
Less debt classified as current		(255)	(257)
Less deferred financing costs, net		(15)	(7)
Total long-term debt		$6,626	5,588

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013 Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes"). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. The initial conversion rate for the Convertible Notes was 5.5882 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $178.95 per share of Liberty Series A common stock. During the year ended December 31, 2014, in connection with the issuance of Liberty Series C common stock and the Broadband Spin-Off, as discussed in note 1, the conversion rate was adjusted to 21.0859 shares of Liberty Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Liberty Series A common stock. Holders of the Convertible Notes may

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of our Series A common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Series A common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. As of December 31, 2015, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Liberty Series A common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the number of shares of Liberty Series A common stock that were initially underlying the Convertible Notes. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Liberty Series A common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Liberty Series A common stock, which corresponded to the initial conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Liberty Series C common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Liberty Series A common stock and the strike price was adjusted to $47.43 per share of Liberty Series A common stock, which corresponds to the adjusted conversion price of the Convertible Notes. Liberty paid approximately $299 million for the Bond Hedge Transaction. The bond hedge expires on October 15, 2023 and is included in other long-term assets as of December 31, 2015 and 2014 in the accompanying consolidated balance sheets, with changes in the fair value recorded in the Unrealized gains (losses) on financial instruments, net line item of the statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments. The warrant transactions may have a dilutive effect with respect to the Liberty Series A common stock to the extent that the price of the Liberty Series A common stock exceeds the strike price of the warrant transactions and warrant transactions are settled with shares of Liberty Series A common stock. The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. Liberty received approximately $170 million in proceeds for the sale of warrants. The issuance of the warrants were recorded as a component of Additional paid-in capital. The strike price of the warrants was initially $255.64 per share of Liberty Series A common stock. In connection with the Series C common stock issuance and the Broadband Spin-Off during 2014, as discussed in note 1, the number of warrants outstanding was adjusted to 21,085,900 with a strike price of $64.46 per share.

The net proceeds from these transactions of $871 million was used for general corporate purposes and approximately $200 million was used to pay down a portion of the revolving credit facility under the margin loans.

Margin Loans

During the year ended December 31, 2013, in connection with Liberty's acquisition of Charter common stock and warrants, as discussed in note 7, Liberty, through certain of its wholly-owned subsidiaries, entered into three different

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

margin loans with various financial institutions (“lender parties”) in order to fund the purchase. One of these margin loans was fully repaid during 2013. Each agreement contains language that indicates that Liberty, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The margin loans consist of the following:

$1.25 Billion Margin Loan due 2016

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement whereby Liberty Siri MarginCo, LLC borrowed $250 million pursuant to a term loan and $450 million pursuant to a revolving credit facility with various lender parties. Shares of common stock of certain of the Company’s equity affiliates and cost investments were pledged as collateral pursuant to this agreement. Borrowings under this agreement were due October 31, 2014 and bore interest equal to LIBOR plus 2%. Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part. During 2013, Liberty Siri MarginCo, LLC repaid $450 million outstanding under the revolving credit facility.

During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit. The term loan and any drawn portion of the revolver bore interest at a rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based on value of collateral) with the undrawn portion carrying a fee of 0.75%. As of December 31, 2014, shares of SIRIUS XM, Live Nation, Time Warner, Inc. and Viacom, Inc. common stock were pledged as collateral pursuant to this agreement. Due to the sale of shares of Viacom, Inc. held by Liberty during 2015 (note 6), shares of Viacom, Inc. were released as collateral pursuant to this agreement. Borrowings outstanding under this margin loan bore interest at a rate of 1.98% per annum at December 31, 2014. Other terms of the loan were substantially similar to the previous arrangement. The maturity of the new arrangement was October 28, 2015.

Prior to the maturity of the margin loan in October 2015, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $1 billion undrawn line of credit, which is now scheduled to mature on October 25, 2016. In connection with the amendment, 4.6 million shares of SIRIUS XM, 7.8 million shares Live Nation, and all shares of Time Warner, Inc. were released as collateral to this agreement. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%.  Borrowings outstanding under this margin loan bore interest at a rate of 2.07% per annum at December 31, 2015.  Other terms of the agreement were substantially similar to the previous arrangement. As of December 31, 2015, availability under the revolving line of credit was $1 billion.

$670 Million Margin Loan due 2015

At closing on May 1, 2013, LMC Cheetah 2, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015"). Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan was due May 1, 2015 and bore interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. As of December 31, 2013, Liberty had fully drawn the $670 Million Margin Loan due 2015. During the year ended December 31, 2014, Liberty fully repaid the $670 Million Margin Loan due 2015 and the shares previously pledged under the loan are no longer pledged as collateral.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

As of December 31, 2015, the value of shares pledged as collateral pursuant to the $1.25 billion margin loan due 2016 is as follows:

	Number of shares pledged
	as collateral as of	Share value as of
Investment	December 31, 2015	December 31, 2015
	amounts in millions
SIRIUS XM	145.4	$592
Live Nation	4.2	$104

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM Outstanding Debt

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

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year senior secured revolving credit facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. In June 2015, Sirius XM entered into an amendment to increase the total borrowing capacity under the Credit Facility to $1,750 million and to extend the maturity to June 2020. The Credit Facility is secured by substantially all of SIRIUS XM's assets and the assets of its subsidiaries. The proceeds of loans under the Credit Facility will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility as of December 31, 2015 bear interest at a rate of 2.42% per annum. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.30% as of December 31, 2015 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of December 31, 2015, availability under the Credit Facility was $1.4  billion.

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

December 31, 2015, 2014 and 2013

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

Other subsidiary debt

Other subsidiary debt is comprised of SIRIUS XM capital leases and other borrowings at Braves Holdings. In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. The new facility is expected to cost approximately $672 million and Braves Holdings expects to spend approximately $50 million in other costs and equipment related to the new ballpark. Funding for the ballpark will be split between Braves Holdings, Cobb County, the Cumberland Improvement District (“CID”) and Cobb-Marietta Coliseum and Exhibit Hall Authority. Cobb-Marietta Coliseum and Exhibit Hall Authority, the CID and Cobb County will be responsible for funding $392 million of ballpark related construction and Braves Holdings will be responsible for remainder of the cost, including cost overruns. Cobb-Marietta Coliseum and Exhibit Hall Authority issued $368 million in bonds during  September 2015. Braves Holdings received $103 million of the bond proceeds during September 2015 as reimbursement for project costs paid for by Braves Holdings prior to the funding of the bonds. Funding for ballpark initiatives by Braves Holdings has come from cash reserves and utilization of two credit facilities. Additionally, during September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan bears interest at LIBOR plus an applicable spread between 1.50% and 1.75% (based on the debt service coverage ratio) per annum and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. The interest rate on the Braves Term Loan was 1.95% as of December 31, 2015. The Braves Term Loan is scheduled to mature during September 2020. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $150 million to $75 million for a total capacity under the credit facilities of $175 million. As of December 31, 2015, the weighted average interest rate on the credit facilities was 2.86%. As of December 31, 2015, Braves Holdings has borrowed approximately $147 million under the Braves Term Loan and two credit facilities.

Due to Braves Holdings providing the initial funding of the project and its ownership of the land during the initial construction period, until the initial reimbursement by the Authority during September 2015 at which time the land was conveyed to the Authority, Braves Holdings has been deemed the owner (for accounting purposes) of the stadium during

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

the construction period and costs have been classified as construction in progress (“CIP”), within the Property and equipment, net line item. Future costs of the project will continue to be captured in CIP along with a corresponding liability in other liabilities, for amounts funded by the Authority. At the end of construction an additional determination will be made to determine whether the transaction will qualify for sale-leaseback accounting treatment.

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities. The estimated cost for mixed-use development is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $490 million, which Braves Holdings intends to fund with a mix of approximately $200 million in equity and $290 million in new debt.  In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. All of the facilities were undrawn as of December 31, 2015.  The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options.  Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with step-downs upon lease of the mixed use facilities at the completion of construction. As discussed in note 6, 464 thousand Time Warner, Inc. shares were pledged as collateral to these facilities. The fair value of the shares pledged as of December 31, 2015 was $30 million.

As of December 31, 2015, approximately $358 million has been spent to-date on the baseball facility and mixed-use development, of which approximately $190 million of funding has been provided by the Authority.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM's leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures. Additionally, SIRIUS XM's Credit Facility and other borrowings contain certain non-financial covenants. As of December 31, 2015,  the Company, SIRIUS XM and Braves Holdings  were in compliance with all debt covenants.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities is as follows (amounts in millions):

December 31,
2015
SIRIUS XM 5.875% Senior Notes due 2020	$681
SIRIUS XM 5.75% Senior Notes due 2021	$618
SIRIUS XM 5.25% Senior Secured Notes due 2022	$423
SIRIUS XM 4.25% Senior Notes due 2020	$507
SIRIUS XM 4.625% Senior Notes due 2023	$490
SIRIUS XM 6% Senior Notes due 2024	$1,567
SIRIUS XM 5.375% Senior Notes due 2025	$1,010

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2015.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2016	$256
2017	$5
2018	$46
2019	$3
2020	$1,596

(10)Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Current:
Federal	$(17)	18	(45)
State and local	(17)	7	3
Foreign	(1)	—	5
	(35)	25	(37)
Deferred:
Federal	(145)	(103)	165
State and local	(30)	12	7
Foreign	—	—	—
	(175)	(91)	172
Income tax benefit (expense)	$(210)	(66)	135

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Computed expected tax benefit (expense)	$(160)	(161)	(3,100)
Non-taxable gain on book consolidation of SIRIUS XM	—	—	3,054
Liquidation of consolidated subsidiaries	—	107	—
Non-taxable exchange of subsidiary	—	—	174
Dividends received deductions	2	99	46
Sale of subsidiary shares to subsidiary treated as a dividend for tax	—	(123)	(56)
State and local income taxes, net of federal income taxes	(1)	(4)	11
Change in valuation allowance affecting tax expense	(44)	(2)	9
Recognition of tax benefits not previously recognized, net	—	11	—
Other, net	(7)	7	(3)
Income tax benefit (expense)	$(210)	(66)	135

For the year ended December 31, 2015  the significant reconciling item, as noted in the table above, is a $44 million increase in the valuation allowance due to the effect of a tax law change in the District of Columbia (“D.C.”) which reduces

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

the future allocation of SIRIUS XM’s taxable income in D.C. As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in a $44 million increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.

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

For the year ended December 31, 2013 the significant reconciling items, as noted in the table above, are the result of a $7.5 billion non-taxable gain on the consolidation of SIRIUS XM on January 18, 2013, as discussed in note 3, and the non-taxable exchange of one of Liberty's consolidated subsidiaries on October 4, 2013, in exchange for Liberty shares (see note 11 for further discussion of this transaction).

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2015	2014
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$1,795	2,119
Accrued stock compensation	140	127
Other accrued liabilities	76	88
Deferred revenue	729	678
Other future deductible amounts	7	10
Deferred tax assets	2,747	3,022
Valuation allowance	(49)	(5)
Net deferred tax assets	2,698	3,017
Deferred tax liabilities:
Investments	67	229
Intangible assets	3,955	3,991
Discount on debt	30	—
Other	313	304
Deferred tax liabilities	4,365	4,524
Net deferred tax liabilities	$1,667	1,507

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

The Company's net increase in the valuation allowance of $44 million in 2015 was recorded entirely to income tax expense.

At December 31, 2015, the Company had federal net operating loss carryforwards for income tax purposes which, if not utilized to reduce taxable income in future periods, will expire between 2017 and 2035, most of which expire between 2025 and 2035. The Company's federal net operating loss carryforwards are primarily attributable to those at the SIRIUS

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

XM level ($4.6 billion, $1.61 billion tax effected).  SIRIUS XM also has state net operating loss carryforwards, tax effected, of $148 million. The Company also has federal net operating losses at the Liberty level of $95 million ($33 million tax effected) and state net operating loss carryforwards, tax effected, of $4 million.

In addition, Liberty currently has $191 million of excess share-based compensation deductions which are included in the gross operating loss carryforward on its tax return of $286 million. Excess tax compensation benefits are recorded off balance sheet until the excess tax benefit is realized through a reduction of taxes payable.

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2015	2014	2013
	amounts in millions
Balance at beginning of year	$2	30	29
Reductions for tax positions of prior years	—	(11)	—
Lapse in the statute of limitations	—	(17)	—
Increase in tax positions from prior years	252	—	—
Increase in tax positions from acquisition	—	—	1
Balance at end of year	$254	2	30

As of December 31, 2015, the Company had recorded tax reserves of $254 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, less than $184 million dollars would be reflected in the Company's tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2015 will significantly increase or decrease during the twelve-month period ending December 31, 2016; however, various events could cause our current expectations to change in the future. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

During 2015, the Company increased its unrecognized tax benefits balance to $254 million.  The increase is primarily attributable to additional state net operating losses recorded for prior tax years at SIRIUS XM as a result of a state law change.  Because SIRIUS XM does not believe its position with respect to the state net operating losses is greater than more-likely-than-not, it recorded a corresponding amount of unrecognized tax benefits during 2015.

As of December 31, 2015, the Company's tax years prior to 2012 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2012 through 2014 tax years. The Company's tax loss carryforwards from its 2011 through 2014 tax years are still subject to adjustment. The Company's 2015 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years state income tax returns. Sirius XM, which does not consolidate with Liberty for income tax purposes, has federal and certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2015, the Company had less than a million dollars in accrued interest and penalties recorded related to uncertain tax positions.

(11)Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

resolutions providing for the issue of such preferred stock adopted by Liberty's board of directors.  As of December 31, 2015,  no shares of preferred stock were issued.

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

As of December 31, 2015, there were 2.4 million shares of Series A and  10.6 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

Purchases of Common Stock

During the year ended December 31, 2013 the Company repurchased 1,264,550 shares of Series A Liberty common stock for aggregate cash consideration of $140 million under the authorized repurchase program. Additionally, Liberty obtained shares of Liberty Series A common stock on October 3, 2013, pursuant to a transaction in which a subsidiary of Comcast, Inc. exchanged approximately 6.3 million shares of Liberty's Series A common stock for a newly created subsidiary of Liberty which held Liberty's wholly-owned subsidiary Leisure Arts, Inc., approximately $417 million in cash and Liberty's rights in and to a revenue sharing agreement relating to the carriage of CNBC ("CNBC Agreement"). Liberty recorded a gain of approximately $496 million determined based on the difference between the fair value of the shares obtained in the exchange transaction and the carrying value assets and businesses delivered. These exchange shares obtained were done so through special approval from the Company's Board of Directors and was not considered a repurchase of shares under the Company's formal share repurchase program. Liberty treated the transaction as a tax-free exchange. In January 2014, the IRS completed its review of the exchange and notified Liberty that it agreed with the non-taxable characterization of the transaction.

There were no repurchases of Liberty common stock made pursuant to the Company’s authorized repurchase program during the year ended December 31, 2014.

During the year ended December 31, 2015, the Company repurchased 9.2 million shares of Liberty Media Series A and Series C common stock for aggregate cash consideration of $350 million under the authorized repurchase program.

All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Potential Recapitalization of Tracking Stock Groups

During November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves tracking stock, one to be designated as the Liberty Media tracking stock and one to be designated as the Liberty SiriusXM tracking stock, and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks.

In connection with the creation of the new tracking stocks, each outstanding share of Liberty’s Series A, Series B and Series C common stock would be cancelled and reclassified by exchanging each such share for newly issued shares of the corresponding series of Liberty Braves tracking stock, Liberty Media tracking stock and Liberty SiriusXM tracking stock.  Cash will be paid in lieu of the issuance of any fractional shares. In addition, following the creation of the new tracking stocks, Liberty would distribute to holders of its Liberty Braves tracking stock subscription rights to acquire shares of Series C Liberty Braves tracking stock. The record dates, distribution dates, and distribution ratios for the creation of the new tracking stocks and the distribution of subscription rights will be announced at a later date.

The Liberty Braves tracking stock would be intended to track and reflect the separate economic performance of the businesses, assets and liabilities to be attributed to the Liberty Braves Group. Liberty intends to attribute to the Liberty Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. The Intergroup Note is expected to be repaid using proceeds from the proposed subscription rights offering (as described in more detail below).  Any remaining proceeds from the rights offering will be attributed to the Liberty Braves Group.

The Liberty SiriusXM tracking stock would be intended to track and reflect the separate economic performance of the businesses, assets and liabilities to be attributed to the Liberty SiriusXM Group. Liberty intends to attribute to the Liberty SiriusXM Group its subsidiary SIRIUS XM, cash and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

The Liberty Media tracking stock would be intended to track and reflect the separate economic performance of the businesses, assets and liabilities to be attributed to the Liberty Media Group. Liberty intends to attribute to the Liberty Media Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the Intergroup Note, any recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments.  Following the creation of the tracking stocks, the Liberty Media Group will also hold an approximate 20% inter-group interest in the Liberty Braves Group.

The subscription rights to acquire shares of Series C Liberty Braves tracking stock are expected to be issued to raise capital to repay the Intergroup Note and for working capital purposes.  The subscription rights would enable the holders to acquire shares of Series C Liberty Braves tracking stock at a 20% discount to the market price of the Series C Liberty Braves tracking stock. Liberty expects the subscription rights to be publicly traded, once the exercise price has been established and the rights offering to expire twenty trading days following its commencement.

Liberty expects that the Series A, Series B and Series C Liberty Braves Group common stock will trade under the symbols BATRA/B/K respectively, that the Series A, Series B and Series C Liberty Media Group common stock will trade under the symbols LMCA/B/K, respectively, and that the Series A, Series B and Series C Liberty SiriusXM Group common stock will trade under the symbols LSXMA/B/K, respectively. Liberty expects that Series A and Series C  of each

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

of the Liberty Braves tracking stock and the Liberty Media tracking stock will trade on the Nasdaq Stock Market and that Series B of each of these stocks will trade on the OTC Markets. In addition, Liberty expects that each series (Series A, Series B and Series C) of the Liberty SiriusXM tracking stock will trade on the Nasdaq Stock Market.

The creation of the new tracking stocks will be subject to various conditions, including the requisite approval of the holders of Liberty’s common stock at a stockholders’ meeting and the receipt of the opinion of tax counsel.  Liberty expects to complete the creation of the new tracking stocks in the first half of 2016. The rights offering will also be subject to various conditions, including the creation of the new tracking stocks.

(12)Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2014, the Compensation Committee (the "Committee") of Liberty approved a compensation arrangement, including term options as discussed in note 13, for its President and Chief Executive Officer (the "CEO").  The arrangement provides for a five year employment term which began on January 1, 2015 and ends December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause,” he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for “good reason," he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and his unvested term options will generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If, however, the CEO terminates his employment without “good reason," he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the CEO's death or his disability, he is entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

Beginning in 2015, the CEO receives annual performance-based options to purchase shares of LMCK with a term of 7 years (the “Performance Options”) and performance-based restricted stock units with respect to LMCK (the “Performance RSUs” and together with the Performance Options, the “Performance Awards”) during the employment term.  Grants of Performance Awards will be allocated between Liberty and Liberty Interactive. The aggregate target amount to be allocated between Liberty and Liberty Interactive will be $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019. Vesting of the Performance Awards will be determined based on satisfaction of performance metrics that will be set by Liberty and Liberty Interactive’s respective compensation committees in the first quarter of each applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year. In addition, Liberty and Liberty Interactive’s compensation committees may grant additional Performance Awards, with a value of up to 50% of the target amount allocated to Liberty for the relevant year (the “Above Target

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Awards”), and the compensation committees may determine to establish additional performance metrics with respect to such Above Target Awards.

Salary compensation related to services provided by the CEO is charged from Liberty to Liberty TripAdvisor and Liberty Broadband pursuant to the Services Agreements with each respective company. Any cash bonus attributable to the performance of Liberty or Liberty Interactive is paid directly by each respective company.

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

(13)Stock-Based Compensation

Liberty - Incentive Plans

Pursuant to the Liberty Media Corporation 2013 Incentive Plan (the "2013 Plan"), the Company may grant stock options ("Awards") to purchase shares of Series A, Series B and Series C Liberty common stock. The 2013 Plan provides for Awards to be made in respect of a maximum of 75 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards. The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

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

December 31, 2015, 2014 and 2013

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

In connection with the Broadband Spin-Off during 2014, the holder of an outstanding Award to purchase shares of Series A, Series B, and Series C common stock on the record date (a “Liberty Award”) received an Award to purchase shares of the corresponding series of Liberty Broadband common stock and an adjustment to the exercise price and number of shares subject to the original Liberty Award (as so adjusted, an “adjusted Liberty Award”).  Following the Broadband Spin-Off, employees of Liberty hold Awards in both Liberty common stock and Liberty Broadband common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty and included in the Company’s consolidated financial statements.

Similarly, following the Starz Spin-Off during 2013, employees of Liberty and Starz hold Awards in both Liberty common stock and Starz common stock. The compensation expense relating to the employees of Liberty is recorded at Liberty and the compensation expense relating to employees of Starz is recorded at Starz.

Liberty - Grants of stock options

Awards granted in 2015,  2014 and 2013 pursuant to the Incentive Plans discussed above are summarized as follows:

	Years ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
	Options	average	Options	average	Options	average
	granted	grant-date	granted	grant-date	granted	grant-date
	(000's)	fair value	(000's)	fair value	(000's)	fair value
Series A Liberty common stock	—	$—	1	$38.86	23	$55.16
Series C Liberty common stock	2,476	$13.37	3,359	$11.09	NA	$ NA

During the year ended December 31, 2015, the Company granted a total of approximately 2.5 million options to purchase shares of Series C common stock. A portion of the options granted was comprised of 676 thousand options with a weighted average grant-date fair value (“GDFV”) of $10.86 per share that vest annually over 3 years and 1.3 million options with a weighted average GDFV of $15.52 per share that vest 50% each on December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, Liberty also granted 420 thousand performance-based options of Series C common stock and 34 thousand performance-based restricted stock units of Series C common stock during 2015. Such options and restricted stock units had a weighted average grant-date fair value of $12.15 per share and $38.20 per share, respectively. The performance-based options and performance-based restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives.

During the year ended December 31, 2014, Liberty granted 3.3 million options to purchase shares of Series C common stock to the CEO of Liberty in connection with his employment agreement (see note 12); of those options, one half vest on December 24, 2018 and the other half vest on December 24, 2019. The remainder of the options granted typically vest quarterly over a 4 year vesting period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The Company has calculated the grant-date fair value for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2015,  2014 and 2013, the range of expected terms was 4.6 to 7.9 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2015,  2014 and 2013 grants.

	Volatility
2015 grants
Liberty options	24.7%	-	36.7%
2014 grants
Liberty options	28.2%	-	31.3%
2013 grants
Liberty options	31.3%	-	41.4%

Liberty - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2015	3,207	$23.21
Granted	—	$—
Exercised	(845)	$22.77
Forfeited/Cancelled/Exchanged	(2)	$32.20
Outstanding at December 31, 2015	2,360	$23.36	3.3	years	$37
Exercisable at December 31, 2015	2,264	$23.24	3.1	years	$36

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2015	9,833	$26.71
Granted	2,476	$38.29
Exercised	(1,691)	$22.47
Forfeited/Cancelled/Exchanged	(5)	$31.95
Outstanding at December 31, 2015	10,613	$30.09	5.0	years	$86
Exercisable at December 31, 2015	4,598	$22.96	3.2	years	$70

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

There were no outstanding Series B options during 2015.

As of December 31, 2015, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $56 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2015, 2014 and 2013 was $40 million, $17 million and $23 million, respectively.

Liberty - Restricted Stock

The Company had approximately 214,000 unvested restricted shares of Liberty common stock held by certain directors, officers and employees of the Company as of December 31, 2015, with a weighted average grant-date fair value of $20.27 per share.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2015,  2014 and 2013 was $2 million, $1 million and $7 million, respectively.

SIRIUS XM - Stock-based Compensation

During the year ended December 31, 2015, SIRIUS XM granted stock options and restricted stock units to its employees and members of its board of directors and granted stock options to certain third parties. SIRIUS XM also calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of SIRIUS XM’s option grants during 2015, 2014 and 2013 was 29%, 33% and 47%, respectively. During the year ended December 31, 2015, SIRIUS XM granted approximately 145.4 million stock options with a weighted-average exercise price of $3.95 per share and a grant date fair value of $1.11 per share. As of December 31, 2015, SIRIUS XM has approximately 338.5 million options outstanding of which approximately 121.8 million are exercisable, each with a weighted-average exercise price per share of $3.29 and $2.51, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $268 million and $194 million, respectively. During the year ended December 31, 2015, SIRIUS XM granted approximately 9 million restricted stock units with a grant date fair value of $3.92 per share. The stock-based compensation related to SIRIUS XM stock options and restricted stock awards was $157 million,  $148 million and $133 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $262 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.0 years.

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to the Company.

(14)Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $15 million, $11 million and $12 million for each of the years ended December 31, 2015,  2014 and 2013, respectively.

(15)Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Unrealized	Foreign
	holding	currency		AOCI of
	gains (losses)	translation		discontinued
	on securities	adjustment	Other	operations	AOCI
	amounts in millions
Balance at January 1, 2013	$20	—	(5)	(3)	12
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(15)	—	4	—	(11)
Distribution to stockholders for Starz Spin-Off	—	—	—	3	3
Balance at December 31, 2013	5	—	(1)	—	4
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	(8)	—	(9)	—	(17)
Distribution to stockholders for Broadband Spin-Off	(7)	—	(1)	—	(8)
Balance at December 31, 2014	(10)	—	(11)	—	(21)
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	—	(23)	(7)	—	(30)
Balance at December 31, 2015	$(10)	(23)	(18)	—	(51)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2015:
Foreign currency translation adjustments	$(77)	28	(49)
Other comprehensive earnings	$(77)	28	(49)
Year ended December 31, 2014:
Unrealized holding gains (losses) on securities arising during period	$(13)	5	(8)
Foreign currency translation adjustments	(14)	5	(9)
Other comprehensive earnings	$(27)	10	(17)
Year ended December 31, 2013:
Unrealized holding gains (losses) on securities arising during period	$16	(6)	10
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(40)	15	(25)
Foreign currency translation adjustments	6	(2)	4
Other comprehensive earnings	$(18)	7	(11)

(16)Commitments and Contingencies

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2015 aggregated $273 million, which is payable as follows: $77 million in 2016, $54 million in 2017, $49 million in 2018, $40 million in 2019, and $53 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Rental expense under such arrangements amounted to $53 million, $52 million and $48 million for the years ended December 31, 2015,  2014 and 2013, respectively.

A summary of future minimum lease payments under cancelable and noncancelable operating leases as of December 31, 2015 follows (amounts in millions):

Years ending December 31:
2016	$48
2017	$50
2018	$49
2019	$44
2020	$41
Thereafter	$351

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2015.

Programming and content

SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Amounts due under such agreements are payable as follows: $247 million in 2016, $225 million in 2017, $205 million in 2018, $188 million in 2019 and $163 million in 2020. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above.

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

In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants. On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal.  Vivendi filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit. Subsequent to December 31, 2015

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Liberty entered into a settlement with Vivendi which resulted in a $775 million payment to settle all claims related to the dispute described above.  Following the payment of a contingency fee to our legal counsel, as well as amounts payable to Liberty Global plc, an additional plaintiff in the action, Liberty expects to net pre-tax proceeds of approximately $510 million. This settlement will result in a dismissal of all appeals and mutual releases of the parties.

SIRIUS XM is a defendant in several purported class action suits that allege that SIRIUS XM, or certain call center vendors acting on its behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent. In one of the actions, the plaintiff alleges that SIRIUS XM violated the TCPA’s call time restrictions, and in one of the other actions, the plaintiff also alleges that SIRIUS XM violated the TCPA’s do not call restrictions. SIRIUS XM’s vendors make millions of calls each month to consumers, including SIRIUS XM’s subscribers, as part of its customer service and marketing efforts.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. SIRIUS XM believes it has substantial defenses to the claims asserted in these actions and intends to defend them vigorously.

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  These actions were commenced in February 2012, January 2013, April 2015 and July 2015, respectively, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida, respectively.  Information concerning each of these actions is publicly available in court filings under their docket numbers.

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

Since 2013, SIRIUS XM has been named as a defendant in several suits, including putative class action suits, which challenge SIRIUS XM’s use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under various state laws.  SIRIUS XM has entered into certain direct licenses with certain owners of pre-1972 recordings, which in many cases include releases of any claims associated with our use of pre-1972 recordings.  Several putative class actions suits challenging SIRIUS XM’s use and public performance of other pre-1972 recordings under various state laws remain pending.  SIRIUS XM believes it has substantial defenses to the claims asserted, SIRIUS XM is defending these actions vigorously and does not believe that the resolution of these remaining cases will have a material adverse effect on its business, financial condition or results of operations.

In June 2015, SIRIUS XM settled a suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to SIRIUS XM’s use and public performance of pre-1972 recordings for $210 million, which was paid during July 2015. The settling record companies claim to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings SIRIUS XM has historically played. SIRIUS XM has also entered into certain direct licenses with other owners of pre-1972 recordings, which in many cases include releases of any claims associated with its use of pre-1972 recordings.

SIRIUS XM recognized $108 million during June 2015 for the portion of the $210 million Capitol Settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

June 2015. The $108 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2015 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. SIRIUS XM recognized approximately $19 million to Revenue share and royalties within the consolidated statement of operations with respect to the Capitol Settlement subsequent to the settlement date related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. Of the remaining $83 million of the settlement, approximately $40 million was recorded to Other current assets and approximately $43 million was recorded to Other long-term assets within the consolidated balance sheets as of December 31, 2015, which will be amortized to Revenue share and royalties within the consolidated statement of operations over the future service period through December 2017.

In addition, in August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenue, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

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

These matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control. No provision was made for losses to the extent such loses are not probable and estimable. There can be no assurance that the final outcome of these matters will not materially and adversely affect the business, financial condition, results of operations, or cash flows.

(17)Information About Liberty's Operating Segments

The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation, as discussed below.

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

December 31, 2015, 2014 and 2013

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

The Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service. SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.

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

Performance Measures

	Years ended December 31,
	2015		2014		2013
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
SIRIUS XM	$4,552	1,660	4,141	1,466	3,625	1,289
Corporate and other	243	(32)	309	(49)	377	33
Total	$4,795	1,628	4,450	1,417	4,002	1,322

Other Information

	December 31, 2015			December 31, 2014
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in millions
SIRIUS XM	$27,001	153	135	27,091	237	126
Corporate and other	2,797	962	161	3,178	614	68
Total	$29,798	1,115	296	30,269	851	194

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2015	2014	2013

Consolidated segment Adjusted OIBDA	$1,628	1,417	1,322
Legal settlement (note 16)	(108)	—	—
Stock-based compensation	(204)	(217)	(193)
Depreciation and amortization	(362)	(359)	(315)
Interest expense	(328)	(255)	(132)
Dividend and interest income	17	27	48
Share of earnings (losses) of affiliates, net	(40)	(113)	(32)
Realized and unrealized gains (losses) on financial instruments, net	(140)	38	295
Gains (losses) on transactions, net	(4)	—	7,978
Other, net	(1)	(77)	(115)
Earnings (loss) from continuing operations before income taxes	$458	461	8,856

(18)Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2015:
Revenue	$1,081	1,222	1,284	1,208
Operating income (loss)	$245	171	321	217
Net earnings (loss)	$19	99	41	89
Net earnings (loss) attributable to Liberty stockholders	$(19)	61	(22)	44
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share	$(0.06)	0.18	(0.07)	0.13
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share	$(0.06)	0.18	(0.07)	0.13

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2014:
Revenue	$1,011	1,160	1,184	1,095
Operating income	$155	231	249	206
Net earnings (loss)	$72	106	87	130
Net earnings (loss) attributable to Liberty stockholders	$22	50	33	73
Basic net earnings (loss) attributable to Liberty stockholders per common share	$0.06	0.15	0.10	0.21
Diluted net earnings (loss) attributable to Liberty stockholders per common share	$0.06	0.14	0.10	0.21

PART III.

The following required information will be included in an amendment to this Form 10-K:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file an amendment to this Form 10-K with the Securities and Exchange Commission on or before April 29, 2016.

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

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “Broadband 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8-K (File No. 001-35707) as filed on August 6, 2015).

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

10 - Material Contracts:

10.1Form of Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.2Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10-K”)).

10.3Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-K).

10.4Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.5Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (the “2013 Nonemployee Director Plan”).*

10.6Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.7Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.8Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.9Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016).*

10.10Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.11Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).

10.12Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Broadband 8-K).

10.13Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.14Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.15Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the "Liberty Interactive 2009 10-K")).

10.16Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.17Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.18Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.19Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 26, 2015 (File No. 001-35707)).

10.20Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.21Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707) (the “Liberty 2012 10-K”).

10.22Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation.*

10.23Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer (incorporated by reference to Exhibit 10.24 to the Liberty 2012 10-K).

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

10.26Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

10.27Indenture, dated as of August 13, 2012, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 14, 2012 (File No. 001-34295)).

10.28Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-34295)).

10.29Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “Sirius XM Radio 8-K”)).

10.30Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Sirius XM Radio 8-K).

10.31Indenture, dated as of August 1, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.32Indenture, dated as of September 24, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio’s Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

10.33Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on May 7, 2014 (File No. 001-34295)).

10.34Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

10.35Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.36Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.37Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.38Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.39Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.40Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.41Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.42Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Liberty Q3 2013 10-Q).***

10.43Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Liberty Q3 2013 10-Q). ***

10.44Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.7 to the Liberty Q3 2013 10-Q).***

10.45Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.8 to the Liberty Q3 2013 10-Q).***

10.46Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.9 to the Liberty Q3 2013 10-Q).***

10.47Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to the Liberty Q3 2013 10-Q).***

10.48Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.11 to the Liberty Q3 2013 10-Q).***

10.49Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.12 to the Liberty Q3 2013 10-Q).***

10.50Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.13 to the Liberty Q3 2013 10-Q).***

10.51Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.14 to the Liberty Q3 2013 10-Q).***

10.52Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.15 to the Liberty Q3 2013 10-Q).***

10.53Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.16 to the Liberty Q3 2013 10-Q).***

10.54 Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.55Form of Non-Qualified Stock Option Agreement.*

10.56 Form of Restricted Stock Award Agreement.*

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

LIBERTY MEDIA CORPORATION
Date:	February 26, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date:	February 26, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 26, 2016
John C. Malone

/s/Gregory B. Maffei	Director, President and Chief Executive	February 26, 2016
Gregory B. Maffei	Officer

/s/Christopher W. Shean	Chief Financial Officer	February 26, 2016
Christopher W. Shean	(Principal Financial Officer and Principal Accounting Officer)

/s/Robert R. Bennett	Director	February 26, 2016
Robert R. Bennett

/s/Brian Deevy	Director	February 26, 2016
Brian Deevy

/s/M. Ian G. Gilchrist	Director	February 26, 2016
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 26, 2016
Evan D. Malone

/s/David E. Rapley	Director	February 26, 2016
David E. Rapley

/s/Larry E. Romrell	Director	February 26, 2016
Larry E. Romrell

/s/Andrea L. Wong	Director	February 26, 2016
Andrea L. Wong

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “Broadband 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35707) (the “Liberty 8-K”).

3.2Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8-K (File No. 001-35707) as filed on August 6, 2015).

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

10 - Material Contracts:

10.1Form of Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.2Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10-K”)).

10.3Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-K).

10.4Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.5Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (the “2013 Nonemployee Director Plan”).*

10.6Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).

10.7Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).

10.8Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.9Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016).*

10.10Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.11Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).

10.12Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Broadband 8-K).

10.13Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.14Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).

10.15Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the "Liberty Interactive 2009 10-K")).

10.16Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.17Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.18Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.19Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 26, 2015 (File No. 001-35707)).

10.20Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.21Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707) (the “Liberty 2012 10-K”).

10.22Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation.*

10.23Executive Employment Agreement dated effective as of October 31, 2012, by and between Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) and Richard Baer (incorporated by reference to Exhibit 10.24 to the Liberty 2012 10-K).

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

10.26Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

10.27Indenture, dated as of August 13, 2012, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 14, 2012 (File No. 001-34295)).

10.28Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-34295)).

10.29Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “Sirius XM Radio 8-K”)).

10.30Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Sirius XM Radio 8-K).

10.31Indenture, dated as of August 1, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.32Indenture, dated as of September 24, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio’s Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

10.33Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on May 7, 2014 (File No. 001-34295)).

10.34Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

10.35Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.36Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.37Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.38Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.39Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.40Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.41Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.42Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Liberty Q3 2013 10-Q).***

10.43Confirmation, dated October 10, 2013, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.6 to the Liberty Q3 2013 10-Q). ***

10.44Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.7 to the Liberty Q3 2013 10-Q).***

10.45Confirmation, dated October 10, 2013, of Base Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.8 to the Liberty Q3 2013 10-Q).***

10.46Confirmation, dated October 10, 2013, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.9 to the Liberty Q3 2013 10-Q).***

10.47Confirmation, dated October 10, 2013, of Base Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to the Liberty Q3 2013 10-Q).***

10.48Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.11 to the Liberty Q3 2013 10-Q).***

10.49Confirmation, dated October 11, 2013, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.12 to the Liberty Q3 2013 10-Q).***

10.50Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.13 to the Liberty Q3 2013 10-Q).***

10.51Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and Liberty Media Corporation (incorporated by reference to Exhibit 10.14 to the Liberty Q3 2013 10-Q).***

10.52Confirmation, dated October 11, 2013, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.15 to the Liberty Q3 2013 10-Q).***

10.53Confirmation, dated October 11, 2013, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and Liberty Media Corporation (incorporated by reference to Exhibit 10.16 to the Liberty Q3 2013 10-Q).***

10.54 Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.55Form of Non-Qualified Stock Option Agreement.*

10.56 Form of Restricted Stock Award Agreement.*

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