Form 10-K/A
period 2015-12-31
Liberty Media Corp
filed 2016-04-29
CIK 1560385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	37-1699499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series C Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

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

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2016 was:

	Series A	Series B	Series C
Liberty Media common stock	102,204,921	9,870,966	222,567,095

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the 2015 Form 10-K) to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the 2015 Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the 2015 Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the 2015 Form 10-K, including any of the financial information disclosed in Parts II and IV of the 2015 Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Media Corporation as “Liberty Media,” “us,” “we” and “our” in this report.

LIBERTY MEDIA CORPORATION

2015 ANNUAL REPORT ON FORM 10-K/A

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

Our board of directors currently consists of nine directors, divided among three classes.  Our Class III directors, whose term will expire at the 2016 annual meeting, are John C. Malone, Robert R. Bennett and M. Ian G. Gilchrist. Our Class I directors, whose term will expire at the annual meeting of stockholders in the year 2017, are Evan D. Malone, David E. Rapley and Larry E. Romrell.  Our Class II directors, whose term will expire at the annual meeting of stockholders in the year 2018, are Brian M. Deevy, Gregory B. Maffei and Andrea L. Wong.

Name	Positions

John C. Malone Age: 75

Chairman of the Board and a director of our company.

Professional Background: Mr. Malone has served as the Chairman of the Board of our company (including our predecessor) since August 2011 and as a director since December 2010. Mr. Malone served as the Chief Executive Officer of Liberty Interactive from August 2005 to February 2006. Mr. Malone served as Chairman of the Board of Tele-Communications, Inc. (TCI) from November 1996 until March 1999, when it was acquired by AT&T Corp., and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as (i) a director and Chairman of the Board of Liberty Interactive Corporation (Liberty Interactive) since its inception in 1994, (ii) the Chairman of the Board of Liberty Broadband Corporation (Liberty Broadband) since November 2014, (iii) the Chairman of the Board of Liberty Global plc (LGP) since June 2013, having previously served as Chairman of the Board of Liberty Global, Inc. (LGI), LGP’s predecessor, from June 2005 to June 2013 and LGI’s predecessor, Liberty Media International, Inc. (LMI), from March 2004 to June 2005 and a director of UnitedGlobalCom, Inc., now a subsidiary of LGP, from January 2002 to June 2005, (iv) a director of Discovery Communications, Inc. (Discovery) since September 2008 and a director of Discovery’s predecessor, Discovery Holding Company (DHC), from May 2005 to September 2008 and as Chairman of the Board from March 2005 to September 2008, (v) a director of Expedia, Inc. since December 2012, having previously served as a director from August 2005 to November 2012, (vi) a director of Charter Communications Inc. (Charter) since May 2013 and (vii) a director of Lions Gate Entertainment Corp. since March 2015. Previously, he served as (i) the Chairman of the Board of Liberty TripAdvisor Holdings, Inc. (Liberty TripAdvisor) from August 2014 to June 2015, (ii) a director of Sirius XM Holdings Inc. (Sirius XM) from April 2009 to May 2013, (iii) a director of Ascent Capital Group, Inc. from January 2010 to September 2012, (iv) a director of Live Nation Entertainment, Inc. (Live Nation) from January 2010 to February 2011, (v) a director of DIRECTV and its predecessors from February 2008 to June 2010 and (vi) a director of IAC/InterActiveCorp from May 2006 to June 2010.

Board Membership Qualifications: Mr. Malone, as President of TCI, co-founded Liberty Interactive’s former parent company and is considered one of the preeminent figures in the media and telecommunications industry. He is well known for his sophisticated problem solving and risk assessment skills.

Gregory B. Maffei Age: 55

Chief Executive Officer, President and a director of our company.

Professional Background: Mr. Maffei has served as a director and the President and Chief Executive Officer of our company (including our predecessor) since May 2007 and Liberty Broadband since June 2014. He has served as a director, the President and Chief Executive Officer of Liberty TripAdvisor since July 2013 and as its Chairman of the Board since June 2015. He has served as the President and Chief Executive Officer of Liberty Interactive since February 2006 and as a director since November 2005. He also served as its CEO-Elect from November 2005 through February 2006. Prior thereto, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation, Chairman, President and Chief Executive Officer of 360networks Corporation, and Chief Financial Officer of Microsoft Corporation.

Other Public Company Directorships: Mr. Maffei has served as (i) the Chairman of the Board of Starz since January 2013, (ii) the Chairman of the Board of TripAdvisor, Inc. (TripAdvisor) since February 2013, (iii) the Chairman of the Board of Live Nation since March 2013 and as a director since February 2011, (iv) the Chairman of the Board of Sirius XM since April 2013 and as a director since March 2009 and (v) a director of Zillow Group, Inc. since February 2015, having previously served as a director of its predecessor, Zillow, Inc., from May 2005 to February 2015 and (vi) a director of Charter since May 2013. Mr. Maffei served as a director of (i) DIRECTV and its predecessors from February 2008 to June 2010, (ii) Electronic Arts, Inc. from June 2003 to July 2013 and (iii) Barnes & Noble, Inc. from September 2011 to April 2014.

Board Membership Qualifications: Mr. Maffei brings to our board significant financial and operational experience based on his current senior policy making positions at our company, Liberty Interactive, Liberty TripAdvisor, and Liberty Broadband, and his previous executive positions at Oracle Corporation 360networks Corporation and Microsoft Corporation. In addition, Mr. Maffei has extensive public company board experience. He provides our board with an executive leadership perspective on the strategic planning for, and operations and management of, large public companies.

Robert R. Bennett Age: 58

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

Other Public Company Directorships: Mr. Bennett served as a director of Liberty Interactive from September 1994 to December 2011. He has served as a director of Discovery since September 2008 and served as a director of DHC from May 2005 to September 2008. Mr. Bennett has served as a director of Sprint Corporation (and its predecessor) since October 2006 and HP, Inc. (formerly Hewlett-Packard Company) since July 2013. He served as a director of Demand Media, Inc. from January 2011 to February 2014.

Board Membership Qualifications: Mr. Bennett brings to our board in-depth knowledge of the media and telecommunications industry generally and our corporate history specifically. He has experience in significant leadership positions with Liberty Interactive, especially as a past Chief Executive Officer and President, and provides our company with strategic insights. Mr. Bennett also has an in-depth understanding of finance, and has held various financial management positions during the course of his career.

Brian M. Deevy Age: 61

A director of our company.

Professional Background: Mr. Deevy has been a director of our company since June 2015. Mr. Deevy previously served as the head of Royal Bank of Canada (RBC) Capital Markets’ Communications, Media & Entertainment (CME) Group until June 2015. Mr. Deevy was responsible for strategic development of the CME Group’s business, which includes mergers &

acquisitions, private equity and debt capital formation and financial advisory engagements. Mr. Deevy also served as Chairman and Chief Executive Officer of Daniels & Associates, the investment banking firm that provided financial advisory services to the communications industry until it was acquired by RBC in 2007. Prior to joining Daniels & Associates, RBC Daniels’ predecessor, Mr. Deevy was with Continental Illinois National Bank.

Other Public Company Directorships: Mr. Deevy has served as a director of Ascent Capital Group, Inc. since November 2013. Mr. Deevy served on the board of directors of Ticketmaster Entertainment, Inc. from August 2008 to January 2010.

Board Membership Qualifications: Mr. Deevy brings to our board in-depth knowledge of the communications, media and entertainment industries. He has an extensive background in mergers and acquisitions, investment banking and capital formation and is expected to provide strategic insights with respect to our company’s activities in these areas.

M. Ian G. Gilchrist Age: 66

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

Evan D. Malone Age: 45

A director of our company.

Professional Background: Dr. Malone has served as a director of our company (including our predecessor) since September 2011. He has served as President of NextFab Studio, LLC, a high-tech workshop offering technical training, consulting, product design and prototyping services, since June 2009 and has been an engineering consultant for more than the past five years. Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC. During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company. Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S. Department of Energy, from 1999 until 2001. He also is a founding member of Jet Wine Bar, a wine bar, and Rex 1516, a restaurant, both in Philadelphia.

Other Public Company Directorships: Dr. Malone has served as a director of Liberty Interactive since August 2008 and Sirius XM since May 2013.

Board Membership Qualifications: Dr. Malone brings an applied science and engineering perspective to the board. Dr. Malone’s perspectives assist the board in developing business strategies and adapting to technological changes facing the industries in which our company competes. In addition, his entrepreneurial experience assists the board in evaluating strategic opportunities.

David E. Rapley Age: 74

A director of our company.

Professional Background: Mr. Rapley has served as a director of our company (including our predecessor) since September 2011. Mr. Rapley founded Rapley Engineering Services, Inc. (RESI) and served as its Chief Executive Officer and President from 1985 to 1998. Mr. Rapley also served as Executive Vice President of Engineering of VECO Corp. Alaska (a company that acquired RESI in 1998) from January 1998 to December 2001. Mr. Rapley served as the President and Chief Executive Officer of Rapley Consulting, Inc. from January 2000 to December 2014. From 2003 to 2013, Mr. Rapley was a director of Merrick & Co., a private firm providing engineering and other services to domestic and international clients. From 2008 to 2011, Mr. Rapley was chairman of the board of Merrick Canada ULC.

Other Public Company Directorships: Mr. Rapley has served as a director of Liberty Interactive since July 2002, having previously served as a director during 1994. He has served as a director of LGP since June 2013, having previously served as a director of LGI, LGP’s predecessor, from June 2005 to June 2013 and as a director of LMI, LGI’s predecessor, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Rapley brings to our board the unique perspective of his lifelong career as an engineer. The industries in which our company competes are heavily dependent on technology, which continues to change and advance. Mr. Rapley’s perspectives assist the board in adapting to these changes and developing strategies for our businesses.

Larry E. Romrell Age: 76

A director of our company.

Professional Background: Mr. Romrell has served as a director of our company (including our predecessor) since September 2011. Mr. Romrell held numerous executive positions with TCI from 1991 to 1999. Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.

Other Public Company Directorships: Mr. Romrell has served as a director of Liberty Interactive since December 2011, having previously served as a director from March 1999 to September 2011, and as a director of Liberty TripAdvisor since August 2014. He has served as a director of LGP since June 2013, having previously served as a director of LGI from June 2005 to June 2013 and as a director of LMI from May 2004 to June 2005.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource with respect to the management and operations of companies in the media and telecommunications sector.

Andrea L. Wong Age: 49

A director of our company.

Professional Background: Ms. Wong has served as a director of our company (including our predecessor) since September 2011. Ms. Wong has served as President, International Production for Sony Pictures Television and President, International for Sony Pictures Entertainment since September 2011. She previously served as President and Chief Executive Officer of Lifetime Entertainment Services from 2007 to April 2010. Ms. Wong also served as an Executive Vice President with ABC, Inc., a subsidiary of The Walt Disney Company, from 2003 to 2007.

Other Public Company Directorships: Ms. Wong has served as a director of Liberty Interactive since April 2010 and as a director of Hudson’s Bay Company since September 2014.

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

Richard N. Baer Age: 59

Mr. Baer has served as Chief Legal Officer of our company, Liberty Interactive, Liberty TripAdvisor and Liberty Broadband since January 2016. He previously served as Senior Vice President and General Counsel of our company and Liberty Interactive from January 2013 to December 2015, Liberty TripAdvisor from July 2013 to December 2015 and Liberty Broadband from June 2014 to December 2015. Previously, Mr. Baer served as Executive Vice President and Chief Legal Officer of UnitedHealth Group Incorporated from May 2011 to December 2012. He served as Executive Vice President and General Counsel of Qwest Communications International Inc. from December 2002 to April 2011 and Chief Administrative Officer from August 2008 to April 2011.

Albert E. Rosenthaler Age: 56

Mr. Rosenthaler has served as Chief Tax Officer of our company, Liberty Interactive, Liberty TripAdvisor and Liberty Broadband since January 2016. He previously served as a Senior Vice President of our company (including our predecessor) from May 2007 to December 2015, Liberty Interactive (including its predecessor) from April 2002 to December 2015, Liberty TripAdvisor from July 2013 to December 2015 and Liberty Broadband from June 2014 to December 2015.

Christopher W. Shean Age: 50

Mr. Shean has served as the Chief Financial Officer of our company and Liberty Interactive since November 2011 and Liberty Broadband since June 2014. Mr. Shean previously served as a Senior Vice President of our company (including our predecessor) from May 2007 to December 2015 and the Controller from May 2007 to October 2011. He served as a Senior Vice President of Liberty Interactive from January 2002 through December 2015, the Controller from October 2000 to October 2011 and a Vice President from October 2000 to January 2002. Mr. Shean also served as Senior Vice President and Chief Financial Officer of Liberty TripAdvisor from July 2013 through December 2015.

Our executive officers will serve in such capacities until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption other than Evan D. Malone, who is the son of John C. Malone. During the past ten years, none of the above persons has had any involvement in any legal proceedings that would be material to an evaluation of his or her ability or integrity.

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

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met, with the exception of one transaction by Brian M. Deevy that was untimely reported in a Form 4 in 2015.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of ethics is available on our website at www.libertymedia.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, whose chairman is Brian M. Deevy and whose other members are M. Ian G. Gilchrist and Larry E. Romrell. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market and the SEC, as such rules and regulations exist on the date of this report.  Our board of directors has determined that Mr. Gilchrist is an “audit committee financial expert” under applicable SEC rules and regulations.

Item 11.      Executive Compensation.

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our named executive officers):

•                  John C. Malone, our Chairman of the Board;

•                  Gregory B. Maffei, our Chief Executive Officer and President;

•                  Christopher W. Shean, our Chief Financial Officer; and

•                  Richard N. Baer and Albert E. Rosenthaler, our other two most highly compensated executive officers at the end of 2015.

We collectively refer to these persons as our named executive officers.

Compensation Discussion and Analysis

Compensation Overview

Our compensation committee of our board of directors has responsibility for establishing, implementing and regularly monitoring adherence to our compensation philosophy. That philosophy seeks to align the interests of the named executive officers with those of our stockholders, with the ultimate goal of appropriately motivating our executives to increase long-term stockholder value. To that end, the compensation packages provided to the named executive officers (other than Mr. Malone) include significant performance-based bonuses and equity incentive awards.

Our compensation committee seeks to approve a compensation package for each named executive officer that is commensurate with the responsibilities and proven performance of that executive and that is competitive relative to the compensation packages paid to similarly situated executives in other companies. Our compensation committee does not engage in any regular benchmarking analysis; rather, it is familiar with the range of total compensation paid by other companies and uses this range as a guide to ensure that the named executive officers receive attractive compensation packages. Our compensation committee believes that our compensation packages should assist our company in attracting and retaining key executives critical to our long-term success.

Our feedback from stockholders on this pay philosophy has been positive. At our 2015 annual stockholder meeting, stockholders representing 79.4% of the aggregate voting power of Liberty Media present and entitled to vote on our say-on-pay proposal approved, on an advisory basis, our executive compensation, as disclosed in our proxy statement for the 2015 annual meeting of stockholders. No material changes were implemented to our executive compensation program as a result of this vote. In 2012, the stockholders of our predecessor parent company (currently known as Starz, Old LMC) elected to hold a say-on-pay vote every three years, and we assumed the results of that vote in connection with the spin-off in 2013 of our company from Old LMC (the LMC Spin-Off).

Services Agreements

In connection with prior spin-off or split off transactions involving our company and Liberty Interactive, we have entered into transitional services arrangements with each of Liberty Interactive, Starz, Liberty Broadband and Liberty TripAdvisor. Pursuant to these arrangements, our employees provide services to these companies and our company is reimbursed for the time spent serving these companies.

Liberty Interactive Corporation.  We assumed a services agreement with Liberty Interactive in connection with the LMC Spin-Off (the LIC Services Agreement). Pursuant to the LIC Services Agreement, in 2015, Liberty Interactive reimbursed us for the portion of the base salary and certain other compensation we paid to our employees that was allocable to Liberty Interactive for time spent by each such employee related to that company. Liberty Interactive does not reimburse us for time spent by Mr. Maffei on Liberty Interactive matters. Rather, Liberty Interactive pays Mr. Maffei directly pursuant to his employment agreement with Liberty Interactive. The 2015 performance-based bonuses earned by the named executive officers of our company were paid directly by our company. During 2015, the allocable percentages of time spent performing services for Liberty Interactive, on the one hand, and our company, on the other hand, were reviewed quarterly by our audit committee for appropriateness. The salaries and certain perquisite information included in the “Summary Compensation Table” below reflect the portion of the compensation paid by and allocable to Liberty Media and do not reflect the portion of the compensation allocable to Liberty Interactive and for which Liberty Interactive reimbursed Liberty Media under the LIC Services Agreement. During the year ended December 31, 2015, the weighted average percentage of each such named executive officer’s time that was allocated to our company was: Mr. Malone - 55%; Mr. Baer - 50%; Mr. Rosenthaler - 45%; and Mr. Shean - 38%.

Starz.  In January 2013, we separated from Starz in the LMC Spin-Off. In connection with the LMC Spin-Off, we entered into a services agreement with Starz, pursuant to which Starz will compensate us for the portion of the salary and other cash compensation we pay to our employees, including our named executive officers (other than Mr. Maffei), that is allocable to Starz for time spent on matters related to Starz. The services agreement provides that a portion of Mr. Maffei’s base salary will be allocable to Starz for time spent on matters related to Starz and provides that none of Mr. Maffei’s performance-based bonus will be allocable to Starz. For the year ended December 31, 2015, we allocated to Starz 10% of Mr. Maffei’s base salary and 5% of Mr. Rosenthaler’s base salary, and we were compensated accordingly under the services agreement.

Liberty TripAdvisor Holdings.  In August 2014, Liberty Interactive completed the spin-off of its subsidiary, Liberty TripAdvisor (the TripCo Spin-Off). In connection with the TripCo Spin-Off, Liberty Interactive requested that we enter into a services agreement with Liberty TripAdvisor, pursuant to which we will provide to Liberty TripAdvisor certain administrative and management services, and Liberty TripAdvisor will pay us a monthly management fee, the amount of which is subject to semi-annual review. For the year ended December 31, 2015, Liberty TripAdvisor accrued aggregate management fees of $2,323,285 payable to our company under the services agreement.

Liberty Broadband Corporation.  In November 2014, we completed the spin-off of our subsidiary, Liberty Broadband (the Broadband Spin-Off). In connection with the Broadband Spin-Off, we entered into a services agreement with Liberty Broadband, pursuant to which we will provide to Liberty Broadband certain administrative and management services, and Liberty Broadband will pay us a monthly management fee, the amount of which is subject to semi-annual review. For the year ended December 31, 2015, Liberty Broadband accrued aggregate management fees of $2,278,605 payable to our company under the services agreement.

Setting Executive Compensation

In making its compensation decision for each named executive officer (other than Mr. Malone), our compensation committee considers the following:

•                  each element of the named executive officer’s historical compensation, including salary, bonus, equity compensation, perquisites and other personal benefits, and weights equity compensation most heavily;

•                  the financial performance of our company compared to internal forecasts and budgets;

•                  the scope of the named executive officer’s responsibilities;

•                  the competitive nature of the compensation packages offered based on general industry knowledge of the media, telecommunications and entertainment industries and use of survey information provided by Mercer (US) Inc. (Mercer) and others; and

•                  the performance of the group reporting to the named executive officer.

In addition, when setting compensation, our compensation committee considers the recommendations obtained from our Chief Executive Officer as to all elements of the compensation packages of Mr. Baer, Mr. Rosenthaler and Mr. Shean. To make these recommendations, our Chief Executive Officer evaluates the performance and contributions of each such named executive officer. He also considers whether the pay packages afforded to such named executive officers are competitive and are aligned internally. He also evaluates the named executive officer’s performance against individual, department and corporate goals.

In December 2014, our compensation committee approved a new five-year employment agreement with Mr. Maffei (the 2015 Maffei Employment Agreement), which sets his compensation for the term of the agreement. See “—Executive Compensation Arrangements—Gregory B. Maffei” below. Prior to entering into the 2015 Maffei Employment Agreement, our compensation committee obtained information from Mercer with respect to chief executive officer compensation packages at media, telecommunications and entertainment companies and discussed with Mercer alternative equity award structures.

Mr. Malone’s compensation is governed by the terms of his employment agreement with our company. See “—Executive Compensation Arrangements—John C. Malone.”

Elements of 2015 Executive Compensation

For 2015, the principal components of compensation for the named executive officers (other than Mr. Malone) were:

•                  base salary;

•                  a performance-based bonus, payable in cash;

•                  performance-based stock option and restricted stock unit awards granted to Mr. Maffei;

•                  stock option awards granted to Messrs. Rosenthaler and Shean consisting of (i) a multi-year stock option award to purchase 192,538 shares of Series C common stock (LMCK) that vest in equal increments on each of December 31, 2019 and 2020 and (ii) a stock option award to purchase 118,100 shares of LMCK that vest in equal installments on each of March 4, 2016, March 4, 2017 and March 4, 2018;

•                  perquisites and other limited personal benefits; and

•                  deferred compensation arrangements.

Base Salary

The base salaries of the named executive officers are reviewed on an annual basis (other than Messrs. Malone and Maffei, whose salaries are governed by their respective employment agreements), as well as at the time of any change in responsibilities. Typically, after establishing a named executive officer’s base salary, salary increases are limited to cost-of-living adjustments, adjustments based on changes in the scope of the named executive officer’s responsibilities, and adjustments to align the named executive officer’s salary level with those of our other named executive officers. Our compensation committee believes base salary should be a relatively smaller portion of each named executive officer’s overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders. Similarly, in accordance with the terms of his employment agreement, Mr. Malone’s cash compensation is limited. After completion of the annual review in December 2014, the 2015 base salaries of Messrs. Baer, Rosenthaler and Shean were increased by 3%, reflecting a cost-of-living adjustment. Additionally, in February 2015, the base salaries for Messrs. Rosenthaler and Shean were further increased by 3% and 1%, respectively, to better align the base salaries of our company’s senior officers with the salaries of other senior officers with similar levels of responsibility. For 2015, Mr. Maffei received the base salary increase prescribed by the 2015 Maffei Employment Agreement. Mr. Malone received no increase under the terms of his employment agreement.

2015 Performance-based Bonuses

For 2015, our compensation committee adopted an annual, performance-based bonus program for each of the named executive officers (other than Mr. Malone), which was structured to comply with Section 162(m) of the Internal Revenue Code (the Code). The 2015 bonus program was comprised of two components: a bonus amount payable based on each participant’s individual performance (the Individual Performance Bonus) and a bonus amount payable based on the corporate performance of our company (the Corporate Performance Bonus). No amounts would be payable under our 2015 bonus program unless a minimum corporate performance was achieved: the combined Adjusted OIBDA of Sirius XM and Braves Holdings, LLC (Braves Holdings), and a proportionate share of the equivalent measure of Adjusted OIBDA of Live Nation, for the year ended December 31, 2015 was required to exceed $500 million (the Threshold). If the Threshold was met, the notional bonus pool for our company would be funded with 0.95% of the amount by which such combined Adjusted OIBDA exceeded $500 million (the bonus pool). If the bonus pool were insufficient to cover the aggregate maximum bonus amounts of all participants (as described in more detail below), each participant’s maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount.

For purposes of the bonus program, Adjusted OIBDA is defined as revenue less cost of sales, operating expense and selling, general and administrative (SG&A) expense (excluding stock compensation). Sirius XM and Live Nation do not report Adjusted OIBDA information. As a result, we used Adjusted EBITDA as reported by Sirius XM and Adjusted Operating Income, or AOI, as reported by Live Nation, which are the most similar non-GAAP measures reported by Sirius XM and Live Nation, to determine their results. For a definition of Adjusted EBITDA as defined by Sirius XM, please see Sirius XM’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 2, 2016. For a definition of AOI as defined by Live Nation, please see Live Nation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016.

Each participant was assigned a maximum bonus for each of Liberty Media and Liberty Interactive. The maximum bonuses for our participants were as follows: Mr. Maffei - $4,803,750; Mr. Baer - $875,243; and Messrs. Rosenthaler and Shean - $850,000 (each participant’s LMC Maximum Bonus). Liberty Interactive established maximum bonuses for our participants in the same amounts (the LIC Maximum Bonus). The total of the LMC Maximum Bonus and the LIC Maximum Bonus will be referred to as the Combined Maximum Bonus.

To determine the LMC Maximum Bonus for each of Messrs. Baer, Rosenthaler, and Shean, our compensation committee divided the base salary paid by our company in half, recognizing that the other half would be subject to Liberty Interactive’s bonus program. Our compensation committee then set the LMC Maximum Bonus at two times the quotient above. In February 2015, the LMC Maximum Bonus amount for each of Messrs. Rosenthaler and Shean was increased from 1.5 times to two times to align the compensation of our company’s senior officers more closely. Mr. Baer’s LMC Maximum Bonus amount is consistent with the percentage applied to him with respect to our previous performance-based bonus programs. Mr. Maffei’s maximum bonus was set at five times the base salary paid by our company, which is consistent with the terms of the 2015 Maffei Employment Agreement.

Assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LMC Maximum Individual Bonus) equal to the LMC Allocable Time Percentage (as defined below) multiplied by 60% of the Combined Maximum Bonus for that participant (the Combined Maximum Individual Bonus). The LMC Maximum Individual Bonus was subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of our company. The LMC Allocable Time Percentage for each participant is equal to the difference between 100% and the percentage of such participant’s time that was spent performing services for Liberty Interactive under the LIC Services Agreement, as determined by our compensation committee for purposes of the payment of bonuses: 55% as to Mr. Maffei; 50% as to Mr. Baer; 45% as to Mr. Rosenthaler; and 38% as to Mr. Shean. Under Liberty Interactive’s corollary program, each participant was entitled to receive from Liberty Interactive an amount (the LIC Maximum Individual Bonus) equal to the remaining portion of the Combined Maximum Individual Bonus, subject to reduction based on a subjective determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of Liberty Interactive. Our compensation committee believes this construct was appropriate in light of the LIC Services Agreement and the fact that each participant splits his professional time and duties.

Also, assuming the Threshold was met (and after taking into account any reductions associated with a shortfall in the bonus pool), each participant was entitled to receive from our company an amount (the LMC Maximum Corporate Bonus) equal to the LMC Corporate Percentage (as defined below) multiplied by 40% of his Combined Maximum Bonus (the Combined Maximum Corporate Bonus), subject to reduction based on a subjective determination of the corporate performance of our company. The LMC Corporate Percentage was determined by reference to the historical relative market capitalizations of our company and Liberty Interactive. Under Liberty Interactive’s corollary program, each participant was entitled to receive from Liberty Interactive an amount (the LIC Maximum Corporate Bonus) equal to the remaining portion of the Combined Maximum Corporate Bonus, subject to reduction based on a subjective determination of the corporate performance of Liberty Interactive.

In December 2015, our compensation committee and the Liberty Interactive compensation committee collaborated in their review of our respective named executive officers’ individual performance criteria and their review of each company’s corporate performance metrics. Notwithstanding this collaborative effort, our compensation committee retained sole and exclusive discretion with respect to the approval of award terms and amounts payable under our bonus program.

Also, in December 2015, our compensation committee determined that the combined Adjusted OIBDA for Sirius XM, and Braves Holdings, and a proportionate share of the equivalent measure of Adjusted OIBDA of Live Nation, was approximately $1.85 billion using the formula described above, exceeding the Threshold by approximately $1.35 billion, thereby creating a notional bonus pool of approximately $12.81 million, which exceeded the amount necessary to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount.

Individual Performance Bonus.  Our compensation committee then reviewed the individual performance of each participant to determine the reductions that would apply to each participant’s LMC Maximum Individual Bonus. Our compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure. This determination was based on reports of our board, the observations of committee members throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participants for determining the reduction that would apply to the LMC Maximum Individual Bonus, our compensation committee considered the various performance objectives related to our company which had been assigned to each participant for 2015, including:

Individual	Performance Objectives
Gregory B. Maffei

•      Pursue optimal capital structure for our company

•                Develop strategic initiatives for our company, assist subsidiaries and equity affiliates with strategic initiatives

•      Increase stake in Live Nation

•      Support development and goals of management team

•      Achieve company financial goals

Richard N. Baer

•      Provide sound and timely advice to senior management and board on key issues

•                Provide effective legal support in connection with mergers, acquisitions, investments and other transactional matters

•                Oversee briefing and oral argument of Vivendi appeal and explore and, if possible, negotiate settlement

•                Facilitate, along with other members of senior management team, sound approach to governance and compliance

•                Provide legal support to, and assess and appropriately manage significant legal matters of, subsidiaries and controlled companies

Albert E. Rosenthaler

•      Continue legislative efforts

•      Provide effective tax counsel and advice on strategic initiatives

•      Obtain closing agreement from the IRS in connection with the Liberty Broadband Spin-Off

•      Obtain full or partial acceptance letter from IRS for 2014 Compliance Assurance Process

•      Train and develop internal tax staff

Christopher W. Shean

•      Support Chief Executive Officer in pursuit of optimal capital structure for our company

•                Work with Chief Executive Officer on initiatives to improve our liquidity position and achieve company financial goals

•      Explore opportunities to maximize value of Braves Holdings

•      Assess and optimize functionality of financial reporting team

•      Train and develop internal finance staff

Following a review of the participants’ performance, our compensation committee determined to pay each participant the following portion of his LMC Maximum Individual Bonus:

Name	LMC Maximum Individual Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$3,170,476	81.3%	$2,576,011
Richard N. Baer	$525,146	81.3%	$426,681
Albert E. Rosenthaler	$459,000	87.5%	$401,625
Christopher W. Shean	$387,600	81.3%	$314,925

Corporate Performance Bonus.  Our compensation committee then made a subjective determination as to the reductions that would apply to each participant’s LMC Maximum Corporate Bonus. In making this determination, our compensation committee reviewed forecasts of 2015 Adjusted OIBDA, revenue and free cash flow (as defined below) for Sirius XM and Braves Holdings, and a proportionate share of Live Nation, all of which forecasts were prepared in December 2015 and are set forth in the table below. Also set forth in the table below are the corresponding actual financial measures achieved for 2015, which were within one percent of our forecasts, except that actual free cash flow was 107.4% of the forecast. In determining whether any reductions would be made to the LMC Maximum Corporate Bonus payable to each participant, our compensation committee weighted the corporate performance metrics as follows: 25% attributable to revenue growth, 50% attributable to Adjusted OIBDA growth and 25% attributable to growth in free cash flow.

(dollar amounts in millions)	2015 Forecast	2015 Actual	Actual / Forecast
Revenue(1)	$7,123.1	$7,216.0	101.3%
Adjusted OIBDA(1)	$1,848.0	$1,855.0	100.4%
Free Cash Flow(1)(2)	$1,263.3	$1,357.3	107.4%

(1)         Revenue, Adjusted OIBDA and Free Cash Flow information represent the summation for Sirius XM, and Braves Holdings, and a proportionate share of Live Nation. Includes our share of Live Nation’s revenue, Adjusted OIBDA (or comparable measure) and Free Cash Flow (or comparable measure) at ownership levels including the impact of the forward contract through 2/9/15, which was the percentage used for approving the 2015 performance bonus program.

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

Our compensation committee then used its subjective discretion to translate the achievement of these growth metrics into a percentage payable to each participant of his LMC Maximum Corporate Bonus, as follows:

Name	LMC Maximum Corporate Bonus	Percentage Payable	Aggregate Dollar Amount
Gregory B. Maffei	$1,569,816	100%	$1,569,816
Richard N. Baer	$286,020	100%	$286,020
Albert E. Rosenthaler	$277,771	100%	$277,771
Christopher W. Shean	$277,771	100%	$277,771

Aggregate Results. The following table presents information concerning the aggregate 2015 performance-based bonus amounts payable to each named executive officer by our company (other than Mr. Malone), after giving effect to the determinations described above.

Name	Individual Performance Bonus	Corporate Performance Bonus	Total Bonus
Gregory B. Maffei	$2,576,011	$1,569,816	$4,145,828
Richard N. Baer	$426,681	$286,020	$712,701
Albert E. Rosenthaler	$401,625	$277,771	$679,396
Christopher W. Shean	$314,925	$277,771	$592,696

Our compensation committee then noted that, when combined with the total 2015 performance-based bonus amounts paid by Liberty Interactive to the overlapping named executive officers, each of our named executive officers received the following portion of his respective Combined Maximum Bonus:

Name	Combined Maximum Bonus	Combined Percentage Paid
Gregory B. Maffei	$9,607,502	84.6%
Richard N. Baer	$1,750,486	84.6%
Albert E. Rosenthaler	$1,700,000	88.3%
Christopher W. Shean	$1,700,000	84.6%

For more information regarding these bonus awards, please see the “Grants of Plan-Based Awards” table below.

Equity Incentive Compensation

The Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the incentive plan) provides for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units, stock appreciation rights and performance awards. Our compensation committee has a preference for grants of stock-based incentive awards (restricted stock units, restricted stock and options) as compared with cash incentive awards based on the belief that they better promote retention of key employees through the continuing, long-term nature of an equity investment. It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, typically measured by reference to the closing price on the grant date.

Maffei Performance-based Equity Awards. In December 2014, we entered into the 2015 Maffei Employment Agreement which provides Mr. Maffei with the opportunity to earn annual equity incentive awards during the employment term. See “—Executive Compensation Arrangements—Gregory B. Maffei” for additional information about the annual awards to be provided under the 2015 Maffei Employment Agreement.

For 2015, our compensation committee adopted an annual, performance-based equity award program for Mr. Maffei pursuant to the 2015 Maffei Employment Agreement. That program was intended to comply with Section 162(m) of the Code so that the annual awards would be determined to be performance-based compensation. In accordance with the 2015 Maffei Employment Agreement, our compensation committee granted performance equity awards in March 2015 in the grant values specified by the 2015 Maffei Employment Agreement (the LMC Target Equity Awards), which awards would be vested by our compensation committee by March 15, 2016, if and to the extent earned by Mr. Maffei. Consistent with the 2015 Maffei Employment Agreement, after reviewing the relative market capitalizations of our company and Liberty Interactive, our compensation committee determined that $6,510,400 in initial grant value would be issued as LMC Target Equity Awards. Liberty Interactive’s compensation committee likewise determined that $9,489,600 in initial grant value would be issued as Liberty Interactive target performance equity awards, for a combined initial target grant value from the two companies of $16 million. Under the 2015 Maffei Employment Agreement, Mr. Maffei has the right, with certain limitations, to designate the percentage of such award value he will receive in the form of restricted stock units and stock options. Mr. Maffei elected to receive 80% of his LMC Target Equity Awards in the form of stock options and elected to receive the balance in the form of restricted stock units.

Accordingly, in March 2015, our compensation committee approved a grant of LMC Target Equity Awards of 418,414 stock options to purchase shares of LMCK with a term of seven years (the 2015 Annual Options) and 33,527 restricted stock units with respect to shares of LMCK (the 2015 Annual RSUs). Our compensation committee then set a maximum grant value payout of the annual performance awards based on our company’s relative market capitalization of $9,765,600 (the LMC 162(m) Maximum) and Liberty Interactive’s compensation committee similarly set a maximum grant value payout of $14,234,400, for a combined maximum payout of $24 million. Any payout of an equity award by our company above $6,510,400 would be in our compensation committee’s sole discretion, would be issued in the first quarter of 2016, and would vest immediately after grant (an LMC Above-Target Award).

The LMC Target Equity Awards were earned and vested based on achievement of objective metrics that were designed to qualify the payment as performance-based compensation under Section 162(m) (the 162(m) objective metrics). Subject to Mr. Maffei’s right under the 2015 Maffei Employment Agreement to receive a guaranteed portion of the LMC Target Equity Awards upon achievement of the 162(m) objective metrics, our compensation committee considered whether to use its negative discretion to reduce the award earned under the 162(m) objective metrics. For the reasons discussed below, our compensation committee determined in March 2016 that the full amount of the LMC Target Equity Awards would vest and that an additional $589,600 of LMC Above-Target Awards would be granted and vested.

162(m) Objective Metrics. Our compensation committee selected the following 162(m) objective metrics for the LMC Target Equity Awards: revenue growth, Adjusted OIBDA growth and free cash flow as compared to budget at each of Sirius XM, Braves Holdings and a proportionate share of Live Nation. For purposes of the LMC Target Equity Awards, Adjusted OIBDA is defined as revenue less cost of sales, operating expense and SG&A (excluding stock compensation). Sirius XM and Live Nation do not report Adjusted OIBDA information. As a result, we used Adjusted EBITDA as reported by Sirius XM and AOI as reported by Live Nation, which are the most similar non-GAAP measures reported by these companies, to determine their results. For a definition of Adjusted EBITDA as defined by Sirius XM, please see Sirius XM’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 2, 2016. For a definition of AOI as defined by Live Nation, please see Live Nation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016.

	Sirius XM (weighted 82%)			Braves Holdings (weighted 6%)			Live Nation (weighted 12%)
	Revenue	Adjusted OIBDA	Free Cash Flow(1)	Revenue	Adjusted OIBDA	Free Cash Flow(1)	Revenue	Adjusted OIBDA	Free Cash Flow(1)
	(dollars in millions)
Metric weighting	25%	50%	25%	25%	50%	25%	25%	50%	25%
Percentage achieved	9.30%	12.99%	106.91%	(2.88)%	155.55%	159.61%	10.75%	10.99%	97.57%
Vesting percentage	100.00%	100.00%	93.80%	0.00%	31.10%	100.00%	100.00%	100.00%	74.60%
Weighted average vesting	98.46%			40.56%			93.65%
Total weighted vesting percentage	94.40%

(1)         Defined for purposes of the LMC Target Equity Awards as Adjusted OIBDA less capital expenditures, cash taxes, other operating payments, such as channel placement fees and minority interest dividends, and positive or negative movements in working capital.

Based on this financial performance, our compensation committee determined and certified that it could award a maximum number of 2015 LMC Target Equity Awards and Above Target Awards equaling a grant value of $9,219,156, which was 94.40% of the LMC 162(m) Maximum. Our compensation committee then considered whether to reduce such maximum payout of $9,219,156 and determined to do so based on a combination of objective, subjective and discretionary criteria that had been established in March 2015. In March 2016, our compensation committee reviewed Mr. Maffei’s performance to determine the extent to which he would vest in his LMC Target Equity Awards and any LMC Above-Target Awards. Our compensation committee took into account a variety of factors, without assigning a numerical weight to any single individual performance metric, to assess Mr. Maffei’s performance in respect of Sirius XM, Braves Holdings, Live Nation and our other investments. Our compensation committee considered in its evaluation reports from our board, the observations of committee members throughout the year and an executive self-evaluation. Our compensation committee also considered the criteria below in evaluating Mr. Maffei’s performance:

Individual Performance Metrics

•                  Total stockholder return as compared to peer groups and the S&P 500;

•                  Leadership ability;

•                  Successful pursuit of merger, acquisition and divestiture opportunities;

•                  Successful financial engineering efforts;

•                  Management succession planning efforts;

•                  Successful accomplishment of annual goals in the performance-based bonus program; and

•                  Year-over-year improvement in the fair market value of our investments in subsidiary assets.

Following a review of Mr. Maffei’s performance, our compensation committee approved full vesting of Mr. Maffei’s LMC Target Equity Awards and approved granting $589,600 of grant value of LMC Above-Target Awards. Our compensation committee believed it appropriate to grant these awards due to the successful achievement of the above-listed metrics and the superior financial performance of our significant subsidiaries during 2015. Pursuant to his right to do so under the 2015 Maffei Employment Agreement, Mr. Maffei elected to receive the LMC Above-Target Awards in the form of LMCK stock options. Accordingly, our compensation committee approved an additional award of 61,355 LMCK stock options in March 2016 with a grant value of $589,600. In the aggregate, Mr. Maffei vested in 479,769 stock options to purchase LMCK shares (including the LMC Above-Target Awards), and 33,527 shares of LMCK with respect to the vesting of his 2015 Annual RSUs. The aggregate initial grant value of these awards was $7,100,000. For more information regarding the LMC Target Equity Awards, please see the “Grants of Plan-Based Awards” table below.

Other 2015 Stock Option Awards.  Consistent with our previous practices, our compensation committee (and, prior to the split-off of Old LMC from Liberty Interactive in September 2011 (the Old LMC Split-Off), the Liberty Interactive compensation committee) has made larger grants (equaling approximately four to five years’ value of the annual grants made in years prior to 2009) that vest between four and five and three-quarters years after grant, rather than making annual grants over the same period. These multi-year grants provide for back-end weighted vesting and generally expire seven to ten years after grant to encourage executives to remain with the company over the long-term and to better align their interests with those of the stockholders. Accordingly, in March 2015, our compensation committee granted to each of Messrs. Rosenthaler and Shean (i) a multi-year stock option award to purchase 192,538 shares of LMCK that vests in equal increments on each of December 31, 2019 and 2020 and expires on the eighth anniversary of the grant date and (ii) a stock option award to purchase 118,100 shares of LMCK that vests in equal increments on each of March 4, 2016, March 4, 2017 and March 4, 2018 and expires on the seventh anniversary of the grant date. Messrs. Rosenthaler and Shean had last received stock option awards in March 2010 which were multi-year awards intended to provide equity value for the period from 2011 to 2014. When structuring the 2015 awards, our compensation committee sought to align the structure of the compensation packages provided to Messrs. Rosenthaler and Shean with the structure of Mr. Maffei’s compensation package. Our compensation committee also sought to align more closely the compensation of the senior officers of the company.

Messrs. Malone, Maffei and Baer did not receive any multi-year equity grants during the 2015 calendar year.

Perquisites and Other Personal Benefits. The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees, such as matching contributions to the Liberty Media 401(k) Savings Plan and the payment of life insurance premiums) consist of:

•                  limited personal use of corporate aircraft;

•                  in the case of Mr. Maffei, reimbursement of legal expenses;

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

Aircraft Usage.  On occasion, and with the approval of our Chairman or Chief Executive Officer, executives may have family members and other guests accompany them on our corporate aircraft when traveling on business. Under the terms of the employment arrangements with our Chairman and Chief Executive Officer, those individuals and their guests may use the corporate aircraft for non-business purposes subject to specified limitations.

Pursuant to a February 5, 2013 letter agreement between us and Mr. Maffei, Mr. Maffei was entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft. Effective November 11, 2015, pursuant to a letter agreement between us and Mr. Maffei of the same date, Mr. Maffei is entitled to 30 additional hours per year of personal flight time if he reimburses us for such usage through the first to occur of (i) the termination of his employment or (ii) the cessation of ownership or lease of corporate aircraft. Under the 2015 Maffei Employment Agreement, if Mr. Maffei’s employment had been terminated due to disability, for good reason or without cause, Mr. Maffei would have been entitled to continued use of the company’s aircraft under the terms of the February 5, 2013 letter agreement for 12 months after termination of his employment. Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of our corporate aircraft under the February 5, 2013 letter agreement. Mr. Maffei incurs taxable income at the SIFL rates minus amounts paid under time sharing agreements with our company for travel pursuant to the November 11, 2015 letter agreement. Flights where there are no passengers on company-owned aircraft were not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

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

Pursuant to our aircraft time sharing agreements with Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband, each of these companies pays us for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Malone or Mr. Maffei using our corporate aircraft that are allocable to such company, except that allocations made to Starz, Liberty TripAdvisor or Liberty Broadband may only be made for corporate aircraft use relating to such company’s business matters. Pursuant to our aircraft time sharing agreements with Mr. Maffei, Mr. Maffei reimburses us for costs associated with his personal use of our corporate aircraft under the November 11, 2015 letter agreement, and such costs include the expenses listed above, insurance obtained for the specific flight and an additional charge equal to 100% of the aircraft fuel and oil expenses for the specific flight.

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

Deferred Compensation

To help accommodate the tax and estate planning objectives of the named executive officers, as well as other executives with the title of Vice President and above, our board of directors assumed the previously established Liberty Media Corporation 2006 Deferred Compensation Plan (as amended and restated effective January 1, 2015) in connection with the LMC Spin-Off. The following description summarizes the terms of the plan as it was in effect prior to its amendment and restatement, which became effective January 1, 2016. Under that plan and for 2015, participants may elect to defer up to 50% of the portion of their base salaries and their cash performance bonuses that are allocable to our company. Compensation deferred under the plan that otherwise would have been received prior to 2015 will earn interest income at the rate of 9% per annum, compounded quarterly, for the period of the deferral. Compensation deferred under the plan that otherwise would have been received on or after January 1, 2015 will earn interest income at the prime rate of interest (as determined in the Wall Street Journal as of the first business day of November of the year prior to each plan year) plus 3% per annum, compounded quarterly, for the period of the deferral, and for 2015, this rate was 6.25%. In the LMC Spin-Off, we assumed the plan and all outstanding obligations thereunder. Since the LMC Spin-Off, the named executive officers may not participate in the plan with respect to any portion of their cash performance bonuses paid by Liberty Interactive. In addition, Mr. Shean had a deferral election in place for his 2011 performance-based bonus, with respect to which Liberty Interactive will remain responsible for the payment of such deferred amount and all deferred interest thereon going forward. For more information on this plan and the amendments that became effective January 1, 2016, see “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” and the “—Nonqualified Deferred Compensation Plans” table below.

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

Changes for 2016

Based on its assessment of Messrs. Rosenthaler and Shean’s performance during 2015 and to further align Messrs. Rosenthaler and Shean’s interests with those of the other stockholders and other senior executives, in March 2016, our compensation committee determined to grant 15,603 restricted stock units relating to LMCK shares to each of Messrs. Rosenthaler and Shean that each vested in full on March 21, 2016. It is anticipated that Messrs. Rosenthaler and Shean will continue to be eligible for grants of restricted stock units, which may be performance-based.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (as of 12/31/15)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($) (5)(6)(7)		Total ($)

John C. Malone	2015	2,145	—	—	—	—	239,961	670,237	(8)	912,343
Chairman of the Board	2014	1,326	—	—	—	—	246,409	485,716	(8)	733,451
	2013	884	—	—	—	—	252,176	539,176	(8)	792,236

Gregory B. Maffei	2015	960,750	—	1,280,731	5,085,655	4,145,828	99,232	527,975	(9)(10)	12,100,171
President and Chief Executive Officer	2014	1,057,491	—	—	36,668,946	3,349,692	52,641	435,651	(9)(10)	41,564,421
	2013	868,219	—	—	—	2,413,619	9,366	277,561	(9)(10)	3,568,765

Richard N. Baer	2015	437,622	—	—	—	712,701	—	15,701		1,166,024
Senior Vice President and General Counsel	2014	424,875	—	—	—	662,677	—	15,451		1,103,003
	2013	419,100	—	—	—	746,625	—	2,549		1,168,274

Albert E. Rosenthaler	2015	380,340	—	—	4,417,286	679,396	—	14,131		5,491,153
Senior Vice President	2014	440,928	—	—	—	538,560	—	17,305		996,794
	2013	397,761	—	—	—	494,893	—	15,748		908,403

Christopher W. Shean	2015	322,397	—	—	4,417,286	592,696	22,388	16,693	(10)(11)	5,371,460
Senior Vice President and Chief Financial Officer	2014	424,784	—	—	—	495,711	17,295	20,449	(10)(11)	958,240
	2013	396,550	—	—	—	368,792	17,499	13,605		796,446

(1)                                 Represents only that portion of each named executive officer’s salary that was allocated to our company with respect to the years ended December 31, 2015, 2014 and 2013 under the services agreements. For a description of the allocation of compensation between (i) our company and Liberty Interactive following the LMC Spin-Off, (ii) our company and Liberty TripAdvisor following the TripCo Spin-Off and (iii) our company and Liberty Broadband following the Broadband Spin-Off, see “—Compensation Discussion and Analysis—Services Agreements.”

(2)                                 Reflects the grant date fair value of the 2015 Annual RSUs in the “Stock Awards” column and the 2015 Annual Options in the “Option Awards” column that Mr. Maffei could earn as described in “—Compensation Discussion and Analysis—Elements of 2015 Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.” The 2014 dollar amount shown in the “Option Awards” column reflects the grant date fair value of Mr. Maffei’s Term Options (as defined below) which were granted in connection with the approval of his December 2014 compensation arrangement described below in “—Executive Compensation Arrangements—Gregory B. Maffei.” The grant date fair value of these awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 (which are included in the 2015 Form 10-K).

(3)                                 The grant date fair value of Mr. Rosenthaler and Mr. Shean’s 2015 stock option awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 (which are included in the 2015 Form 10-K).

(4)                                 Reflects the above-market earnings credited during 2015, 2014 and 2013 to the deferred compensation accounts of each applicable named executive officer. See “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—Deferred Compensation,” “—Executive Compensation Arrangements—John C. Malone,” and “—Nonqualified Deferred Compensation Plans” below.

(5)                                 Included in this column are the following life insurance premiums paid on behalf of each of the named executive officers and allocated to our company under the services agreement:

	Amounts ($)
Name	2015	2014	2013
John C. Malone	5,438	3,082	3,082
Gregory B. Maffei	2,696	1,521	1,311
Richard N. Baer	2,451	2,451	2,549
Albert E. Rosenthaler	2,206	2,745	1,468
Christopher W. Shean	996	889	855

(6)                                 We make available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(7)                                 The Liberty Media 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and we contributed a matching contribution based on the participants’ own contributions up to the maximum matching contribution set forth in the plan. Our company receives reimbursements from Liberty Interactive under the LIC Services Agreement for Liberty Interactive’s allocable portion of the matching contribution. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution.

Generally, participants acquire a vested right in our matching contributions as follows:

Years of Service	Vesting Percentage
Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

Included in this column, with respect to each named executive officer are the following matching contributions made by our company to the Liberty Media 401(k) Savings Plan in 2015 and 2014:

	Amounts ($)
Name	2015	2014
John C. Malone	14,575	8,840
Gregory B. Maffei	14,575	15,080
Richard N. Baer	13,250	13,000
Albert E. Rosenthaler	11,925	14,560
Christopher W. Shean	10,070	13,520

With respect to these matching contributions, all of our named executive officers are fully vested.

(8)                                 Includes the following amounts which were allocated to our company under the LIC Services Agreement:

	Amounts ($)
	2015	2014	2013
Reimbursement for personal legal, accounting and tax services	52,341	63,185	124,954
Compensation related to personal use of corporate aircraft (a)	214,528	199,949	255,455
Tax payments made on behalf of Mr. Malone	378,388	205,724	143,833

(a) Calculated based on aggregate incremental cost of such usage to our company.

Also includes miscellaneous personal expenses, such as courier charges.

(9)                                 Includes the following amounts which were allocated to our company under the LIC Services Agreement:

	Amounts ($)
	2015	2014	2013
Reimbursement for legal services	180,746	128,999	—
Compensation related to personal use of corporate aircraft (a)	325,750	288,311	262,750

(a) Calculated based on aggregate incremental cost of such usage to our company

(10)                          Prior to the Old LMC Split-Off, we owned an apartment in New York City which was primarily used for business purposes. The apartment was assigned to Old LMC in the Old LMC Split-Off and later to our company in the LMC Spin-Off. Messrs. Maffei and Shean occasionally used this apartment for personal reasons. From time to time, we also pay the cost of miscellaneous shipping and catering expenses for Mr. Maffei.

(11)                          Includes $5,000 in charitable contributions in each of 2015 and 2014 made on behalf of Mr. Shean pursuant to our political action committee matching contribution program.

Executive Compensation Arrangements

John C. Malone

In connection with the merger of TCI and AT&T in 1999, an employment agreement between John C. Malone and TCI was assigned to a predecessor of Liberty Interactive. Mr. Malone’s employment agreement and his deferred compensation arrangements, as described below, were assigned to Old LMC in connection with the Old LMC Split-Off and later to our company in connection with the LMC Spin-Off. The term of Mr. Malone’s employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600 (which was increased to $3,900 in 2014), subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by the Liberty Interactive compensation committee. Although the “Summary Compensation Table” table above reflects the portion of the aggregate incremental cost of Mr. Malone’s personal use of our corporate aircraft attributable to our company, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL, which aggregated $193,195 for use of the aircraft by our company and Liberty Interactive during the year ended December 31, 2015. Liberty Interactive is allocated, and reimburses us for, portions of the other components of the payments/reimbursements to Mr. Malone described above.

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

Under the terms of Mr. Malone’s employment agreement, he is entitled to receive upon the termination of his employment at our election for any reason (other than for death or “cause”), a lump sum equal to his salary for a period of five full years following termination (calculated on the basis of $3,900 per annum, the lump sum severance payment). As described above, in connection with the LMC Spin-Off, we assumed Mr. Malone’s employment agreement and all outstanding obligations thereunder from Old LMC (which were previously assumed by Old LMC in the Old LMC Split-Off), and Liberty Interactive will reimburse us for its allocated portion of any such lump sum severance payments made thereunder.

For a description of the effect of any termination event or a change in control of our company on his employment agreement, see “—Potential Payments Upon Termination or Change in Control” below.

Gregory B. Maffei

December 2014 Employment Arrangement. On December 24, 2014, our compensation committee approved a new compensation arrangement with Mr. Maffei. The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year’s base salary, and an annual target cash bonus equal to 250% of the applicable year’s base salary. The arrangement also provides Mr. Maffei with the opportunity to earn annual performance-based equity incentive awards during the employment term, as described in more detail below. In connection with the approval of his compensation arrangement, Mr. Maffei was granted the Term Options described below. Mr. Maffei’s compensation arrangement was memorialized in the 2015 Maffei Employment Agreement executed on December 29, 2014.

The arrangement provides that, in the event Mr. Maffei is terminated for cause (as defined in the 2015 Maffei Employment Agreement) he will be entitled to only his accrued base salary and any amounts due under applicable law. If Mr. Maffei is terminated by Liberty Media without cause or if Mr. Maffei terminates his employment for good reason (as defined in the 2015 Maffei Employment Agreement), he is entitled to (i) his accrued base salary, (ii) his accrued but unpaid bonus and any amounts due under applicable law (the Standard Entitlements), (iii) a severance payment of 1.5 times his base salary during the year of his termination to be paid in equal installments over 18 months, (iv) a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination (including the date of termination), with (subject to certain exceptions) up to 25% of such amount payable in shares of LMCK, at our discretion and with the remainder of such amount paid in cash (the Pro Rated Amount), (v) a payment equal to $17,500,000, with (subject to certain exceptions) up to 25% of such amount payable in shares of LMCK at our discretion and with the remainder of such amount paid in cash (the Un-Pro Rated Amount), and (vi) continued use of certain services and perquisites provided by our company, including continued use of our aircraft (the Services). If Mr. Maffei terminates his employment without good reason (as defined in the 2015 Maffei Employment Agreement), he will be entitled to the Standard Entitlements and a payment of the Pro Rated Amount. Lastly, in the case of Mr. Maffei’s death or disability, he is entitled to the Standard Entitlements, a payment of 1.5 times his base salary during the year of his termination, payments of the Pro Rated Amount and the Un-Pro Rated Amount, and, only in the case of his termination for disability, the Services. The 2015 Maffei Employment Agreement also contains other customary terms and conditions.

Term Options. Also on December 24, 2014, in connection with the approval of his compensation arrangement, Mr. Maffei received a one-time grant of 3,298,724 options to purchase shares of LMCK (the Term Options), which have an exercise price of $34.04  per share. One-half of the Term Options will vest on the fourth anniversary of the grant date with the remaining Term Options vesting on the fifth anniversary of the grant date, in each case, subject to Mr. Maffei being employed on the applicable vesting date. The Term Options have a term of seven years.

Upon a change in control (as defined in the 2015 Maffei Employment Agreement) prior to Mr. Maffei’s termination or in the event of Mr. Maffei’s termination for death or disability, all of his unvested Term Options will become exercisable. If Mr. Maffei is terminated for cause, all of his unvested Term Options will terminate immediately. If Mr. Maffei is terminated by our company without cause or if he terminates his employment for good reason (as defined in the 2015 Maffei Employment Agreement), then each unvested tranche of Term Options will vest pro rata based on the number of days elapsed in the vesting period for such tranche since the grant date plus 548 calendar days; however, in the event (i) all members of the Malone Group (as defined in the 2015 Maffei Employment Agreement) cease to beneficially own our company’s securities representing at least 20% of our company’s voting power, (ii) within 90 to 210 days of clause (i) Mr. Maffei’s employment is terminated by our company without cause or by Mr. Maffei for good reason and (iii) at the time of clause (i) Mr. Maffei does not beneficially own our company’s securities representing at least 20% of our company’s voting power, then all unvested Term Options will vest in full as of the date of Mr. Maffei’s termination. If Mr. Maffei terminates his employment without good reason, then a portion of each unvested tranche of Term Options will vest pro rata based on the number of days elapsed in the vesting period for such tranche since the grant date. In the event of a change in control prior to Mr. Maffei’s termination, all of the Term Options will remain exercisable until the end of the term. If Mr. Maffei is terminated for cause prior to December 31, 2019 (without a prior change in control occurring), then all vested Term Options will expire on the 90th day following such termination. In all other events of termination or if Mr. Maffei has not been terminated prior to December 31, 2019, all vested Term Options will expire at the end of the term.

Annual Awards. Beginning in 2015, Mr. Maffei will receive annual grants of options to purchase shares of LMCK with a term of seven years (the Annual Options) and restricted stock units with respect to LMCK (the Annual RSUs and together with the Annual Options, the Annual Awards). For a description of Mr. Maffei’s LMC Target Equity Awards, see “—Compensation Discussion and Analysis—Elements of 2015 Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.”  Pursuant to the 2015 Maffei Employment Agreement, Mr. Maffei will receive upfront grants of the Annual Awards and awards from Liberty Media in the following combined target amounts: $16 million for 2015, $17 million for calendar year 2016, $18 million for calendar year 2017, $19 million for calendar year 2018 and $20 million for calendar year 2019. The combined target amounts will be allocated between Liberty Interactive and our company based on relative market capitalization. In our compensation committee’s sole discretion, Mr. Maffei is also eligible to receive additional awards each year from Liberty Media up to a maximum of 50% of the Liberty Media target award grant amount for such year as an above-target award.

Upon Mr. Maffei’s termination for any reason, his unvested Annual Awards (including any dividend equivalents related to any unvested Annual RSUs) will terminate at the close of business on the day of the separation, except that, if Mr. Maffei remains employed through the end of the relevant grant year but his termination occurs prior to the date as of which any performance criteria has been determined to have been met or not with respect to the Annual Awards relating to such grant year, such Annual Awards will remain outstanding until such determination date and become exercisable to the extent determined by the compensation committee. Upon a change in control prior to Mr. Maffei’s termination, all vested Annual Options (and any Annual Options that vest after such change in control) will terminate at the expiration of the original term.  If Mr. Maffei is terminated by our company for cause (without a prior change in control) prior to December 31, 2019, all vested Annual Options will terminate at the close of business on the 90th day following the termination. In all other events of termination or if Mr. Maffei has not been terminated prior to December 31, 2019, all vested Annual Options will terminate at the expiration of the original term.

Aircraft Usage. We are party to a February 5, 2013 letter agreement with Mr. Maffei, pursuant to which he was entitled to personal use of corporate aircraft not to exceed 120 hours of flight time per year through the first to occur of (i) the termination of his employment, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft.  Effective November 11, 2015, pursuant to a letter agreement between us and Mr. Maffei of the same date, Mr. Maffei is entitled to 30 additional hours per year of personal flight time if he reimburses us for such usage through the first to occur of (i) the termination of his employment or (ii) the cessation of ownership or lease of corporate aircraft. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of our corporate aircraft under the February 5, 2013 letter agreement. Mr. Maffei incurs taxable income at the SIFL rates minus amounts paid under time sharing agreements with our company for travel pursuant to the November 11, 2015 letter agreement. Pursuant to our aircraft time sharing agreements with Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband, Liberty Interactive, Starz, Liberty TripAdvisor and Liberty Broadband pay us for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using our corporate aircraft that are allocable to Liberty Interactive, Starz, Liberty TripAdvisor or Liberty Broadband, as the case may be. Starz, Liberty TripAdvisor and Liberty Broadband reimburse us only for Mr. Maffei’s use of our corporate aircraft for Starz, Liberty TripAdvisor or Liberty Broadband business, as the case may be. Pursuant to our aircraft time sharing agreements with Mr. Maffei, Mr. Maffei reimburses us for costs associated with his up to 30 hours of personal use of our corporate aircraft under the November 11, 2015 letter agreement. Flights where there are no passengers on company-owned aircraft are not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company owned aircraft.

Richard N. Baer

Employment Agreement.  On November 7, 2012, Old LMC entered into an executive employment agreement (the employment agreement), effective October 31, 2012, with Richard Baer.  Mr. Baer served as an independent contractor providing consulting services to Old LMC and Liberty Interactive from October 31, 2012 until the start of his employment as Senior Vice President and General Counsel with the companies on January 1, 2013. The employment agreement was assigned to Liberty Media in connection with the LMC Spin-Off.  The agreement provides for, among other things, a four year term ending on December 31, 2016, with an annual base salary of $825,000, subject to adjustments at Liberty Media’s discretion, and an annual discretionary bonus beginning in the calendar year 2013.  Pursuant to the terms of the agreement, Mr. Baer’s target bonus for each year is 100% of his annual base salary for that year, and in no event will his bonus for any year be greater than two times his annual base salary.  Mr. Baer is also entitled to certain benefits and perquisites available to Liberty Media’s senior executives.  Pursuant to the agreement, on November 8, 2012, as part of the consideration for his services under the employment agreement, Mr. Baer was granted a combination of options and restricted shares. One-half of these options and one-half of these restricted shares vested on December 31, 2015 and December 15, 2015, respectively.  The remaining options vest on December 31, 2016, and the remaining restricted shares vest on December 15, 2016, in each case, subject to Mr. Baer being employed by our company on the applicable vesting date and to the early vesting events described below. The options have a term of ten years. The other terms and conditions of Mr. Baer’s options and restricted shares, including acceleration and continued exercisability in connection with certain terminations of employment, are described in the applicable award agreements.

The agreement provides that, in the event Mr. Baer is terminated for cause (as defined in the employment agreement), he will be entitled to his accrued but unpaid base salary through the date of termination and any unpaid expenses.  If, however, Mr. Baer terminates his employment for good reason (as defined in the employment agreement) or if his employment is terminated without cause (as defined in the employment agreement), then he is entitled to receive his accrued but unpaid base salary, any unpaid expenses, any accrued but unpaid bonus from the prior year and a severance payment of two times his annual base salary at the time of termination.  If Mr. Baer terminates his employment without good reason (as defined in the employment agreement), he is entitled to receive any accrued but unpaid base salary, any accrued but unpaid bonus from the prior year and any unpaid expenses.  In the case of Mr. Baer’s death or disability (as defined in the employment agreement), the employment agreement provides for the right for his estate or him, as applicable, to receive any accrued but unpaid base salary, any unpaid expenses, any accrued but unpaid bonus from the prior year and a severance payment of two times his annual base salary at the time of death or disability (as defined in the employment agreement).  As a condition to Mr. Baer’s receipt of any severance payments as a result of his termination, as well as any acceleration of vesting or extension of exercise periods described in the grant agreements for the equity grants, Mr. Baer must execute a severance agreement and release in favor of Liberty Media in accordance with the procedures set forth in the employment agreement.

Although not a party to Mr. Baer’s employment agreement, Liberty Interactive is obligated to reimburse Liberty Media for its allocable portion of any payments made to Mr. Baer thereunder (other than payments relating to equity awards which are directly settled with the applicable issuer) pursuant to the LIC Services Agreement.

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

The maximum number of shares of our common stock with respect to which awards may be issued under the incentive plan is 74,940,000, subject to anti-dilution and other adjustment provisions of the incentive plan. With limited exceptions, under the incentive plan, no person may be granted in any calendar year awards covering more than 24,000,000 shares of our common stock (subject to anti-dilution and other adjustment provisions of the incentive plan) nor may any person receive under the incentive plan payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. The incentive plan has a five year term.

In connection with the LMC Spin-Off, our company’s board of directors adopted the Liberty Media Corporation Transitional Stock Adjustment Plan (the TSAP, and together with the incentive plan, the existing incentive plans). The TSAP governs the terms and conditions of equity incentive awards with respect to our common stock issued in connection with adjustments made to equity incentive awards relating to Old LMC’s common stock that were granted prior to the LMC Spin-Off. No further grants are permitted under the TSAP.

2006 Deferred Compensation Plan

Our company maintains the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended and restated, the 2006 deferred compensation plan), under which officers at the level of Vice President and above were eligible to elect to defer up to 50% of such officer’s annual base salary and cash performance bonus for 2015.  These deferral elections must be made in advance of certain deadlines and may include (1) the selection of a payment date, which generally may not be later than 30 years from the end of the year in which the applicable compensation is initially deferred, and (2) the form of distribution, such as a lump-sum payment or substantially equal annual installments over two to five years for elections made prior to January 1, 2016.

In addition to the accelerated distribution events described under “—Potential Payments Upon Termination or Change in Control” below, at the eligible officer’s request, if the compensation committee determines that such officer has suffered a financial hardship, it may authorize immediate distribution of amounts deferred under the 2006 deferred compensation plan.

Compensation deferred under the 2006 deferred compensation plan prior to January 1, 2015 will earn interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.  For amounts deferred on or after January 1, 2015, those amounts will earn interest at a rate equal to the prime rate of interest (as determined by reference to the Wall Street Journal) plus 3%, and for 2015, this rate was 6.25%. The compensation committee has the authority to change this interest rate for future deferrals at any time prior to a change of control (as defined in the plan).

The 2006 deferred compensation plan was amended effective January 1, 2016, to reflect the following changes:  (A) eligible participants may elect to defer up to 50% of the portion of their base salaries and up to 100% of their cash performance bonuses that are allocable to our company, (B) eligible participants may elect to receive annual installments over two to ten years, rather than two to five years and (C) for amounts deferred on or after January 1, 2015, the compensation committee may not change the applicable interest rate in effect after a change of control has occurred.

Our board of directors reserves the right to terminate the 2006 deferred compensation plan at any time. An optional termination by our board of directors will not result in any distribution acceleration.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2015 to the named executive officers (other than Mr. Malone, who did not receive any grants).

			Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities		Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date		Threshold ($)(1)	Target ($)(1)	Maximum ($)(2)	Threshold (#)(3)	Target (#)(3)	Maximum (#)(4)	Underlying Options (#)		Option Awards ($/Sh)	and Option Awards ($)

Gregory B. Maffei
	2/26/2015	(5)	—	—	4,803,750	—	—	—	—		—	—
LMCK	3/31/2015	(6)	—	—	—	—	418,414	—	—		38.20	5,085,655
LMCK	3/31/2015	(6)	—	—	—	—	33,527	—	—		—	1,280,731

Richard N. Baer
	2/26/2015	(5)	—	—	875,243	—	—	—	—		—	—

Albert E. Rosenthaler
	2/26/2015	(5)	—	—	850,000	—	—	—	—		—	—
LMCK	3/4/2015		—	—	—	—	—	—	118,100	(7)	39.65	1,324,066
LMCK	3/4/2015		—	—	—	—	—	—	192,538	(8)	39.65	3,093,219

Christopher W. Shean
	2/26/2015	(5)	—	—	850,000	—	—	—	—		—	—
LMCK	3/4/2015		—	—	—	—	—	—	118,100	(7)	39.65	1,324,066
LMCK	3/4/2015		—	—	—	—	—	—	192,538	(8)	39.65	3,093,219

(1)                     Our 2015 performance-based bonus program does not provide for a threshold bonus amount. The program also does not provide for a target payout amount for any named executive officer that would be payable upon satisfaction of the performance criteria under the 2015 performance-based bonus program. For the actual bonuses paid by our company see the amounts included for 2015 in the column entitled Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above.

(2)                     Represents the maximum amount that would have been payable to each named executive officer assuming (x) the Threshold was met in order to permit the maximum bonus amounts to have been payable, (y) the full 60% of the participant’s maximum bonus amount attributable to individual performance was attained and (z) the full 40% of the participant’s maximum bonus amount attributable to corporate performance of our company was attained. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—2015 Performance-based Bonuses.”

(3)                     The terms of Mr. Maffei’s LMC Target Equity Awards do not provide for a threshold amount that would be payable upon satisfaction of the performance criteria established by the compensation committee. Represents the target amount that would have been payable to Mr. Maffei assuming (x) maximum achievement of the 162(m) objective metrics was attained and (y) our compensation committee determined not to reduce such payout after considering a combination of the objective, subjective and discretionary criteria established by our compensation committee in March 2015.  For the actual 2015 Annual Options and 2015 Annual RSUs that vested see “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.”

(4)                     Our compensation committee also set a maximum grant value payout of the annual performance awards based on our company’s relative market capitalization of $9,765,600. Any payout of an equity award by our company above the LMC Target Equity Award of $6,510,400 would be in our compensation committee’s sole discretion, would be issued in the first quarter of 2016, and would vest immediately after grant. For more information on the LMC Target Equity Award, see “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.”

(5)                     Reflects the date on which our compensation committee established the terms of the 2015 performance-based bonus program, as described under “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—2015 Performance-based Bonuses.”

(6)                     Reflects the date on which our compensation committee established the terms of Mr. Maffei’s LMC Target Equity Awards as described under “—Compensation Discussion and Analysis—Elements of 2015 Executive Compensation—Equity Incentive Compensation—Maffei Performance-based Equity Awards.”

(7)                     Vests 33-1/3% on March 4, 2016, 33-1/3% on March 4, 2017 and 33-1/3% on March 4, 2018.

(8)                     Vests 50% on December 31, 2019 and 50% on December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2015 and held by the named executive officers (with the exception of John C. Malone, who had no outstanding equity awards as of December 31, 2015).

	Option awards							Stock awards
											Equity Incentive Plan		Equity Incentive Plan
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gregory B. Maffei
Option Awards
LMCA	1,161,860	—		—		23.88	12/17/2019	—		—	—		—
LMCK	2,347,777	—		—		23.55	12/17/2019	—		—	—		—
LMCK	—	3,298,724	(1)	—		34.04	12/24/2021	—		—	—		—
LMCK	—	—		418,414	(2)	38.20	03/31/2022	—		—	—		—

RSU Award
LMCK	—	—		—		—	—	—		—	33,527	(3)	1,276,708

Richard N. Baer
Option Awards
LMCA	53,176	53,178	(4)	—		23.66	11/08/2022	—		—	—		—
LMCK	107,428	107,429	(4)	—		23.33	11/08/2022	—		—	—		—

Stock Awards
LMCA	—	—		—		—	—	9,686	(5)	380,176	—		—
LMCK	—	—		—		—	—	19,372	(5)	737,686	—		—

Albert E. Rosenthaler
Option Awards
LMCA	33,163	—		—		23.88	03/19/2020	—		—	—		—
LMCK	67,012	—		—		23.55	03/19/2020	—		—	—		—
LMCK	—	118,100	(6)	—		39.65	03/04/2022	—		—	—		—
LMCK	—	192,538	(7)	—		39.65	03/04/2023	—		—	—		—

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher W. Shean
Option Awards
LMCA	1,346	—		—	23.88	12/17/2016	—	—	—	—
LMCA	99,487	—		—	23.88	03/19/2020	—	—	—	—
LMCK	2,720	—		—	23.55	12/17/2016	—	—	—	—
LMCK	201,034	—		—	23.55	03/19/2020	—	—	—	—
LMCK	—	118,100	(6)	—	39.65	03/04/2022	—	—	—	—
LMCK	—	192,538	(7)	—	39.65	03/04/2023	—	—	—	—

(1)                     Vests 50% on December 24, 2018 and 50% on December 24, 2019.

(2)                     Represents the target number of 2015 Annual Options that Mr. Maffei could earn based on our performance in 2015.

(3)                     Represents the target number of 2015 Annual RSUs that Mr. Maffei could earn based on our performance in 2015.

(4)                     Vests in full on December 31, 2016.

(5)                     Vests in full on December 15, 2016.

(6)                     Vests 33-1/3% on March 4, 2016, 33-1/3% on March 4, 2017 and 33-1/3% on March 4, 2018.

(7)                     Vests 50% on December 31, 2019 and 50% on December 31, 2020.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of vested options and the vesting of restricted stock held by our named executive officers (with the exception of Mr. Malone, who had no exercises of vested options or vesting of restricted stock), in each case, during the year ended December 31, 2015.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#) (1)	exercise ($)	vesting (#) (1)	vesting ($)

Gregory B. Maffei
LMCA	437,023	6,721,414	—	—
LMCK	883,096	12,690,090	—	—

Richard N. Baer
LMCA	—	—	9,686	381,532
LMCK	—	—	19,372	741,366

Albert E. Rosenthaler
LMCA	66,324	1,038,872	19,091	—	(2)
LMCK	134,022	2,125,269	38,182	—	(2)

Christopher W. Shean
LMCA	—	—	19,091	—	(2)
LMCK	—	—	38,182	—	(2)

(1)                     Includes shares withheld in payment of withholding taxes at election of holder.

(2)                     On December 4, 2012 (the Grant Date), to effect Old LMC’s 2012 option modification program, Old LMC’s compensation committee approved the acceleration of each unvested in-the-money option to acquire shares of our Series A common stock (LMCA) held by certain of its and its subsidiaries’ officers (collectively, the Eligible Optionholders), including Old LMC’s then- and our current-named executive officers Messrs. Rosenthaler and Shean.  Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LMCA shares (the Eligible Options) and with respect to each unvested Eligible Option, each Eligible Optionholder acquired LMCA shares which have a vesting schedule identical to that of the unvested Eligible Option.

The Value column below represents the value related to awards that were subject to continued vesting requirements as of the Grant Date, but which vested during the twelve months ended December 31, 2015.  Such value was realized by the applicable named executive officer in 2012 and therefore included in our proxy statement relating to our 2013 annual meeting of stockholders under “Executive Compensation—Option Exercises and Stock Vested.”

Name	Number of shares acquired upon lapse of restriction (#)	Value ($)
Albert E. Rosenthaler
LMCA	19,091	455,511
LMCK	38,182	870,015

Name	Number of shares acquired upon lapse of restriction (#)	Value ($)
Christopher W. Shean
LMCA	19,091	455,511
LMCK	38,182	870,015

Nonqualified Deferred Compensation Plans

The following table sets forth information regarding the nonqualified deferred compensation plans in which our named executive officers participated during the year ended December 31, 2015. Messrs. Maffei and Shean participated in the 2006 deferred compensation plan. See “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” for more information. Mr. Malone’s deferred compensation arrangements are described under “—Executive Compensation Arrangements—John C. Malone.”  During 2015, Messrs. Baer and Rosenthaler did not participate in any deferred compensation arrangements.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings in	withdrawals/	balance at
Name	in 2015 ($)	in 2015 ($)	2015 ($) (1)	distributions ($)	12/31/15 ($)(1)(2)

John C. Malone	—	—	2,513,056	(3,082,818)	19,784,465

Gregory B. Maffei	—	—	460,766	—	5,410,811

Christopher W. Shean (3)	288,222	—	97,778	(122,958)	1,294,345

(1)                                 Of these amounts, the following were reported in the “Summary Compensation Table” as above-market earnings that were credited to the named executive officer’s deferred compensation account during 2015:

Name	Amount ($)
John C. Malone	239,961
Gregory B. Maffei	99,232
Richard N. Baer	—
Albert E. Rosenthaler	—
Christopher W. Shean	22,388

(2)                                 In our prior year proxy statements, we reported the following above-market earnings that were credited as interest to the applicable officer’s deferred compensation accounts during the years reported:

	Amount ($)
Name	2014	2013	2012
John C. Malone	246,409	252,176	257,336
Gregory B. Maffei	52,641	9,366	—
Christopher W. Shean	17,295	17,499	15,870

(3)                                 As described above in “—Executive Compensation Arrangements—2006 Deferred Compensation Plan,” Mr. Shean had a deferral election in place under the 2006 deferred compensation plan following the Old LMC Split-Off with respect to $32,336, which represents 10% of a portion of his 2011 performance-based bonus that was allocable to and paid by Liberty Interactive (the 2011 deferral). Liberty Interactive will continue to be responsible for payment of the 2011 deferral and for the payment of interest income at the rate of 9% per annum, compounded quarterly, thereon.  In 2015, Mr. Shean began receiving installment payments with respect to the 2011 deferral pursuant to his deferral election, and at December 31, 2015, the outstanding balance was $25,843.

Potential Payments Upon Termination or Change in Control

The following table sets forth the potential payments to our named executive officers if their employment with Liberty Media had terminated or a change in control had occurred, in each case, as of December 31, 2015. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market prices on December 31, 2015, the last trading day of such year, for our LMCA common stock, which was $39.25, and our LMCK common stock, which was $38.08. The value of the options shown in the table is based on the spread between the exercise or base price of the award and the applicable closing market price. The value of the restricted stock shown in the table is based on the applicable closing market price and the number of shares unvested.

Each of our named executive officers has received awards and payments under the existing incentive plans, and each of our named executive officers is eligible to participate in our deferred compensation plan. Additionally, each of Messrs. Malone, Maffei and Baer is entitled to certain payments and certain acceleration rights upon termination under his respective employment agreement. See “—Executive Compensation Arrangements” above and “Potential Payments Upon Termination or Change in Control—Termination Without Cause or for Good Reason” below.

The circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout are described below and in the footnotes to the table (other than those described under “—Executive Compensation Arrangements,” which are incorporated by reference herein):

Voluntary Termination.  Each of the named executive officers holds equity awards that were issued under our existing incentive plans. Under these plans and the related award agreements, in the event of a voluntary termination of his employment with our company for any reason, each named executive officer would only have a right to the equity grants that vested prior to his termination date, except that in 2015 each of Mr. Maffei and Mr. Baer had certain acceleration rights with respect to his equity awards and is entitled to certain other benefits upon a voluntary termination of his employment with our company for good reason (as defined in their respective employment agreements). Mr. Maffei also has certain acceleration rights upon a voluntary termination without good reason under the award agreement relating to the Term Options that were granted in connection with the approval of his new compensation arrangement. Mr. Maffei would forfeit the LMC Target Equity Awards if he voluntarily terminated his employment on December 31, 2015.  See “—Executive Compensation Arrangements—Gregory B. Maffei” above “—Executive Compensation Arrangements—Richard N. Baer” and “Potential Payments Upon Termination or Change in Control—Termination Without Cause or for Good Reason” below.  Neither Mr. Shean nor Mr. Rosenthaler is entitled to any severance payments or other benefits upon a voluntary termination of his employment for any reason.

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

Termination for Cause.  All outstanding equity grants constituting options, whether unvested or vested but not yet exercised, and all equity grants constituting unvested restricted shares under the existing incentive plans would be forfeited by any named executive officer (other than Mr. Maffei in the case of equity grants constituting vested options or similar rights) who is terminated for “cause.” The existing incentive plans, which govern the awards unless there is a different definition in the applicable award agreement, define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement. Mr. Maffei has certain continuing rights to exercise vested options or similar rights following a termination for cause under his employment agreement, and the employment agreements of Mr. Maffei and Mr.

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

Termination Without Cause or for Good Reason.  Mr. Malone does not have any unvested equity awards.  As of December 31, 2015, Mr. Maffei’s unvested equity awards consisted of the Term Options and the LMC Target Equity Awards. The Term Options are subject to acceleration upon a termination of his employment without cause or for good reason. Mr. Maffei would forfeit the LMC Target Equity Awards if his employment was terminated without cause or for good reason on December 31, 2015. Each of Mr. Malone and Mr. Maffei is entitled to severance payments and/or other benefits upon a termination of his employment without cause or for good reason.  See “—Executive Compensation Arrangements—John C. Malone” and “—Executive Compensation Arrangements—Gregory B. Maffei” above.

The award agreements relating to Mr. Baer’s multi-year awards provide that upon a termination of his employment without cause or for good reason (each as defined in his employment agreement), a pro rata portion of his unvested options and restricted shares as of the date of termination will vest based on the portion of the vesting period elapsed through the termination date plus 365 days. This pro rata vesting is applied separately with respect to each tranche of his options and restricted shares based on the vesting period for that tranche. Mr. Baer is also entitled under certain circumstances to severance payments and other benefits upon a termination of his employment without cause or for good reason.  See “—Executive Compensation Arrangements—Richard N. Baer.”

As of December 31, 2015, Mr. Shean’s and Mr. Rosenthaler’s only unvested equity awards were the stock options granted to them on March 4, 2015. The standard stock option awards granted to them on that date provide for vesting upon a termination of employment without cause of those options that would have vested during the 12-month period following the termination date if such person had remained an employee. The multi-year awards granted to them on that date provide for vesting upon a termination of employment without cause of those options that would have vested during the 12-month period following the termination date if such person had remained an employee, plus a pro rata portion of the remaining unvested options based on the portion of the vesting period elapsed through the termination date. Neither of these officers is entitled to any severance pay or other benefits upon a termination without cause.

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

Death.  In the event of death of any of the named executive officers, the existing incentive plans and applicable award agreements provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards, except that Mr. Maffei would forfeit the LMC Target Equity Awards in the event of his death on December 31, 2015.  Each of Mr. Malone, Mr. Maffei and Mr. Baer is also entitled to certain payments and other benefits if he dies while employed by our company.  See “—Executive Compensation Arrangements” above.

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

Disability.  If the employment of any of the named executive officers is terminated due to disability, which is defined in the existing incentive plans or applicable award agreements, such plans or agreements provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards, except that Mr. Maffei would forfeit the LMC Target Equity Awards if his employment was terminated due to disability on December 31, 2015. Each of Mr. Malone, Mr. Maffei and Mr. Baer is also entitled to certain payments and other benefits upon a termination of his employment due to disability. See “Executive Compensation Arrangements” above.

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

Change in Control.  In case of a change in control, the incentive plans provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards held by the named executive officers, except that Mr. Maffei’s LMC Target Equity Awards would remain outstanding. A change in control is generally defined as:

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

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards, except that Mr. Maffei’s Term Options may also be subject to acceleration upon a change in control, including of the type described in the last bullet point, pursuant to the terms of his employment agreement. See “—Executive Compensation Arrangements—Gregory B. Maffei” above. For purposes of the tabular presentation below, we have assumed no such determination was made.

The 2006 deferred compensation plan provides our compensation committee with the option of terminating the plan 30 days preceding or within 12 months after a change of control and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation below).

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination Without Good Reason ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
John C. Malone
Lump Sum Severance (1)	19,500		—		19,500		—		19,500		19,500
Installment Severance Plan (2)	25,702,373		25,702,373		25,702,373		25,702,373		25,702,373		25,702,373
1993 Deferred Compensation Arrangement (3)	3,153,378		3,153,378		3,153,378		1,951,295		3,153,378		3,153,378
1982 Deferred Compensation Arrangement (3)	37,180,155		37,180,155		37,180,155		17,833,170		37,180,155		37,180,155
Total	66,055,405		66,035,905		66,055,405		45,486,838		66,055,405		66,055,405
Gregory B. Maffei
Severance	11,750,000	(4)	—		30,691,125	(5)	30,691,125	(5)	30,691,125	(5)	—
Deferred Compensation	5,410,811	(6)	5,410,811	(6)	5,410,811	(6)	5,410,811	(6)	5,410,811	(6)	5,410,811	(7)
Options/SARs	55,025,128	(8)	51,970,988	(8)	59,524,239	(9)	65,297,833	(10)	65,297,833	(10)	65,297,833	(10)
Perquisites (11)	—		—		492,159		—		492,159		—
Total	72,185,939		57,381,799		96,118,334		101,399,769		101,891,928		70,708,644

Richard N. Baer
Severance (12)	—		—		1,750,486		1,750,486		1,750,486		—
Options/SARs	2,413,577		2,413,577		4,827,200	(13)	4,827,200	(10)	4,827,200	(10)	4,827,200	(10)
Restricted Stock	—		—		1,117,861	(13)	1,117,861	(10)	1,117,861	(10)	1,117,861	(10)
Total	2,413,577		2,413,577		7,695,547		7,695,547		7,695,547		5,945,061

Albert E. Rosenthaler
Options/SARs	1,483,400	(8)	—		1,483,400	(13)	1,483,400	(10)	1,483,400	(10)	1,483,400	(10)
Total	1,483,400		—		1,483,400		1,483,400		1,483,400		1,483,400
Christopher W. Shean
Deferred Compensation	1,294,345	(6)	1,294,345	(6)	1,294,345	(6)	1,294,345	(6)	1,294,345	(6)	1,294,345	(7)
Options/SARs	4,510,349	(8)	—		4,510,349	(13)	4,510,349	(10)	4,510,349	(10)	4,510,349	(10)
Total	5,804,694		1,294,345		5,804,694		5,804,694		5,804,694		5,804,694

(1)                     Under Mr. Malone’s employment agreement, which was assigned to us in the Old LMC Split-Off and later to our company in the LMC Spin-Off, if his employment had been terminated, as of December 31, 2015, at our election (other than for death or cause) (whether before or after a change in control) or upon Mr.

Malone’s prior written notice, he would have been entitled to a lump sum severance payment of $19,500 payable upon termination, which is equal to five years’ of his current annual salary of $3,900. See “—Executive Compensation Arrangements—John C. Malone” above. Pursuant to the services agreement, 45% of such lump sum severance payment would have been allocable to Liberty Interactive.

(2)                     As described above, Mr. Malone began receiving 240 consecutive monthly installment severance payments in February 2009 pursuant to the terms of his amended employment agreement. The number included in the table represents the aggregate amount of the payments remaining as of December 31, 2015. With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone’s compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. See “—Executive Compensation Arrangements—John C. Malone” above.

(3)                     As described above, Mr. Malone began receiving 240 consecutive monthly payments of his deferred compensation plus interest, in February 2009 pursuant to the terms of his amended employment agreement, which our company assumed in connection with the Old LMC Split-Off. The number included in the table represents the aggregate amount of these payments remaining as of December 31, 2015. With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone’s compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. If Mr. Malone’s employment had been terminated, as of December 31, 2015, as a result of his death, his beneficiaries would have instead been entitled to a lump sum payment of the unamortized principal balance of the remaining deferred compensation payments, and the compliance conditions described above would be inapplicable. See “—Executive Compensation Arrangements—John C. Malone” above.

(4)                     If Mr. Maffei had voluntarily terminated his employment without good reason (as defined in the 2015 Maffei Employment Agreement) as of December 31, 2015, he would have been entitled to receive in a lump sum the Pro-Rated Amount of $11,750,000, with up to 25% of such amount payable in shares of LMCK.  See “—Executive Compensation Arrangements—Gregory B. Maffei” above.

(5)                     If Mr. Maffei’s employment had been terminated at our company’s election without cause or by Mr. Maffei for good reason (as defined in the 2015 Maffei Employment Agreement) (whether before or within a specified period following a change in control) or due to Mr. Maffei’s death or disability, as of December 31, 2015, he would have been entitled to receive a payment of 1.5 times his 2015 base salary payable in 18 equal monthly installments.  Mr. Maffei would also be entitled to receive in lump sums  the Pro-Rated Amount of $11,750,000 and a separate Un-Pro Rated Amount of $17,500,000 and, in each case, up to 25% of such amounts would be payable in shares of LMCK. See “—Executive Compensation Arrangements—Gregory B. Maffei” above.

(6)                     Under the 2006 deferred compensation plan, we do not and Liberty Interactive does not have an acceleration right to pay out account balances to Mr. Maffei or Mr. Shean upon a termination of employment. However, Mr. Maffei and Mr. Shean had the right to file an election at the time of his initial deferral to receive distributions under the 2006 deferred compensation plan upon his separation from service, including under the termination scenarios in the table above.  For purposes of the tabular presentation above, we have assumed that each of Mr. Maffei and Mr. Shean has elected to receive payout upon a separation from service of all deferred compensation, including interest.

(7)                     The 2006 deferred compensation plan provides our compensation committee with the option of terminating the plan 30 days preceding or within 12 months after a change of control of Liberty Media and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation above).

(8)                     Based on the number of vested options and SARs held by each named executive officer at year-end and, with respect to Mr. Maffei upon a voluntary termination of his employment, the pro rata vesting of his unvested Term Options.  Mr. Maffei would forfeit his LMC Target Equity Award if his employment had been terminated for any reason on December 31, 2015.  For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table and “—Executive Compensation Arrangements—Gregory B. Maffei” above.

(9)                     Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested Term Options held by Mr. Maffei at year-end that would vest pursuant to the forward-vesting provisions in the award agreement if he were terminated without cause or for good reason at year-end. Mr. Maffei would forfeit his LMC Target Equity Award if his employment had been terminated for any reason on December 31, 2015.  See “—Executive Compensation Arrangements—Gregory B. Maffei” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(10)              Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs held by each named executive officer and the number of shares of restricted stock held by Mr. Baer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(11)              If Mr. Maffei’s employment had been terminated at our company’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) or by reason of disability, as of December 31, 2015, he would have been entitled to receive personal use of the corporate aircraft for 120 hours per year over a 12-month period.  Perquisite amount of $492,159 represents the maximum potential cost of using the corporate aircraft for 120 hours based on an hourly average of the incremental cost of use of the corporate aircraft.  Pursuant to the LIC Services Agreement, 45% of such perquisite expense would have been allocable to Liberty Interactive.

(12)              If Mr. Baer’s employment had been terminated due to his death or disability or at Liberty Media’s election without cause or by Mr. Baer for good reason (as defined in his employment agreement), as of December 31, 2015, he would have been entitled to receive a lump sum payment in an amount equal to two times his base salary then in effect. See “—Executive Compensation Arrangements—Richard N. Baer” above. Pursuant to the LIC Services Agreement, 50% of such lump sum severance payment would have been allocable to Liberty Interactive.

(13)              Based on (i) the number of vested options and SARs held by such named executive officer at year-end and (ii) the number of unvested options and SARs held by each named executive officer and the number of shares of restricted stock held by Mr. Baer at year-end that would vest pursuant to the forward-vesting provisions in such named executive officer’s award agreements if he were terminated without cause or, in the case of Mr. Baer, if he voluntarily terminated for good reason, at year-end. See “—Executive Compensation Arrangements—Richard N. Baer,” the “Outstanding Equity Awards at Fiscal Year-End” table and “Potential Payments Upon Termination or Change in Control—Termination Without Cause or for Good Reason” above.

Director Compensation

Nonemployee Directors

Director Fees.  Each of our directors who is not an employee of our company is paid an annual fee of $210,000 (which, in 2015, was $181,000) (which we refer to as the director fee), of which $100,000 ($88,000 in 2015) is payable in cash and the balance is payable in restricted shares or options to purchase shares of LMCK. See “—Director Restricted Share Grants” and “—Director Option Grant” below for information on the incentive awards granted in 2015 to the nonemployee directors.  The chairman of the audit committee of our board of directors is paid an additional annual fee of $40,000 ($30,000 in 2015), and each other member of that committee receives an additional annual fee of $30,000. With respect to our executive committee, each nonemployee member thereof receives an additional annual fee of $10,000 for his participation on the committee. With respect to our compensation committee and nominating and corporate governance committee, each member thereof receives an annual fee of $10,000 for his or her participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an annual fee of $20,000 for his or her participation on that committee.  The cash portion of the director fees and the fees for participation on committees are payable quarterly in arrears.

Charitable Contributions.  If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

Equity Incentive Plan.  The Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (the director plan) is administered by our entire board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The director plan is designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company. Our board of directors may grant non-qualified stock options, SARs, restricted shares, restricted stock units and cash awards or any combination of the foregoing under the director plan.

The maximum number of shares of our common stock with respect to which awards may be issued under the director plan is 4,490,000, subject to anti-dilution and other adjustment provisions of the plan. Under the director plan, no nonemployee director may be granted during any calendar year awards having a value determined on the date of grant in excess of $3 million. Shares of our common stock issuable pursuant to awards made under the director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

As described above, in connection with the LMC Spin-Off, our company’s board of directors adopted the TSAP, which governs the terms and conditions of awards issued in the LMC Spin-Off in connection with adjustments made to awards previously granted by Old LMC with respect to its common stock.

In 2015, each of our non-employee directors was given a choice of receiving his or her annual equity grant in the form of restricted shares or options.

Director Restricted Share Grants.  Pursuant to our director compensation policy described above and the director plan, on December 17, 2015, each of Mr. Bennett, Mr. Deevy and Ms. Wong were granted 2,843 restricted shares of LMCK, and each of Mr. Gilchrist and Mr. Rapley were granted 1,422 restricted shares of LMCK. These restricted shares will vest on the first anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and, unless our board of directors determines otherwise, will be forfeited if the grantee resigns or is removed from the board before the vesting date.

Director Option Grants.  Pursuant to our director compensation policy described above and the director plan, on June 8, 2015, and in connection with his election to our board of directors on June 2, 2015, Mr. Deevy was granted options to purchase 5,035 shares of LMCK at an exercise price of $38.21, which was the closing price of such stock on the grant date, and which vests in full on June 8, 2017. In addition, on December 17, 2015, each of Mr. Gilchrist and Mr. Rapley were granted options to purchase 5,855 shares of LMCK and each of Dr. Malone and Mr. Romrell were granted options to purchase 11,709 shares of LMCK, in each case at an exercise price equal to $37.30, which was the closing price of such stock on the grant date. The options granted on December 17, 2015 will become exercisable on the first anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be terminated without becoming exercisable if the grantee resigns or is removed from the board before the vesting date. Once vested, the options will remain exercisable until the seventh anniversary of the grant date or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director.

Stock Ownership Guidelines.  In March 2016, our board of directors adopted stock ownership guidelines that require each director to own shares of our company’s stock equal to at least three times the value of their annual cash retainer fees.  Directors will have five years from the later of (i) the effective date of the new guidelines and (ii) the director’s initial appointment to our board to comply with these guidelines.

Director Deferred Compensation Plan. Effective beginning in the fourth quarter of 2013, directors of our company are eligible to participate in the Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (the director deferred compensation plan), pursuant to which eligible directors of our company can elect to defer all or any portion of their annual cash fees that they would otherwise be entitled to receive. The deferral of such annual cash fees shall be effected by a reduction in the quarterly payment of such annual cash fees by the percentage specified in the director’s election. Elections are required to be made in advance of certain deadlines, which generally must be on or before the close of business on December 31 of the year prior to the year to which the director’s election will apply, and elections must include the form of distribution, such as a lump-sum payment or substantially equal installments over a period not to exceed ten years.  The director deferred compensation plan was amended effective January 1, 2015, to reflect the following changes: (A) compensation deferred under the director deferred compensation plan prior to January 1, 2015 will earn interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter. For amounts deferred on or after January 1, 2015, those amounts will earn interest at a rate equal to the prime rate of interest (as determined by reference to the Wall Street Journal) plus 3%; and (B) the board of directors has the authority to change this interest rate for future deferrals at any time prior to a change of control. For 2015, this rate was 6.25%.

Role of Compensation Consultant. Our board was provided with market data from Mercer pertaining to director fees and equity compensation paid to nonemployee directors at companies in the media, telecommunications, entertainment and internet retail industries. Mercer also provided market data to the board concerning the fees to be paid to our directors who serve on the board of directors of both Liberty Interactive and our company. In comparing the change in our nonemployee director compensation from 2014, Mercer noted that year-over-year total compensation increased 2.8% at our company and Liberty Interactive, as compared to a 9% median increase in the market data and a 4% increase at S&P 500 companies.  The market data also indicated that our 2015 total compensation was approximately 10% lower than the 25th percentile. After consideration of this market data, the board determined to increase the equity and board retainer portions of the nonemployee director compensation by 18% and 13%, respectively, which leaves us near the 50th percentile of the market data at each company.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Robert R. Bennett	98,000	(4)	106,044	—	3,542	17,925	(5)	225,511
Brian M. Deevy(6)	68,833		106,044	54,886	—	12,284	(5)	242,047
Donne F. Fisher(7)	64,000		—	—	—	13,963	(5)(8)	77,963
M. Ian G. Gilchrist	148,000		53,041	52,457	—	17,925	(5)	271,423
Evan D. Malone	88,000		—	104,906	—	—		192,906
David E. Rapley	118,000		53,041	52,457	—	17,925	(5)	241,423
Larry E. Romrell	128,000		—	104,906	—	17,925	(5)	250,831
Andrea L. Wong	108,000		106,044	—	2,786	1,000	(8)	217,830

(1)                                 John C. Malone and Gregory B. Maffei, each of whom is a director of our company and a named executive officer, received no compensation for serving as directors of our company during 2015.

(2)                                 As of December 31, 2015, our directors (other than Messrs. Malone and Maffei, whose stock incentive awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	Robert R. Bennett	Brian M. Deevy	Donne F. Fisher	M. Ian G. Gilchrist	Evan D. Malone	David E. Rapley	Larry E. Romrell	Andrea L. Wong
Options/SARs
LMCA	—	—	6,332	851	2,688	—	2,688	—
LMCK	—	5,035	12,797	14,362	17,141	5,855	17,141	—

Restricted Stock
LMCA	—	—	—	—	—	—	—	—
LMCK	5,468	2,843	—	1,422	2,625	4,047	2,625	5,468

(3)                                 The aggregate grant date fair value of the stock options and restricted stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 (which are included in the 2015 Form 10-K).

(4)                                 Includes the following amounts earned and deferred under the director deferred compensation plan:

Name	2015 Deferred Compensation	2015 Above Market Earnings on Accrued Interest
Robert R. Bennett	95,596	3,542
Andrea L. Wong	—	2,786

(5)                                 Includes the following amounts of health insurance premiums paid by our company for the benefit of the following directors:

Name	Amount ($)
Robert R. Bennett	17,925
Brian M. Deevy	12,284
Donne F. Fisher	8,963
M. Ian G. Gilchrist	17,925
David E. Rapley	17,925
Larry E. Romrell	17,925

(6)                                 Elected to the board on June 2, 2015.

(7)                                 Retired from the board on June 2, 2015.

(8)                                 Includes charitable contributions made on behalf of each of Mr. Fisher and Ms. Wong pursuant to our political action committee matching contribution program.

Name	Amount ($)
Donne F. Fisher	5,000
Andrea L. Wong	1,000

Compensation Committee Interlocks and Insider Participation

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

David E. Rapley

Andrea L. Wong

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of LMCA and our Series B common stock (LMCB), which are our company’s voting securities. Beneficial ownership of our LMCK shares is set forth below only to the extent known by us or ascertainable from public filings. All of the information reported in the table below is based on publicly available filings.

The security ownership information is given as of February 29, 2016 and, in the case of percentage ownership information, is based upon (1) 102,204,921 LMCA shares, (2) 9,870,966 LMCB shares and (3) 222,567,095 LMCK shares, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all LMCA and LMCB shares.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
John C. Malone	LMCA	1,202,487	(1)	1.2	47.7
c/o Liberty Media Corporation	LMCB	9,455,341	(1)	95.8
12300 Liberty Boulevard	LMCK	19,068,628	(1)	8.6
Englewood, CO 80112

Berkshire Hathaway	LMCA	7,800,000	(2)	7.6	3.9
3555 Farnam Street	LMCB	—		—
Omaha, NE 68131	LMCK	15,386,257	(2)	6.9

BlackRock, Inc.	LMCA	6,738,894	(3)	6.6	3.4
55 East 52nd Street	LMCB	—		—
New York, NY 10022	LMCK	13,500,584	(3)	6.1

(1)                                 Information with respect to shares of our common stock beneficially owned by Mr. Malone, our Chairman of the Board, is also set forth in “—Security Ownership of Management.”

(2)                                 Based on Schedule 13G, dated February 16, 2016, filed by Berkshire Hathaway Inc. (BH), Warren E. Buffett (WB), National Indemnity Company (NIC), GEICO Corporation (GEICO), Government Employees Insurance Company (GEIC), National Fire & Marine Insurance Company (NF&MIC), GEICO Indemnity Company (GIC), Fruit of the Loom Pension Trust (FLPT), FlightSafety International Inc. Retirement Income Plan (FIRIP), Lubrizol Corp. Master Trust Pension (LCMTP), GEICO Corporation Pension Plan Trust (GEICOT), Johns Manville Corporation Master Pension Trust (JMCMPT), BNSF Master Retirement Trust (BNSF) and R. Ted Weschler (Wechsler), which states that each entity has shared voting power and dispositive power as follows:

	LMCA	LMCK
BH and WB	7,800,000	15,386,257
NIC	4,901,609	11,742,603
NF&MIC	933,391	508,654
GEICO	4,780,980	11,532,074
GEIC	3,171,360	8,697,298
GIC	1,609,620	2,852,776
FIRIP	200,000	400,000
FLPT	325,000	600,000
GEICOT	500,000	975,000
JMCMPT	410,000	750,000
BNSF	280,000	160,000
GRCERT	100,000	100,000
LCMPT	150,000	150,000

In addition, Weschler reported sole voting power and sole dispositive power over 285,834 LMCA shares, shared dispositive power over 8,277 LMCA shares, sole voting power and dispositive power over 571,668 LMCK shares and shared dispositive power over 16,554 LMCK shares.

(3)                                 Based on Amendment No. 1 to Schedule 13G, dated January 22, 2016, filed by BlackRock, Inc. (BlackRock) which states BlackRock has sole voting power over 6,183,625 LMCA shares and sole dispositive power over 6,738,894 LMCA shares, and on Amendment No. 1 to Schedule 13G, dated January 22, 2016, filed by BlackRock which states BlackRock has sole voting power over 12,113,907 shares of our Series C common stock and sole dispositive power over 13,498,937 shares of our Series C common stock.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and executive officers as a group of shares of (1) each series of our common stock (LMCA, LMCB and LMCK) and (2) the Common Stock, par value $0.001 per share (SIRI), of Sirius XM, in which we hold a controlling interest. The security ownership information with respect to our common stock is given as of February 29, 2016, and, in the case of percentage ownership information, is based upon (1) 102,204,921 LMCA shares, (2) 9,870,966 LMCB shares and (3) 222,567,095 LMCK shares, in each case, outstanding on that date. The security ownership information with respect to SIRI is given as of January 29, 2016, and, in the case of percentage ownership information, is based on 5,095,994,772 SIRI shares outstanding on January 29, 2016. The percentage voting power with respect to our company is presented in the table below on an aggregate basis for all LMCA and LMCB shares.

Shares of restricted stock that have been granted pursuant to our incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this report.  Shares of common stock issuable upon vesting of restricted stock units or upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 29, 2016 are deemed to be outstanding and to be beneficially owned by the person holding the restricted stock units, options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LMCB, though convertible on a one-for-one basis into shares of LMCA, are reported as beneficial ownership of LMCB only, and not as beneficial ownership of LMCA. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

The number of shares indicated as owned by the persons in the table includes interests in shares held by the Liberty Media 401(k) Savings Plan as of February 29, 2016. The shares held by the trustee of the Liberty Media 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LMCA	1,202	(1)(2)(3)(4)	1.2	47.7
Chairman of the Board and Director	LMCB	9,455	(1)(2)(5)	95.8
	LMCK	19,069	(1)(3)(4)(5)(6)	8.6
	SIRI	267	(3)	*	*

Gregory B. Maffei	LMCA	3,026	(7)(9)	3.0	1.5
President, Chief Executive	LMCB	—		—
Officer and Director	LMCK	6,623	(6)(7)(8)(9)	3.0
	SIRI	534	(10)	*	*

Robert R. Bennett	LMCA	760	(11)	*	*
Director	LMCB	—		—
	LMCK	1,526	(8)(11)	*
	SIRI	—		—	—

Brian M. Deevy	LMCA	**	(12)	*	*
Director	LMCB	—		—
	LMCK	3	(8)(12)	*
	SIRI	—		—	—

M. Ian G. Gilchrist	LMCA	2	(7)	*	*
Director	LMCB	—		—
	LMCK	3	(8)	*
	SIRI	—		—	—

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Evan D. Malone	LMCA	12	(7)	*	*
Director	LMCB	—		—
	LMCK	26	(7)(8)	*
	SIRI	46	(10)	*	*

David E. Rapley	LMCA	4		*	*
Director	LMCB	—		—
	LMCK	12	(8)	*
	SIRI	—		—	—

Larry E. Romrell	LMCA	21	(7)	*	*
Director	LMCB	**		*
	LMCK	44	(7)(8)	*
	SIRI	—		—	—

Andrea L. Wong	LMCA	4		*	*
Director	LMCB	—		—
	LMCK	13	(8)	*
	SIRI	—		—	—

Richard N. Baer	LMCA	54	(7)(8)	*	*
Chief Legal Officer	LMCB	—		—
	LMCK	45	(6)(7)(8)	*
	SIRI	—		—	—

Albert E. Rosenthaler	LMCA	100	(7)	*	*
Chief Tax Officer	LMCB	—		—
	LMCK	262	(6)(7)(8)	*
	SIRI	—		—	—

Christopher W. Shean	LMCA	167	(7)	*	*
Chief Financial Officer	LMCB	—		—
	LMCK	404	(6)(7)(8)	*
	SIRI	—		—	—

All directors and executive officers as a group (12 persons)	LMCA	5,352	(1)(2)(3)(4)(7)(8)(9)(11)(12)	5.2	49.7
	LMCB	9,456	(1)(2)(5)	95.8
	LMCK	28,030	(1)(3)(4)(5)(6)(7)(8)(9)(11)(12)	12.6
	SIRI	847	(3)(10)	*	*

*                             Less than one percent

**                      Less than 1,000 shares

(1)                                 Includes 101,778 LMCA shares, 230,564 LMCB shares and 664,684 LMCK shares held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

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

(3)                                 Includes 612,907 shares of LMCA, 3,300,000 shares of LMCK and 267,141 shares of SIRI pledged to Fidelity Brokerage Services, LLC (Fidelity); 1,000,000 shares of LMCK pledged to Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch) and 7,500,000 shares of LMCK pledged to Bank of America (BoA) in connection with margin loan facilities extended by Fidelity, Merrill Lynch and BoA.

(4)                                 Includes 250,000 shares of LMCA and 410,000 shares of LMCK held by The Malone Family Land Preservation Foundation and 203,043 shares of LMCA held by The Malone Family Foundation, as to which shares Mr. Malone has disclaimed beneficial ownership.

(5)                                 Includes 490,597 shares of LMCB and 981,194 shares of LMCK held by a trust with respect to which Mr. Malone is the sole trustee and, with his wife, retains a unitrust interest in the trust.

(6)                                 Includes shares held in the Liberty Media 401(k) Savings Plan as follows:

LMCK
John C. Malone	530
Gregory B. Maffei	36,733
Richard N. Baer	6,736
Albert E. Rosenthaler	6,736
Christopher W. Shean	13,271
Total	64,006

(7)                     Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options exercisable within 60 days after February 29, 2016.

	LMCA	LMCK
M. Ian G. Gilchrist	851	—
Gregory B. Maffei	1,161,860	2,827,546
Evan D. Malone	2,688	5,432
Larry E. Romrell	2,688	5,432
Richard N. Baer	43,966	25,612
Albert E. Rosenthaler	33,163	106,378
Christopher W. Shean	100,833	243,120
Total	1,346,049	3,213,520

(8)                     Includes restricted shares, none of which has vested, and restricted stock units, which vest within 60 days after February 29, 2016, as follows:

	LMCA	LMCK
Robert R. Bennett	—	5,468
Brian M. Deevy	—	2,843
M. Ian G. Gilchrist	—	1,422
Gregory B. Maffei	—	33,527
Evan D. Malone	—	2,625
David E. Rapley	—	4,047
Larry E. Romrell	—	2,625
Andrea L. Wong	—	5,468
Richard N. Baer	9,686	19,372
Albert E. Rosenthaler	—	15,603
Christopher W. Shean	—	15,603
Total	9,686	108,603

(9)                     Includes 59,032 shares of LMCA and 118,065 shares of LMCK held by the Maffei Foundation, as to which shares Mr. Maffei has disclaimed beneficial ownership.

(10)              Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options exercisable within 60 days after February 29, 2016.

SIRI
Gregory B. Maffei	527,564
Evan D. Malone	39,938
Total	567,502

(11)              Includes 21,585 LMCA shares and 43,170 LMCK shares owned by Hilltop Investments, LLC, which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

(12)              Includes 247 shares of LMCA and 494 shares of LMCK held by the WJD Foundation, over which Mr. Deevy has sole voting power.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)	rights	in column (a))
Equity compensation plans approved by security holders:
Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015)			69,094,068	(1)
LMCA	22,449	$37.22
LMCB	—	—
LMCK	5,829,346	$35.85
Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015)			4,410,042	(1)
LMCA	—	—
LMCB	—	—
LMCK	48,670	$36.75
Liberty Media Corporation Transitional Stock Adjustment Plan			—	(2)
LMCA	2,337,418	$23.23
LMCB	—	—
LMCK	4,735,384	$22.92

Equity compensation plans not approved by security holders: None.
Total
LMCA	2,359,867
LMCB	—
LMCK	10,613,400
			73,504,110

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Our board of directors has determined that each of Robert R. Bennett, Brian M. Deevy, M. Ian G. Gilchrist, David E. Rapley, Larry E. Romrell and Andrea L. Wong qualifies as an independent director of our company. In making its determination with respect to Mr. Deevy, our board noted that he previously served as head of RBC Capital Markets’ Communications, Media & Entertainment Group until June 2015 and that RBC Capital Markets was providing services to Sirius XM during that time. The fees for these services are believed to be immaterial to RBC Capital Markets. Based on this review, our board determined that Mr. Deevy is independent of our company. Our board of directors also determined that Donne F. Fisher, who retired from our board of directors in June 2015, qualified as an independent director of our company during his service on our board.

Item 14.   Principal Accountant Fees and Services.

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2015 and 2014 and fees billed for other services rendered by KPMG LLP.

	2015 (1)	2014 (1)
Audit fees	$1,730,000	1,584,000
Audit related fees(2)	79,000	32,000

Audit and audit related fees	1,809,000	1,616,000
Tax fees(3)	456,000	548,000

Total fees	$2,265,000	2,164,000

(1)                                 Such fees with respect to 2015 and 2014 exclude audit fees, audit related fees and tax fees billed by KPMG LLP to Sirius XM for services rendered. Sirius XM is a separate public company and its audit fees, audit related fees, tax fees and all other fees (which aggregated $2,162,450 in 2015 and $2,005,000 in 2014) are reviewed and approved by the audit committee of the board of directors of Sirius XM.

(2)                                 Audit related fees consist of professional consultations with respect to accounting issues affecting our financial statements, reviews of registration statements and issuance of consents, due diligence related to potential business combinations and audits of financial statements of certain employee benefit plans.

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

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Brian M. Deevy currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Under our policy, any fees incurred by Sirius XM in connection with the provision of services by Sirius XM’s independent auditor are expected to be reviewed and approved by Sirius XM’s audit committee pursuant to Sirius XM’s policy regarding the pre-approval of all audit and permissible non-audit services provided by its independent auditor in effect at the time of such approval. Such approval by Sirius XM’s audit committee pursuant to its policy is deemed to be pre-approval of the services by our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2015 were approved in accordance with the terms of the policy.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(b)                                 Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION

Dated: April 28, 2016	By	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

EXHIBIT INDEX

31.3	Rule 13a-14(a)/15d-14(a) Certification*

31.4	Rule 13a-14(a)/15d-14(a) Certification*

*                 Filed herewith.