Form 10-Q
period 2016-03-31
Liberty Media Corp
filed 2016-05-09
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2016 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,276,938	9,870,966	222,735,331
Liberty Braves common stock	10,227,693	987,096	22,273,533
Liberty Media common stock	25,569,429	2,467,741	55,684,235

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$602	201
Trade and other receivables, net	244	247
Short term marketable securities (note 5)	61	15
Other current assets	257	228
Total current assets	1,164	691
Investments in available-for-sale securities and other cost investments (note 6)	560	533
Investments in affiliates, accounted for using the equity method (note 7)	1,120	1,115

Property and equipment, at cost	2,698	2,587
Accumulated depreciation	(748)	(708)
	1,950	1,879
Intangible assets not subject to amortization (note 8):
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 8)	1,080	1,097
Other assets	434	465
Total assets	$30,326	29,798

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2016	December 31, 2015
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$763	758
Current portion of debt	256	255
Deferred revenue	1,880	1,797
Other current liabilities	66	3
Total current liabilities	2,965	2,813
Long-term debt, including $998 million and $995 million measured at fair value at March 31, 2016 and December 31, 2015, respectively (note 9)	6,862	6,626
Deferred income tax liabilities	1,788	1,667
Other liabilities	626	561
Total liabilities	12,241	11,667
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,261,278 shares at March 31, 2016 and 102,193,688 shares at December 31, 2015	1	1
Series B Liberty common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,870,966 shares at March 31, 2016 and December 31, 2015	—	—
Series C Liberty common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 222,701,709 shares at March 31, 2016 and 222,482,377 shares December 31, 2015	2	2
Additional paid-in capital	78	—
Accumulated other comprehensive earnings (loss), net of taxes	(46)	(51)
Retained earnings	11,346	10,981
Total stockholders' equity	11,381	10,933
Noncontrolling interests in equity of subsidiaries	6,704	7,198
Total equity	18,085	18,131
Commitments and contingencies (note 10)
Total liabilities and equity	$30,326	29,798

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,009	907
Other revenue	195	174
Total revenue	1,204	1,081
Operating costs and expenses, including stock based compensation (note 3):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	252	213
Programming and content	85	62
Customer service and billing	97	92
Other	33	31
Subscriber acquisition costs	132	122
Other operating expense	47	30
Selling, general and administrative	201	202
Legal settlement, net (note 10)	(511)	—
Depreciation and amortization	87	84
	423	836
Operating income (loss)	781	245
Other income (expense):
Interest expense	(84)	(77)
Share of earnings (losses) of affiliates, net (note 7)	(12)	(37)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(8)	(28)
Other, net	7	2
	(97)	(140)
Earnings (loss) before income taxes	684	105
Income tax (expense) benefit	(257)	(86)
Net earnings (loss)	427	19
Less net earnings (loss) attributable to the noncontrolling interests	62	38
Net earnings (loss) attributable to Liberty stockholders	$365	(19)

Basic net earnings (loss) attributable to Liberty stockholders per common share (note 4)	$1.09	(0.06)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 4)	$1.08	(0.06)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Net earnings (loss)	$427	19
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	8	—
Share of other comprehensive earnings (loss) of equity affiliates	—	(7)
Other comprehensive earnings (loss)	8	(7)
Comprehensive earnings (loss)	435	12
Less comprehensive earnings (loss) attributable to the noncontrolling interests	65	38
Comprehensive earnings (loss) attributable to Liberty stockholders	$370	(26)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings	$427	19
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87	84
Stock-based compensation	34	44
Excess tax benefit from stock-based compensation	(73)	(14)
Share of (earnings) loss of affiliates, net	12	37
Realized and unrealized (gains) losses on financial instruments, net	8	28
Losses (gains) on dilution of investment in affiliate	2	1
Deferred income tax expense (benefit)	114	70
Other, net	3	6
Changes in operating assets and liabilities
Current and other assets	(23)	(22)
Payables and other liabilities	223	62
Net cash provided (used) by operating activities	814	315
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(11)	—
Cash proceeds from sale of investments	2	113
Proceeds (payments) on financial instruments, net	—	(17)
Capital expended for property and equipment	(67)	(64)
Purchases of short term investments and other marketable securities	(99)	(10)
Sales of short term investments and other marketable securities	53	136
Other investing activities, net	(3)	(14)
Net cash provided (used) by investing activities	(125)	144
Cash flows from financing activities:
Borrowings of debt	335	1,275
Repayments of debt	(111)	(658)
Repurchases of Liberty common stock	—	(58)
Subsidiary shares repurchased by subsidiary	(594)	(535)
Excess tax benefit from stock-based compensation	73	14
Taxes paid in lieu of shares issued for stock-based compensation	(4)	(16)
Other financing activities, net	13	10
Net cash provided (used) by financing activities	(288)	32
Net increase (decrease) in cash and cash equivalents	401	491
Cash and cash equivalents at beginning of period	201	681
Cash and cash equivalents at end of period	$602	1,172

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2016

	Stockholders' equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	1	—	2	—	(51)	10,981	7,198	18,131
Net earnings	—	—	—	—	—	—	365	62	427
Other comprehensive loss	—	—	—	—	—	5	—	3	8
Stock-based compensation	—	—	—	—	21	—	—	8	29
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(4)	—	—	—	(4)
Excess tax benefits on stock-based compensation	—	—	—	—	71	—	—	(1)	70
Issuance of stock upon exercise of stock options	—	—	—	—	4	—	—	—	4
Shares repurchased by subsidiary	—	—	—	—	(12)	—	—	(576)	(588)
Shares issued by subsidiary	—	—	—	—	(1)	—	—	1	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	9	9
Other	—	—	—	—	(1)	—	—	—	(1)
Balance at March 31, 2016	$—	1	—	2	78	(46)	11,346	6,704	18,085

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America. The significant subsidiaries include Sirius XM Holdings Inc. ("SIRIUS XM") and Braves Holdings, LLC ("Braves Holdings"). Our significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2015.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period.   We are currently evaluating the impact and timing of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. This guidance does not significantly change the previous lease guidance for how a lessee should account for leases. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this guidance on January 1, 2019. Companies are required to use a modified retrospective approach to adopt this guidance.  We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company currently does not plan to early adopt this new guidance and is evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method.

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, TripCo and Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, TripCo and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo and Liberty Broadband pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo and Liberty Broadband. Under these various agreements approximately $4 million and $3 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2016 and 2015, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index.

(2) Tracking Stocks

During November 2015, Liberty’s board of directors authorized management to pursue a recapitalization of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Media common stock and one to be designated as the Liberty SiriusXM common stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks.

The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016. Therefore, as of March 31, 2016 the Recapitalization had not been completed and the operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate. Information in the following footnotes has been presented by tracking stock groups to enhance the information provided to users of these financial statements.

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty Braves common stock trade under the symbols BATRA/B/K respectively, Series A, Series B and Series C Liberty Media common stock trade under the symbols LMCA/B/K, respectively, and Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively. Series A and Series C of each of the Liberty Braves common stock and the Liberty Media common stock trade on the Nasdaq Stock Market and Series B of each of these stocks trades on the OTC Markets. In addition, each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market.

In the Recapitalization, each issued and outstanding share of Liberty’s existing common stock was reclassified and exchanged for (a) 1 share of the corresponding series of Liberty SiriusXM common stock, (b) 0.1 of a share of the corresponding series of Liberty Braves common stock and (c) 0.25 of a share of the corresponding series of Liberty Media common stock on April 15, 2016. Cash was paid in lieu of the issuance of any fractional shares.

In addition, following the creation of the new tracking stocks, Liberty expects to distribute to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock. The record date, distribution date, and distribution ratio for the distribution of subscription rights have not been finalized. The Company expects to issue subscription rights to raise capital to repay the Intergroup Note (as defined below) and for working capital

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

purposes.  The subscription rights will enable the holders to acquire shares of Series C Liberty Braves common stock at a 20% discount to the volume weighted average trading price of the Series C Liberty Braves common stock. Liberty expects the subscription rights to be publicly traded, once the exercise price has been established and the rights offering to expire twenty trading days following its commencement. The rights offering is subject to various conditions.

Additionally, as a result of the Recapitalization, the Convertible Notes (note 9) will be convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty common stock has been reclassified (the “Securities Basket”). Furthermore, the Company is currently in discussions with the counterparties with regard to adjustments related to the Recapitalization to the outstanding Series A common stock warrants as well as the outstanding cash convertible note hedges and purchased call options.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash of $50 million and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Braves Group. Liberty attributed to the Liberty Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash of $50 million and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As of March 31, 2016, and December 31, 2015, $101 million and $31 million, respectively, was outstanding under the Intergroup Note. The Intergroup Note is expected to be repaid using proceeds from the proposed subscription rights offering (as described in more detail below).  Any remaining proceeds from the rights offering will be attributed to the Liberty Braves Group.

The Liberty Media common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Media Group. Liberty attributed to the Liberty Media Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the Intergroup Note, the recovery received in connection with the Vivendi lawsuit, cash, a 20% interest in the Liberty Braves Group as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

In connection with the Recapitalization, all outstanding Awards with respect to Liberty common stock (“Liberty Awards”) will be adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Award received new corresponding equity awards relating to shares of one or more of Liberty SiriusXM common stock (a “Liberty Sirius XM Award”), Liberty Braves common stock (a “Liberty Braves Award”) and Liberty Media common stock (a “Liberty Media Award”) (collectively, the “Adjusted Liberty Awards”).

The exercise prices and number of shares subject to the Adjusted Liberty Awards will be determined based on 1) the exercise prices and number of shares subject to the Liberty Award, 2) the distribution ratios, 3) the pre-Recapitalization trading price of Liberty common stock and 4) the post-Recapitalization trading prices of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock, such that all of the pre-Recapitalization intrinsic value of the Liberty Awards was allocated among the Adjusted Liberty Awards.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended
	March 31,
	2016	2015
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	4
Customer service and billing	1	1
Other	1	2
Other operating expense	3	4
Selling, general and administrative	25	33
	$34	44

During the three months ended March 31, 2016, the Company granted a total of approximately 785 thousand options to purchase shares of Series C common stock. A portion of the options granted was comprised of 10 thousand options with a weighted average grant-date fair value (“GDFV”) of $8.33 per share that vest semi-annually over 4 years.

In connection with our CEO’s employment agreement, Liberty granted approximately 775 thousand options of Series C common stock and 39 thousand performance-based restricted stock units of Series C common stock. Such options and restricted stock units had a grant-date fair value of $8.91 per share and $37.76 per share, respectively. These options mainly vest on December 31, 2016, and the performance-based restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company did not grant any options to purchase Series A or Series B common stock during the three months ended March 31, 2016.

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

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	2,360	$23.36
Granted	—	$—
Exercised	(159)	$22.73
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2016	2,201	$23.40	2.9	years	$34
Exercisable at March 31, 2016	2,117	$23.29	2.8	years	$32

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	10,613	$30.09
Granted	785	$37.66
Exercised	(369)	$22.51
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2016	11,029	$30.88	5.0	years	$81
Exercisable at March 31, 2016	4,960	$25.17	3.3	years	$64

As of March 31, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $62 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of March 31, 2016, Liberty reserved 13.2 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM - Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the three months ended March 31, 2016. As of March 31, 2016, SIRIUS XM has approximately 334 million options outstanding of which approximately 116 million are exercisable, each with a weighted-average exercise price per share of $3.28 and $2.43, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of March 31, 2016 is $226 million and $176 million, respectively. The stock-based compensation expense related to SIRIUS XM was $24 million and $37 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $227 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.6 years.

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

Series A, Series B and Series C Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Common Stock
	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
	numbers of shares in millions
Basic EPS	335	342
Potentially dilutive shares	2	3
Diluted EPS	337	345

Excluded from diluted EPS for the three months ended March 31, 2016 are 24 million potential common shares because their inclusion would be antidilutive.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2016			December 31, 2015
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$441	441	—	68	68	—
Short term marketable securities	$61	61	—	15	15	—
Available-for-sale securities	$497	451	46	474	425	49
Financial instrument assets	$204	—	204	232	—	232
Debt	$998	—	998	995	—	995

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Fair Value Option Securities	$24	(31)
Cash convertible notes (a)	(3)	—
Change in fair value of bond hedges (a)	(28)	8
Other derivatives (b)	(1)	(5)
	$(8)	(28)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(b)

Derivatives are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. Prior to the contract’s original expiration during March 2015, the Company extended the contract through October 15, 2015 with the expiration to occur on the sixtieth day following the completion of the counterparty’s initial hedge, which was November 27, 2015 and settlement occurred on December 2, 2015. The counterparty acquired the maximum number of Live Nation shares of common stock at a volume weighted average share price of $24.93 per share during September 2015. Liberty settled the contract for $396 million paid to the counterparty.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	March 31,	December 31,
	2016	2015
	amounts in millions
Liberty SiriusXM Group
Other AFS and cost investments	$—	—
Total attributed Liberty Sirius Group	—	—

Liberty Braves Group
Other AFS and cost investments	8	8
Total attributed Liberty Braves Group	8	8

Liberty Media Group
Fair Value Option Securities
Time Warner, Inc. (a)	309	275
Viacom, Inc. (b)	76	76
Other equity securities	66	74
Other debt securities	23	25
Total Fair Value Option Securities	474	450
AFS and cost investments
Live Nation debt securities	24	24
Other AFS and cost investments	54	51
Total AFS and cost investments	78	75
Total attributed Liberty Media Group	552	525

Consolidated Liberty	$560	533

(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of March 31, 2016.
(b)	During the three months ended March 31, 2015, Liberty sold 1.3 million shares of Viacom common stock for approximately $86 million in proceeds.

Unrealized Holding Gains and Losses

There were no unrealized holding gains and losses related to investments in AFS securities as of March 31, 2016 or December 31, 2015.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2016 and the carrying amount at December 31, 2015:

	March 31, 2016			December 31, 2015
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	37%	$169	$168	153
Total Liberty SiriusXM Group			168	153

Liberty Braves Group
Other	various	NA	52	39
Total Liberty Braves Group			52	39

Liberty Media Group
Live Nation (a)	35%	$1,554	745	764
Other	various	NA	155	159
Total Liberty Media Group			900	923
Consolidated Liberty			$1,120	1,115

(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of March 31, 2016.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$7	(7)
Total Liberty SiriusXM Group	7	(7)

Liberty Braves Group
Other	2	2
Total Liberty Braves Group	2	2

Liberty Media Group
Live Nation	(17)	(18)
Other	(4)	(14)
Total Liberty Media Group	(21)	(32)
Consolidated Liberty	$(12)	(37)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Canada

SIRIUS XM has entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The various license and services agreements with SIRIUS XM Canada will expire in 2017 and 2020. SIRIUS XM receives a percentage based royalty of 10% and 15% for certain types of subscription revenue earned by SIRIUS XM Canada for the distribution of Sirius and XM platforms, respectively, royalties for activation fees and premium services and reimbursement for other charges. At March 31, 2016, SIRIUS XM has approximately $3 million and $10 million in current and noncurrent related party liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet.  Additionally, SIRIUS XM has approximately $5 million in current related party assets at March 31, 2016 due to activation fees and programming and chipset costs for which SIRIUS XM Canada reimburses SIRIUS XM that are recorded in other current assets in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $10 million and $14 million in revenue for the three months ended March 31, 2016 and 2015, respectively, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.  SIRIUS XM Canada declared dividends to SIRIUS XM of $4 million during each of the three months ended March 31, 2016 and 2015.

(8)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the three months ended March 31, 2016.

Intangible Assets Subject to Amortization

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(194)	644	838	(179)	659
Licensing agreements	316	(88)	228	316	(81)	235
Other	630	(422)	208	609	(406)	203
Total	$1,784	(704)	1,080	1,763	(666)	1,097

Amortization expense for intangible assets with finite useful lives was $39 million and $32 million for the three months ended March 31, 2016 and 2015, respectively. Based on its amortizable intangible assets as of March 31, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2016	$132
2017	$168
2018	$115
2019	$108
2020	$104

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2016	2016	2015
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
Margin Loans	$250	250	250
Subsidiary notes and loans:
SIRIUS XM 5.875% Senior Notes due 2020	650	645	645
SIRIUS XM 5.75% Senior Notes due 2021	600	596	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	406	406
SIRIUS XM 4.25% Senior Notes due 2020	500	496	496
SIRIUS XM 4.625% Senior Notes due 2023	500	496	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,485	1,485
SIRIUS XM 5.375% Senior Notes due 2025	1,000	990	989
SIRIUS XM Credit Facility	600	600	340
SIRIUS XM leases	18	18	13
Less deferred financing costs	(7)	(7)	(7)
Total Liberty SiriusXM Group	6,011	5,975	5,709
Liberty Braves Group
Subsidiary notes and loans:
Notes and loans	115	115	147
Less deferred financing costs	(7)	(7)	(8)
Total Liberty Braves Group	108	108	139
Liberty Media Group
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	1,000	998	995
Other	37	37	38
Total Liberty Media Group	1,037	1,035	1,033
Total debt	$7,156	7,118	6,881
Less debt classified as current		(256)	(255)
Total long-term debt		$6,862	6,626

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.  The initial conversion rate for the Convertible Notes was 5.5882 shares of Series A Liberty common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $178.95 per share of Series A Liberty common stock.  During the year ended December 31, 2014, in connection with the issuance of Series C Liberty common stock and the Broadband Spin-Off, as discussed in note 1, the conversion rate was

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

adjusted to 21.0859 shares of Series A common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Series A Liberty common stock. Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending December 31, 2013, if the last reported sale price of Series A Liberty common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (2) during the five business‑day period after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of Series A Liberty common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate transactions.  Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of March 31, 2016, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met.

As a result of the Recapitalization, as discussed in note 2, the Convertible Notes will be convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty common stock has been reclassified (the “Securities Basket”). The supplemental indenture  entered into on April 15, 2016 in connection with the Recapitalization amends the conversion, adjustment and other provisions of the indenture to give effect to the Recapitalization and provides that the conversion consideration due upon conversion of any Convertible Note shall be determined as if references in the indenture to one share of Series A Liberty common stock were instead a reference to the Securities Basket, initially consisting of 0.10 of a share of Series A Liberty Braves common stock, 1.0 share of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Media common stock.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction covered approximately 5,588,200 shares of Series A Liberty common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the number of shares of Series A Liberty common stock initially underlying the Convertible Notes.  The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of $178.95 per share of Series A Liberty common stock, which corresponded to the initial conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Series C Liberty common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Series A Liberty common stock and the strike price was adjusted to $47.43 per share of Series A Liberty common stock, which corresponds to the adjusted conversion price of the Convertible Notes. The Company is currently in discussions with the counterparties with regard to adjustments related to the Recapitalization to the outstanding Series A common stock warrants, as well as the number of shares covered by the Bond Hedge Transaction. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets, at cost, net of accumulated amortization as of March 31, 2016 and December 31, 2015 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

The Convertible Notes and Bond Hedge Transaction were attributed to the Liberty Media Group in the Recapitalization.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Margin Loans

During October 2015, Liberty refinanced a margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $1 billion undrawn line of credit, which is scheduled to mature on October 25, 2016. Shares of SIRIUS XM and Live Nation common stock are pledged as collateral pursuant to this agreement.  The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Borrowings outstanding under this margin loan bore interest at a rate of 1.38% per annum at March 31, 2016. Other terms of the agreement were substantially similar to the previous arrangement. As of March 31, 2016, availability under the revolving line of credit was $1 billion.

As of March 31, 2016, the values of shares pledged as collateral pursuant to the $1.25 billion margin loan due 2016 is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	March 31, 2016	March 31, 2016
	amounts in millions
SIRIUS XM	145.4	$574
Live Nation	4.2	$95

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. In June 2015, SIRIUS XM amended the agreement to increase the total borrowing capacity under the Credit Facility to $1,750 million and to extend the maturity to June 2020. The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which as of March 31, 2016 was 0.30% per annum and is payable on a quarterly basis.

As of March 31, 2016, availability under the Credit Facility was $1,150 million.

Braves Holdings Notes

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark.  The new facility is expected to cost approximately $672 million and Braves Holdings expects to spend approximately $50 million in other costs and equipment related to the new ballpark.  Funding for the ballpark will be split between Braves Holdings, Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority. Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County (collectively the “Authority”) will be responsible for funding $392 million of ballpark related construction and Braves Holdings will be responsible for remainder of cost, including cost overruns.  Cobb-Marietta Coliseum and Exhibit Hall Authority issued $368 million in bonds during September 2015. Braves Holdings received $103 million of the bond proceeds during September 2015 as reimbursement for project costs paid for by Braves Holdings prior to the funding of the bonds. Funding for ballpark initiatives by Braves Holdings has come from cash reserves and utilization of two credit facilities. Additionally, during September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan bears interest at LIBOR plus an applicable spread between 1.50% and 1.75%

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(based on the debt service coverage ratio) per annum and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. The interest rate on the Braves Term Loan was 1.68% as of March 31, 2016. The Braves Term Loan is scheduled to mature during September 2020. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $250 million to $75 million for a total capacity under the credit facilities of $175 million. As of March 31, 2016, the weighted average interest rate on the credit facilities was 1.71%. As of March 31, 2016, Braves Holdings has borrowed approximately $115 million under the Braves Term Loan and two facilities.

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

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The estimated cost for mixed-use development is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $490 million, which Braves Holdings intends to fund through a mix of approximately $200 million in equity and $290 million in new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. All of the facilities were undrawn as of March 31, 2016. The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options. Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with step-downs upon lease of the mixed use facilities at the completion of construction. As discussed in note 6, 464 thousand Time Warner, Inc. shares were pledged as collateral to these facilities. The fair value of the shares pledged as of March 31, 2016 was $34 million.

As of March 31, 2016, approximately $326 million has been spent to-date on the baseball facility, of which approximately $250 million of funding has been provided by the Authority, and $130 million has been spent to date on the mixed-use development.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM and Braves Holdings are in compliance with all debt covenants as of March 31, 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2016
SIRIUS XM 5.875% Senior Notes due 2020	$681
SIRIUS XM 5.75% Senior Notes due 2021	$629
SIRIUS XM 5.25% Senior Secured Notes due 2022	$420
SIRIUS XM 4.25% Senior Notes due 2020	$510
SIRIUS XM 4.625% Senior Notes due 2023	$493
SIRIUS XM 6% Senior Notes due 2024	$1,576
SIRIUS XM 5.375% Senior Notes due 2025	$1,019

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at March 31, 2016.

(10)   Commitments and Contingencies

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2016 aggregated $273 million, which is payable as follows: $75 million in 2016, $54 million in 2017, $50 million in 2018, $41 million in 2019 and $53 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants.  On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal.  Vivendi has filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit. During the first quarter of 2016, Liberty entered into a settlement with Vivendi which resulted in a $775 million payment to settle all claims related to the dispute described above. Following the payment of a contingency fee to our legal counsel, as well as amounts payable to Liberty Global plc, an additional plaintiff in the action, Liberty recognized a net pre-tax gain on the legal settlement of approximately $511 million. This settlement resulted in a dismissal of all appeals and mutual releases of the parties.

SIRIUS XM is a defendant in several purported class action suits that allege that SIRIUS XM, or call center vendors acting on its behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent. In one of the actions, the plaintiff alleges that SIRIUS XM violated the TCPA’s call time restrictions, and in one of the other actions, the plaintiff also alleges that SRIUS XM violated the TCPA’s do not call restrictions. These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla), and are described in Part I, Item 3., Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.

On April 5, 2016, SIRIUS XM entered into a memorandum of understanding to settle these purported class action suits.  The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones.  As part of this settlement, SIRIUS XM will agree to pay $35 million in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge, and to enter into agreements to make modifications to the system architecture of certain of SIRIUS XM’s call center vendors.  The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.

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

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers.  The outcome of this matter is inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the business, financial condition, results of operations, or cash flows. At this point SIRIUS XM cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but SIRIUS XM believes it has substantial defenses to the claims asserted and intends to defend this action vigorously.

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

SIRIUS XM recognized $108 million in June 2015 for the portion of the $210 million Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during June 2015. The $108 million has been excluded from Adjusted OIBDA as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. During the remainder of 2015, SIRIUS XM recognized approximately $19 million to Revenue share and royalties with respect to the Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. SIRIUS XM recognized approximately $10 million to Revenue share and royalties within the unaudited condensed consolidated statement of operations with respect to the Capitol Records lawsuit settlement during the three months ended March 31, 2016 related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. Of the remaining $73 million of the settlement, approximately $30 million and $43 million will be amortized to Revenue share and royalties within the unaudited condensed consolidated statement of operations over the future service period during the years ended December 31, 2016 and 2017, respectively.

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

For the three months ended March 31, 2016, the Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.

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

Performance Measures

	Three months ended March 31,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,200	439	1,076	404
Total Liberty SiriusXM Group	1,200	439	1,076	404
Liberty Braves Group
Corporate and other	4	(36)	5	(21)
Total Liberty Braves Group	4	(36)	5	(21)
Liberty Media Group
Corporate and other	—	(12)	—	(10)
Total Liberty Media Group	—	(12)	—	(10)
	$1,204	391	1,081	373

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2016
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$26,983	168	30
Total Liberty SiriusXM Group	26,983	168	30
Liberty Braves Group
Corporate and other	999	52	37
Total Liberty Braves Group	999	52	37
Liberty Media Group
Corporate and other	2,346	900	—
Total Liberty Media Group	2,346	900	—
Elimination	(2)	—	—
Consolidated Liberty	$30,326	1,120	67

The following table provides a reconciliation of segment Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$391	373
Legal settlement, net (note 10)	511	—
Stock-based compensation	(34)	(44)
Depreciation and amortization	(87)	(84)
Interest expense	(84)	(77)
Share of earnings (losses) of affiliates, net	(12)	(37)
Realized and unrealized gains (losses) on financial instruments, net	(8)	(28)
Other, net	7	2
Earnings (loss) from continuing operations before income taxes	$684	105

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

•	changes in the nature of key strategic relationships with partners, vendors and joint ventures;
•	general economic and business conditions and industry trends including the current economic downturn;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	impairments of third-party intellectual property rights;
•	our indebtedness could adversely affect the operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;

•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	capital spending for the acquisition and/or development of telecommunications networks and services;
•	our ability to successfully complete a proposed rights offering with holders of Liberty Braves common stock;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is also our principal reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings") and corporate expenses. Braves Holdings owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs.

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

As discussed in note 2 the accompanying condensed consolidated financial statements, on April 15, 2016, Liberty completed a reclassification of the Company’s common stock into three new tracking stock groups, one designated as the Liberty Braves common stock, one designated as the Liberty Media common stock and one designated as the Liberty SiriusXM common stock (the “Recapitalization”). As the Recapitalization had not been completed as of March 31, 2016, the operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate. Information herein has been presented among the tracking stock groups to enhance the information provided to users of these financial statements.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash of $50 million and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

The term "Liberty Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash of $50 million and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As of March 31, 2016, and December 31, 2015, $101 million and $31 million, respectively, was outstanding under the Intergroup Note. Liberty also intends to issue subscription rights to acquire shares of Series C Liberty Braves tracking stock to raise capital to repay the Intergroup Note and for working capital purposes.  The subscription rights will enable the holders to acquire shares of Series C Liberty Braves tracking stock at a 20% discount to the volume weighted average trading price of the Series C Liberty Braves tracking stock. Liberty expects the subscription rights to be publicly traded, once the exercise price has been established and the rights offering to expire twenty trading days following its commencement. The rights offering is subject to various conditions. Any remaining proceeds from the rights offering will be attributed to the Liberty Braves Group.

The term "Liberty Media Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty Media Group is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Liberty Braves Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the Intergroup Note, the recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments.  Following the creation of the tracking stocks, the Liberty Media Group also holds an approximate 20% inter-group interest in the Liberty Braves Group.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,200	1,076
Total Liberty SiriusXM Group	1,200	1,076
Liberty Braves Group
Corporate and other	4	5
Total Liberty Braves Group	4	5
Liberty Media Group
Corporate and other	—	—
Total Liberty Media Group	—	—
Consolidated Liberty	$1,204	1,081

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$439	404
Total Liberty SiriusXM Group	439	404
Liberty Braves Group
Corporate and other	(36)	(21)
Total Liberty Braves Group	(36)	(21)
Liberty Media Group
Corporate and other	(12)	(10)
Total Liberty Media Group	(12)	(10)
Consolidated Liberty	$391	373

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$336	290
Total Liberty SiriusXM Group	336	290
Liberty Braves Group
Corporate and other	(43)	(26)
Total Liberty Braves Group	(43)	(26)
Liberty Media Group
Corporate and other	488	(19)
Total Liberty Media Group	488	(19)
Consolidated Liberty	$781	245

Revenue.    Our consolidated revenue increased $123 million for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase was primarily due to revenue growth at SIRIUS XM ($124 million for the three months ended March 31, 2016).  The increase in revenue at SIRIUS XM was partially offset by a $1 million decline in revenue from Braves Holdings during the three months ended March 31, 2016 as compared to the corresponding period in the prior year. See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings, including a discussion of the SIRIUS XM and Braves Holdings results on a comparative basis.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA improved $18 million for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA was due to an increase in SIRIUS XM Adjusted OIBDA of $35 million for the three months ended March 31, 2016, partially offset by a decrease in Braves Holdings Adjusted OIBDA of $15 million and a decrease in corporate and other Adjusted OIBDA of $2 million for the three months ended March 31, 2016. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

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

We recorded $34 million and $44 million of stock compensation expense for the three months ended March 31, 2016 and 2015, respectively. The decrease in stock compensation expense is primarily due to a decrease in SIRIUS XM stock compensation expense. Upon acquisition of a controlling interest in SIRIUS XM, we recorded an adjustment to increase SIRIUS XM’s unvested stock compensation to fair value and amortized this adjustment through December 31, 2015. SIRIUS XM stock compensation expense in the prior year included $18 million of this purchase price amortization expense. This decrease was partially offset by increases in stock compensation expense recognized by SIRIUS XM,  Braves Holdings and Liberty during the period.  As of March 31, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $62 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.  Additionally, as of March 31, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $227 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.6 years.

Operating income.    Our consolidated operating income increased $536 million for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase is primarily due to the net $511 Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 10 of the accompanying condensed consolidated financial statements. The increase is also due to improved operating results at SIRIUS XM, partially offset by a decline in Braves Holdings results during the period.  See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(81)	(73)
Liberty Braves Group	—	—
Liberty Media Group	(3)	(4)
Consolidated Liberty	$(84)	(77)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$7	(7)
Liberty Braves Group	2	2
Liberty Media Group	(21)	(32)
Consolidated Liberty	$(12)	(37)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$—	—
Liberty Braves Group	—	—
Liberty Media Group	(8)	(28)
Consolidated Liberty	$(8)	(28)

Other, net
Liberty SiriusXM Group	$1	—
Liberty Braves Group	—	—
Liberty Media Group	6	2
Consolidated Liberty	$7	2

	$(97)	(140)

Interest expense.    Consolidated interest expense increased $7 million for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase was primarily due to an increase in the average amount of SIRIUS XM and other subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$7	(7)
Total Liberty SiriusXM Group	7	(7)

Liberty Braves Group
Other	2	2
Total Liberty Braves Group	2	2

Liberty Media Group
Live Nation	(17)	(18)
Other	(4)	(14)
Total Liberty Media Group	(21)	(32)
Consolidated Liberty	$(12)	(37)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Fair Value Option Securities	$24	(31)
Cash convertible notes	(3)	—
Change in fair value of bond hedges	(28)	8
Other derivatives	(1)	(5)
	$(8)	(28)

The gain on Fair Value Option Securities is primarily due to improvements in market values for Liberty's public portfolio during the three months ended March 31, 2016.

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

The unrealized loss on other derivatives for the three months ended March 31, 2015 is primarily due to losses on the forward contract on Live Nation shares (see note 5 in the accompanying condensed consolidated financial statements).

Other, net.  Other, net gain for the three months ended March 31, 2016 is primarily due to interest income and the gain on sale of certain fixed assets.

Income taxes.  We had income tax expense for the three months ended March 31, 2016 and 2015 of $257 million and $86 million, respectively. Tax expense for the three months ended March 31, 2016 was higher than the federal tax rate of 35% due to the effect of state income taxes. Tax expense for the three months ended March 31, 2015 was higher than the federal tax rate of 35% due to the effect of a tax law change in the District of Columbia (“D.C.”) during the first quarter of 2015 which reduced the allocation of SIRIUS XM’s taxable income in D.C.  As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in an increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.

Net earnings.  We had net earnings of $427 million for the three months ended March 31, 2016 and $19 million for the three months ended March 31, 2015. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2016, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of March 31, 2016 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Sirius XM	$102	—
Corporate and other	$500	440

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

	Three months ended
	March 31,
	2016	2015
Cash Flow Information	amounts in millions
Sirius XM cash provided (used) by operating activities	$362	310
Liberty cash provided (used) by operating activities	452	5
Net cash provided (used) by operating activities	$814	315
Sirius XM cash provided (used) by investing activities	$(34)	(34)
Liberty cash provided (used) by investing activities	(91)	178
Net cash provided (used) by investing activities	$(125)	144
Sirius XM cash provided (used) by financing activities	$(338)	58
Liberty cash provided (used) by financing activities	50	(26)
Net cash provided (used) by financing activities	$(288)	32

Liberty's primary use of cash during the three months ended March 31, 2016 (excluding SIRIUS XM's uses of cash) was the purchase of approximately $46 million short term marketable securities, net of sales of short-term marketable securities and $37 million capital expenditures related to the construction of the new Braves Holdings ballpark facility and adjacent mixed-use complex which were funded through the use of cash on hand. SIRIUS XM's primary use of cash was the repurchase of outstanding SIRIUS XM common stock.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand.

The projected uses of Liberty's cash (excluding SIRIUS XM’s uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans, capital expenditures (including the new Braves Holdings ballpark facility and adjacent mixed-use complex, discussed below), settlement of derivative obligations and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, borrowing capacity under margin loans and outstanding credit facilities and proceeds from the proposed rights offering with holders of Liberty Braves common stock.  Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. SIRIUS XM's uses of cash are expected to be the payment of debt service costs on outstanding debt, capital expenditures, working capital requirements, legal settlements, the repurchases of its common stock in accordance with its approved share buyback program and strategic opportunities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Braves Holdings’ estimated capital expenditures for the remainder of 2016 include approximately $550 million for the construction of a new ballpark facility and adjacent mixed-use complex, excluding amounts to be paid for by the Authority. See note 9 in the accompanying condensed consolidated financial statements for further details. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations, borrowing capacity under outstanding term loans and credit facilities and proceeds from the proposed rights offering with holders of Liberty Braves common stock.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

SIRIUS XM Holdings Inc.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.  SIRIUS XM is also a leader in providing connected vehicle services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  Subscribers and subscription-based revenues and expenses associated with its connected vehicle services are not included in the subscriber count.  SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which SIRIUS XM acquires the majority of its subscribers.  SIRIUS XM also acquires subscribers through the marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM services.  Additionally, SIRIUS XM distributes its radios through retailers online and at locations nationwide and through its website.  Satellite radio services are also offered to customers of certain daily rental car companies.  SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly plan.  SIRIUS XM offers discounts for prepaid, longer term subscription plans, as well as multiple subscription discounts.  SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic and data services.  SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of March 31, 2016, SIRIUS XM had approximately 30 million subscribers, which is an increase of approximately 1% from 29.6 million subscribers as of December 31, 2015. Of the 30 million subscribers at March 31, 2016, approximately 24.6 million were self-pay subscribers and approximately 5.4 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current and prior periods for a discussion of the operations of SIRIUS XM.  For the three months ended March 31, 2016 and 2015, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of March 31, 2016, there is an approximate 37% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended
	March 31,
	2016 (1)	2015(1)
	amounts in millions
Subscriber revenue	$1,010	911
Other revenue	191	170
Total revenue	1,201	1,081
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties	(252)	(213)
Programming and content	(81)	(69)
Customer service and billing	(96)	(92)
Other	(32)	(29)
Subscriber acquisition costs	(132)	(122)
Other operating expenses	(16)	(13)
Selling, general and administrative expenses	(152)	(145)
Adjusted OIBDA	440	398
Stock-based compensation	(24)	(19)
Depreciation and amortization	(68)	(65)
Operating income	$348	314

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 11% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase was primarily attributable to an increase in the daily weighted average number of subscribers and increases in certain of SIRIUS XM’s self-pay subscription rates, partially offset by subscription discounts and limited channel plans offered through customer acquisition and retention programs.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three months ended March 31, 2016, other revenue increased approximately 12% as compared to the corresponding prior year period.  The most significant change in other revenue was the result of an increase in revenue from the U.S. Music Royalty Fee due to higher subscriber volumes on the rate which was increased during the first quarter of 2015 along with an increase in subscribers. Furthermore, advertising revenue increased due to a greater number of advertising spots sold and transmitted along with increased rates per spot. Equipment revenue increased due to higher sales to distributors and increased royalties from OEM production, partially offset by lower royalty rates.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 18% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase was primarily due to greater revenue subject to royalty and revenue sharing agreements and a 5% increase in the statutory royalty rate for the performance of sound recordings.

Additionally, revenue share and royalties for the three months ended March 31, 2016 includes $10 million attributable to the amortization in connection with the Capitol Records lawsuit settlement.
•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 17% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase for the three month period resulted from the addition of new and renewed programming licenses as well as increased consulting and personnel related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense increased 4% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase in costs was primarily due to costs associated with a higher subscriber base driving increased call center costs, transaction fees and bad debt expense.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services increased 10% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase was primarily due to transmission costs associated with SIRIUS XM’s connected vehicle services as well as higher sales to distributors.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three months ended March 31, 2016, subscriber acquisition costs increased approximately 8% as compared to the corresponding period in the prior year. Increased costs related to a larger number of satellite radio installations in new vehicles, partially offset by improved OEM and chipset subsidy rates per vehicle.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the three months ended March 31, 2016 other operating expense increased 23% as compared to the corresponding period in the prior year. The increase was driven primarily by higher personnel costs.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2016, selling, general and administrative expense increased 5% as compared to the corresponding period in the prior year.  The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials as well as higher personnel and consulting costs, partially offset by lower litigation costs.

Stock-based compensation increased 26% during the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted since March 31, 2015 and vested during the current period.

Depreciation and amortization increased 5% during the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The increase is primarily due to additional software placed in service during the period.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016
	As		As
	reported	Purchase	reported
	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,010	(1)	1,009
Other revenue	191	—	191
Total revenue	1,201	(1)	1,200
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(461)	—	(461)
Subscriber acquisition costs	(132)	—	(132)
Other operating expenses	(16)	—	(16)
Selling, general and administrative expenses	(152)	—	(152)
Adjusted OIBDA	440	(1)	439
Stock-based compensation	(24)	—	(24)
Depreciation and amortization	(68)	(11)	(79)
Operating income	$348	(12)	336

	Three months ended March 31, 2015
	As		As
	reported	Purchase	reported
	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$911	(4)	907
Other revenue	170	(1)	169
Total revenue	1,081	(5)	1,076
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(403)	11	(392)
Subscriber acquisition costs	(122)	—	(122)
Other operating expenses	(13)	—	(13)
Selling, general and administrative expenses	(145)	—	(145)
Adjusted OIBDA	398	6	404
Stock-based compensation	(19)	(18)	(37)
Depreciation and amortization	(65)	(12)	(77)
Operating income	$314	(24)	290

Braves Holdings.   Braves Holdings is our wholly owned subsidiary that indirectly owns and operates the Atlanta Braves Major League Baseball club and five minor league baseball clubs (the Gwinnett Braves, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). Braves Holdings also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy. Braves Holdings has exclusive operating rights to Turner Field, the home stadium of the Atlanta Braves, until December 31, 2016 pursuant to an Operating Agreement with the Atlanta Fulton County Recreation Authority. Effective for the 2017 season, the Braves are expected to relocate into a new ballpark located in Cobb County, a suburb of Atlanta. The facility will be leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority and will offer a range of activities and eateries for fans. Braves Holdings is participating in the construction of the new stadium and an adjacent mixed-use development project, which we refer to as the Development Project.

Braves Holdings’ stand alone operating results were as follows:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Total revenue	4	5
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(28)	(13)
Selling, general and administrative expenses	(12)	(13)
Adjusted OIBDA	(36)	(21)
Stock-based compensation	(2)	—
Depreciation and amortization	(5)	(5)
Operating income	$(43)	(26)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three months ended March 31, 2016, revenue decreased $1 million as compared to the corresponding prior year period.  The decline in revenue was primarily due to a non-recurring disbursement of approximately $2 million received from MLB during the three months ended March 31, 2015.

Other operating expense primarily includes costs associated with baseball and stadium operations. For the three months ended March 31, 2016 other operating expense increased $15 million as compared to the corresponding period in the prior year. The increase was driven primarily by the acceleration of approximately $11 million player salary expense as a result of released and injured players during the current period. Additionally, Braves Holdings made the decision to operate its retail operations in-house during the current year which increased operating expenses primarily due to additional staff positions related to the retail operations. Lastly, certain concessions expenses were incurred during the current period associated with the Braves Holdings’ new concessions operator for the 2016 season.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three months ended March 31, 2016, selling, general and administrative expense decreased 8% as compared to the corresponding period in the prior year. The decrease was primarily due to lower marketing and advertising expenses during the current period.

Stock-based compensation increased $2 million during the three months ended March 31, 2016 as compared to the corresponding period in the prior year. As the Braves Holdings three-year stock compensation plan was approved during May 2015, no stock compensation expense was recognized during the three months ended March 31, 2015. The stock-based compensation expense during the three months ended March 31, 2016 is attributable to awards vested during the current period.

Depreciation and amortization remained flat during the three months ended March 31, 2016 as compared to the corresponding period in the prior year.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$850	2.4%	$5,168	5.5%
Liberty Braves Group	$115	1.7%	$—	—%
Liberty Media Group	$—	—%	$1,037	1.4%

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

At March 31, 2016, the fair value of our AFS equity securities was $497 million. Had the market price of such securities been 10% lower at March 31, 2016, the aggregate value of such securities would have been approximately $50 million lower.  Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at March 31, 2016 the aggregate value of such securities would have been $155 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Telephone Consumer Protection Act Suits

SIRIUS XM is a defendant in several purported class action suits that allege that SIRIUS XM, or call center vendors acting on its behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that SIRIUS XM violated the TCPA’s call time restrictions and in one of the other actions the plaintiff also alleges that SIRIUS XM violated the TCPA’s do not call restrictions. These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla), and are described in Part I, Item 3., Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.

On April 5, 2016, SIRIUS XM entered into a memorandum of understanding to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, SIRIUS XM will agree to pay $35 million in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge, and to enter into agreements to make modifications to the system architecture of certain call center vendors.  The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.

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

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Additional information concerning the action is publicly available in filings under the docket numbers. The amount of loss or range of loss, that is reasonably possible is not reasonably estimable. The outcome of this matter is inherently unpredictable and subject to significant uncertainties, many of which are beyond SIRIUS XM’s control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect its business, financial condition, results of operations, or cash flows.

Item 1A.Risk Factors

The risks described below supplement and supersede the risks described in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016. The risks described below and elsewhere in this quarterly report are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Risk Factors Related to Our Company, the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group

The risks described below apply to our company and to the businesses and assets attributed to the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.   At March 31, 2016, our only wholly-owned consolidated subsidiary is Braves Holdings, LLC (“Braves Holdings”), which, due to its size and nature, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Although we received a distribution of approximately $300 million in cash from Liberty Broadband Corporation (“Liberty Broadband”) in connection with Liberty’s spin-off of Liberty Broadband in November 2014 (the “Broadband Spin-Off”), that was a one-time distribution and no further cash will be accessible from Liberty Broadband. In addition, although we began consolidating SIRIUS XM Holdings Inc. (“SIRIUS XM”) in the first quarter of 2013, we do not have ready access to the cash flow of SIRIUS XM due to SIRIUS XM being a separate public company and the presence of a significant non-controlling interest. Hence, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

Rapid technological advances could render the products and services offered by the businesses attributed to one or more of our groups obsolete or non-competitive.    Our businesses and investments attributed to each group, including, for example, SIRIUS XM and Live Nation Entertainment, Inc. (“Live Nation”), must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These businesses must be able to incorporate new technologies into their products and services in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers thereby adversely impacting revenue, operating income and net income of our company and the businesses attributed to one or more of our groups.

The business of SIRIUS XM depends in significant part on the operation of its satellites.   As a satellite radio broadcaster, SIRIUS XM’s business depends on the lives and proper operation of its satellites. The lives of SIRIUS XM’s satellites will vary and depend on a number of factors, including degradation and durability of solar panels, quality of construction, random failure of satellite components (which could result in significant damage to or loss of a satellite), the amount of fuel the satellite consumes and damage or destruction by electrostatic storms, collisions with other objects in space or other events (such as nuclear detonations) occurring in space.  In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies.  Components on SIRIUS XM’s in-orbit satellites have failed, and from time to time SIRIUS XM has experienced anomalies in the operation and performance of these satellites.  These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. Any material failure of its satellites could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM’s reputation and operating results. SIRIUS XM maintains no in-orbit insurance for its satellites.

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

Interruption or failure of SIRIUS XM’s information technology and communications systems could negatively impact its results and brand, and therefore the value of our investment in SIRIUS XM.  SIRIUS XM’s business is dependent on the operation and availability of its information technology and communication systems and those of certain third party service providers.  Any degradation in the quality, or any failure, of SIRIUS XM’s systems (due to events such as unplanned outages, natural disasters, terrorist activities, technical difficulties or loss of data or processing capabilities) could reduce its revenue, cause it to lose customers and damage its brand.  SIRIUS XM could also experience loss of data or processing capabilities, which could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM’s reputation and operating results. Although SIRIUS XM has implemented practices designed to maintain the availability of its information technology systems and mitigate the harm of any unplanned interruptions, SIRIUS XM cannot anticipate all eventualities and unplanned outages and technical difficulties are occasionally experienced. In addition, SIRIUS XM relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities.  Any interruption or failure of SIRIUS XM’s internal or external systems could prevent SIRIUS XM from serving customers or cause data to be unintentionally disclosed.  SIRIUS XM has a program in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, SIRIUS XM may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications SIRIUS XM develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to SIRIUS XM’s systems or facilities, or those of third parties with whom it does business, through fraud, trickery, or other forms of deceiving its employees, contractors or other agents.

Our businesses and investments attributed to the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group are subject to risks of adverse government regulation.   The businesses and investments attributed to the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group are subject to varying degrees of regulation in the United States by the Federal Communications Commission (“FCC”) and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade.  For example, SIRIUS XM holds various FCC licenses and authorizations to operate commercial satellite radio services in the United States, which are generally granted for a fixed term, and although SIRIUS XM expects that such licenses and authorizations will be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case.  Non-compliance by SIRIUS XM with the FCC’s requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. SIRIUS XM also relies on the FCC to assist it in preventing harmful interference to its service. The development of new applications and services in spectrum adjacent to the frequencies licensed to SIRIUS XM for satellite radio and ancillary services, as well as the possible distortion caused by the combination of signals in other frequencies, could cause harmful interference to its satellite radio service. Certain operations or combination of operations permitted by the FCC in spectrum, other than SIRIUS XM’s licensed frequencies, could result in distortion to its service and the reception of its satellite radio service could be adversely affected in certain areas.

In addition, certain of our businesses, including SIRIUS XM and Live Nation, are subject to various consumer protection laws, rules and regulations, which are extensive and have developed rapidly, particularly at the state level, and, in certain jurisdictions, can cover nearly all aspects of their marketing efforts, including the content of advertising, the terms of consumer offers and the manner in which existing and prospective subscribers or customers are communicated with. SIRIUS XM is currently subject to certain claims under the Telephone Consumer Protection Act relating to telephone calls its vendors make to subscribers and trial subscribers, including calls to consumers’ mobile phones, which are described in “Part II, Item 1.  Legal Proceedings.”  Material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets of our subsidiaries and business affiliates attributed to our groups will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

The success of businesses attributed to one or more of our groups, such as SIRIUS XM and Live Nation, in part, depends on audience acceptance of their programs and services, which is difficult to predict.   Entertainment content production, satellite radio services and live entertainment events are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public’s acceptance of these programs and services, which is difficult to predict. The commercial success of a satellite radio program or live entertainment production depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment productions. Consequently, low public acceptance of the programs and services offered by companies such as SIRIUS XM and Live Nation could hurt the ability of these companies to maintain rates charged to customers, subscribers and, as applicable, advertisers, which would adversely impact revenue, operating income and net income attributed to the groups to which these companies are attributed.

Certain of our businesses depend on the performance of, and their relationships, with various third parties and any adverse changes in these relationships could adversely affect our results of operation and those attributed to any of our groups.   An important component of the success of our businesses, including in particular our consolidated subsidiary SIRIUS XM, is the ability to maintain existing, as well as build new, relationships with third parties, such as:

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

Our businesses may be impaired by third-party intellectual property rights.   Development of our business systems used by our subsidiaries and business affiliates has depended upon the intellectual property developed by them, as well as intellectual property licensed from third parties. If the intellectual property developed or used by them is not adequately protected, others will be permitted to, and may duplicate portions, of these systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent the intellectual property rights, patents or existing licenses of these businesses or they may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology so developed, and to be developed, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require our subsidiaries and business affiliates to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm their businesses.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block the ability of our subsidiaries and business affiliates to operate their systems or license technologies. They may have to resort to litigation to enforce rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive and they may not succeed in any such litigation.

Third parties may assert claims or bring suit for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject businesses attributed to one or more of our groups to significant liabilities to third parties; require them to seek licenses from third parties; block their ability to operate their systems or license their technology; or otherwise adversely affect their ability to successfully develop and market their products and services.

The ability of SIRIUS XM to attract and retain subscribers in the future is uncertain.   SIRIUS XM’s ability to retain subscribers, or increase the number of subscribers to its service, in any given period is subject to many factors, including the price of SIRIUS XM’s service, the health of the economy, the production and sale or lease of new vehicles in the United States, the rate at which existing self-pay customers buy and sell new and used vehicles in the United States, including the extent to which existing self-pay subscribers buy and sell new and used vehicles which include an unpaid trial, SIRIUS XM’s ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service, the effectiveness of its marketing programs, the entertainment value of its programming, SIRIUS XM’s ability to respond to evolving consumer tastes, relative to the flexibility of its Internet-based competitors, and actions by its competitors, such as terrestrial and Internet radio and other audio entertainment and information providers. As part of SIRIUS XM’s business, SIRIUS XM experiences, and expects to experience in the future, subscriber turnover, also known as  churn. Some elements of SIRIUS XM’s business strategy may result in churn increasing.  For example, its efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of economy-minded subscribers; its work to acquire subscribers purchasing or leasing pre-owned vehicles may attract subscribers of more limited economic means; and its product and marketing efforts may attract more price sensitive subscribers. If SIRIUS XM is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected. SIRIUS XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a promotional subscription to its satellite radio service. SIRIUS XM spends substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers. If SIRIUS XM is unable to consistently attract new subscribers, and retain its current subscribers, at a sufficient level of revenue to be profitable, the value of its common stock could decline, and without sufficient cash flow it may not be able to make the required payments on its indebtedness and could ultimately default on its commitments, which in turn would materially adversely impact the Liberty SiriusXM Group.

The unfavorable outcome of pending or future litigation, including class actions alleging violations of the Telephone Consumer Protection Act (“TCPA”) could have a material adverse impact on the businesses attributed to our groups.   SIRIUS XM is a party to several legal proceedings arising out of various aspects of SIRIUS XM’s business, including class actions seeking substantial damages for purported violations by SIRIUS XM, or by its call center vendors acting on its behalf, of the TCPA. The TCPA imposes significant restrictions on communications made using automatic telephone dialing systems (“ATDS”) or artificial or prerecorded voices. The class actions against SIRIUS XM allege, among other things, that it called mobile phones using an ATDS without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent, in violation of the TCPA. Under the TCPA, such violations may result in statutory damages of up to five hundred dollars per call for inadvertent violations and up to fifteen hundred dollars per call for knowing or willful violations. Given the significant number of communications SIRIUS XM’s call center vendors make to consumers and its subscribers, a determination that SIRIUS XM, or its call center vendors acting on its behalf, have violated the TCPA could expose SIRIUS XM to statutory damages and, if incurred, could, individually or in the aggregate, have a material adverse impact on its operations and financial condition. Further, if any indemnification claims SIRIUS XM has against its call center vendors are unsuccessful, SIRIUS XM may be required to pay the full amount of any damages.

The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on SIRIUS XM’s financial condition, which in turn would materially adversely impact the Liberty SiriusXM Group.  Beyond these current proceedings, if, going forward, SIRIUS XM fails to ensure that the telemarketing efforts of its call center vendors are TCPA-compliant, and it is held responsible for these vendors’ acts, SIRIUS XM may be subject to further litigation and could be required to pay significant statutory damages. See "Part II, Item 1. Legal Proceedings" above.

Our businesses attributed to the Liberty SiriusXM Group and the Liberty Media Group, such as SIRIUS XM and Live Nation, may not realize the benefits of acquisitions or other strategic initiatives.   Our business strategy and that of our subsidiaries and business affiliates, including SIRIUS XM and Live Nation, may include selective acquisitions or other strategic initiatives focused on business expansion. The success of any acquisitions depends on effective integration of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak economic conditions may reduce consumer demand for products and services offered by the subsidiaries and business affiliates attributed to our groups.   A weak economy in the United States could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers, affecting SIRIUS XM and the Liberty SiriusXM Group, reduced live-entertainment expenditures, affecting Braves Holdings and the Liberty Braves Group, and Live Nation affecting the Liberty Media Group.  A slowdown in auto sales (which is an important source of satellite radio subscribers) could adversely affect revenue of SIRIUS XM and revenue attributed to the Liberty SiriusXM Group. Accordingly, the ability of the subsidiaries and business affiliates that are attributed to our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

The business of SIRIUS XM depends in large part upon the auto industry.   A substantial portion of SIRIUS XM’s subscription growth has come from purchasers and lessees of new and previously owned automobiles in the United States. The sale and lease of vehicles with satellite radios is an important source of subscribers for its satellite radio service. SIRIUS XM has agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicles sales by automakers decline or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for SIRIUS XM’s satellite radio services may be adversely impacted. Sales of previously owned vehicles represent a significant source of new subscribers for SIRIUS XM.  SIRIUS XM has agreements with various auto dealers and certain companies operating in the used vehicle market to provide it with data on sales of previously owned satellite radio enabled vehicles.  The continuing availability of this information is important to SIRIUS XM’s future growth.

The indebtedness of our subsidiary, SIRIUS XM, could adversely affect its operations and could limit its ability to react to changes in the economy or its industry.   SIRIUS XM has significant indebtedness. As of March 31, 2016, SIRIUS XM had outstanding an aggregate principal amount of approximately $5.8 billion of indebtedness, $600 million of which was outstanding under a $1.75 billion senior secured revolving credit facility with a syndicate of financial institutions which contains certain covenants. This debt level has important consequences. Carrying significant debt loads can increase a company’s vulnerability to general adverse economic and industry conditions, require it to dedicate a portion of its cash flow from operations to payments on indebtedness, reduce the availability of cash flow to fund capital expenditures, marketing and other general corporate activities, limit its ability to borrow additional funds or make capital expenditures, limit its flexibility in planning for, or reacting to, changes in its business and its industry, and may place it at a competitive disadvantage compared to other competitors. Failure to comply with such covenants could result in an event of default, which, if not cured or waived, could cause the borrower to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for its business or assets.

A substantial portion of our consolidated debt attributed to our groups is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.   As of March 31, 2016, we had approximately $1.3 billion principal amount of corporate-level debt outstanding, consisting of $250 million outstanding under a margin loan obligation incurred by our wholly-owned special purpose subsidiary attributed to the Liberty SiriusXM Group, $1 billion outstanding under our 1.375% Cash Convertible Senior Notes due 2023 and $37 million in other obligations, which are attributed to the Liberty Media Group. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including SIRIUS XM’s senior notes and credit facility. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends, loans, advances or otherwise, from SIRIUS XM or our business affiliates.

Royalties for music rights, which are paid by SIRIUS XM, have increased and there can be no assurance that they will not continue to increase, and the market for music rights is changing and is subject to significant uncertainties.   SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers.  SIRIUS XM has agreements with ASCAP, BMI and SESAC through 2016.  There can be no assurance that the royalties SIRIUS XM pays to ASCAP, SESAC, BMI and other songwriters and music publishers will not increase upon expiration of these arrangements. The market for acquiring rights from songwriters and music publishers is changing. BMI and ASCAP are subject to consent decrees with the United States. The United States Department of Justice is reviewing these consent decrees and may agree to changes to those arrangements. In addition, certain songwriters and music publishers have withdrawn from two of the traditional performing rights organizations, ASCAP and BMI, and third parties have contacted SIRIUS XM regarding the need to separately license works. The change to, and fragmentation of, the traditional market for licensing musical works could increase SIRIUS XM’s licensing costs and/or cause it in certain cases to reduce the number of works performed. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972.  Those royalty rates may by established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board (“CRB”).  Owners of copyrights in sound recordings have created SoundExchange, a collective organization to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB’s decision governing sound recording royalties for the five-year period ending on December 31, 2017, SIRIUS XM will pay a royalty based on gross revenue, subject to certain exclusions, of 10.5% for 2016, and 11% for 2017.  The CRB proceeding to set royalty rates for the five year period beginning 2018 will begin later this year. SoundExchange currently has a petition before the CRB, requesting an interpretation of the CRB's regulations related to sound recording royalties for the five year period ended December 31, 2012. SoundExchange alleges that SIRIUS XM underpaid royalties for statutory licenses within that time period.  The right to perform certain copyrighted sound recordings that were fixed before February 15, 1972, is governed by state common law principles and, in certain instances, may be subject to state statutes. SIRIUS XM is a defendant in litigation in three states regarding the alleged distribution, duplication and performance of certain copyrighted sound recordings that were fixed before February 15, 1972.  If courts ultimately hold that a performance right exists under state copyright laws, SIRIUS XM may be required to pay additional royalties to perform copyrighted sound recordings that were fixed before February 15, 1972, or remove those works from its service. For additional information about these matters, see “Part II, Item 1. Legal Proceedings.”

Our subsidiary, SIRIUS XM, and our other businesses face substantial competition, which may increase over time.   SIRIUS XM faces substantial competition from other providers of music and talk radio and other audio services and its ability to retain and attract subscribers depends on its success in creating and providing popular or unique music, entertainment, news and sports programming. SIRIUS XM’s subscribers can obtain certain similar content for free through terrestrial radio stations, Internet radio services and Internet streaming services. Audio content delivered via the Internet, including through mobile devices in vehicles, is increasingly competitive with our services.  Compensation could result in lower subscription, advertising or other revenue or an increase in our marketing, promotion or other expenses and, consequently, lower SIRIUS XM’s earnings and free cash flow.  We cannot assure that you SIRIUS XM will be able to compete successfully with our existing or future competitors or that competition will not have a material adverse effect on SIRIUS XM’s operations or financial condition, which in turn would adversely impact the Liberty SiriusXM Group.

The success of SIRIUS XM and Live Nation, in part, depends on the integrity of their systems and infrastructures and the protection of consumer data.   The businesses attributed to the Liberty SiriusXM Group and the Liberty Media Group, including, for example, SIRIUS XM and Live Nation, involve the receipt and storage of personal information about consumers. While the receipt and storage of such information is subject to regulation by international, federal and state law, and although SIRIUS XM and Live Nation may take steps to protect personal information, these companies could experience a data security breach, which could result in a disruption of operations and potential violations of applicable privacy laws and other laws or standards which could result in government enforcement actions and private litigation and/or the loss of consumer trust.

We do not have the right to manage our business affiliate, Live Nation, which means we are not able to cause it to operate in a manner that is favorable to us.   We do not have the right to manage the businesses or affairs of our business affiliate Live Nation, which is attributed to the Liberty Media Group. Rather, our rights take the form of representation on the board of directors and board committees. Although our board representation rights may enable us to exercise influence over the management or policies of Live Nation, they will not enable us to cause Live Nation to take any actions we believe are favorable to us (such as paying dividends or distributions).

Our equity method investment in Live Nation may have a material impact on net earnings of Liberty Media and the Liberty Media Group.   We have a significant investment in Live Nation, which is attributed to the Liberty Media Group and which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) from continuing operations before income taxes. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings and those attributed to the Liberty Media Group. Notwithstanding the impact on our net earnings and those attributed to the Liberty Media Group, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and subject to market risk that is not directly reflected in our statement of operations.

The liquidity and value of our minority public and private investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.   Included among our assets are equity interests in one or more publicly-traded companies that are not consolidated subsidiaries or equity affiliates, such as Time Warner Inc. and Viacom Inc., which are attributed to the Liberty Media Group.  As of March 31, 2016, the market value of these investments totaled $385 million. The value of these interests may be affected by economic and market conditions that are beyond our control and changes in the value of these investments may affect our financial results. In addition, our ability to liquidate these interests without adversely affecting their aggregate value may be limited.

No assurance can be made that we will be successful in integrating any acquired businesses.   Our businesses attributed to the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group may grow through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale; eliminating duplicative overhead; and integrating networks, financial systems and operational systems. No assurance can be made that, with respect to any acquisition, we will realize anticipated benefits or successfully integrate any acquired business with our existing operations. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’

disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until we have fully integrated them.

The financial success of the Liberty Braves Group will depend, in large part, on the Major League Baseball club, the Atlanta Braves (the “Braves”), achieving on-field success.   The financial results of the Liberty Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes in the 1990s and early 2000s generated significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, during the 15 seasons between 1991 and 2005, success in the regular season permitted participation in Major League Baseball’s (“MLB”) postseason 14 times, which provided the franchise with additional revenue and income. While the Braves have made the MLB playoffs during two of the past four seasons, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Liberty Braves Group.

The success of the Braves will depend largely on their ability to develop, obtain and retain talented players.     The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players.  The Braves compete with other MLB baseball teams and teams in other countries for available professional players and top player prospects. There can be no assurance that the Braves will be able to retain players upon expiration of their contracts or identify and obtain or develop new players of adequate talent to replace players who retire or are injured, traded, released or lost to free agency. Even if the Braves are able to retain or obtain players who have had successful amateur or professional careers, or develop talented players through the Braves’ minor league affiliates or otherwise, there can be no assurance that such players will perform successfully for the Braves.

The risk of injuries to key or popular players creates uncertainty and could negatively impact financial results.   A significant portion of the financial results of the Liberty Braves Group will be dependent upon the on-field success of the Braves and injuries to players pose risk. An injury sustained by a key player, or an injury occurring at a key point in the season, could negatively impact the team’s performance and decrease the likelihood of postseason play. An injury sustained by a popular player could negatively impact fan enthusiasm, which could negatively impact ticket sales, and other sources of revenue. Furthermore, after the start of each season, all MLB players under contract are generally entitled to all of their contract salary for the season, even after sustaining an injury. Having to compensate a player who is unable to perform for a substantial period of the season, as well as the replacement for the injured player, could create a significant financial burden for the Braves. The Braves have obtained disability insurance for their players signed to multiyear contracts to partially mitigate these risks, but there can be no assurance that such insurance will compensate for all or substantially all of the costs associated with player injuries and such insurance would not serve to mitigate any potential negative impact on the team’s performance and revenues.

Focus on team performance, and decisions by MLB may negatively impact financial results in the short-term.  Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Atlanta Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term revenues for the sake of immediate on-field success.  For example, in order to improve the short-term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of the Liberty Braves common stock.  Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenues.  Braves Holdings must also comply with the rules and decisions of the Office of the Commissioner of Baseball (BOC), which has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of the Liberty Braves Group.

The organizational structure of MLB and its rules and regulations impose substantial restrictions on the operations of Braves Holdings and its subsidiaries.   As a condition to maintaining its MLB franchise, each MLB club must comply with the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the MLB Rules and Regulations).  For example, each MLB club is subject to the Major League Constitution, the Major League Rules and the Collective Bargaining Agreement (the CBA).  In addition, each club is required to appoint one “Control Person” who is acceptable to MLB and the other clubs and who has significant authority over club operations and the club’s interaction with MLB.  Pursuant to the MLB Rules and Regulations, an MLB club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with the other MLB clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. For example, the Braves were not in compliance in 2015 with the rule governing the amount of debt that is permitted to be issued by an MLB club. While the Braves project compliance for 2016, if compliance is not achieved the Braves would be subject to certain remedial measures, including the repayment of outstanding indebtedness.  Similarly, the vote of 75% of the MLB clubs is required for the approval of the sale of any MLB club or relocation of a franchise to another city.

Braves Holdings will be required to abide by any changes to the MLB Rules and Regulations and the adoption of any new MLB Rules and Regulations, irrespective of whether such changes or new arrangements negatively impact the Liberty Braves Group, proportionately or disproportionately, as compared with the other MLB clubs. Further, the Commissioner of Baseball (the Commissioner) interprets the MLB Rules and Regulations, and Braves Holdings has agreed to submit any and all disputes related to the MLB Rules and Regulations, or disputes involving another MLB club, to the Commissioner as sole arbitrator. The decisions of the Commissioner are binding and not appealable, and therefore Braves Holdings may not resort to the courts or any other means to enforce its rights or contest the application of the MLB Rules and Regulations.  No assurance can be given that any changes to the MLB Rules and Regulations, adoption of new MLB Rules and Regulations or decisions made by the Commissioner will not adversely affect the Liberty Braves Group and its financial results and have a negative impact upon the value of the Liberty Braves common stock.

The current CBA will expire on December 1, 2016, and impending labor negotiations may create uncertainty for the Braves.   Labor relations between MLB clubs and their players have, in the past, been contentious, with strikes and lockouts occurring in each of the 1970s, 1980s, and early 1990s negatively impacting the financial performance of MLB clubs, including the Braves. For more than two decades, the BOC and the Major League Baseball Players Association (the Players Association), have successfully negotiated successive CBAs, which have prevented significant disruptions to operations while, at the same time, being conducive to the continued growth in the value of MLB franchises generally. The CBA currently in effect is set to expire on December 1, 2016. Protracted or contentious negotiations between MLB and the Players Association, or failure by the parties to reach satisfactory agreement on a new CBA, could detrimentally impact the Liberty Braves Group’s financial results. Moreover, as a new CBA has yet to be negotiated, the terms and conditions of the new CBA remain uncertain. Among other things, the CBA sets the minimum salary for all MLB players and establishes the rules and procedures regarding the signing of free agent players. Any increase in the minimum salary or changes in free agency processes would likely raise expenses for the Liberty Braves Group, which may adversely affect the Liberty Braves Group’s financial performance.

The possibility of MLB expansion could create increased competition.   The most recent MLB expansion occurred in 1998. MLB continues to evaluate opportunities to expand into new markets across North America. Because revenues from national broadcasting and licensing agreements are divided equally among all MLB clubs, any such expansion could dilute the revenue realized by the Liberty Braves Group from such agreements and increase competition for talented players among MLB clubs.  Any expansion in the Southeast region of the United States, in particular, could also draw fan, consumer and viewership interest away from the Braves.

Viewership, and interest in baseball generally, may fluctuate due to factors outside of our control.    Viewership of professional baseball has increased significantly in recent years. However, MLB has gone through periods of decreased popularity in the past, and any future decline in television ratings or attendance for MLB as a whole could have an adverse effect on the Liberty Braves Group’s financial results. As sporting and entertainment trends change, fans may be drawn to other spectator sports and entertainment options, in spite of on-field success by the Braves.

Broadcasting rights, both national and local, present an important source of revenue for Braves Holdings, and decreases in this broadcasting revenue could have an adverse effect on Liberty Braves Group financial results.  Braves Holdings derives revenue directly from the sale of their local broadcasting rights through individually negotiated carriage agreements. The sale of their national broadcasting rights, together with those of all other MLB teams, is organized through

Major League Baseball with all such revenue running through MLB’s Central Fund and allocated consistent with the governing documents. Any decline in television ratings, popularity of the Atlanta Braves MLB team specifically, or even MLB as a whole, could adversely affect the revenue that can be derived from the sale of these broadcasting rights. In addition, from time to time, litigation may arise challenging the commercial terms on which this programming is distributed. For example, an antitrust suit was recently brought by a group of television subscribers in which a settlement was reached but which remains subject to court approval.  This matter alleges antitrust violations relating to national and local telecast licensing practices, including the granting of certain exclusive rights, the maintaining of home television territories, the manner of granting rights relating to MLB’s Extra Innings package, and others. It is not possible to estimate the chances of an unfavorable outcome or the extent of any potential damages. If the settlement is not approved and the plaintiff subscribers are successful in their action, revenue derived from the sale of MLB broadcasting rights may be adversely affected, which would reduce revenue for all MLB teams, including the Atlanta Braves MLB team, thereby adversely affecting the financial results of the Liberty Braves Group.

Braves Holdings’ need for capital to fund its operations, and to finance construction and development of the Atlanta Braves Major League Baseball Club’s stadium and mixed use development project (the “Development Project”), could negatively impact the Liberty Braves Group’s financial condition.   Braves Holdings generally funds its operating activities through cash flow from operations. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur.

Braves Holdings has, directly or indirectly through subsidiaries, already taken on a significant level of debt and increased expenses related to the development of the Development Project. Ultimately, Braves Holdings will bear financial responsibility for a projected $280 million in stadium construction costs and $50 million in other ballpark-related costs and equipment, as well as financial responsibility for any cost over-runs. These initiatives have historically been funded from both cash reserves and utilization of a construction loan and two credit facilities.  During September 2015, Braves Holdings entered into a $345 million term loan. As of March 31, 2016, Braves Holdings has borrowed approximately $115 million under the term loan and the two credit facilities. In addition, Braves Holdings-affiliated entities will be responsible for approximately $490 million of the development costs of a planned mixed-use development surrounding the stadium complex, which Braves Holdings intends to fund with a mix of approximately $200 million in equity and $290 million of new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs, all of which were undrawn as of March 31, 2016. These expenditures will increase the Liberty Braves Group’s costs and indebtedness in the near term, which could have a negative impact on Braves Holdings’ credit worthiness and the value of the Liberty Braves common stock.

The financial performance of the Liberty Braves Group may be materially adversely affected if it does not experience the anticipated benefits of the Development Project in the near term or at all.     The Liberty Braves Group is incurring a significant amount of capital expenditures and indebtedness in connection with the Development Project, which includes construction and development of the Development Project.  Although the Liberty Braves Group believes that the new stadium and mixed use development will result in a material increase in revenue over the short and long term, including as a result of increased game attendance and rental income from the mixed use development, no assurance can be given that attendance will increase as anticipated or that the potential benefits of the mixed-use development will be fully realized.  Further, the Liberty Braves Group may incur unexpected costs associated with the disruption of its operations in connection with the move of its entire organization and fan base (including season ticket holders) out of Turner Field.  To the extent that the anticipated benefits of the Development Project do not materialize and the Liberty Braves Group does not experience the expected increase in revenue, the Liberty Braves Group’s increased costs, including its new debt service obligations, could materially adversely affect the Liberty Braves Group’s financial results, which is likely to suppress the value of the Liberty Braves common stock.

Development activities, such as those associated with the Development Project, are subject to significant risks.  Risks associated with real estate development projects, such as the Development Project, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), changes in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive.  In addition, development activities involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters.  Any of these risks could result in substantial unanticipated delays or expenses associated with the Development Project, which could have an adverse effect on the Liberty Braves Group’s financial condition and suppress the value of the Liberty Braves common stock.

The Liberty Braves Group has no operating history managing mixed use development projects.  Management of Braves Holdings has a long history as an operator of a professional baseball franchise, but has never before managed a mixed use development project similar to the Development Project.  As with any expansion into a new business area, management of Braves Holdings may not initially have the expertise necessary to fully realize the projected benefits of the mixed use development.  This lack of relevant experience, among other things, may result in the Liberty Braves Group being unable to achieve its goals for the Development Project.  The return on the Liberty Braves Group’s significant investment in the mixed use development cannot be predicted reliably and the ability of the Liberty Braves Group to realize expected financial results relating to its management of the Development Project is subject to significant uncertainties and contingencies and may change materially in response to one or more future events.

Certain covenants included in the documents governing the indebtedness incurred in connection with the Development Project impose limitations on the liquidity of the Liberty Braves Group.  The agreements governing the indebtedness incurred, directly or indirectly, by Braves Holdings, include certain covenants that limit the ability of Braves Holdings to sell or otherwise transfer control over certain assets or equity interests of affiliated entities.  These covenants could limit the flexibility of Braves Holdings to react to changing or adverse market conditions, or developments relating to the Development Project, which could have an adverse effect on the financial condition of the Liberty Braves Group and could suppress the value of the Liberty Braves common stock.

Our company has overlapping directors and management with Liberty Interactive Corporation (“Liberty Interactive”), Liberty Broadband and Liberty TripAdvisor Holdings, Inc. (“TripCo”), which may lead to conflicting interests.     As a result of the separation of Liberty Interactive’s Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group in September 2011, the Broadband Spin-Off and Liberty Interactive’s spin-off of TripCo in August 2014, most of the executive officers of Liberty Media also serve as executive officers of Liberty Interactive, Liberty Broadband and TripCo and there are overlapping directors. None of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive, Liberty Broadband or TripCo have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty Interactive, Liberty Broadband or TripCo pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our company’s directors and officers continue to own Liberty Interactive, Liberty Broadband and TripCo stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Liberty Interactive, Liberty Broadband and/or TripCo. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and TripCo has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty Interactive, Liberty Broadband and TripCo) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive, Liberty Broadband or TripCo and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty Interactive, Liberty Broadband, TripCo or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Risks Relating to the Ownership of Our Common Stock Due to Our Tracking Stock Capitalization

Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock are common stockholders of our company and, therefore, are subject to risks associated with an investment in our company as a whole, even if a holder does not own shares of common stock of all of our groups. Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows among the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group in order to prepare the separate financial statement schedules for each of those groups, we will retain legal title to all of our assets and our tracking stock capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules.  Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock will not have any legal rights related to specific assets attributed to their associated group and, in any liquidation, holders of Liberty SiriusXM common stock, holders of Liberty Braves common stock and holders of Liberty Media common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

Our board of directors’ ability to reattribute businesses, assets and expenses between and among  tracking stock groups may make it difficult to assess the future prospects of our tracking stock groups based on past performance.  Our board of directors is vested with discretion to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to another tracking stock group, without the approval of any of our stockholders. Any such reattribution made by our board, as well as the existence, in and of itself, of the right to effect a reattribution may impact the ability of investors to assess the future prospects of the businesses and assets attributed to a tracking stock group, including liquidity and capital resource needs, based on past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of the businesses and assets attributed to each group based on past performance, as our board of directors may use one group’s liquidity to fund another group’s liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.

We could be required to use assets attributed to one group to pay liabilities attributed to another group.    The assets attributed to one group are potentially subject to the liabilities attributed to another group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. While our current management and allocation policies provide that reattributions of assets between groups will result in the creation of an inter-group loan or an inter-group interest or an offsetting reattribution of cash or other assets, no provision of our restated charter prevents us from satisfying liabilities of one group with assets of another group, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

The market price of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock may not reflect the performance of the businesses and assets attributed to the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group, respectively, as we intend.  We cannot assure you that the market price of the common stock related to a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock will be common stockholders of our company as a whole and, as such, will be subject to all risks associated with an investment in our company and all of our businesses, assets and liabilities. As a result, the market price of each tracking stock may, in part, reflect events that are intended to be reflected or tracked by a different tracking stock of our company. In addition, investors may discount the value of the stock related to a group because it is part of a common enterprise rather than a stand-alone entity.

The market price of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.    We do not know how the market will react to the Transaction.  In addition, to the extent the market prices of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock track the performance of more focused groups of businesses, assets and liabilities than our existing common stock does, the market prices of these new tracking stocks may be more volatile than the market price of our existing common stock has been historically. The market prices of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock may be materially affected by, among other things:

•	actual or anticipated fluctuations in a group’s operating results or in the operating results of particular companies attributable to such group;
•	potential acquisition activity by our company (regardless of the group to which it is attributed) or the companies in which we invest;
•

issuances of debt or equity securities to raise capital by our company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

•

changes in financial estimates by securities analysts regarding Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock or the companies attributable to our tracking stock groups;

•

the complex nature and the potential difficulties investors may have in understanding the terms of our three tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and

•	general market conditions.

The market value of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock could be adversely affected by events involving the assets and businesses attributed to one or more of the other groups. Because we will be the issuer of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse market reaction in the common stock of the other groups. This could occur even if the triggering event is not material to us as a whole.  Certain events may also have a greater impact on one group than the same triggering event would have on another group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other groups or the borrowing costs of our company as a whole.

We may not pay dividends equally or at all on Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock. We do not presently intend to pay cash dividends on Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock for the foreseeable future. However, we will have the right to pay dividends on the shares of common stock related to each group in equal or unequal amounts, and we may pay dividends on the shares of common stock related to one group and not pay dividends on shares of common stock related to another group. In addition, any dividends or distributions on, or repurchases of, shares relating to a group will reduce our assets legally available to be paid as dividends on the shares relating to another group.

Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock. Our tracking stock capital structure could give rise to occasions when the interests of holders of stock related to one group might diverge or appear to diverge from the interests of holders of stock related to one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group. Our tracking stock groups are not separate entities and thus holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock will not have the right to elect separate boards of directors. As a result, our company’s officers and directors owe fiduciary duties to our company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our company and all of our stockholders may not be in the best interest of a particular group or groups when considered independently. Examples include:

•

decisions as to the terms of any business relationships that may be created between groups, such as between the Liberty SiriusXM Group and the Liberty Braves Group or between the Liberty SiriusXM Group and the Liberty Media Group;

•	the terms of any reattributions of assets between one or more groups;
•

decisions as to the allocation of consideration among the holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock, or among the series of stocks relating to our groups, to be received in connection with a merger involving our company;

•	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of more than one group;
•	decisions as to operational and financial matters that could be considered detrimental to one or more groups but beneficial to another;
•	decisions as to the conversion of shares of common stock of one group into shares of common stock of another;
•	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in another group;
•	decisions as to the internal or external financing attributable to businesses or assets attributed to any of our groups;
•	decisions as to the dispositions of assets of any of our groups; and
•	decisions as to the payment of dividends on the stock relating to any of our groups.

Our directors’ or officers’ equity ownership may create or appear to create conflicts of interest.   If directors or officers own disproportionate interests (in percentage or value terms) in Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock.

Other than pursuant to the management and allocation policies, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to our three groups, or among holders of different series of stock relating to a specific group. Rather than develop additional specific procedures in advance, our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

•	obtain information regarding the divergence (or potential divergence) of interests;
•	determine under what circumstances to seek the assistance of outside advisers;
•	determine whether a committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and
•	assess what is in our company’s best interests and the best interests of all of our stockholders.

Our board of directors believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweighs any perceived advantages of adopting additional specific procedures in advance.

Our board of directors may change the management and allocation policies following their implementation to the detriment of one or more groups without stockholder approval.   Our board of directors intends to adopt certain management and allocation policies described in this proxy statement/prospectus to serve as guidelines in making decisions regarding the relationships among the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities among them. These policies will not be included in the restated charter. Our board of directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one or more groups while advantaging the other(s).

Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock.   Principles of Delaware law and the provisions of our restated charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, you may not be able to successfully challenge decisions that you believe have a disparate impact upon the stockholders of one of our groups if a majority of our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of Liberty Media and all of our stockholders.

Stockholders will not vote on how to attribute consideration received in connection with a merger involving our company among holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock.   Our restated charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our company is to be attributed to the holders of Liberty SiriusXM common stock, holders of Liberty Braves common stock and holders of Liberty Media common stock or to the holders of different series of stock, and none of the holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our board of directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our company among holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock in a fair manner. As the different ways the board of directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

We may dispose of assets of the Liberty SiriusXM Group, the Liberty Braves Group or the Liberty Media Group without your approval.   Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our company taken as a whole, and our restated charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Liberty SiriusXM Group, the Liberty Braves Group or the Liberty Media Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval.

If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our board of directors), we would be required under the terms of our restated charter, if the disposition is not an exempt disposition under the terms of our restated charter, to choose one or more of the following three alternatives:

•	declare and pay a dividend on the disposing group’s common stock;
•	redeem shares of the disposing group’s common stock in exchange for cash, securities or other property; and/or
•	convert all or a portion of the disposing group’s outstanding common stock into common stock of another group.

In this type of a transaction, holders of the disposing group’s common stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the disposing group.

Our board of directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of any stock related to a particular group.

Holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.   If the Liberty SiriusXM Group, the Liberty Braves Group or the Liberty Media Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock related to that group. Accordingly, if we sell all or substantially all of the assets attributed to the Liberty SiriusXM Group, the Liberty Braves Group or the Liberty Media Group, our stockholders could suffer a loss in the value of their investment in our stock.

In the event of a liquidation of Liberty Media, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to stockholders.   Under the restated charter, upon Liberty Media's liquidation, dissolution or winding up, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty Media's assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of "liquidation units" per share. Relative liquidation units will be determined based on the volume weighted average prices of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock over the 20 trading day period which commences shortly after the initial filing of the restated charter. Hence, the assets to be distributed to a holder of either tracking stock upon a liquidation, dissolution or winding up of Liberty Media will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock over time.

Our board of directors may, in its sole discretion, elect to convert the common stock relating to one group into common stock relating to another group, thereby changing the nature of your investment and possibly diluting your economic interest in our company, which could result in a loss in value to you.   Our restated charter will permit our board of directors, in its sole discretion, to convert all of the outstanding shares of common stock relating to any of our groups into shares of common stock of another group on specified terms. A conversion would preclude the holders of stock related to each group involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. We cannot predict the impact on the market value of our stock of (1) our board of directors’ ability to effect any such conversion or (2) the exercise of this conversion right by our board. In addition, our board of directors may effect such a conversion at a time when the market value of our different stocks could cause the stockholders of one group to be disadvantaged.

Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock will vote together and will have limited separate voting rights.   Holders of Series A and Series B Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock will vote together as a single class, except in certain limited circumstances prescribed by our restated charter and under Delaware law. Each share of Series B common stock of each group will have ten votes per share, and each share of Series A common stock of each group will have one vote per share. Holders of Series C common stock of each group will have no voting rights, other than those required under Delaware law. When holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than another.

Transactions in Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock by our insiders could depress the market price of those stocks.   Sales of, or hedging transactions such as collars relating to, shares of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock by our Chairman of the Board, or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of the Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock.

Our restated charter includes restrictions on the share ownership of Liberty Braves common stock by certain persons, which if triggered would result in an immediate transfer of the applicable number of shares to a trust for the benefit of the holder.   To comply with the policies of MLB, our restated charter provides that (i) employees of MLB and related entities may not own Liberty Braves common stock, (ii) persons who are employed by or otherwise associated with an MLB club other than the Atlanta Braves may not own 5% or more of the number of outstanding shares of Liberty Braves common stock, and (iii) no person may own 10% or more of the number of outstanding shares of Liberty Braves common stock unless, in the case of this clause (iii), such person is expressly approved by the BOC or qualifies as an exempt person (which is generally defined to include our Chairman John C. Malone, Chief Executive Officer Gregory B. Maffei, the Chairman of Braves Holdings, LLC Terence McGuirk and certain of their related persons).  In the event that a holder attempts to acquire shares of Liberty Braves common stock in violation of this charter provision, the applicable shares will automatically be transferred to a trust which will sell the shares for the benefit of the holder (subject to certain exceptions, such as in the event of an inadvertent violation of the restrictions described in clause (ii) or (iii) above which is cured within the applicable time frame).  No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the holder.  In addition, the holder’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which the holder would otherwise be entitled, will be subject to the holder’s compliance with the applicable mechanics included in our restated charter.

Our capital structure, as well as the fact that the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group are not independent companies, may inhibit or prevent acquisition bids for the businesses attributed to the Liberty SiriusXM Group, the Liberty Braves Group or the Liberty Media Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.   If the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group were separate independent companies, any person interested in acquiring the Liberty SiriusXM Group, the Liberty Braves Group or the Liberty Media Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer or a proxy contest. Although we intend Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock to reflect the separate economic performance of the Liberty SiriusXM Group, the Liberty Braves Group and the Liberty Media Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding voting shares of our company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have a capital structure similar to ours.

Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable.   These provisions include:

•

authorizing a capital structure with multiple series of common stock: a Series B common stock related to each group that entitles the holders to ten votes per share, a Series A common stock related to each group that entitles the holder to one vote per share, and a Series C common stock related to each group that, except as otherwise required by Delaware law, entitles the holder to no voting rights;

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
•

requiring stockholder approval by holders of at least 66⅔% of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter; and

•

the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

Without giving effect to the anticipated rights offering with respect to Series C Liberty Braves common stock or any effect that it may have on his outstanding equity awards, our chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of April 30, 2016) representing the power to direct approximately 47.6% of the aggregate voting power in our company, due to his beneficial ownership of approximately 95.8% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Media common stock.

No IRS ruling has been sought or obtained by us with respect to the tax consequences to you or us of the recently completed reclassification and exchange of common stock of Liberty Media Corporation for shares of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock.   While we believe that no income, gain or loss will be recognized by you or us for U.S. federal income tax purposes as a result of the reclassification and exchange (except with respect to the receipt by you of any cash in lieu of fractional shares of our Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock), there are no provisions in the Internal Revenue Code of 1986, as amended, Treasury Regulations, court decisions, or published rulings of the Internal Revenue Service (the “IRS”) bearing directly on the tax effects of the issuance and characterization of “tracking stock,” such as the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock. In addition, the IRS has announced that it will not issue rulings on the characterization of tracking stock. Opinions of counsel are not binding on the IRS and the conclusions expressed in the opinion of our tax counsel could be challenged by the IRS.  Therefore, it is possible that the IRS could successfully assert that the reclassification and exchange, and the receipt by you of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock issued in the reclassification and exchange, could result in material adverse tax consequences to you and/or us.

In addition, due to the absence of authorities relating directly to the characterization of tracking stock under Section 306 of the Internal Revenue Code of 1986, as amended (the “Code”), there is also a risk that the IRS could successfully assert that the Liberty SiriusXM common stock, Liberty Braves common stock and/or Liberty Media common stock is “Section 306 stock,” within the meaning of Section 306(c) of the Code. If any of our stock were determined to be Section 306 stock, you could be required to recognize ordinary income on the subsequent sale or exchange of such stock, or dividend income on any redemption of such stock, in each case without regard to your basis in such stock, and you generally would not be permitted to recognize any loss on such disposition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On January 11, 2013 (ratified February 26, 2013) Liberty Media Corporation announced that its board of directors authorized $450 million of repurchases of Liberty common stock from that day forward.  In connection with the Broadband Spin-Off, an additional authorization of $300 million in Liberty share repurchases was approved by the Liberty board of directors on October 9, 2014.  In August 2015, our board of directors authorized an additional $1 billion of Liberty common stock repurchases. The amount previously authorized for share repurchases may be used to repurchase Series A and Series C Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock.

There were no repurchases of Series A or Series C Liberty common stock during the three months ended March 31, 2016. As of March 31, 2016, $1.3 billion was available to be used for Series A and Series C Liberty common stock share repurchases under the Company’s share repurchase program.

During the three months ended March 31, 2016, 566 shares of Series A Liberty common stock and 1,109 shares of Series C Liberty common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Form of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed on February 18, 2016 (File No. 333-208699)).

4.1

Specimen certificate for shares of the Company's Series A Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed on December 22, 2015 (File No. 333-208699) (the “2015 Form S-4”)).

4.2	Specimen certificate for shares of the Company's Series B Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2015 Form S-4).
4.3	Specimen certificate for shares of the Company's Series C Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2015 Form S-4).
4.4	Specimen certificate for shares of the Company's Series A Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 2015 Form S-4).
4.5	Specimen certificate for shares of the Company's Series B Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the 2015 Form S-4).
4.6	Specimen certificate for shares of the Company's Series C Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.9 to the 2015 Form S-4).
4.7	Specimen certificate for shares of the Company's Series A Liberty Media common stock, par value $.01 per share (incorporated by reference to Exhibit 4.10 to the 2015 Form S-4).
4.8	Specimen certificate for shares of the Company's Series B Liberty Media common stock, par value $.01 per share (incorporated by reference to Exhibit 4.11 to the 2015 Form S-4).
4.9	Specimen certificate for shares of the Company's Series C Liberty Media common stock, par value $.01 per share (incorporated by reference to Exhibit 4.12 to the 2015 Form S-4).
4.10

Supplemental Indenture, dated as of April 15, 2016, among the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form 8-K filed on April 20, 2016 (File No. 001-35707)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 9, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 9, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Form of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed on February 18, 2016 (File No. 333-208699)).

4.1

Specimen certificate for shares of the Company's Series A Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed on December 22, 2015 (File No. 333-208699) (the “2015 Form S-4”)).

4.2	Specimen certificate for shares of the Company's Series B Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2015 Form S-4).
4.3	Specimen certificate for shares of the Company's Series C Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2015 Form S-4).
4.4	Specimen certificate for shares of the Company's Series A Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 2015 Form S-4).
4.5	Specimen certificate for shares of the Company's Series B Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the 2015 Form S-4).
4.6	Specimen certificate for shares of the Company's Series C Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.9 to the 2015 Form S-4).
4.7	Specimen certificate for shares of the Company's Series A Liberty Media common stock, par value $.01 per share (incorporated by reference to Exhibit 4.10 to the 2015 Form S-4).
4.8	Specimen certificate for shares of the Company's Series B Liberty Media common stock, par value $.01 per share (incorporated by reference to Exhibit 4.11 to the 2015 Form S-4).
4.9	Specimen certificate for shares of the Company's Series C Liberty Media common stock, par value $.01 per share (incorporated by reference to Exhibit 4.12 to the 2015 Form S-4).
4.10

Supplemental Indenture, dated as of April 15, 2016, among the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Form 8-K filed on April 20, 2016 (File No. 001-35707)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith