Form 10-Q
period 2016-06-30
Liberty Media Corp
filed 2016-08-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2016 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,328,903	9,870,956	222,776,438
Liberty Braves common stock	10,230,989	986,828	38,214,044
Liberty Media common stock	25,570,920	2,466,821	55,687,219

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,229	201
Trade and other receivables, net	276	247
Other current assets	263	243
Total current assets	1,768	691
Investments in available-for-sale securities and other cost investments (note 6)	492	533
Investments in affiliates, accounted for using the equity method (note 7)	1,123	1,115

Property and equipment, at cost	2,792	2,587
Accumulated depreciation	(750)	(708)
	2,042	1,879
Intangible assets not subject to amortization (note 8):
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 8)	1,068	1,097
Other assets	378	465
Total assets	$30,889	29,798

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$808	758
Current portion of debt	256	255
Deferred revenue	1,883	1,797
Other current liabilities	48	3
Total current liabilities	2,995	2,813
Long-term debt, including $994 million and $995 million measured at fair value at June 30, 2016 and December 31, 2015, respectively (note 9)	7,275	6,626
Deferred income tax liabilities	1,852	1,667
Other liabilities	716	561
Total liabilities	12,838	11,667

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2016	December 31, 2015
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Media Corporation common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2015; issued and outstanding 102,193,688 shares at December 31, 2015 (note 2)	NA	1
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at June 30, 2016; issued and outstanding 102,319,578 shares at June 30, 2016 (note 2)	1	NA
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at June 30, 2016; issued and outstanding 10,229,806 shares at June 30, 2016 (note 2)	—	NA
Series A Liberty Media common stock, $.01 par value. Authorized 500,000,000 shares at June 30, 2016; issued and outstanding 25,570,751 shares at June 30, 2016 (note 2)	—	NA
Series B Liberty Media Corporation common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2015; issued and outstanding 9,870,966 shares at December 31, 2015 (note 2)	NA	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at June 30, 2016; issued and outstanding 9,870,956 shares at June 30, 2016 (note 2)	—	NA
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at June 30, 2016; issued and outstanding 986,828 shares at June 30, 2016 (note 2)	—	NA
Series B Liberty Media common stock, $.01 par value. Authorized 18,750,000 shares at June 30, 2016; issued and outstanding 2,466,821 shares at June 30, 2016 (note 2)	—	NA
Series C Liberty Media Corporation common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2015; issued and outstanding 222,482,377 shares December 31, 2015 (note 2)	NA	2
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at June 30, 2016; issued and outstanding 222,756,550 shares at June 30, 2016 (note 2)	2	NA
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at June 30, 2016; issued and outstanding 38,198,980 shares at June 30, 2016 (note 2)	—	NA
Series C Liberty Media common stock, $.01 par value. Authorized 500,000,000 shares at June 30, 2016; issued and outstanding 55,686,875 shares at June 30, 2016 (note 2)	1	NA
Additional paid-in capital	268	—
Accumulated other comprehensive earnings (loss), net of taxes	(51)	(51)
Retained earnings	11,426	10,981
Total stockholders' equity	11,647	10,933
Noncontrolling interests in equity of subsidiaries	6,404	7,198
Total equity	18,051	18,131
Commitments and contingencies (note 10)
Total liabilities and equity	$30,889	29,798

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,032	936	2,041	1,843
Other revenue	334	286	529	460
Total revenue	1,366	1,222	2,570	2,303
Operating costs and expenses, including stock based compensation (note 3):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	264	331	516	544
Programming and content	83	61	168	123
Customer service and billing	94	94	191	186
Other	45	34	78	65
Subscriber acquisition costs	129	137	261	259
Other operating expense	122	103	169	133
Selling, general and administrative	208	199	409	401
Legal settlement, net (note 10)	—	—	(511)	—
Depreciation and amortization	93	92	180	176
	1,038	1,051	1,461	1,887
Operating income (loss)	328	171	1,109	416
Other income (expense):
Interest expense	(90)	(83)	(174)	(160)
Share of earnings (losses) of affiliates, net (note 7)	18	—	6	(37)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(32)	40	(40)	12
Other, net	5	6	12	8
	(99)	(37)	(196)	(177)
Earnings (loss) before income taxes	229	134	913	239
Income tax (expense) benefit	(89)	(35)	(346)	(121)
Net earnings (loss)	140	99	567	118
Less net earnings (loss) attributable to the noncontrolling interests	60	38	122	76
Net earnings (loss) attributable to Liberty stockholders	$80	61	445	42

Net earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$13	61	378	42
Liberty SiriusXM common stock	82	-	82	-
Liberty Braves common stock	32	-	32	-
Liberty Media common stock	(47)	-	(47)	-
	$80	61	445	42

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4)
Series A, B and C Liberty Media Corporation common stock	$0.04	0.18	1.13	0.12
Series A, B and C Liberty SiriusXM common stock	0.24	NA	0.24	NA
Series A, B and C Liberty Braves common stock	0.89	NA	0.89	NA
Series A, B and C Liberty Media common stock	(0.57)	NA	(0.57)	NA
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4)
Series A, B and C Liberty Media Corporation common stock	$0.04	0.18	1.12	0.12
Series A, B and C Liberty SiriusXM common stock	0.24	NA	0.24	NA
Series A, B and C Liberty Braves common stock	0.11	NA	0.11	NA
Series A, B and C Liberty Media common stock	(0.57)	NA	(0.57)	NA

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Net earnings (loss)	$140	99	567	118
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(1)	(31)	7	(31)
Unrealized holding gains (losses) arising during the period	1	—	1	—
Share of other comprehensive earnings (loss) of equity affiliates	(5)	5	(5)	(2)
Other comprehensive earnings (loss)	(5)	(26)	3	(33)
Comprehensive earnings (loss)	135	73	570	85
Less comprehensive earnings (loss) attributable to the noncontrolling interests	60	24	125	62
Comprehensive earnings (loss) attributable to Liberty stockholders	$75	49	445	23

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings	$567	118
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	180	176
Stock-based compensation	68	91
Excess tax benefit from stock-based compensation	(75)	(35)
Share of (earnings) loss of affiliates, net	(6)	37
Realized and unrealized (gains) losses on financial instruments, net	40	(12)
Deferred income tax expense (benefit)	180	81
Other, net	23	15
Changes in operating assets and liabilities
Current and other assets	(51)	(156)
Payables and other liabilities	261	367
Net cash provided (used) by operating activities	1,187	682
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(11)	—
Cash proceeds from sale of investments	58	149
Proceeds (payments) on financial instruments, net	—	(19)
Capital expended for property and equipment	(160)	(139)
Purchases of short term investments and other marketable securities	(258)	(32)
Sales of short term investments and other marketable securities	273	180
Other investing activities, net	12	(22)
Net cash provided (used) by investing activities	(86)	117
Cash flows from financing activities:
Borrowings of debt	1,453	1,343
Repayments of debt	(816)	(661)
Repurchases of Liberty common stock	—	(300)
Subsidiary shares repurchased by subsidiary	(996)	(1,084)
Proceeds from Liberty Braves common stock rights offering	203	—
Excess tax benefit from stock-based compensation	75	35
Taxes paid in lieu of shares issued for stock-based compensation	(10)	(27)
Other financing activities, net	18	4
Net cash provided (used) by financing activities	(73)	(690)
Net increase (decrease) in cash and cash equivalents	1,028	109
Cash and cash equivalents at beginning of period	201	681
Cash and cash equivalents at end of period	$1,229	790

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2016

	Stockholders' equity
															Accumulated		Noncontrolling
		Common Stock												Additional	other		interest in
	Preferred	Liberty Media Corporation			Liberty Sirius XM			Liberty Braves			Liberty Media			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	1	—	2	—	—	—	—	—	—	—	—	—	—	(51)	10,981	7,198	18,131
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	445	122	567
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	44	—	—	16	60
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)
Excess tax benefits on stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	73	—	—	(1)	72
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	4	—	—	—	4
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(40)	—	—	(952)	(992)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	4	—
Recapitalization of tracking stock groups	—	(1)	—	(2)	1	—	2	—	—	—	—	—	1	—	—	—	—	1
Common stock issued pursuant to the Series C Liberty Braves common stock rights offering	—	—	—	—	—	—	—	—	—	—	—	—	—	203	—	—	—	203
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14	14
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Balance at June 30, 2016	$—	—	—	—	1	—	2	—	—	—	—	—	1	268	(51)	11,426	6,404	18,051

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We plan to early adopt this new guidance in the third quarter of 2016. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements but do not believe that it will have a significant impact.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

On November 4, 2014, Liberty completed the spin-off to its stockholders common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Upon completion of the spin-off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty, and in September 2015, Liberty entered into a closing agreement with the IRS which provides that the Broadband Spin-Off qualified for tax-free treatment. In the Broadband Spin-Off, record holders of Liberty Media Corporation’s Series A, Series B and Series C common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of Liberty Media Corporation common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward.

Liberty has entered into certain agreements with Liberty Interactive Corporation (“Liberty Interactive”), Starz, Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Liberty Broadband, all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of Starz and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of Starz only) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only). On July 22, 2016, Liberty entered into a services agreement with CommerceHub, Inc. (“CommerceHub”), which was a wholly owned subsidiary of Liberty Interactive prior to the completion of its spin-off on such date.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, TripCo, Liberty Broadband and CommerceHub with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, TripCo, Liberty Broadband and CommerceHub reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo, Liberty Broadband and CommerceHub pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo and Liberty Broadband. Under these various agreements approximately $6 million of these allocated expenses were reimbursed to Liberty during each of the three months ended June 30, 2016 and 2015, and $11 million and $14 million during the six months ended June 30, 2016 and 2015, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index.

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

The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016.  In May 2016, the IRS completed its review of the Recapitalization and notified Liberty that it agreed with the nontaxable characterization of the transaction. The operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate. However, the information in the following footnotes has been presented by tracking stock groups for all periods presented in order to enhance the information provided to users of these financial statements.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay the Intergroup Note (as defined below) and for working capital purposes. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves common stock at a subscription price of $12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Liberty’s Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016.  Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Liberty Braves Group.

Additionally, as a result of the Recapitalization, the Convertible Notes (note 9) will be convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty common stock has been reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard to adjustments related to the Recapitalization to the outstanding Series A common stock warrants as well as the outstanding cash convertible note hedges and purchased call options. See note 9 for a more detailed discussion of the amendments made to these financial instruments as a result of the Recapitalization.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2016, the Liberty SiriusXM Group has cash and cash equivalents of approximately $526 million, which includes $476 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Braves Group. Liberty attributed to the Liberty Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. As previously discussed, $150 million was outstanding under the Intergroup Note that was repaid during June 2016 using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds were attributed to the Liberty Braves Group. As of June 30, 2016, the Liberty Braves Group has cash and cash equivalents of approximately $149 million, which includes subsidiary cash.

The Liberty Media common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Media Group. Liberty attributed to the Liberty Media Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the Intergroup Note, the recovery received in connection with the Vivendi lawsuit, cash as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments. As part of the Recapitalization, the Liberty Media Group initially held a 20% intergroup interest in the Liberty Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Liberty Media Group was adjusted to 9,084,940, representing a 15.6% intergroup interest in the Liberty Braves Group. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty Media Group has an attributed value in the Liberty Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Liberty Media Group with respect to its interest in the Liberty Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Liberty Media Group. Accordingly, the intergroup interest attributable to the Liberty Media Group is presented as an asset and the intergroup interest attributable to the Liberty Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through transfer of securities, cash and/or other assets from the Liberty Braves Group to the Liberty Media Group. As of June 30, 2016, the Liberty Media Group has cash and cash equivalents of approximately $554 million.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

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

In connection with the Recapitalization, all outstanding Awards with respect to Liberty Media Corporation common stock (“Liberty Awards”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Media Corporation Award received new corresponding equity awards relating to shares of one or more of Liberty SiriusXM common stock (a “Liberty Sirius XM Award”), Liberty Braves common stock (a “Liberty Braves Award”) and Liberty Media common stock (a “Liberty Media Award”) (collectively, the “Adjusted Liberty Awards”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The exercise prices and number of shares subject to the Adjusted Liberty Awards were determined based on 1) the exercise prices and number of shares subject to the Liberty Media Corporation Award, 2) the distribution ratios, 3) the pre-Recapitalization trading price of Liberty Media Corporation common stock and 4) the post-Recapitalization trading prices of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock, such that all of the pre-Recapitalization value of the Liberty Media Corporation Awards was allocated among the Adjusted Liberty Awards.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in millions)
Cost of subscriber services:
Programming and content	$4	4	8	8
Customer service and billing	1	2	2	3
Other	1	2	2	4
Other operating expense	3	4	6	8
Selling, general and administrative	25	35	50	68
	$34	47	68	91

In connection with our CEO’s employment agreement, Liberty granted approximately 775 thousand options of Series C Liberty Media Corporation common stock and 39 thousand performance-based restricted stock units of Series C Liberty Media Corporation common stock. Such options and restricted stock units had a grant-date fair value of $8.91 per share and $37.76 per share, respectively. These options mainly vest on December 31, 2016, and the performance-based restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

Also during the six months ended June 30, 2016, Liberty granted 84 thousand, 346 thousand and 32 thousand options to purchase shares of Series C common stock of Liberty Media, Liberty SiriusXM and Liberty Braves, respectively. Such options had a weighted average grant-date fair value (“GDFV”) of $4.50, $7.45 and $3.56 per share, respectively, and each grant vests 50% each on December 31, 2019 and 2020.

The Company did not grant any options to purchase Series A or Series B of Liberty Media, Liberty SiriusXM or Liberty Braves common stock during the six months ended June 30, 2016.

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

Liberty Media

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	2,360	$23.36
Granted	—	$—
Exercised	(162)	$22.47
Forfeited/Cancelled	—	$—
Recapitalization adjustment	(1,682)	$10.64
Outstanding at June 30, 2016	516	$11.56	2.8	years	$4
Exercisable at June 30, 2016	496	$11.52	2.7	years	$4

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	10,613	$30.09
Granted	869	$35.87
Exercised	(381)	$22.19
Forfeited/Cancelled	(1)	$36.95
Recapitalization adjustment	(8,351)	$14.08
Outstanding at June 30, 2016	2,749	$14.88	4.9	years	$11
Exercisable at June 30, 2016	1,157	$11.99	3.1	years	$8

Liberty SiriusXM

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	2,235	$19.33
Granted	—	$—
Exercised	(46)	$18.15
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2016	2,189	$19.35	2.7	years	$26
Exercisable at June 30, 2016	2,105	$19.25	2.6	years	$25

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	11,154	$25.34
Granted	346	$31.66
Exercised	(71)	$18.93
Forfeited/Cancelled	(1)	$28.27
Outstanding at June 30, 2016	11,428	$25.57	4.8	years	$63
Exercisable at June 30, 2016	4,940	$20.57	3.1	years	$51

Liberty Braves

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	207	$11.30
Granted	—	$—
Exercised	(10)	$11.42
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2016	197	$11.30	2.8	years	$1
Exercisable at June 30, 2016	190	$11.26	2.7	years	$1

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	1,071	$14.74
Granted	32	$15.11
Exercised	(20)	$11.19
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2016	1,083	$14.82	4.9	years	$1
Exercisable at June 30, 2016	447	$12.02	3.2	years	$1

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $61 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of June 30, 2016, Liberty reserved 3.3 million, 13.6 million and 1.3 million shares of Series A and Series C common stock of Liberty Media, Liberty SiriusXM and Liberty Braves, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM - Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the six months ended June 30, 2016. As of June 30, 2016, SIRIUS XM has approximately 339 million options outstanding of which approximately 114 million are exercisable, each with a weighted-average exercise price per share of $3.32 and $2.47, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of June 30, 2016 is $217 million and $168 million, respectively. The stock-based compensation expense related to SIRIUS XM was $24 million and $37 million for the three months ended June 30, 2016 and 2015, respectively, and $48 million and $74 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $211 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

(4)   Earnings Attributable to Liberty Media Corporation Stockholders Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented, including any necessary adjustments to earnings (loss) attributable to shareholders.

As discussed in note 2, on April 15, 2016, the Company completed a recapitalization of its common stock into three new tracking stock groups, one designated as the Liberty SiriusXM common stock, one designated as the Liberty Braves common stock and one designated as the Liberty Media common stock. The operating results prior to the Recapitalization are attributed to Liberty Media Corporation stockholders in the aggregate, and the operating results subsequent to the Recapitalization are attributed to the respective tracking stock groups.

Excluded from diluted EPS for the period subsequent to the Recapitalization through June 30, 2016 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Media common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (note 9), because their inclusion would be antidilutive. The Amended Warrant Transactions (note 9) may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Liberty Media Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Media Corporation Common Stock
	April 1, 2016	Three months	January 1, 2016	Six months
	through	ended	through	ended
	April 15, 2016	June 30, 2015	April 15, 2016	June 30, 2015
	numbers of shares in millions
Basic WASO	335	339	335	340
Potentially dilutive shares	2	3	2	3
Diluted WASO	337	342	337	343

Excluded from diluted EPS for the period ended April 15, 2016 are 23 million potential common shares, primarily due to warrants issued in connection with the Bond Hedge Transaction (note 9),  because their inclusion would be antidilutive.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	April 15, 2016	Three months	April 15, 2016	Six months
	through	ended	through	ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	numbers of shares in millions
Basic WASO	335	NA	335	NA
Potentially dilutive shares	2	NA	2	NA
Diluted WASO	337	NA	337	NA

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	April 15, 2016	Three months	April 15, 2016	Six months
	through	ended	through	ended
	June 30, 2016 (a)(b)	June 30, 2015	June 30, 2016 (a)(b)	June 30, 2015
	numbers of shares in millions
Basic WASO	36	NA	36	NA
Potentially dilutive shares	9	NA	9	NA
Diluted WASO	45	NA	45	NA

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(a)

As discussed in note 2, subsequent to the Recapitalization, Liberty distributed subscription rights to holders of Liberty Braves common stock, which were priced at a discount to the market value, to acquire additional shares of Liberty Braves common stock. The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding.

(b)

As discussed in note 2, following the Recapitalization and Series C Liberty Braves common stock rights offering, the number of notional shares representing the Liberty Media Group’s intergroup interest in the Liberty Braves Group was adjusted to 9,084,940 shares. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty Media Group has an attributed value in the Liberty Braves Group which is generally stated in terms of a number of shares of stock issuable to the Liberty Media Group with respect to its interest in the Liberty Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic earnings per share weighted average number of shares outstanding. However, the notional shares representing the intergroup interest are included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. An adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

		April 15, 2016	Three months	April 15, 2016	Six months
		through	ended	through	ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders		32	NA	32	NA
Unrealized (gain) loss on the intergroup interest		(27)	NA	(27)	NA
Diluted earnings (loss) attributable to Liberty Braves shareholders		$5	NA	5	NA

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Media Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Media Common Stock
	April 15, 2016	Three months	April 15, 2016	Six months
	through	ended	through	ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	numbers of shares in millions
Basic WASO	83	NA	83	NA
Potentially dilutive shares	1	NA	1	NA
Diluted WASO	84	NA	84	NA

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2016			December 31, 2015
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$690	690	—	68	68	—
Short term marketable securities	$—	—	—	15	15	—
Available-for-sale securities	$429	405	24	474	425	49
Financial instrument assets	$164	—	164	232	—	232
Debt	$994	—	994	995	—	995

The majority of Liberty's Level 2 financial assets and debt are primarily investments in debt related instruments and certain derivative instruments. The Company notes that these assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP.  The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those available-for-sale securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets classified as Level 2 in the table above are included in the Other assets line item in the condensed consolidated balance sheets. Short term marketable securities are included in the Other current assets line item in the condensed consolidated balance sheets.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities	$5	9	29	(22)
Cash convertible notes (a)	4	49	1	49
Change in fair value of bond hedges (a)	(40)	(46)	(68)	(38)
Other derivatives (b)	(1)	28	(2)	23
	$(32)	40	(40)	12

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	June 30,	December 31,
	2016	2015
	amounts in millions
Liberty SiriusXM Group
Other AFS and cost investments	$—	—
Total attributed Liberty Sirius Group	—	—

Liberty Braves Group
Other AFS and cost investments	8	8
Total attributed Liberty Braves Group	8	8

Liberty Media Group
Fair Value Option Securities
Time Warner, Inc. (a)	313	275
Viacom, Inc. (b)	77	76
Other equity securities	16	74
Other debt securities	—	25
Total Fair Value Option Securities	406	450
AFS and cost investments
Live Nation debt securities	24	24
Other AFS and cost investments	54	51
Total AFS and cost investments	78	75
Total attributed Liberty Media Group	484	525

Consolidated Liberty	$492	533

(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of June 30, 2016.
(b)	During the six months ended June 30, 2015, Liberty sold 1.8 million shares of Viacom common stock for approximately $122 million in proceeds.

Unrealized Holding Gains and Losses

There were no unrealized holding gains and losses related to investments in AFS securities as of June 30, 2016 or December 31, 2015.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2016 and the carrying amount at December 31, 2015:

	June 30, 2016			December 31, 2015
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	37%	$167	$166	153
Total Liberty SiriusXM Group			166	153

Liberty Braves Group
Other	various	NA	52	39
Total Liberty Braves Group			52	39

Liberty Media Group
Live Nation (a)	34%	$1,637	746	764
Other	various	NA	159	159
Total Liberty Media Group			905	923
Consolidated Liberty			$1,123	1,115

(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of June 30, 2016.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$2	3	9	(4)
Total Liberty SiriusXM Group	2	3	9	(4)

Liberty Braves Group
Other	2	2	4	4
Total Liberty Braves Group	2	2	4	4

Liberty Media Group
Live Nation	9	1	(8)	(17)
Other	5	(6)	1	(20)
Total Liberty Media Group	14	(5)	(7)	(37)
Consolidated Liberty	$18	—	6	(37)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Canada

SIRIUS XM has entered into agreements to provide Sirius XM Canada Holdings Inc. (“SIRIUS XM Canada”) with the right to offer SIRIUS XM satellite radio service in Canada. The various license and services agreements with SIRIUS XM Canada will expire in 2017 and 2020. SIRIUS XM receives a percentage based royalty of 10% and 15% for certain types of subscription revenue earned by SIRIUS XM Canada for the distribution of Sirius and XM platforms, respectively, royalties for activation fees and premium services and reimbursement for other charges. At June 30, 2016, SIRIUS XM has approximately $3 million and $9 million in current and noncurrent related party liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet.  Additionally, SIRIUS XM has approximately $5 million in current related party assets at June 30, 2016 due to activation fees and programming and chipset costs for which SIRIUS XM Canada reimburses SIRIUS XM that are recorded in other current assets in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $11 million and $13 million in revenue for the three months ended June 30, 2016 and 2015, respectively, and $21 million and $26 million for the six months ended June 30, 2016 and 2015, respectively, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.  SIRIUS XM Canada declared dividends to SIRIUS XM of $4 million during each of the three months ended June 30, 2016 and 2015 and $8 million during each of the six months ended June 30, 2016 and 2015.

On May 12, 2016, a subsidiary of SIRIUS XM, Sirius XM Radio Inc. (“Sirius XM Radio”), entered into an arrangement agreement (the “Arrangement Agreement”) with SIRIUS XM Canada. Pursuant to the Arrangement Agreement, SIRIUS XM Radio and certain Canadian shareholders will form a new company to acquire shares of SIRIUS XM Canada not already owned by them pursuant to a plan of arrangement (the “Transaction”). In connection with the Transaction, SIRIUS XM Canada’s shareholders will be entitled to elect to receive, for each share of SIRIUS XM Canada held, C$4.50 (U.S.$3.50 as of May 12, 2016) in (i) cash, (ii) shares of SIRIUS XM’s common stock, (iii) a security exchangeable for shares of SIRIUS XM’s common stock, or (iv) a combination thereof; provided that no more than 50% of the total consideration in the Transaction (or up to 35 million shares) will be issued in SIRIUS XM common stock and exchangeable shares. All of the obligations of SIRIUS XM Radio under the Arrangement Agreement are guaranteed by SIRIUS XM.

Following the Transaction, SIRIUS XM Radio is expected to hold a 70% economic interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting power and economic interest held by Slaight Communications and Obelysk Media, two of SIRIUS XM Canada’s current Canadian shareholders. SIRIUS XM Radio expects to contribute to SIRIUS XM Canada approximately U.S. $275 million in connection with the Transaction (assuming that all shareholders elect to receive cash in connection with the Transaction), which amount is expected to be used to pay the cash consideration to SIRIUS XM Canada’s shareholders and will be decreased proportionately if shareholders elect to receive consideration in shares of SIRIUS XM common stock or securities exchangeable for SIRIUS XM common stock.

The Transaction is subject to the approval of two-thirds of the shareholders of SIRIUS XM Canada, as well as a majority of the minority shareholders of SIRIUS XM Canada. The Transaction is also subject to receipt of court and Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of all necessary approvals, the Transaction is expected to close no later than end of the fourth quarter of 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the six months ended June 30, 2016.

Intangible Assets Subject to Amortization

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(208)	630	838	(179)	659
Licensing agreements	316	(95)	221	316	(81)	235
Other	665	(448)	217	609	(406)	203
Total	$1,819	(751)	1,068	1,763	(666)	1,097

Amortization expense for intangible assets with finite useful lives was $47 million and $40 million for the three months ended June 30, 2016 and 2015, respectively, and $86 million and $72 million for the six months ended June 30, 2016 and 2015, respectively. Based on its amortizable intangible assets as of June 30, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2016	$86
2017	$171
2018	$126
2019	$112
2020	$108

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2016	2016	2015
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
Margin Loans	$250	250	250
Subsidiary notes and loans:
SIRIUS XM 5.875% Senior Notes due 2020	650	645	645
SIRIUS XM 5.75% Senior Notes due 2021	600	596	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	406	406
SIRIUS XM 4.25% Senior Notes due 2020	500	497	496
SIRIUS XM 4.625% Senior Notes due 2023	500	496	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,486	1,485
SIRIUS XM 5.375% Senior Notes due 2025	1,000	990	989
SIRIUS XM 5.375% Senior Notes due 2026	1,000	989	—
SIRIUS XM Credit Facility	—	—	340
SIRIUS XM leases	16	16	13
Less deferred financing costs	(8)	(8)	(7)
Total Liberty SiriusXM Group	6,408	6,363	5,709
Liberty Braves Group
Subsidiary notes and loans:
Notes and loans	145	145	147
Less deferred financing costs	(8)	(8)	(8)
Total Liberty Braves Group	137	137	139
Liberty Media Group
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	1,000	994	995
Other	37	37	38
Total Liberty Media Group	1,037	1,031	1,033
Total debt	$7,582	7,531	6,881
Less debt classified as current		(256)	(255)
Total long-term debt		$7,275	6,626

Liberty 1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the year ended December 31, 2014, in connection with the issuance of Series C Liberty Media Corporation common stock and the Broadband Spin-Off, as discussed in note 1, the initial conversion rate for the Convertible Notes was adjusted to 21.0859 shares of Series A Liberty Media Corporation common stock per $1,000

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

principal amount of Convertible Notes with an equivalent conversion price of $47.43 per share of Series A Liberty Media Corporation common stock.

As a result of the Recapitalization, as discussed in note 2, the Convertible Notes are convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty Media Corporation common stock has been reclassified (the “Securities Basket”). The supplemental indenture  entered into on April 15, 2016 in connection with the Recapitalization amends the conversion, adjustment and other provisions of the indenture to give effect to the Recapitalization and provides that the conversion consideration due upon conversion of any Convertible Note shall be determined as if references in the indenture to one share of Series A Liberty Media Corporation common stock were instead a reference to the Securities Basket, initially consisting of 0.10 of a share of Series A Liberty Braves common stock, 1.0 share of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Media common stock. The Series A Liberty Braves common stock component of the Securities Basket was adjusted to 0.1087 pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of June 30, 2016, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of Series A Liberty Media Corporation common stock, which corresponds to the conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Series C Liberty common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Series A Liberty Media Corporation common stock and the strike price was adjusted to $47.43 per share of Series A Liberty Media Corporation common stock, which corresponded to the adjusted conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Media common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2). As of June 30, 2016, the basket price of the securities underlying the Bond Hedge Transaction was $37.78 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets, at cost, net of accumulated amortization as of June 30, 2016 and December 31, 2015 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the Warrant Transactions with cash. As of December 31, 2015, there were 21,085,900 warrants outstanding with a strike price of $64.46 per share. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”).  As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Media common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of June 30, 2016, the basket price of the securities underlying the Amended Warrant Transactions was $37.78 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrant transactions were attributed to the Liberty Media Group in the Recapitalization.

Margin Loans

During October 2015, Liberty refinanced a margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $1 billion undrawn line of credit, which is scheduled to mature on October 25, 2016. Shares of SIRIUS XM and Live Nation common stock are pledged as collateral pursuant to this agreement.  The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Borrowings outstanding under this margin loan bore interest at a rate of 2.38% per annum at June 30, 2016. Other terms of the agreement were substantially similar to the previous arrangement. As of June 30, 2016, availability under the revolving line of credit was $1 billion.

As of June 30, 2016, the value of shares pledged as collateral pursuant to the $1.25 billion margin loan due 2016 is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	June 30, 2016	June 30, 2016
	amounts in millions
SIRIUS XM	145.4	$574
Live Nation	4.2	$100

The outstanding margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM 5.375% Senior Notes due 2026

In May 2016, SIRIUS XM issued $1.0 billion principal amount of new senior notes due July 2026 which bear interest at an annual rate 5.375% (“SIRIUS XM 5.375% Senior Notes due 2026”) with an original issuance discount of $11 million. The SIRIUS XM 5.375% Senior Notes due 2026 are recorded net of the remaining unamortized discount.

SIRIUS XM Senior Secured Revolving Credit Facility

In December 2012, SIRIUS XM entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250 million. In June 2015, SIRIUS XM amended the agreement to increase the total borrowing capacity under the Credit Facility to $1,750 million and to extend the maturity to June 2020. The Credit Facility is secured by substantially all SIRIUS XM's assets and the assets of their subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which as of June 30, 2016 was 0.30% per annum and is payable on a quarterly basis.

As of June 30, 2016, availability under the Credit Facility was $1,750 million.

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

During September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan bears interest at LIBOR plus an applicable spread between 1.50% and 1.75% (based on the debt service coverage ratio) per annum and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. The interest rate on the Braves Term Loan was 1.68% as of June 30, 2016. The Braves Term Loan is scheduled to mature during September 2020. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $250 million to $75 million for a total capacity under the credit facilities of $175 million. As of June 30, 2016, the weighted average interest rate on the credit facilities was 1.99%. As of June 30, 2016, Braves Holdings has borrowed approximately $133 million under the Braves Term Loan and two facilities.

Due to Braves Holdings providing the initial funding of the project and its ownership of the land during the initial construction period, until the initial reimbursement by the Authority during September 2015 at which time the land was conveyed to the Authority, Braves Holdings has been deemed the owner (for accounting purposes) of the stadium during the construction period and costs have been classified as construction in progress (“CIP”), within the Property and equipment, net line item. Future costs of the project will continue to be captured in CIP along with a corresponding liability

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

in other liabilities, for amounts funded by the Authority.  At the end of construction an additional determination will be made regarding whether the transaction will qualify for sale-leaseback accounting treatment.

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The estimated cost for mixed-use development is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $490 million through a mix of approximately $200 million in equity and $290 million in new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options. Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with step-downs upon lease of the mixed use facilities at the completion of construction. As of June 30, 2016, $12 million was drawn on these facilities with a weighted average interest rate of 2.46%. As discussed in note 6, 464 thousand Time Warner, Inc. shares were pledged as collateral to these facilities. The fair value of the shares pledged as of June 30, 2016 was $34 million.

As of June 30, 2016, approximately $420 million has been spent to-date on the baseball facility, of which approximately $331 million of funding has been provided by the Authority, and $179 million has been spent to date on the mixed-use development.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM and Braves Holdings are in compliance with all debt covenants as of June 30, 2016.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2016
SIRIUS XM 5.875% Senior Notes due 2020	$672
SIRIUS XM 5.75% Senior Notes due 2021	$625
SIRIUS XM 5.25% Senior Secured Notes due 2022	$421
SIRIUS XM 4.25% Senior Notes due 2020	$508
SIRIUS XM 4.625% Senior Notes due 2023	$486
SIRIUS XM 6% Senior Notes due 2024	$1,552
SIRIUS XM 5.375% Senior Notes due 2025	$995
SIRIUS XM 5.375% Senior Notes due 2026	$989

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at June 30, 2016.

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

On March 1, 2016, BDC Hotel I, LLC (the “Braves Member”), a wholly-owned subsidiary of Braves Holdings, entered into a 50/50 joint venture partnership pursuant to a limited liability company agreement with the Omni Georgia Hotel Company, LLC (the “Omni Member”), a third party, for the formation of the Georgia Ballpark Hotel Company, LLC (“Hotel Company”). The purpose of the Hotel Company is to develop, own and operate a hotel on the mixed-use complex around the new Atlanta Braves baseball stadium. The Company’s interest in the Hotel Company is accounted for as an equity method investment. During June 2016, the Hotel Company entered into a term loan with a capacity of $58.5 million (the “Construction Loan”). The Construction Loan is scheduled to mature during December 2019 and contains two 12-month extension options. The Construction Loan was undrawn as of June 30, 2016.  In connection with the Construction Loan, the Braves Member and the Omni Member each provided a 50% loan guarantee on a several, but not joint, liability basis for the duration of the term of the loan. Each of the Braves Member and the Omni Member may be required to provide additional capital if the Hotel Company defaults on the Construction Loan. Additionally, the Construction Loan contains a covenant regarding the net worth of the Braves Member’s parent (Braves Development Company, LLC). As of June 30, 2016, the Braves Member is in compliance with this covenant, and the potential for the Hotel Company’s default on the Construction Loan is considered remote. Accordingly, a liability related to the Construction Loan guarantee has not been recorded as of June 30, 2016.

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2016 aggregated $230 million, which is payable as follows: $36 million in 2016, $53 million in 2017, $48 million in 2018, $40 million in 2019 and $53 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

On April 5, 2016, SIRIUS XM entered into a memorandum of understanding to settle these purported class action suits.  The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones.  As part of this settlement, SIRIUS XM will agree to pay $35 million in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge, and to enter into agreements to make modifications to the practices of certain of SIRIUS XM’s call center vendors.  The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.

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

SIRIUS XM recognized $108 million in June 2015 for the portion of the $210 million Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during June 2015. The $108 million has been excluded from Adjusted OIBDA as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. During the remainder of 2015, SIRIUS XM recognized approximately $19 million to Revenue share and royalties with respect to the Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. SIRIUS XM recognized approximately $10 million and $20 million to Revenue share and royalties within the unaudited condensed consolidated statement of operations with respect to the Capitol Records lawsuit settlement during the three and six months ended June 30, 2016, respectively, related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. Of the remaining $63 million of the settlement, approximately $20 million and $43 million will be amortized to Revenue share and royalties within the unaudited condensed consolidated statement of operations over the future service period during the years ended December 31, 2016 and 2017, respectively.

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

For the six months ended June 30, 2016, the Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.

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

Performance Measures

	Three months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,235	451	1,119	420
Corporate and other	—	(1)	—	—
Total Liberty SiriusXM Group	1,235	450	1,119	420
Liberty Braves Group
Corporate and other	131	12	103	5
Total Liberty Braves Group	131	12	103	5
Liberty Media Group
Corporate and other	—	(7)	—	(7)
Total Liberty Media Group	—	(7)	—	(7)
	$1,366	455	1,222	418

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$2,435	890	2,195	824
Corporate and other	—	(1)	—	—
Total Liberty SiriusXM Group	2,435	889	2,195	824
Liberty Braves group
Corporate and other	135	(24)	108	(16)
Total Liberty Braves group	135	(24)	108	(16)
Liberty Media group
Corporate and other	—	(19)	—	(17)
Total Liberty Media group	—	(19)	—	(17)
	$2,570	846	2,303	791

Other Information

	June 30, 2016
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,336	166	67
Total Liberty SiriusXM Group	27,336	166	67
Liberty Braves Group
Corporate and other	1,285	52	93
Total Liberty Braves Group	1,285	52	93
Liberty Media Group
Corporate and other	2,401	905	—
Total Liberty Media Group	2,401	905	—
Elimination	(133)	—	—
Consolidated Liberty	$30,889	1,123	160

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$455	418	846	791
Legal settlement, net (note 10)	—	(108)	511	(108)
Stock-based compensation	(34)	(47)	(68)	(91)
Depreciation and amortization	(93)	(92)	(180)	(176)
Interest expense	(90)	(83)	(174)	(160)
Share of earnings (losses) of affiliates, net	18	—	6	(37)
Realized and unrealized gains (losses) on financial instruments, net	(32)	40	(40)	12
Other, net	5	6	12	8
Earnings (loss) from continuing operations before income taxes	$229	134	913	239

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

As discussed in note 2 of the accompanying condensed consolidated financial statements, on April 15, 2016, Liberty completed a reclassification of the Company’s common stock into three new tracking stock groups, one designated as the Liberty Braves common stock, one designated as the Liberty Media common stock and one designated as the Liberty SiriusXM common stock (the “Recapitalization”). Although the Recapitalization was not effective for all periods presented herein, information has been presented among the tracking stock groups for all periods presented as if the Recapitalization had been completed as of January 1, 2015. This attribution of historical financial information does not purport to be what actual results and balances would have been if the Recapitalization had actually occurred and been in place during the periods prior to April 15, 2016. Operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2016, the Liberty SiriusXM Group has cash and cash equivalents of approximately $526 million, which includes $476 million of subsidiary cash.

The term "Liberty Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As discussed below, the Intergroup Note, including accrued interest, was repaid during June 2016 using proceeds from the subscription rights offering and the Intergroup Note agreement was cancelled. As of June 30, 2016, the Liberty Braves Group has cash and cash equivalents of approximately $149 million, which includes subsidiary cash.

Following the Recapitalization, Liberty issued subscription rights to acquire shares of Series C Liberty Braves tracking stock. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves common stock at a subscription price of $12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Liberty’s Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016.  Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Liberty Braves Group.

The term "Liberty Media Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty Media Group is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Liberty Braves Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the Intergroup Note, the recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments.  Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Liberty Media Group retains an intergroup interest in the Liberty Braves Group of approximately 15.6%. As of June 30, 2016, the Liberty Media Group has cash and cash equivalents of approximately $554 million.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,235	1,119	2,435	2,195
Total Liberty SiriusXM Group	1,235	1,119	2,435	2,195
Liberty Braves Group
Corporate and other	131	103	135	108
Total Liberty Braves Group	131	103	135	108
Liberty Media Group
Corporate and other	—	—	—	—
Total Liberty Media Group	—	—	—	—
Consolidated Liberty	$1,366	1,222	2,570	2,303

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$350	194	686	484
Corporate and other	(7)	—	(7)	—
Total Liberty SiriusXM Group	343	194	679	484
Liberty Braves Group
Corporate and other	(3)	(6)	(46)	(32)
Total Liberty Braves Group	(3)	(6)	(46)	(32)
Liberty Media Group
Corporate and other	(12)	(17)	476	(36)
Total Liberty Media Group	(12)	(17)	476	(36)
Consolidated Liberty	$328	171	1,109	416

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$451	420	890	824
Corporate and other	(1)	—	(1)	—
Total Liberty SiriusXM Group	450	420	889	824
Liberty Braves Group
Corporate and other	12	5	(24)	(16)
Total Liberty Braves Group	12	5	(24)	(16)
Liberty Media Group
Corporate and other	(7)	(7)	(19)	(17)
Total Liberty Media Group	(7)	(7)	(19)	(17)
Consolidated Liberty	$455	418	846	791

Revenue.    Our consolidated revenue increased $144 million and $267 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to revenue growth at SIRIUS XM ($116 million and $240 million for the three and six months ended June 30, 2016, respectively). Additionally, Braves Holdings revenue increased $28 million and $27 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings, including a discussion of the SIRIUS XM and Braves Holdings results on a comparative basis.

Operating income (loss).    Our consolidated operating income increased $157 million and $693 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in operating income was due to increases in Liberty SiriusXM Group operating income of $149 million and $195 million for the three and six months ended June 30, 2016, respectively. As discussed in note 10 of the accompanying condensed consolidated financial statements, SIRIUS XM recognized a $108 million legal settlement expense during the three months ended June 30, 2015. Liberty Braves Group operating loss improved $3 million and declined $14 million for the three and six months ended June 30, 2016, respectively. Liberty Media Group operating income improved $5 million and $512 million for the three and six months ended June 30, 2016, respectively. The increase for the six month period is primarily due to the favorable net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 10 of the accompanying condensed consolidated financial statements. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of our common stock that are granted to certain of our officers and employees, (2) options, restricted stock awards, restricted stock units and other stock-based awards granted to officers, employees and certain third parties of our subsidiary, SIRIUS XM, (3) phantom stock appreciation rights ("PSARs") granted to officers and employees of our subsidiary, Braves Holdings, pursuant to private equity plans and (4) amortization of restricted stock and performance-based restricted stock unit grants.

We recorded $68 million and $91 million of stock compensation expense for the six months ended June 30, 2016 and 2015, respectively. The decrease in stock compensation expense is primarily due to a decrease in SIRIUS XM stock compensation expense. Upon acquisition of a controlling interest in SIRIUS XM, we recorded an adjustment to increase SIRIUS XM’s unvested stock compensation to fair value and amortized this adjustment through December 31, 2015. SIRIUS XM stock compensation expense in the prior year included $35 million of this purchase price amortization expense. This decrease was partially offset by increases in stock compensation expense recognized by SIRIUS XM and Braves Holdings during the period.  As of June 30, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $61 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.  Additionally, as of June 30, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $211 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

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

As separately reported in note 10 of the accompanying condensed consolidated financial statements, the $108 million SIRIUS XM legal settlement related to the Capitol Records lawsuit recognized during June 2015 has been excluded from Adjusted OIBDA for the three and six months ended June 30, 2015. The remaining $102 million of the settlement associated with the future use of pre-1972 sound recordings is being recognized as a component of Adjusted OIBDA as revenue and share royalties expense in periods through 2017. Revenue share and royalties (included in operating income (loss)) for the three and six months ended June 30, 2016 includes $10 million and $20 million, respectively, attributable to the amortization in connection with the Capitol Records lawsuit settlement.

Consolidated Adjusted OIBDA improved $37 million and $55 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA was due to increases in Liberty SiriusXM Group Adjusted OIBDA of $30 million and $65 million for the three and six months ended June 30, 2016, respectively. Liberty Braves Group Adjusted OIBDA improved $7 million and declined $8 million for the three and six months ended June 30, 2016, respectively. Liberty Media Group Adjusted OIBDA remained flat and decreased $2 million for the three and six months ended June 30, 2016, respectively. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(86)	(76)	(167)	(149)
Liberty Braves Group	—	(1)	—	(1)
Liberty Media Group	(4)	(6)	(7)	(10)
Consolidated Liberty	$(90)	(83)	(174)	(160)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$2	3	9	(4)
Liberty Braves Group	2	2	4	4
Liberty Media Group	14	(5)	(7)	(37)
Consolidated Liberty	$18	—	6	(37)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$—	—	—	—
Liberty Braves Group	—	—	—	—
Liberty Media Group	(32)	40	(40)	12
Consolidated Liberty	$(32)	40	(40)	12

Other, net
Liberty SiriusXM Group	$—	—	1	—
Liberty Braves Group	(1)	—	(1)	—
Liberty Media Group	6	6	12	8
Consolidated Liberty	$5	6	12	8

	$(99)	(37)	(196)	(177)

Interest expense.    Consolidated interest expense increased $7 million and $14 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to an increase in the average amount of SIRIUS XM and other subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$2	3	9	(4)
Total Liberty SiriusXM Group	2	3	9	(4)

Liberty Braves Group
Other	2	2	4	4
Total Liberty Braves Group	2	2	4	4

Liberty Media Group
Live Nation	9	1	(8)	(17)
Other	5	(6)	1	(20)
Total Liberty Media Group	14	(5)	(7)	(37)
Consolidated Liberty	$18	—	6	(37)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities	$5	9	29	(22)
Cash convertible notes	4	49	1	49
Change in fair value of bond hedges	(40)	(46)	(68)	(38)
Other derivatives	(1)	28	(2)	23
	$(32)	40	(40)	12

The gain on Fair Value Option Securities is primarily due to improvements in market values for Liberty's public portfolio during the three and six months ended June 30, 2016.

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

The unrealized gains on other derivatives for the three and six months ended June 30, 2015 is primarily due to gains on the forward contract on Live Nation shares (see note 5 in the accompanying condensed consolidated financial statements).

Other, net.  Other, net gain for the six months ended June 30, 2016 is primarily due to interest and dividend income and the gain on sale of certain fixed assets.

Income taxes.  We had income tax expense for the three and six months ended June 30, 2016 of $89 million and $346 million, respectively, and income tax expense for the three and six months ended June 30, 2015 of $35 million and $121 million, respectively. Tax expense for the three months ended June 30, 2016 was higher than the federal tax rate of 35% due to the effect of state income taxes. Tax expense for the three months ended June 30, 2015 was lower than the federal tax rate of 35% due to the effect of a tax law change in New York City (“NYC”) during the period which would allow SIRIUS XM to utilize additional NYC net operating losses, resulting in an increase in SIRIUS XM’s deferred tax assets. Tax expense for the six months ended June 30, 2016 was higher than the federal tax rate of 35% due to the effect of state income taxes. Tax expense for the six months ended June 30, 2015 was higher than the federal tax rate of 35% due to the effect of a tax law change in the District of Columbia (“D.C.”) during the first quarter of 2015 which reduced the allocation of SIRIUS XM’s taxable income in D.C.  As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in an increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.

Net earnings.  We had net earnings of $140 million and $567 million for the three and six months ended June 30, 2016, respectively, and $99 million and $118 million for the three and six months ended June 30, 2015, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2016, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of June 30, 2016 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Liberty SiriusXM Group
Sirius XM	$476	—
Corporate and other	50
Total Liberty SiriusXM Group	526	—
Liberty Braves Group
Corporate and other	$149	—
Total Liberty Braves Group	149	—
Liberty Media Group
Corporate and other	$554	372
Total Liberty Media Group	554	372

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

Six months ended
June 30,
2016
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$783
Liberty Braves Group cash provided (used) by operating activities	19
Liberty Media Group cash provided (used) by operating activities	385
Net cash provided (used) by operating activities	$1,187
Liberty SiriusXM Group cash provided (used) by investing activities	$(71)
Liberty Braves Group cash provided (used) by investing activities	(111)
Liberty Media Group cash provided (used) by investing activities	96
Net cash provided (used) by investing activities	$(86)
Liberty SiriusXM Group cash provided (used) by financing activities	$(298)
Liberty Braves Group cash provided (used) by financing activities	228
Liberty Media Group cash provided (used) by financing activities	(3)
Net cash provided (used) by financing activities	$(73)

Liberty (excluding SIRIUS XM and Braves Holdings) did not have any significant uses of cash during the six months ended June 30, 2016. In connection with the Recapitalization, Liberty contributed $50 million cash to each of the Liberty SiriusXM Group and the Liberty Braves Group.

SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock and the repayments made under the Credit Facility.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand.

Braves Holdings incurred approximately $92 million of capital expenditures during the six months ended June 30, 2016 related to the construction of the new Braves Holdings ballpark facility and adjacent mixed-use complex. Braves Holdings’ capital expenditures were funded through the use of cash on hand, borrowings of debt and proceeds of $203 million received from the Series C Liberty Braves common stock rights offering during the period.

The projected uses of Liberty's cash (excluding SIRIUS XM’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans, settlement of derivative obligations and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans and outstanding credit facilities. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

Braves Holdings’ estimated capital expenditures for the remainder of 2016 include approximately $350 million for the construction of a new ballpark facility and adjacent mixed-use complex, excluding amounts to be paid for by the Authority and joint venture partners. See note 9 in the accompanying condensed consolidated financial statements for further details. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations, borrowing capacity under outstanding term loans and credit facilities and proceeds from the Series C Liberty Braves common stock rights offering.

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

As of June 30, 2016, SIRIUS XM had approximately 30.6 million subscribers, which is an increase of approximately 3% from 29.6 million subscribers as of December 31, 2015. Of the 30.6 million subscribers at June 30, 2016, approximately 25.1 million were self-pay subscribers and approximately 5.5 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current and prior periods for a discussion of the operations of SIRIUS XM.  For the three and six months ended June 30, 2016 and 2015, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of June 30, 2016, there is an approximate 35% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016 (1)	2015(1)	2016 (1)	2015(1)
	amounts in millions
Subscriber revenue	$1,033	940	2,043	1,851
Other revenue	203	183	394	353
Total revenue	1,236	1,123	2,437	2,204
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties	(264)	(223)	(516)	(436)
Programming and content	(79)	(67)	(160)	(136)
Customer service and billing	(93)	(91)	(189)	(183)
Other	(44)	(32)	(76)	(61)
Subscriber acquisition costs	(129)	(137)	(261)	(259)
Other operating expenses	(17)	(14)	(33)	(27)
Selling, general and administrative expenses	(158)	(145)	(310)	(290)
Adjusted OIBDA	452	414	892	812
Legal settlement	—	(108)	—	(108)
Stock-based compensation	(24)	(20)	(48)	(39)
Depreciation and amortization	(66)	(67)	(134)	(132)
Operating income	$362	219	710	533

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 10% for each of the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to an increase in the daily weighted average number of subscribers and increases in certain of SIRIUS XM’s self-pay subscription rates, partially offset by subscription discounts and limited channel plans offered through customer acquisition and retention programs.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three and six months ended June 30, 2016, other revenue increased approximately 11% and 12%, respectively, as compared to the corresponding prior year periods.  The most significant change in other revenue was the result of an increase in revenue from the U.S. Music Royalty Fee due to higher subscriber volumes on the rate which was increased during the first quarter of 2015 along with an increase in subscribers. Furthermore, advertising revenue increased due to a greater number of advertising spots sold and transmitted along with increased rates per spot. Equipment revenue slightly increased during the six month period due to higher royalties from an increase in OEM production and a higher royalty rate, partially offset by lower sales to distributors. Equipment revenue slightly decreased during the three month period due to lower sales to distributors, partially offset by higher OEM royalties.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 18% for each of the three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year. The increase was primarily due to greater revenue subject to royalty and revenue sharing agreements, the addition of certain royalty payments for SIRIUS XM’s use of pre-1972 recordings in accordance with the terms of the July 2015 agreement with the major record companies, and a 5% increase in the statutory royalty rate for the performance of sound recordings. Additionally, revenue share and royalties for the three and six months ended June 30, 2016 includes $10 million and $20 million, respectively, attributable to the amortization in connection with the Capitol Records lawsuit settlement.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 18% for each of the three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year. The increase resulted from renewed programming licenses as well as increased personnel related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense increased 2% and 3% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in expenses was primarily due to costs associated with a higher subscriber base driving greater call center costs, transaction fees and bad debt expense.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services increased 38% and 25% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to a loss of approximately $13 million on the disposal of certain obsolete satellite and related parts, recorded during the three months ended June 30, 2016, and transmission costs associated with SIRIUS XM’s connected vehicle services, partially offset by lower sales to distributors.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three and six months ended June 30, 2016, subscriber acquisition costs decreased approximately 6% and increased approximately 1%, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was driven by lower satellite radio installations in new vehicles and a slight improvement in subsidy rates.  The increase for the six month period was driven by costs related to a larger number of satellite radio installations in new vehicles.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the three and six months ended June 30, 2016 other operating expense increased 21% and 22%, respectively, as compared to the corresponding periods in the prior year. The increase was driven primarily by higher personnel costs.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2016, selling, general and administrative expense increased 9% and 7%, respectively as compared to the corresponding periods in the prior year.  The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, higher consulting costs and higher personnel related costs.

Stock-based compensation increased 20% and 23% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted since June 30, 2015.

Depreciation and amortization decreased 1% and increased 2% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was driven by certain satellites and software reaching the end of their estimated lives, partially offset by additional software and terrestrial repeater assets placed in-service.  The increase for the six month period was driven by additional software and terrestrial repeater assets placed in-service, partially offset by certain satellites reaching the end of their estimated lives.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016			Six months ended June 30, 2016
	As		As	As		As
	reported	Purchase	reported	reported	Purchase	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,033	(1)	1,032	2,043	(2)	2,041
Other revenue	203	—	203	394	—	394
Total revenue	1,236	(1)	1,235	2,437	(2)	2,435
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(480)	—	(480)	(941)	—	(941)
Subscriber acquisition costs	(129)	—	(129)	(261)	—	(261)
Other operating expenses	(17)	—	(17)	(33)	—	(33)
Selling, general and administrative expenses	(158)	—	(158)	(310)	—	(310)
Adjusted OIBDA	452	(1)	451	892	(2)	890
Stock-based compensation	(24)	—	(24)	(48)	—	(48)
Depreciation and amortization	(66)	(11)	(77)	(134)	(22)	(156)
Operating income	$362	(12)	350	710	(24)	686

	Three months ended June 30, 2015			Six months ended June 30, 2015
	As		As	As		As
	reported	Purchase	reported	reported	Adjustment	reported
	by	Accounting	by	by	for Purchase	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Accounting	Liberty
	amounts in millions
Subscriber revenue	$940	(4)	936	1,851	(8)	1,843
Other revenue	183	—	183	353	(1)	352
Total revenue	1,123	(4)	1,119	2,204	(9)	2,195
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(413)	10	(403)	(816)	21	(795)
Subscriber acquisition costs	(137)	—	(137)	(259)	—	(259)
Other operating expenses	(14)	—	(14)	(27)	—	(27)
Selling, general and administrative expenses	(145)	—	(145)	(290)	—	(290)
Adjusted OIBDA	414	6	420	812	12	824
Legal settlement	(108)	—	(108)	(108)	—	(108)
Stock-based compensation	(20)	(17)	(37)	(39)	(35)	(74)
Depreciation and amortization	(67)	(14)	(81)	(132)	(26)	(158)
Operating income	$219	(25)	194	533	(49)	484

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

Operating results attributable to the Liberty Braves Group are as follows. The results subsequent to the Recapitalization include corporate overhead and stock compensation expenses allocated to the Liberty Braves Group.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Total revenue	131	103	135	108
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(102)	(85)	(130)	(98)
Selling, general and administrative expenses	(17)	(13)	(29)	(26)
Adjusted OIBDA	12	5	(24)	(16)
Stock-based compensation	(2)	(2)	(4)	(2)
Depreciation and amortization	(13)	(9)	(18)	(14)
Operating income	$(3)	(6)	(46)	(32)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three and six months ended June 30, 2016, revenue increased $28 million and $27 million, respectively, as compared to the corresponding prior year periods.  Although attendance per game has been lower this year as compared to the prior year, the increase in revenue is due to an increase in overall ticket sales and broadcast revenue as a result of having more home games period over period (44 home games in 2016 versus 35 home games during the same period in 2015). Concession and retail revenue per turnstile increased during the current periods, resulting in an increase of approximately $11 million for each of the three and six months ended June 30, 2016 as compared to the corresponding periods in the prior year.

Other operating expense primarily includes costs associated with baseball and stadium operations. For the three and six months ended June 30, 2016, other operating expenses increased $17 million and $32 million, respectively, as compared to the corresponding periods in the prior year. The increase was driven primarily by the acceleration of approximately $23 million and $34 million player salary expense during the three and six months ended June 30, 2016, respectively, as a result of released and injured players during the respective periods. Additionally, Braves Holdings made the decision to operate its retail operations in-house during the current year which increased operating expenses due to additional staff positions related to the retail operations. Lastly, certain concessions expenses were incurred during the current period associated with the Braves Holdings’ new concessions operator for the 2016 season. These increases in operating expenses were partially offset by higher player salaries during the prior year, including the acceleration of approximately $5 million and $6 million player salary expense during the three and six months ended June 30, 2015, respectively, as a result of released and injured players during the respective periods

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three and six months ended June 30, 2016, selling, general and administrative expense increased $4 million and $3 million, respectively, as compared to the corresponding periods in the prior year. Braves Holdings’ standalone selling, general and administrative expense increased approximately $1 million and remained relatively flat during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. In addition to the Braves Holdings’ standalone selling, general and administrative expense during the period, $3 million selling, general and administrative expenses, including stock-based compensation expense, was allocated to the Liberty Braves Group in connection with the Recapitalization during the three and six months ended June 30, 2016.

Stock-based compensation remained flat and increased $2 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The Braves Holdings three-year stock compensation plan was approved during May 2015. Stock-based compensation expense is attributable to awards vested during the periods presented. The increase in stock-based compensation expense for the six month period is primarily due to an increase in the number of awards granted since June 30, 2015 and vested during the current period.

Depreciation and amortization increased approximately $4 million during each of the three and six months ended June 30, 2016 as compared to the corresponding periods in the prior year, primarily due to increased amortization expense associated with certain intangible assets acquired during the second half of 2015.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$250	2.4%	$6,166	5.4%
Liberty Braves Group	$95	1.9%	$50	2.2%
Liberty Media Group	$—	—%	$1,037	1.4%

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

At June 30, 2016, the fair value of our AFS equity securities was $429 million. Had the market price of such securities been 10% lower at June 30, 2016, the aggregate value of such securities would have been approximately $43 million lower.  Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at June 30, 2016 the aggregate value of such securities would have been $180 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

On April 5, 2016, SIRIUS XM entered into a memorandum of understanding to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, SIRIUS XM will agree to pay $35 million in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge, and to enter into agreements to make modifications to the practices of certain call center vendors.  The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.

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

There were no repurchases of Series A or Series C Liberty Media Corporation common stock, Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock during the three months ended June 30, 2016. As of June 30, 2016, $1.3 billion was available to be used for share repurchases of Series A and Series C Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock under the Company’s share repurchase program.

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

10.1

Indenture, dated as of May 23, 2016, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2026. (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295).

10.2	Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.3	Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.4	Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Company.
10.5	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Company.
10.6	Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Company.
10.7	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Company.
10.8	Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.9	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.10	Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Company.
10.11	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Company.
10.12	Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Company.
10.13	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and the Company.
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	August 5, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 5, 2016	By:	/s/ CHRISTOPHER W. SHEAN
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

10.1

Indenture, dated as of May 23, 2016, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2026. (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295).

10.2	Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.3	Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.4	Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Company.
10.5	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Company.
10.6	Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Company.
10.7	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Company.
10.8	Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.9	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Company.
10.10	Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Company.

10.11	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Company.
10.12	Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Company.
10.13	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and the Company.
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith