Form 10-Q
period 2016-09-30
Liberty Media Corp
filed 2016-11-08
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2016 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,343,920	9,870,856	222,794,159
Liberty Braves common stock	10,231,328	986,828	38,215,519
Liberty Media common stock	25,584,175	2,466,778	55,706,745

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$940	201
Trade and other receivables, net	274	247
Other current assets	258	243
Total current assets	1,472	691
Investments in available-for-sale securities and other cost investments (note 6)	1,249	533
Investments in affiliates, accounted for using the equity method (note 7)	1,156	1,115

Property and equipment, at cost	2,980	2,587
Accumulated depreciation	(817)	(708)
	2,163	1,879
Intangible assets not subject to amortization (note 8):
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 8)	1,070	1,097
Other assets	435	465
Total assets	$31,563	29,798

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$824	758
Current portion of debt	609	255
Deferred revenue	1,838	1,797
Other current liabilities	15	3
Total current liabilities	3,286	2,813
Long-term debt, including $1.5 billion and $995 million measured at fair value at September 30, 2016 and December 31, 2015, respectively (note 9)	7,510	6,626
Deferred income tax liabilities	2,009	1,667
Other liabilities	765	561
Total liabilities	13,570	11,667

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2016	December 31, 2015
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Media Corporation common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2015; issued and outstanding 102,193,688 shares at December 31, 2015 (note 2)	NA	1
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at September 30, 2016; issued and outstanding 102,340,884 shares at September 30, 2016 (note 2)	1	NA
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at September 30, 2016; issued and outstanding 10,231,380 shares at September 30, 2016 (note 2)	—	NA
Series A Liberty Media common stock, $.01 par value. Authorized 500,000,000 shares at September 30, 2016; issued and outstanding 25,584,240 shares at September 30, 2016 (note 2)	—	NA
Series B Liberty Media Corporation common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2015; issued and outstanding 9,870,966 shares at December 31, 2015 (note 2)	NA	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at September 30, 2016; issued and outstanding 9,870,956 shares at September 30, 2016 (note 2)	—	NA
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at September 30, 2016; issued and outstanding 986,828 shares at September 30, 2016 (note 2)	—	NA
Series B Liberty Media common stock, $.01 par value. Authorized 18,750,000 shares at September 30, 2016; issued and outstanding 2,466,821 shares at September 30, 2016 (note 2)	—	NA
Series C Liberty Media Corporation common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2015; issued and outstanding 222,482,377 shares December 31, 2015 (note 2)	NA	2
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at September 30, 2016; issued and outstanding 222,786,593 shares at September 30, 2016 (note 2)	2	NA
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at September 30, 2016; issued and outstanding 38,215,622 shares at September 30, 2016 (note 2)	—	NA
Series C Liberty Media common stock, $.01 par value. Authorized 500,000,000 shares at September 30, 2016; issued and outstanding 55,706,957 shares at September 30, 2016 (note 2)	1	NA
Additional paid-in capital	147	—
Accumulated other comprehensive earnings (loss), net of taxes	(54)	(51)
Retained earnings	11,608	10,981
Total stockholders' equity	11,705	10,933
Noncontrolling interests in equity of subsidiaries	6,288	7,198
Total equity	17,993	18,131
Commitments and contingencies (note 10)
Total liabilities and equity	$31,563	29,798

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,069	969	3,110	2,812
Other revenue	316	315	845	775
Total revenue	1,385	1,284	3,955	3,587
Operating costs and expenses, including stock based compensation (note 3):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	273	239	789	783
Programming and content	90	68	258	191
Customer service and billing	95	94	286	280
Other	31	33	109	98
Subscriber acquisition costs	121	133	382	392
Other operating expense	96	93	265	226
Selling, general and administrative	235	207	644	608
Legal settlement, net (note 10)	—	—	(511)	—
Depreciation and amortization	92	96	272	272
	1,033	963	2,494	2,850
Operating income (loss)	352	321	1,461	737
Other income (expense):
Interest expense	(98)	(84)	(272)	(244)
Share of earnings (losses) of affiliates, net (note 7)	37	29	43	(8)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	7	(200)	(33)	(188)
Other, net	5	4	17	12
	(49)	(251)	(245)	(428)
Earnings (loss) before income taxes	303	70	1,216	309
Income tax (expense) benefit	(134)	(29)	(478)	(150)
Net earnings (loss)	169	41	738	159
Less net earnings (loss) attributable to the noncontrolling interests	54	63	177	139
Net earnings (loss) attributable to Liberty stockholders	$115	(22)	561	20

Net earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$—	(22)	377	20
Liberty SiriusXM common stock	96	—	178	—
Liberty Braves common stock	(22)	—	10	—
Liberty Media common stock	41	—	(4)	—
	$115	(22)	561	20

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2016		2015	2016	2015
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4)
Series A, B and C Liberty Media Corporation common stock	$	NA	(0.07)	1.13	0.06
Series A, B and C Liberty SiriusXM common stock		0.29	NA	0.53	NA
Series A, B and C Liberty Braves common stock		(0.45)	NA	0.23	NA
Series A, B and C Liberty Media common stock		0.49	NA	(0.05)	NA
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4)
Series A, B and C Liberty Media Corporation common stock	$	NA	(0.07)	1.12	0.06
Series A, B and C Liberty SiriusXM common stock		0.28	NA	0.53	NA
Series A, B and C Liberty Braves common stock		(0.45)	NA	0.15	NA
Series A, B and C Liberty Media common stock		0.48	NA	(0.05)	NA

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Net earnings (loss)	$169	41	738	159
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(2)	(9)	5	(40)
Unrealized holding gains (losses) arising during the period	—	—	1	—
Share of other comprehensive earnings (loss) of equity affiliates	(2)	(1)	(7)	(3)
Other comprehensive earnings (loss)	(4)	(10)	(1)	(43)
Comprehensive earnings (loss)	165	31	737	116
Less comprehensive earnings (loss) attributable to the noncontrolling interests	54	59	179	121
Comprehensive earnings (loss) attributable to Liberty stockholders	$111	(28)	558	(5)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings	$738	159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	272	272
Stock-based compensation	109	147
Share of (earnings) loss of affiliates, net	(43)	8
Realized and unrealized (gains) losses on financial instruments, net	33	188
Deferred income tax expense (benefit)	407	98
Other, net	35	20
Changes in operating assets and liabilities
Current and other assets	(29)	(141)
Payables and other liabilities	129	142
Net cash provided (used) by operating activities	1,651	893
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(762)	—
Cash proceeds from sale of investments	61	175
Proceeds (payments) on financial instruments, net	(1)	(88)
Capital expended for property and equipment	(318)	(176)
Purchases of short term investments and other marketable securities	(258)	(51)
Sales of short term investments and other marketable securities	273	231
Other investing activities, net	(5)	(40)
Net cash provided (used) by investing activities	(1,010)	51
Cash flows from financing activities:
Borrowings of debt	2,019	1,779
Repayments of debt	(876)	(818)
Repurchases of Liberty common stock	—	(303)
Subsidiary shares repurchased by subsidiary	(1,225)	(1,648)
Proceeds from Liberty Braves common stock rights offering	203	—
Taxes paid in lieu of shares issued for stock-based compensation	(43)	(51)
Other financing activities, net	20	4
Net cash provided (used) by financing activities	98	(1,037)
Net increase (decrease) in cash and cash equivalents	739	(93)
Cash and cash equivalents at beginning of period	201	681
Cash and cash equivalents at end of period	$940	588

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2016

	Stockholders' equity
															Accumulated		Noncontrolling
		Common Stock												Additional	other		interest in
	Preferred	Liberty Media Corporation			Liberty Sirius XM			Liberty Braves			Liberty Media			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	1	—	2	—	—	—	—	—	—	—	—	—	—	(51)	10,981	7,198	18,131
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	561	177	738
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	2	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	70	—	—	25	95
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(43)	—	—	—	(43)
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	—	5
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(64)	—	—	(1,150)	(1,214)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(22)	—	—	22	—
Recapitalization of tracking stock groups	—	(1)	—	(2)	1	—	2	—	—	—	—	—	1	—	—	—	—	1
Common stock issued pursuant to the Series C Liberty Braves common stock rights offering	—	—	—	—	—	—	—	—	—	—	—	—	—	203	—	—	—	203
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	15
Cumulative adjustment for change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	66	(1)	65
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Balance at September 30, 2016	$—	—	—	—	1	—	2	—	—	—	—	—	1	147	(54)	11,608	6,288	17,993

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. We early adopted this new guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company has recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016 in the amount of $66 million. The presentation changes for excess tax benefits have been applied retrospectively in the condensed consolidated statements of cash flows, resulting in $75 million and $18 million of excess tax benefits for the nine months ended September 30, 2016 and 2015, respectively, reclassified from cash flows from financing activities to cash flows from operating activities.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company currently does not plan to early adopt this new guidance, is evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method.

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

Liberty has entered into certain agreements with Liberty Interactive Corporation (“Liberty Interactive”), Starz, Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Liberty Broadband, all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of Starz and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements, a Lease Agreement (in the case of Starz only) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only). On July 22, 2016, Liberty entered into a services agreement with CommerceHub, Inc. (“CommerceHub”), which was a wholly owned subsidiary of Liberty Interactive prior to the completion of its spin-off on such date. In addition, during November 2016, Liberty entered into a services agreement and a facilities sharing agreement with Liberty Expedia Holdings, Inc. (“Expedia Holdings”), which was a wholly-owned subsidiary of Liberty Interactive prior to the completion of its split-off on November 4, 2016.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, TripCo, Liberty Broadband, Expedia Holdings and CommerceHub with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, TripCo, Liberty Broadband, Expedia Holdings and CommerceHub reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo, Liberty Broadband, Expedia Holdings and CommerceHub pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo, Expedia Holdings and Liberty Broadband. Under these various agreements approximately $5 million and $1 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2016 and 2015, respectively, and $16 million and $15 million during the nine months ended September 30, 2016 and 2015, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index.

(2) Tracking Stocks

During November 2015, Liberty’s board of directors authorized management to pursue a recapitalization of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Media common stock and one to be designated as the Liberty SiriusXM common stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves common stock following the creation of the new tracking stocks.

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

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay the Intergroup Note (as defined below) and for working capital purposes. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves common stock at a subscription price of $12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Liberty’s Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016.  Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Liberty Braves Group. In September 2016, the IRS completed its review of the distribution of the Braves rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

Additionally, as a result of the Recapitalization, the Convertible Notes (note 9) are convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty common stock has been reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard to adjustments related to the Recapitalization to the outstanding Series A common stock warrants as well as the outstanding cash convertible note hedges and purchased call options. See note 9 for a more detailed discussion of the amendments made to these financial instruments as a result of the Recapitalization.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as SIRIUS XM or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

stock group, such as the Liberty SiriusXM Group or the Liberty Media Group.  Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of September 30, 2016, the Liberty SiriusXM Group has cash and cash equivalents of approximately $611 million, which includes $572 million of subsidiary cash. On October 26, 2016, SIRIUS XM’S board of directors declared the first quarterly dividend on SIRIUS XM common stock in the amount of $0.01 per share of common stock payable on November 30, 2016 to stockholders of record as of the close of business on November 9, 2016.  SIRIUS XM’S board of directors expects that this dividend will be the first of regular quarterly dividends, in an aggregate amount of $0.04 per share of common stock per year.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Braves Group. Liberty attributed to the Liberty Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. As previously discussed, $150 million was outstanding under the Intergroup Note that was repaid during June 2016 using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds were attributed to the Liberty Braves Group. As of September 30, 2016, the Liberty Braves Group has cash and cash equivalents of approximately $109 million, which includes subsidiary cash.

The Liberty Media common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Media Group. Liberty attributed to the Liberty Media Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), the recovery received in connection with the Vivendi lawsuit, cash as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments. As of September 30, 2016, the Liberty Media Group has cash and cash equivalents of approximately $220 million. Additionally, as discussed in more detail in note 6, on September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business. The first purchase agreement was completed on September 7, 2016 and provided for the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty’s interest in Delta Topco and by extension Formula 1 is attributed to the Liberty Media Group. It is expected that Liberty will acquire 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) upon the satisfaction of certain conditions, including certain regulatory and stockholder approvals as discussed in note 6. The second closing is expected to occur in the first quarter of 2017. Liberty’s anticipated acquired interest in Formula 1, along with existing Formula 1 cash and debt (which will be non-recourse to Liberty), will be attributed to the Liberty Media Group, which will be renamed the Formula One Group upon completion of the second closing (subject to stockholder approval), and the ticker symbols for the Series A, Series B and Series C Liberty Media Group tracking stocks will be changed from LMC (A/B/K), respectively, to FWON (A/B/K), respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As part of the Recapitalization, the Liberty Media Group initially held a 20% intergroup interest in the Liberty Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Liberty Media Group was adjusted to 9,084,940, representing a 15.5% intergroup interest in the Liberty Braves Group at September 30, 2016. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty Media Group has an attributed value in the Liberty Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Liberty Media Group with respect to its interest in the Liberty Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Liberty Media Group. Accordingly, the intergroup interest attributable to the Liberty Media Group is presented as an asset and the intergroup interest attributable to the Liberty Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through transfer of securities, cash and/or other assets from the Liberty Braves Group to the Liberty Media Group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in millions)
Cost of subscriber services:
Programming and content	$6	5	14	13
Customer service and billing	1	1	3	4
Other	1	2	3	6
Other operating expense	3	5	9	13
Selling, general and administrative	30	43	80	111
	$41	56	109	147

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

Also during the nine months ended September 30, 2016, Liberty granted 100 thousand, 371 thousand and 36 thousand options to purchase shares of Series C common stock of Liberty Media, Liberty SiriusXM and Liberty Braves, respectively. Such options had a weighted average grant-date fair value (“GDFV”) of $4.90, $7.45 and $3.58 per share, respectively, and vests 50% each on December 31, 2019 and 2020.

The Company did not grant any options to purchase Series A or Series B of Liberty Media, Liberty SiriusXM or Liberty Braves common stock during the nine months ended September 30, 2016.

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

Liberty Media

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	2,360	$23.36
Granted	—	$—
Exercised	(194)	$20.72
Forfeited/Cancelled	—	$—
Recapitalization adjustment	(1,682)	$10.64
Outstanding at September 30, 2016	484	$11.55	2.5	years	$8
Exercisable at September 30, 2016	465	$11.51	2.4	years	$8

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	10,613	$30.09
Granted	876	$35.77
Exercised	(443)	$20.66
Forfeited/Cancelled	(1)	$36.95
Recapitalization adjustment	(8,351)	$14.08
Outstanding at September 30, 2016	2,694	$14.98	4.7	years	$35
Exercisable at September 30, 2016	1,096	$12.03	2.9	years	$18

Liberty SiriusXM

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	2,235	$19.33
Granted	—	$—
Exercised	(119)	$18.70
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2016	2,116	$19.36	2.5	years	$31
Exercisable at September 30, 2016	2,033	$19.27	2.4	years	$30

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	11,154	$25.34
Granted	371	$31.72
Exercised	(177)	$19.40
Forfeited/Cancelled	(3)	$30.39
Outstanding at September 30, 2016	11,345	$25.64	4.6	years	$88
Exercisable at September 30, 2016	4,843	$20.60	2.9	years	$62

Liberty Braves

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	207	$11.30
Granted	—	$—
Exercised	(18)	$11.42
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2016	189	$11.29	2.5	years	$1
Exercisable at September 30, 2016	182	$11.25	2.4	years	$1

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	1,071	$14.74
Granted	36	$15.27
Exercised	(38)	$11.19
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2016	1,069	$14.88	4.7	years	$3
Exercisable at September 30, 2016	430	$12.06	2.9	years	$2

As of September 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $49 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.8 years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2016, Liberty reserved 3.2 million, 13.5 million and 1.3 million shares of Series A and Series C common stock of Liberty Media, Liberty SiriusXM and Liberty Braves, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM - Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the nine months ended September 30, 2016. As of September 30, 2016, SIRIUS XM has approximately 345 million options outstanding of which approximately 138 million are exercisable, each with a weighted-average exercise price per share of $3.47 and $2.80, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of September 30, 2016 is $244 million and $189 million, respectively. The stock-based compensation expense related to SIRIUS XM was $30 million and $41 million for the three months ended September 30, 2016 and 2015, respectively, and $78 million and $115 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $282 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

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

Excluded from diluted EPS for the period subsequent to the Recapitalization through September 30, 2016 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 3 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Media common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (note 9), because their inclusion would be antidilutive. The Amended Warrant Transactions (note 9) may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Liberty Media Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Media Corporation Common Stock
	Three months	Three months	January 1, 2016	Nine months
	ended	ended	through	ended
	September 30, 2016	September 30, 2015	April 15, 2016	September 30, 2015
	numbers of shares in millions
Basic WASO	NA	335	335	338
Potentially dilutive shares	NA	3	2	3
Diluted WASO	NA	338	337	341

Excluded from diluted EPS for the period ended April 15, 2016 were 23 million potential common shares, primarily due to warrants issued in connection with the Bond Hedge Transaction (note 9),  because their inclusion would have been antidilutive.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months	Three months	April 15, 2016	Nine months
	ended	ended	through	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	numbers of shares in millions
Basic WASO	335	NA	335	NA
Potentially dilutive shares	2	NA	2	NA
Diluted WASO	337	NA	337	NA

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months		April 15, 2016
	ended	Three months	through	Nine months
	September 30, 2016	ended	September 30, 2016	ended
	(a)(b)(c)	September 30, 2015	(a)(b)(c)	September 30, 2015
	numbers of shares in millions
Basic WASO	49	NA	43	NA
Potentially dilutive shares	10	NA	10	NA
Diluted WASO	59	NA	53	NA

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

(b)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(c)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months	Three months	April 15, 2016	Nine months
	ended	ended	through	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(22)	NA	10	NA
Unrealized (gain) loss on the intergroup interest	25	NA	(2)	NA
Diluted earnings (loss) attributable to Liberty Braves shareholders	$3	NA	8	NA

Series A, Series B and Series C Liberty Media Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Media Common Stock
	Three months	Three months	April 15, 2016	Nine months
	ended	ended	through	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	numbers of shares in millions
Basic WASO	84	NA	84	NA
Potentially dilutive shares	1	NA	1	NA
Diluted WASO	85	NA	85	NA

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2016			December 31, 2015
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$317	317	—	68	68	—
Short term marketable securities	$—	—	—	15	15	—
Available-for-sale securities	$444	420	24	474	425	49
Financial instrument assets	$233	—	233	232	—	232
Debt	$1,510	—	1,510	995	—	995

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities	$14	(117)	43	(139)
Exchangeable senior debentures (note 9)	(23)	—	(23)	—
Cash convertible notes (a)	(53)	(19)	(52)	30
Change in fair value of bond hedges (a)	69	(9)	1	(47)
Other derivatives (b)	—	(55)	(2)	(32)
	$7	(200)	(33)	(188)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	September 30,	December 31,
	2016	2015
	amounts in millions
Liberty SiriusXM Group
Other AFS and cost investments	$—	—
Total attributed Liberty Sirius Group	—	—

Liberty Braves Group
Other AFS and cost investments	8	8
Total attributed Liberty Braves Group	8	8

Liberty Media Group
Fair Value Option Securities
Time Warner, Inc. (a)	339	275
Viacom, Inc. (b)	70	76
Other equity securities	11	74
Other debt securities	—	25
Total Fair Value Option Securities	420	450
AFS and cost investments
Formula 1	746	—
Live Nation debt securities	24	24
Other AFS and cost investments	51	51
Total AFS and cost investments	821	75
Total attributed Liberty Media Group	1,241	525

Consolidated Liberty	$1,249	533

(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of September 30, 2016.
(b)	During the nine months ended September 30, 2015, Liberty sold 1.8 million shares of Viacom common stock for approximately $122 million in proceeds.

Formula 1

On September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The first purchase agreement was completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million discount to be repaid by Liberty to selling stockholders upon completion of the acquisition). On October 27, 2016, under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. It is expected that Liberty will acquire 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

second purchase agreement (and following the unwind of the first purchase agreement) upon the satisfaction of certain conditions described in more detail below. Prior to completion of the second closing, CVC will continue to be the controlling shareholder of Formula 1, and Liberty will not have any voting interests or board representation in Formula 1. As a result, we have concluded that we do not have significant influence over Formula 1, and therefore our investment in Formula 1 will be accounted for as a cost investment until the completion of the second closing, at which time we expect to consolidate Formula 1. The second closing is expected to occur in the first quarter of 2017.

The $8.0 billion transaction price for the acquisition represents an enterprise value for Formula 1 of approximately $8.0 billion and an equity value of approximately $4.4 billion, calculated at the time of the first closing. The consideration comprises cash and newly issued shares of Series C Liberty Media Group tracking stock (LMCK) and a debt instrument exchangeable into LMCK shares. In the acquisition the selling stockholders will receive a mix of consideration comprising $1.1 billion in cash (including the cash consideration delivered to certain selling shareholders of Delta Topco under the first stock purchase agreement on September 7, 2016 and October 27, 2016), 138 million newly issued shares of LMCK and an approximately $351 million exchangeable debt instrument to be issued by Delta Topco and exchangeable into shares of LMCK. Funding for the cash component of the acquisition is expected to come from cash on hand at the Liberty Media Group, debt financing backed by some of our public equity securities and potential liquidity from Liberty Media Group’s portfolio of public equity securities. The newly issued LMCK shares will be subject to market co-ordination and lock-up agreements. If the acquisition is completed, the consortium of sellers led by CVC will own approximately 65% of the pro forma equity interest in the then re-named Formula One Group, inclusive of the dilutive effect of the exchangeable debt instrument (based on the number of shares outstanding on July 31, 2016), and will have board representation at Formula 1.

The completion of the acquisition is subject to certain conditions, including the receipt of: (i) certain clearances and approvals by antitrust and competition law authorities in various countries, (ii) certain third-party consents and approvals, including that of the Fédération Internationale de l'Automobile, the governing body of Formula 1, and (iii) the approval of Liberty's stockholders of the issuance of LMCK shares in connection with the acquisition. Liberty has agreed to use its reasonable endeavors to solicit proxies to approve the issuance of LMCK shares in connection with the acquisition and to approve the name change of the Liberty Media Group to the Formula One Group. Additional information regarding the acquisition of Formula 1 will be included in a proxy statement to be filed by Liberty with the SEC (a preliminary filing of which has been made) relating to the matters to be voted upon by Liberty's stockholders described above.

Unrealized Holding Gains and Losses

There were no unrealized holding gains and losses related to investments in AFS securities as of September 30, 2016 or December 31, 2015.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2016 and the carrying amount at December 31, 2015:

	September 30, 2016			December 31, 2015
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	37%	$171	$165	153
Total Liberty SiriusXM Group			165	153

Liberty Braves Group
Other	various	NA	56	39
Total Liberty Braves Group			56	39

Liberty Media Group
Live Nation (a)	34%	$1,914	776	764
Other	various	NA	159	159
Total Liberty Media Group			935	923
Consolidated Liberty			$1,156	1,115

(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of September 30, 2016.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$2	1	11	(3)
Total Liberty SiriusXM Group	2	1	11	(3)

Liberty Braves Group
Other	2	2	6	6
Total Liberty Braves Group	2	2	6	6

Liberty Media Group
Live Nation	33	23	25	6
Other	—	3	1	(17)
Total Liberty Media Group	33	26	26	(11)
Consolidated Liberty	$37	29	43	(8)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Canada

SIRIUS XM has entered into agreements to provide Sirius XM Canada Holdings Inc. (“SIRIUS XM Canada”) with the right to offer SIRIUS XM satellite radio service in Canada. The various license and services agreements with SIRIUS XM Canada will expire in 2017 and 2020. SIRIUS XM receives a percentage based royalty of 10% and 15% for certain types of subscription revenue earned by SIRIUS XM Canada for the distribution of Sirius and XM platforms, respectively, royalties for activation fees and premium services and reimbursement for other charges. At September 30, 2016, SIRIUS XM has approximately $3 million and $9 million in current and noncurrent related party liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet.  Additionally, SIRIUS XM has approximately $5 million in current related party assets at September 30, 2016 due to activation fees and streaming and chipset costs for which SIRIUS XM Canada reimburses SIRIUS XM that are recorded in other current assets in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $12 million and $18 million in revenue for the three months ended September 30, 2016 and 2015, respectively, and $32 million and $44 million for the nine months ended September 30, 2016 and 2015, respectively, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations.  SIRIUS XM Canada declared dividends to SIRIUS XM of $4 million during the three months ended September 30, 2015 and $8 million and $12 million during each of the nine months ended September 30, 2016 and 2015, respectively. No dividends were declared during the three months ended September 30, 2016.

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

The Transaction has been approved by the shareholders of SIRIUS XM Canada and the required court approval. The Transaction remains subject to receipt of Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of all necessary approvals, the Transaction is expected to close in the fourth quarter of 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the nine months ended September 30, 2016.

Intangible Assets Subject to Amortization

	September 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$838	(222)	616	838	(179)	659
Licensing agreements	316	(102)	214	316	(81)	235
Other	713	(473)	240	609	(406)	203
Total	$1,867	(797)	1,070	1,763	(666)	1,097

Amortization expense for intangible assets with finite useful lives was $45 million and $44 million for the three months ended September 30, 2016 and 2015, respectively, and $131 million and $116 million for the nine months ended September 30, 2016 and 2015, respectively. Based on its amortizable intangible assets as of September 30, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2016	$42
2017	$176
2018	$138
2019	$117
2020	$114

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2016	2016	2015
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
Margin Loans	$250	250	250
Subsidiary notes and loans:
SIRIUS XM 5.875% Senior Notes due 2020	650	646	645
SIRIUS XM 5.75% Senior Notes due 2021	600	596	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	405	406
SIRIUS XM 4.25% Senior Notes due 2020	500	497	496
SIRIUS XM 4.625% Senior Notes due 2023	500	496	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,486	1,485
SIRIUS XM 5.375% Senior Notes due 2025	1,000	990	989
SIRIUS XM 5.375% Senior Notes due 2026	1,000	989	—
SIRIUS XM Credit Facility	—	—	340
SIRIUS XM leases	14	14	13
Less deferred financing costs	(7)	(7)	(7)
Total Liberty SiriusXM Group	6,407	6,362	5,709
Liberty Braves Group
Subsidiary notes and loans:
Notes and loans	220	220	147
Less deferred financing costs	(9)	(9)	(8)
Total Liberty Braves Group	211	211	139
Liberty Media Group
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	1,000	1,048	995
2.25% Exchangeable Senior Debentures due 2046	445	462	—
Other	36	36	38
Total Liberty Media Group	1,481	1,546	1,033
Total debt	$8,099	8,119	6,881
Less debt classified as current		(609)	(255)
Total long-term debt		$7,510	6,626

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of September 30, 2016, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of Series A Liberty Media Corporation common stock, which corresponds to the conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Series C Liberty common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Series A Liberty Media Corporation common stock and the strike price was adjusted to $47.43 per share of Series A Liberty Media Corporation common stock, which corresponded to the adjusted conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Media common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2). As of September 30, 2016, the basket price of the securities underlying the Bond Hedge Transaction was $43.04 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets, at cost, net of accumulated amortization as of September 30, 2016 and December 31, 2015 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the Warrant Transactions with cash. As of December 31, 2015, there were 21,085,900 warrants outstanding with a strike price of $64.46 per share. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”).  As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Media common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of September 30, 2016, the basket price of the securities underlying the Amended Warrant Transactions was $43.04 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrant transactions were attributed to the Liberty Media Group in the Recapitalization.

2.25% Exchangeable Senior Debentures due 2046

On August 17, 2016, Liberty closed a private offering of approximately $445 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2046 (the “2.25% Exchangeable Senior Debentures due 2046”). Upon an exchange of debentures, Liberty, at its option, may deliver Time Warner, Inc. common stock, cash or a combination of Time Warner common stock and cash. The number of shares of Time Warner common stock attributable to a debenture represents an initial exchange price of approximately $104.55 per share. A total of approximately 4.25 million shares of Time Warner common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2016. The debentures may be redeemed by Liberty, in whole or in part, on or after October 5, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on October 5, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest.

The debentures, as well as the associated cash proceeds, were attributed to the Liberty Media Group. Liberty used the net proceeds of the offering for the acquisition of an investment in Formula 1 during September 2016, as further described in note 6. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.

The debentures have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The debentures were offered by means of an offering memorandum solely to "Qualified Institutional Buyers" pursuant to, and as that term is defined in, Rule 144A of the Securities Act.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On October 22, 2016, AT&T Inc. (“AT&T”) and Time Warner announced that they have entered into a definitive agreement under which AT&T will acquire Time Warner in a stock-and-cash transaction. The transaction is expected to close before year-end 2017, subject to approval by Time Warner shareholders and review by the U.S. Department of Justice, as well as potential review by the FCC. If the acquisition is consummated, in accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration will be paid as an extraordinary additional distribution to holders of debentures, and the stock portion of the acquisition consideration will become reference shares attributable to the debentures. Additionally, if the acquisition is consummated, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares will be distributed by the Company to holders of the debentures as an additional distribution.

Margin Loans

During October 2015, Liberty refinanced a margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $1 billion undrawn line of credit, which was scheduled to mature during October 2016. This margin loan arrangement was refinanced during October 2016, as discussed below. Shares of SIRIUS XM and Live Nation common stock were pledged as collateral pursuant to this agreement.  The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Borrowings outstanding under this margin loan bore interest at a rate of 2.27% per annum at September 30, 2016. Other terms of the agreement were substantially similar to the previous arrangement. As of September 30, 2016, availability under the revolving line of credit was $1 billion.

During October 2016, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $500 million undrawn line of credit, which is scheduled to mature during October 2018. Shares of SIRIUS XM common stock are pledged as collateral pursuant to this agreement, and shares of Live Nation common stock are no longer pledged as collateral.  The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement.

As of September 30, 2016, the value of shares pledged as collateral pursuant to the original $1.25 billion margin loan due 2016 is as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Investment	September 30, 2016	September 30, 2016
	amounts in millions
SIRIUS XM	145.4	$606
Live Nation	4.2	$116

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM 5.875% Senior Notes due 2020

During October 2016, SIRIUS XM redeemed $650 million principal amount of its 5.875% Senior Notes due 2020 for an approximate purchase price of $669 million, including premium, which will result in the recognition of a loss on extinguishment of debt of approximately $24 million in the fourth quarter of 2016. This redemption was funded with $359 million of cash and cash equivalents and $310 million of borrowings under the Credit Facility (discussed below). As a result, the portion of the redemption funded in cash was reclassified to current debt as of September 30, 2016.

SIRIUS XM Senior Secured Revolving Credit Facility

SIRIUS XM has entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2020. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM's assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of September 30, 2016 was 0.25% per annum and is payable on a quarterly basis.

As of September 30, 2016, availability under the Credit Facility was $1,750 million.

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

During September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan initially bore interest at LIBOR plus an applicable spread between 1.50% and 1.75% (based on the debt service coverage ratio) per annum and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. In connection with entering into the Braves Senior Secured Note during August 2016 (discussed below), Braves Holdings partially repaid and reduced the capacity on the Braves Term loan from $345 million to $130 million and amended the interest rate on the Braves Term Loan to LIBOR plus 1.75%. As of September 30, 2016, the interest rate on the Braves Term Loan was 2.27%. The Braves Term Loan is scheduled to mature during August 2021. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $250 million to $85 million for a total capacity under the credit facilities of $185 million. As of September 30, 2016, the weighted average interest rate on the credit facilities was 2.05%. As of September 30, 2016, Braves Holdings has borrowed approximately $186 million under the Braves Term Loan and two facilities.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During August 2016, a subsidiary of Braves Holdings entered into a $200 million senior secured note which was funded during October 2016 (the “Braves Senior Secured Note”). The Braves Senior Secured Note bears interest at 3.77% per annum, payable semi-annually in arrears. The Braves Senor Secured Note is scheduled to mature during August 2041. A portion of the proceeds from the Braves Senior Secured Note were used to partially repay the Braves Term Loan, and the remaining funds will be used to finance the stadium construction.

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

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The estimated cost for mixed-use development is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $490 million through a mix of approximately $200 million in equity and $290 million in new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options. Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with certain step-downs upon lease of the mixed use facilities at the completion of construction. As of September 30, 2016, $34 million was drawn on these facilities with a weighted average interest rate of 2.60%. As discussed in note 6, 464 thousand Time Warner shares were pledged as collateral to these facilities. The fair value of the shares pledged as of September 30, 2016 was $37 million. Additionally, in August 2016, a subsidiary of Braves Holdings entered into a credit facility with an availability of $30 million to fund a portion of the entertainment venue as part of the mixed use development. This facility matures during August 2020 and contains one twelve month extension option. The credit facility bears interest at LIBOR plus 3.25%, with a step-down upon completion of construction. This facility was undrawn as of September 30, 2016.

As of September 30, 2016, approximately $496 million has been spent to-date on the baseball facility, of which approximately $373 million of funding has been provided by the Authority, and $238 million has been spent to date on the mixed-use development.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM and Braves Holdings are in compliance with all debt covenants as of September 30, 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2016
SIRIUS XM 5.875% Senior Notes due 2020	$669
SIRIUS XM 5.75% Senior Notes due 2021	$629
SIRIUS XM 5.25% Senior Secured Notes due 2022	$422
SIRIUS XM 4.25% Senior Notes due 2020	$512
SIRIUS XM 4.625% Senior Notes due 2023	$503
SIRIUS XM 6% Senior Notes due 2024	$1,606
SIRIUS XM 5.375% Senior Notes due 2025	$1,038
SIRIUS XM 5.375% Senior Notes due 2026	$1,030

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2016.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2016 aggregated $223 million, which is payable as follows: $4 million in 2016, $74 million in 2017, $68 million in 2018, $33 million in 2019 and $44 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

SIRIUS XM has entered into an agreement to settle these purported class action suits.  The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones.  As part of this settlement, SIRIUS XM made a $35 million payment to a settlement fund (from which notice, administration and other costs and attorneys’ fees will be paid) and is offering participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge, and will enter into agreements to make modifications to the practices of certain of SIRIUS XM’s call center vendors.  The settlement is subject to final court approval, which cannot be assured.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In August 2014, the United States District Court for the District of Columbia granted SIRIUS XM’s motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations. SIRIUS XM has submitted legal briefs and other evidence supporting its position that its payments and practices complied with the regulations established by the Copyright Royalty Board for statutory licenses during the 2007-2012 period or, in the event that the Judges should find that the applicable regulations were unclear, that the Judges should clarify the regulations and confirm that SIRIUS XM’s payments and practices complied with the regulations for that period.  Briefing in this matter is complete and a decision from the Copyright Royalty Board is pending.

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

SIRIUS XM recognized $108 million in June 2015 for the portion of the $210 million Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during June 2015. The $108 million has been excluded from Adjusted OIBDA as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. During the remainder of 2015, SIRIUS XM recognized approximately $19 million to Revenue share and royalties with respect to the Capitol Records lawsuit settlement related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. SIRIUS XM recognized approximately $10 million and $30 million to Revenue share and royalties within the unaudited condensed consolidated statement of operations with respect to the Capitol Records lawsuit settlement during the three and nine months ended September 30, 2016, respectively, related to SIRIUS XM’s use of pre-1972 sound recordings during the period and is included as a component of Adjusted OIBDA. Of the remaining $53 million of the settlement, approximately $10 million and $43 million will be amortized to Revenue share and royalties within the unaudited condensed consolidated statement of operations over the future service period during the years ended December 31, 2016 and 2017, respectively.

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

For the nine months ended September 30, 2016, the Company has identified SIRIUS XM as its reportable segment. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,276	490	1,165	451
Corporate and other	—	(8)	—	—
Total Liberty SiriusXM Group	1,276	482	1,165	451
Liberty Braves Group
Corporate and other	109	16	119	30
Total Liberty Braves Group	109	16	119	30
Liberty Media Group
Corporate and other	—	(13)	—	(8)
Total Liberty Media Group	—	(13)	—	(8)
	$1,385	485	1,284	473

	Nine months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$3,711	1,380	3,360	1,275
Corporate and other	—	(9)	—	—
Total Liberty SiriusXM Group	3,711	1,371	3,360	1,275
Liberty Braves group
Corporate and other	244	(8)	227	14
Total Liberty Braves group	244	(8)	227	14
Liberty Media group
Corporate and other	—	(32)	—	(25)
Total Liberty Media group	—	(32)	—	(25)
	$3,955	1,331	3,587	1,264

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2016
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,432	165	132
Total Liberty SiriusXM Group	27,432	165	132
Liberty Braves Group
Corporate and other	1,369	56	185
Total Liberty Braves Group	1,369	56	185
Liberty Media Group
Corporate and other	2,947	935	1
Total Liberty Media Group	2,947	935	1
Elimination (1)	(185)	—	—
Consolidated Liberty	$31,563	1,156	318

(1)

This is primarily the intergroup interest in the Liberty Braves Group held by the Liberty Media Group, as discussed in note 2. The intergroup interest attributable to the Liberty Media Group is presented as an asset and the intergroup interest attributable to the Liberty Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of segment Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$485	473	1,331	1,264
Legal settlement, net (note 10)	—	—	511	(108)
Stock-based compensation	(41)	(56)	(109)	(147)
Depreciation and amortization	(92)	(96)	(272)	(272)
Interest expense	(98)	(84)	(272)	(244)
Share of earnings (losses) of affiliates, net	37	29	43	(8)
Realized and unrealized gains (losses) on financial instruments, net	7	(200)	(33)	(188)
Other, net	5	4	17	12
Earnings (loss) before income taxes	$303	70	1,216	309

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Holdings Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM's stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; the proposed acquisition of Delta Topco Limited and by extension Formula 1 and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio technologies;
•	our significant dependence upon automakers;
•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;
•	our future financial performance, including availability, terms and deployment of capital;
•	the proposed acquisition of Delta Topco Limited and by extension Formula 1;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of our satellites, could negatively impact our results and brand;
•	royalties for music rights have increased and may continue to do so in the future;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and consumer protection laws, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint ventures;
•	general economic and business conditions and industry trends;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological changes;
•	impairments of third-party intellectual property rights;
•	our indebtedness could adversely affect the operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;

•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2015. See note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

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

In addition to the foregoing businesses, we hold ownership interests in Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM, SIRIUS XM Canada, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner (“Time Warner”) and Viacom, Inc. (“Viacom”) which are accounted for at their respective fair market values and are included in corporate and other.

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

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Liberty Braves Group and Liberty Media Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as SIRIUS XM or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Liberty Media Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of September 30, 2016, the Liberty SiriusXM Group has cash and cash equivalents of approximately $611 million, which includes $572 million of subsidiary cash.

The term "Liberty Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As discussed below, the Intergroup Note, including accrued interest, was repaid during June 2016 using proceeds from the subscription rights offering and the Intergroup Note agreement was cancelled. As of September 30, 2016, the Liberty Braves Group has cash and cash equivalents of approximately $109 million, which includes subsidiary cash.

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

The term "Liberty Media Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty Media Group is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Liberty Braves Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments.  Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Liberty Media Group retains an intergroup interest in the Liberty Braves Group of approximately 15.5% as of September 30, 2016. The Liberty Media Group has cash and cash equivalents of approximately $220 million as of September 30, 2016. Additionally, on September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business. The first purchase agreement was completed on September 7, 2016 and provided for the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis.  Liberty’s interest in Delta Topco and by extension Formula 1 is attributed to the Liberty Media Group. It is expected that Liberty will acquire 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) upon the satisfaction of certain conditions, including certain regulatory and stockholder approvals as discussed in note 6 to the accompanying condensed consolidated financial statements. The second closing is expected to occur in the first quarter of 2017. Liberty’s anticipated acquired interest in Formula 1, along with existing Formula 1 cash and debt (which will be non-recourse to Liberty), will be attributed to the Liberty Media Group, which will be renamed the Formula One Group upon completion of the second closing (subject to stockholder approval), and the ticker symbols for the Series A, Series B and Series C Liberty Media Group tracking stocks will be changed from LMC (A/B/K), respectively, to FWON (A/B/K), respectively.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,276	1,165	3,711	3,360
Total Liberty SiriusXM Group	1,276	1,165	3,711	3,360
Liberty Braves Group
Corporate and other	109	119	244	227
Total Liberty Braves Group	109	119	244	227
Liberty Media Group
Corporate and other	—	—	—	—
Total Liberty Media Group	—	—	—	—
Consolidated Liberty	$1,385	1,284	3,955	3,587

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$381	328	1,067	812
Corporate and other	(14)	—	(21)	—
Total Liberty SiriusXM Group	367	328	1,046	812
Liberty Braves Group
Corporate and other	1	16	(45)	(16)
Total Liberty Braves Group	1	16	(45)	(16)
Liberty Media Group
Corporate and other	(16)	(23)	460	(59)
Total Liberty Media Group	(16)	(23)	460	(59)
Consolidated Liberty	$352	321	1,461	737

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$490	451	1,380	1,275
Corporate and other	(8)	—	(9)	—
Total Liberty SiriusXM Group	482	451	1,371	1,275
Liberty Braves Group
Corporate and other	16	30	(8)	14
Total Liberty Braves Group	16	30	(8)	14
Liberty Media Group
Corporate and other	(13)	(8)	(32)	(25)
Total Liberty Media Group	(13)	(8)	(32)	(25)
Consolidated Liberty	$485	473	1,331	1,264

Revenue.    Our consolidated revenue increased $101 million and $368 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to revenue growth at SIRIUS XM ($111 million and $351 million for the three and nine months ended September 30, 2016, respectively). Additionally, Braves Holdings revenue decreased $10 million and increased $17 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. See "Results of Operations—Business"  below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings, including a discussion of the SIRIUS XM and Braves Holdings results on a comparative basis.

Operating income (loss).    Our consolidated operating income increased $31 million and $724 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in operating income was due to increases in Liberty SiriusXM Group operating income of $39 million and $234 million for the three and nine months ended September 30, 2016, respectively. As discussed in note 10 of the accompanying condensed consolidated financial statements, SIRIUS XM recognized a $108 million legal settlement expense during the nine months ended September 30, 2015. Liberty Braves Group operating income declined $15 million and $29 million for the three and nine months ended September 30, 2016, respectively. Liberty Media Group operating income improved $7 million and $519 million for the three and nine months ended September 30, 2016, respectively. The increase for the nine month period is primarily due to the favorable net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 10 of the accompanying condensed consolidated financial statements. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

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

We recorded $109 million and $147 million of stock compensation expense for the nine months ended September 30, 2016 and 2015, respectively. The decrease in stock compensation expense is primarily due to a decrease in SIRIUS XM stock compensation expense. Upon acquisition of a controlling interest in SIRIUS XM, we recorded an adjustment to increase SIRIUS XM’s unvested stock compensation to fair value and amortized this adjustment through December 31, 2015. SIRIUS XM stock compensation expense in the prior year included $53 million of this purchase price amortization expense. This decrease was partially offset by increases in stock compensation expense recognized by SIRIUS XM and Braves Holdings during the period.  As of September 30, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $49 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.8 years.  Additionally, as of September 30, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $282 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

As separately reported in note 10 of the accompanying condensed consolidated financial statements, the $108 million SIRIUS XM legal settlement related to the Capitol Records lawsuit recognized during June 2015 has been excluded from Adjusted OIBDA for the three and six months ended June 30, 2015. The remaining $102 million of the settlement associated with the future use of pre-1972 sound recordings is being recognized as a component of Adjusted OIBDA as revenue and share royalties expense in periods through 2017. Revenue share and royalties (included in operating income (loss)) for the three and nine months ended September 30, 2016 includes $10 million and $30 million, respectively, attributable to the amortization in connection with the Capitol Records lawsuit settlement.

Consolidated Adjusted OIBDA improved $12 million and $67 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA was due to increases in Liberty SiriusXM Group Adjusted OIBDA of $31 million and $96 million for the three and nine months ended September 30, 2016, respectively. Liberty Braves Group Adjusted OIBDA declined $14 million and $22 million for the three and nine months ended September 30, 2016, respectively. Liberty Media Group Adjusted OIBDA declined $5 million and $7 million for the three and nine months ended September 30, 2016, respectively. See "Results of Operations—Business" below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(93)	(80)	(260)	(229)
Liberty Braves Group	—	(1)	—	(2)
Liberty Media Group	(5)	(3)	(12)	(13)
Consolidated Liberty	$(98)	(84)	(272)	(244)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$2	1	11	(3)
Liberty Braves Group	2	2	6	6
Liberty Media Group	33	26	26	(11)
Consolidated Liberty	$37	29	43	(8)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$—	—	—	—
Liberty Braves Group	—	—	—	—
Liberty Media Group	7	(200)	(33)	(188)
Consolidated Liberty	$7	(200)	(33)	(188)

Other, net
Liberty SiriusXM Group	$1	—	2	—
Liberty Braves Group	1	—	—	—
Liberty Media Group	3	4	15	12
Consolidated Liberty	$5	4	17	12

	$(49)	(251)	(245)	(428)

Interest expense.    Consolidated interest expense increased $14 million and $28 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increases were due to an increase in the average amount of corporate, SIRIUS XM and other subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$2	1	11	(3)
Total Liberty SiriusXM Group	2	1	11	(3)

Liberty Braves Group
Other	2	2	6	6
Total Liberty Braves Group	2	2	6	6

Liberty Media Group
Live Nation	33	23	25	6
Other	—	3	1	(17)
Total Liberty Media Group	33	26	26	(11)
Consolidated Liberty	$37	29	43	(8)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Fair Value Option Securities	$14	(117)	43	(139)
Exchangeable senior debentures	(23)	—	(23)	—
Cash convertible notes	(53)	(19)	(52)	30
Change in fair value of bond hedges	69	(9)	1	(47)
Other derivatives	—	(55)	(2)	(32)
	$7	(200)	(33)	(188)

The gains on Fair Value Option Securities are due to improvements in market values for Liberty's public portfolio during the periods presented.

On August 17, 2016, Liberty closed a private offering of approximately $445 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2046 (the “2.25% Exchangeable Senior Debentures due 2046”) which are accounted for at fair value. Upon an exchange of debentures, Liberty, at its option, may deliver Time Warner common stock, cash or a combination of Time Warner common stock and cash. The primary driver of the change in the fair value of the 2.25% Exchangeable Senior Debentures due 2046 are changes in the underlying price of Time Warner common stock.

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

The unrealized losses on other derivatives for the three and nine months ended September 30, 2015 are primarily due to losses on the forward contract on Live Nation shares (see note 5 in the accompanying condensed consolidated financial statements).

Other, net.  Other, net gains for the nine months ended September 30, 2016 are due to interest and dividend income and the gain on sale of certain fixed assets.

Income taxes.  We had income tax expense for the three and nine months ended September 30, 2016 of $134 million and $478 million, respectively, and income tax expense for the three and nine months ended September 30, 2015 of $29 million and $150 million, respectively. Tax expense for the three and nine months ended September 30, 2016 was higher than the federal tax rate of 35% due to the impact of state taxes and the write-off of federal tax attributes at SIRIUS XM related to the adoption of ASU 2016-09. Tax expense for the three months ended September 30, 2015 was higher than the federal tax rate of 35% due to the impact of state taxes. Tax expense for the nine months ended September 30, 2015 was higher than the federal tax rate of 35% due to the effect of a tax law change in the District of Columbia (“D.C.”) during the first quarter of 2015 and New York City (“NYC”) during the second quarter of 2015. The tax law change in D.C. reduced the allocation of SIRIUS XM’s taxable income in D.C.  As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in an increase in the valuation allowance offsetting the deferred tax asset for these net operating losses. The tax law change in NYC will allow SIRIUS XM to utilize additional NYC net operating losses in the future, resulting in an increase in SIRIUS XM’s deferred tax assets.

Net earnings.  We had net earnings of $169 million and $738 million for the three and nine months ended September 30, 2016, respectively, and $41 million and $159 million for the three and nine months ended September 30, 2015, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2016, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of September 30, 2016 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Liberty SiriusXM Group
Sirius XM	$572	—
Corporate and other	39
Total Liberty SiriusXM Group	611	—
Liberty Braves Group
Corporate and other	$109	—
Total Liberty Braves Group	109	—
Liberty Media Group
Corporate and other	$220	383
Total Liberty Media Group	220	383

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

Nine months ended
September 30,
2016
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,197
Liberty Braves Group cash provided (used) by operating activities	19
Liberty Media Group cash provided (used) by operating activities	435
Net cash provided (used) by operating activities	$1,651
Liberty SiriusXM Group cash provided (used) by investing activities	$(136)
Liberty Braves Group cash provided (used) by investing activities	(225)
Liberty Media Group cash provided (used) by investing activities	(649)
Net cash provided (used) by investing activities	$(1,010)
Liberty SiriusXM Group cash provided (used) by financing activities	$(562)
Liberty Braves Group cash provided (used) by financing activities	302
Liberty Media Group cash provided (used) by financing activities	358
Net cash provided (used) by financing activities	$98

Liberty’s primary use of cash during the nine months ended September 30, 2016 (excluding cash used by SIRIUS XM and Braves Holdings) was the $746 million investment in Formula 1, as discussed in note 6 of the accompanying condensed consolidated financial statements. This investment was funded by borrowings of debt and cash on hand. Additionally, in connection with the Recapitalization, Liberty contributed $50 million cash to each of the Liberty SiriusXM Group and the Liberty Braves Group.

SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock and the repayments made under the Credit Facility.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand. On October 26, 2016, SIRIUS XM’s board of directors declared the first quarterly dividend on SIRIUS XM common stock in the amount of $0.01 per share of common stock payable on November 30, 2016 to stockholders of record as of the close of business on November 9, 2016.  SIRIUS XM’s board of directors expects that this dividend will be the first of regular quarterly dividends, in an aggregate amount of $0.04 per share of SIRIUS XM common stock per year.

Braves Holdings incurred approximately $186 million of capital expenditures during the nine months ended September 30, 2016 related to the construction of the new Braves Holdings ballpark facility and adjacent mixed-use complex. Braves Holdings’ capital expenditures were funded through the use of cash on hand, borrowings of debt and proceeds of $203 million received from the Series C Liberty Braves common stock rights offering during the period.

The projected uses of Liberty's cash (excluding SIRIUS XM’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, including the acquisition of Formula 1, debt service, including further repayment of the margin loans, settlement of derivative obligations and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations, borrowing capacity under margin loans and outstanding credit facilities, debt financing backed by some of our public equity securities and potential liquidity from Liberty Media Group’s public equity securities. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

SIRIUS XM's uses of cash are expected to be the payment of debt service costs on outstanding debt, capital expenditures, working capital requirements, legal settlements, payments of dividends, the repurchases of its common stock in accordance with its approved share buyback program and strategic opportunities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Braves Holdings’ estimated capital expenditures for the remainder of 2016 include approximately $190 million for the construction of a new ballpark facility and adjacent mixed-use complex, excluding amounts to be paid for by the Authority and joint venture partners. See note 9 in the accompanying condensed consolidated financial statements for further details. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under outstanding term loans and credit facilities.

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

As of September 30, 2016, SIRIUS XM had approximately 31.0 million subscribers, which is an increase of approximately 5% from 29.6 million subscribers as of December 31, 2015. Of the 31.0 million subscribers at September 30, 2016, approximately 25.5 million were self-pay subscribers and approximately 5.5 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in SIRIUS XM accounted for using the equity method.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current and prior periods for a discussion of the operations of SIRIUS XM.  For the three and nine months ended September 30, 2016 and 2015, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of September 30, 2016, there is an approximate 35% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016 (1)	2015(1)	2016 (1)	2015(1)
	amounts in millions
Subscriber revenue	$1,070	975	3,113	2,826
Other revenue	207	195	601	548
Total revenue	1,277	1,170	3,714	3,374
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties	(273)	(239)	(789)	(675)
Programming and content	(84)	(74)	(244)	(210)
Customer service and billing	(94)	(93)	(283)	(276)
Other	(30)	(31)	(106)	(92)
Subscriber acquisition costs	(121)	(133)	(382)	(392)
Other operating expenses	(15)	(13)	(48)	(40)
Selling, general and administrative expenses	(169)	(142)	(479)	(432)
Adjusted OIBDA	491	445	1,383	1,257
Legal settlement	—	—	—	(108)
Stock-based compensation	(30)	(23)	(78)	(62)
Depreciation and amortization	(68)	(70)	(202)	(202)
Operating income	$393	352	1,103	885

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 10% for each of the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to an increase in the daily weighted average number of subscribers and an increase SIRIUS XM’s average monthly revenue per subscriber resulting from SIRIUS XM’s price changes and mix of plans.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three and nine months ended September 30, 2016, other revenue increased approximately 6% and 10%, respectively, as compared to the corresponding prior year periods.  The most significant change in other revenue was the result of an increase in revenue from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate. Furthermore, advertising revenue increased during the three month period due to a greater number of advertising spots sold and transmitted, partially offset by the loss of a significant advertiser due to state regulatory activities surrounding the fantasy sports industry. Advertising revenue increased during the nine month period due to a greater number of advertising spots sold and transmitted as well as increased rates per spot. Equipment revenue increased due an increase in OEM production and an increase in royalty revenue on certain modules starting early in the second quarter of 2016, partially offset by lower sales through SIRIUS XM’s aftermarket and direct to consumer business.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 14% and 17% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase was due to overall greater revenue subject to royalty and revenue sharing agreements and a 5% increase in the statutory royalty rate for the performance of sound recordings. Additionally, revenue share and royalties for the three and nine months ended September 30, 2016 includes $10 million and $30 million, respectively, attributable to the amortization in connection with the Capitol Records lawsuit settlement. Revenue and share royalties expense for the three and nine months ended September 30, 2015 in the table above includes $9 million attributable to the amortization in connection with the Capitol Records lawsuit settlement.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 14% and 16% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase resulted from renewed programming licenses as well as increased personnel related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense increased 1% and 3% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in expenses was primarily due to costs associated with a higher subscriber base driving greater bad debt expense, transaction fees and call center costs, partially offset by lower personnel related costs and classifying wireless transmission costs related to SIRIUS XM’s connected vehicle services to Satellite and transmission expense in 2016.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services decreased 3% and increased 15% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease in the three month period was driven primarily by lower web streaming costs from insourcing certain activities and repeater costs, offset by the inclusion of wireless transmission costs from SIRIUS XM’s connected vehicle services that were previously recorded to Customer service and billing expense in 2015.  The increase in the nine month period was primarily due to a loss of approximately $13 million on the disposal of certain obsolete satellite and related parts, recorded during the nine months ended September 30, 2016.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three and nine months ended September 30, 2016, subscriber acquisition costs decreased approximately 9% and 3%, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was driven by lower OEM hardware subsidy rates, a contractual reduction to a subsidy rate and lower subsidized costs related to the transition of chipsets, partially offset by higher radio installations. The decrease for the nine month period was driven by a contractual reduction to a subsidy rate and lower subsidized costs related to the transition of chipsets, partially offset by higher radio installations and related OEM hardware subsidies.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the three and nine months ended September 30,

2016 other operating expense increased 15% and 20%, respectively, as compared to the corresponding periods in the prior year. The increase was driven primarily by the inclusion of personnel related costs from SIRIUS XM’s connected vehicle services that were previously recorded in Selling, general and administrative expense in 2015, partially offset by lower research and development costs.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2016, selling, general and administrative expense increased 19% and 11%, respectively as compared to the corresponding periods in the prior year.  The increase was due to higher consulting and legal costs, increased subscriber retention and acquisition campaigns related to SIRIUS XM’s subscriber growth and higher personnel costs.  Costs in the three months ended September 30, 2015, benefited from insurance recoveries related to a legal settlement.

Stock-based compensation increased 30% and 26% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted since September 30, 2015.

Depreciation and amortization decreased 3% and remained flat during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was driven by certain satellites and software reaching the end of their estimated lives in 2015, partially offset by additional software and terrestrial repeater assets placed in-service.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	As		As	As		As
	reported	Purchase	reported	reported	Purchase	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,070	(1)	1,069	3,113	(3)	3,110
Other revenue	207	—	207	601	—	601
Total revenue	1,277	(1)	1,276	3,714	(3)	3,711
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(481)	—	(481)	(1,422)	—	(1,422)
Subscriber acquisition costs	(121)	—	(121)	(382)	—	(382)
Other operating expenses	(15)	—	(15)	(48)	—	(48)
Selling, general and administrative expenses	(169)	—	(169)	(479)	—	(479)
Adjusted OIBDA	491	(1)	490	1,383	(3)	1,380
Stock-based compensation	(30)	—	(30)	(78)	—	(78)
Depreciation and amortization	(68)	(11)	(79)	(202)	(33)	(235)
Operating income	$393	(12)	381	1,103	(36)	1,067

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	As		As	As		As
	reported	Purchase	reported	reported	Adjustment	reported
	by	Accounting	by	by	for Purchase	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Accounting	Liberty
	amounts in millions
Subscriber revenue	$975	(6)	969	2,826	(14)	2,812
Other revenue	195	1	196	548	—	548
Total revenue	1,170	(5)	1,165	3,374	(14)	3,360
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(437)	11	(426)	(1,253)	32	(1,221)
Subscriber acquisition costs	(133)	—	(133)	(392)	—	(392)
Other operating expenses	(13)	—	(13)	(40)	—	(40)
Selling, general and administrative expenses	(142)	—	(142)	(432)	—	(432)
Adjusted OIBDA	445	6	451	1,257	18	1,275
Legal settlement	—	—	—	(108)	—	(108)
Stock-based compensation	(23)	(18)	(41)	(62)	(53)	(115)
Depreciation and amortization	(70)	(12)	(82)	(202)	(38)	(240)
Operating income	$352	(24)	328	885	(73)	812

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Total revenue	$109	119	244	227
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(78)	(75)	(208)	(173)
Selling, general and administrative expenses	(15)	(14)	(44)	(40)
Adjusted OIBDA	16	30	(8)	14
Stock-based compensation	(3)	(3)	(7)	(5)
Depreciation and amortization	(12)	(11)	(30)	(25)
Operating income	$1	16	(45)	(16)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three and nine months ended September 30, 2016, revenue decreased $10 million and increased $17 million, respectively, as compared to the corresponding prior year periods.  The decline for the three month period was due to a decline in ticket sales and broadcast revenue as a result of having fewer home games period over period (35 home games in 2016 versus 42 home games during the same period in 2015). Although attendance per game and the average ticket price has been lower this year as compared to the prior year, the increase in revenue for the nine month period was due to a change in ballpark retail and concession sales and increased broadcast revenue, primarily as a result of having more home games period over period (79 home games in 2016 versus 77 home games during the same period in 2015). Braves Holdings brought its retail operations in-house during the current year and engaged a new concessions operator for the 2016 season. These contractual changes resulted in increases in revenue, which were partially offset by corresponding increases in operating expenses. Concession and retail revenue per turnstile slightly increased during the current periods, resulting in increases of approximately $5 million and $16 million for each of the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. Broadcast revenue decreased approximately $3 million and increased approximately $8 million for each of the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decline during the three month period was a result of having fewer home games period over period, partially offset by contractual rate increases. The increase for the nine month period was due to an increase in the number of home games during 2016 and contractual rate increases. These fluctuations were impacted by a decline in the price per ticket and number of tickets sold in the respective periods during the current year.

Other operating expense primarily includes costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2016, other operating expenses increased $3 million and $35 million, respectively, as compared to the corresponding periods in the prior year. The increase for the nine month period was driven primarily by in-game retail and concession operations, as discussed above. Braves Holdings’ decision to operate its retail operations in-house during the current year contributed to an increase in operating expenses due to additional staff positions related to the retail operations. Additionally, certain concessions expenses were incurred during the current period associated with the Braves Holdings’ new concessions operator for the 2016 season. The increase for the nine month period was further impacted by the acceleration of player salary expense as a result of released and injured players as well as taxes imposed on the ANLBC under the terms of the collective bargaining agreement related to certain on international player signing bonuses paid by the ANLBC during 2016. These increases were partially offset by overall lower player salaries during the current year.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three and nine months ended September 30, 2016, selling, general and administrative expense increased $1 million and $4 million, respectively, as compared to the corresponding periods in the prior year. Braves Holdings’ standalone selling, general and administrative expense remained relatively flat and increased approximately $1 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The $1 million increase during the nine months ended September 30, 2016 is primarily attributable to additional advertising costs incurred during the current period. In addition to the Braves Holdings’ standalone selling, general and administrative expense during the period, approximately $3 million selling, general and administrative expenses, including stock-based compensation expense, was allocated to the Liberty Braves Group in connection with the Recapitalization during the nine months ended September 30, 2016.

Stock-based compensation remained flat and increased $2 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The Braves Holdings three-year stock compensation plan was approved during May 2015. Stock-based compensation expense is attributable to awards vested during the periods presented. The increase in stock-based compensation expense for the nine month period is primarily due to an increase in the number of awards granted since June 30, 2015 and vested during the current period.

Depreciation and amortization increased $1 million and $5 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year, primarily due to increased amortization expense associated with certain intangible assets acquired during the second half of 2015.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$250	2.3%	$6,164	5.4%
Liberty Braves Group	$170	2.3%	$50	2.2%
Liberty Media Group	$—	—%	$1,481	1.7%

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

At September 30, 2016, the fair value of our AFS equity securities was $444 million. Had the market price of such securities been 10% lower at September 30, 2016, the aggregate value of such securities would have been approximately $44 million lower.  Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at September 30, 2016 the aggregate value of such securities would have been $209 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SIRIUS XM has entered into an agreement to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, SIRIUS XM made a $35 million payment to a settlement fund (from which notice, administration and other costs and attorneys’ fees will be paid), are offering participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge, and will enter into agreements to make modifications to the practices of certain call center vendors.  The settlement is subject to final court approval, which cannot be assured.

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

In August 2014, the United States District Court for the District of Columbia granted SIRIUS XM’s motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the CRB rather than the district court. In December 2014, SoundExchange filed a petition with the CRB requesting an order interpreting the applicable regulations. SIRIUS XM has submitted legal briefs and other evidence supporting its position that its payments and practices complied with the regulations established by the CRB for statutory licenses during the 2007-2012 period or, in the event that the judges should find that the applicable regulations were unclear, that the judges should clarify the regulations and confirm that SIRIUS XM’s payments and practices complied with the regulations for that period.  Briefing in this matter is complete and a decision from the CRB is pending.

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

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015.

Liberty expects to incur significant costs and expenses in connection with the acquisition of Formula 1.

Liberty expects that it will incur certain non-recurring costs in connection with the consummation of the acquisition, including advisory, legal and other transaction costs. A majority of these costs have already been incurred or will be incurred regardless of whether the acquisition of Formula 1 is completed. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, management of Liberty continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the acquisition. Although Liberty expects that the realization of benefits related to the acquisition will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the acquisition of Formula 1 could divert the attention of management and cause disruptions in the businesses of Formula 1 and Liberty, which could have an adverse effect on the business and financial results of both Formula 1 and Liberty.

Liberty and Formula 1 are non-affiliated companies that are currently operated independently of each other. Management of both Formula 1 and Liberty may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the acquisition. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the acquisition. These factors could adversely affect the financial position or results of operations of Liberty and Formula 1, regardless of whether the acquisition is completed.

Liberty is subject to contractual restrictions while the acquisition is pending, which could adversely affect Liberty’s business.

On September 7, 2016, Liberty, Liberty GR Cayman Acquisition Company, an indirect wholly owned subsidiary of Liberty, Formula 1 and certain selling shareholders of Delta Topco entered into the second stock purchase agreement (the “Second SPA”).  The Second SPA imposes certain restrictive interim covenants on Liberty. For instance, the consent of a nominee appointed by the selling shareholders in the acquisition is required in respect of, among other things, amendments to Liberty’s organizational documents, payments of dividends or capital reorganizations with respect to the Liberty Media Group tracking stock and certain issuances of shares of Liberty Media Group tracking stock. These restrictions may prevent Liberty from taking certain actions before the acquisition is completed or the Second SPA is terminated, including making certain acquisitions or otherwise pursuing certain business opportunities, or making certain changes to its capital stock, that its board of directors may deem beneficial.

If the Second SPA terminates in accordance with its terms, Liberty will own only a minority interest in Formula 1, with no voting rights and limited liquidity and governance rights.

The Second SPA will terminate in accordance with its terms if, among other reasons, all of the conditions to the consummation of the acquisition (other than those which by their terms are to be satisfied at the closing) have not been satisfied or waived by 11:59 p.m. (London time) on June 30, 2017. Unless the parties mutually agree to extend the term of the Second SPA, Liberty will own only the minority equity interest in Formula 1 it has acquired to date, and, absent certain regulatory clearances, Liberty will not be entitled to exercise the voting rights attendant to those interests.  Further, Liberty will not be entitled to freely transfer these interests under the terms of the existing organizational documents and shareholders agreements of Delta Topco, the holding company for Formula 1, and Liberty would have no right to force a liquidity event with regard to its initial investment in Formula 1.

Failure to complete the acquisition could negatively impact the stock price and financial results of Liberty.

If the acquisition is not completed for any reason, Liberty would be subject to negative reactions from financial markets impacting the price of Liberty Media Group tracking stock, and Liberty will have incurred significant transaction costs without the benefit of having completed an accretive investment. In addition, Liberty could be subject to the cost of litigation related to any dispute regarding an alleged failure of a closing condition or any related enforcement proceeding commenced against Liberty to perform its obligations under the Second SPA or any of the other transaction documents, as well as any judgment potentially obtained against Liberty in any such action.  All of these expenses and contingencies could negatively impact the financial position and results of operations of Liberty.

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

There were no repurchases of Series A or Series C Liberty Media Corporation common stock, Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Media common stock during the three months ended September 30, 2016. As of September 30, 2016, $1.3 billion was available to be used for share repurchases of Series A and Series C Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock under the Company’s share repurchase program.

During the three months ended September 30, 2016, 60 shares and 121 shares of Series A and Series C Liberty Media Group common stock, respectively, 240 shares and 400 shares of Series A and Series C Liberty SiriusXM Group common stock, respectively, and 25 shares and 49 shares of Series A and Series C Liberty Braves Group common stock, respectively, were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Indenture, dated as of August 17, 2016, by and between Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on October 27, 2016 (File No. 001-35707).

10.1	Executive Employment Agreement, dated effective as of August 18, 2016, by and between Liberty Media Corporation and Richard Baer.*
10.2

Agreement for the Sale and Purchase of Delta Topco Limited, dated September 7, 2016, by and among Liberty Media Corporation, Liberty GR Cayman Acquisition Company, Delta Topco Limited and certain selling shareholders of Delta Topco Limited (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A filed on November 1, 2016 (File No. 001-33982) (the “Special Meeting Proxy”)).

10.3

Voting and Support Agreement, dated as of September 7, 2016, among Liberty Media Corporation, CVC Delta Topco Nominee Limited, John C. Malone, Leslie Malone, and the John C. Malone June 2003 Charitable Remainder Unitrust (incorporated by reference to Annex B to the Special Meeting Proxy).

10.4	Form of Shareholders Agreement, by and among Liberty Media Corporation and the Shareholders listed on Schedule A thereto (incorporated by reference to Annex C to the Special Meeting Proxy).
10.5	Form of Delta Topco Limited Exchangeable Redeemable Loan Note Instrument (incorporated by reference to Annex D to the Special Meeting Proxy).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	November 8, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 8, 2016	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Indenture, dated as of August 17, 2016, by and between Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on October 27, 2016 (File No. 001-35707).

10.1	Executive Employment Agreement, dated effective as of August 18, 2016, by and between Liberty Media Corporation and Richard Baer.*
10.2

Agreement for the Sale and Purchase of Delta Topco Limited, dated September 7, 2016, by and among Liberty Media Corporation, Liberty GR Cayman Acquisition Company, Delta Topco Limited and certain selling shareholders of Delta Topco Limited (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A filed on November 1, 2016 (File No. 001-33982) (the “Special Meeting Proxy”)).

10.3

Voting and Support Agreement, dated as of September 7, 2016, among Liberty Media Corporation, CVC Delta Topco Nominee Limited, John C. Malone, Leslie Malone, and the John C. Malone June 2003 Charitable Remainder Unitrust (incorporated by reference to Annex B to the Special Meeting Proxy).

10.4	Form of Shareholders Agreement, by and among Liberty Media Corporation and the Shareholders listed on Schedule A thereto (incorporated by reference to Annex C to the Special Meeting Proxy).
10.5	Form of Delta Topco Limited Exchangeable Redeemable Loan Note Instrument (incorporated by reference to Annex D to the Special Meeting Proxy).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith