Form 10-K
period 2016-12-31
Liberty Media Corp
filed 2017-02-28
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	37-1699499 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A Liberty SiriusXM Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty SiriusXM Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series C Liberty SiriusXM Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Braves Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series C Liberty Braves Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series A Liberty Formula One Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series C Liberty Formula One Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2016, was approximately $12.1 billion.

The number of outstanding shares of Liberty Media Corporation's common stock as of January 31, 2017 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,480,722	9,870,856	223,072,103
Liberty Braves common stock	10,236,525	986,791	38,226,152
Liberty Formula One common stock	25,606,701	2,466,778	173,748,673

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2016 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)     General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the media and entertainment industries. Through our subsidiaries and affiliates, we principally operate in North America. Our principal businesses and assets include our consolidated subsidiaries SIRIUS XM (defined below), the Braves Holdings, LLC (“Braves Holdings”) and our equity affiliate Live Nation Entertainment, Inc. (“Live Nation”). Additionally, as discussed below, Liberty obtained a nearly 20% interest in Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business, during 2016 and acquired the remaining interests, other than a nominal number of shares held by certain Formula 1 teams, during January 2017.

In September 2011, Liberty Interactive Corporation (“Liberty Interactive” and formerly named Liberty Media Corporation) completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the “Split-Off”).

During August 2012, the board of directors of Starz (now known as Starz Acquisition, LLC and formerly known as Liberty Media Corporation) authorized a plan to distribute to the stockholders of Starz shares of a wholly-owned subsidiary, Liberty (formerly known as Liberty Spinco, Inc.), that held, as of January 11, 2013, all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Starz Spin-Off"). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. The businesses, assets and liabilities not included in Liberty were part of a separate public company which was renamed Starz.

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

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire approximately 136.6 million SIRIUS XM shares for $500 million. Approximately 43.7 million shares were repurchased in 2013 for $160 million in proceeds and the remaining shares were repurchased in 2014 for proceeds of $340 million. The retirement of SIRIUS XM shares on a consolidated basis did not significantly impact the consolidated results as it only required an adjustment to noncontrolling interest as the shares were repurchased and retired. Additionally, during 2014, SIRIUS XM entered into certain accelerated share repurchase agreements pursuant to which SIRIUS XM repurchased approximately 223.2 million shares for approximately $756 million. SIRIUS XM repurchased approximately 420.1 million, 524.2 million and 423.0 million shares of SIRIUS XM Common Stock during the years ended December 31, 2016, 2015 and 2014, respectively, for $1.7 billion, $2.0 billion and $1.4 billion, respectively. Liberty continues to maintain a controlling interest in SIRIUS XM following the completion of the share repurchases.

SIRIUS XM, since the date of our investment, has repurchased approximately 2.2 billion SIRIUS XM shares for approximately $8.0 billion (including the shares repurchased from Liberty discussed above). As of December 31, 2016 our economic ownership interest in SIRIUS XM is approximately 67%.

During 2014, Liberty’s board of directors approved the issuance of shares of Series C Liberty Media Corporation common stock to holders of its Series A Liberty Media Corporation and Series B Liberty Media Corporation common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B Liberty Media Corporation common stock as of 5:00 p.m., New York City time, on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C Liberty Media Corporation common stock for each share of Series A or Series B Liberty Media Corporation common stock held by them as of the record date. The impact of the Series C Liberty Media Corporation common stock issuance has been reflected retroactively due to the treatment of the dividend as a stock split for accounting purposes.  Additionally, in connection with the Series C Liberty Media Corporation common stock issuance and the Broadband Spin-Off (defined below), outstanding Series A Liberty Media Corporation common stock warrants were adjusted, as well as the number of shares covered by outstanding cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”).

On November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”) (now known as Skyhook Holding, Inc. (“Skyhook”)), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans, described below, entered into prior to the completion of the Broadband Spin-Off. Prior to the completion of the Broadband Spin-Off, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty, and in September 2015, Liberty entered into a closing agreement with the Internal Revenue Service (“IRS”) which provides that the Broadband Spin-Off qualified for tax-free treatment. In the Broadband Spin-Off, record holders of Series A, Series B and Series C Liberty Media Corporation common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of Liberty Media Corporation common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares.

During November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves tracking stock, one to be designated as the Liberty Media tracking stock and one to be designated as the Liberty SiriusXM tracking stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016.  In May 2016, the IRS completed its review of the Recapitalization and notified Liberty that it agreed with the nontaxable characterization of the transaction.

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

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K respectively; and Series A, Series B and Series C Liberty Media common stock traded or were quoted under the symbols LMCA/B/K, respectively. Shortly following the Second Closing (as defined below), the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock trade on the Nasdaq Global Select Stock Market and Series B Liberty Braves common stock is quoted on the OTC Markets. Series A and Series C Liberty Formula One common stock continue to trade on the Nasdaq Global Select Market and the Series B Liberty Formula One common stock continues to be quoted on the OTC Markets. Although the Second Closing (as defined below), and the corresponding tracking stock name and the ticker symbol change, were not completed until January 23 and January 24, 2017, respectively, historical information of the Liberty Media Group and Liberty Media common stock is referred to herein as the Formula One Group and Liberty Formula One common stock, respectively.

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay the Intergroup Note (as defined below) and for working capital purposes. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves common stock at a subscription price of $12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Liberty’s Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016.  Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. In September 2016, the IRS completed its review of the distribution of the Series C Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

Additionally, as a result of the Recapitalization, the 1.375% Cash Convertible Senior Notes due 2023 are now convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty Media Corporation common stock was reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard to the Recapitalization-related adjustments to the outstanding Series A common stock warrants as well as the outstanding cash convertible note hedges and purchased call options.

On September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). Liberty’s interest in Delta Topco and by extension, in Formula 1, along with existing Formula 1 cash and debt (which are non-recourse to Liberty), are attributed to the Formula One Group.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Braves Group and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as SIRIUS XM, Formula 1 or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group.  Holders of a tracking stock are also not represented by separate boards of directors. Instead, holders of a tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group: Liberty’s subsidiary SIRIUS XM, cash and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

The Liberty Braves tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”): its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. Also upon the Recapitalization, Liberty had attributed to the Braves Group all liabilities arising under a note from Braves Holdings to Liberty, with total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. In June 2016, the $150 million outstanding under the Intergroup Note was repaid using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds from the subscription rights offering were attributed to the Braves Group.

The Liberty Formula One tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group (as of December 31, 2016): all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Formula 1, Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), the recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments and Liberty’s 2.25% Exchangeable Senior Debentures due 2046.  As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.5% intergroup interest in the Braves Group at December 31, 2016. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed interest in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the board of directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. The intergroup interest will remain outstanding until the cancellation of the outstanding interest, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM’s stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; the expected benefits of the acquisition of Formula 1; the future financial performance of Formula 1's business; and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our businesses’ products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our businesses’ significant dependence upon automakers;
•	our businesses’ ability to attract and retain subscribers in the future is uncertain;
•	our future financial performance, including availability, terms and deployment of capital;
•	the integration of Formula 1;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM’s satellites, could negatively impact our results and brand;
•	royalties for music rights have increased and may continue to do so in the future;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”) and consumer protection laws, and adverse outcomes from regulatory proceedings;

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
•

failure to protect the security of personal information about our businesses’ customers, subjecting our businesses to potentially costly government enforcement actions or private litigation and reputational damage;

•	capital spending for the acquisition and/or development of telecommunications networks and services;
•	the impact of AT&T’s agreement to acquire Time Warner on our 2.25% Exchangeable Senior Debentures due 2046;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)     Financial Information about Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the media and entertainment industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our  annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our reportable segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

(c)     Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries

Sirius XM Holdings Inc. (Nasdaq:SIRI)

Braves Holdings, LLC

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Available for Sale Securities

Formula 1 (consolidated subsidiary after the Second Closing on January 23, 2017)

SIRIUS XM

SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over its Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM is also a leader in providing connected vehicle services.  SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. As of December 31, 2016, SIRIUS XM had approximately 31.3 million subscribers. Its subscribers include:

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

SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing to annual, semi-annual, quarterly or monthly plans. SIRIUS XM offers discounts for prepaid and longer-term subscription plans, as well as a multiple subscription discount. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as its weather, traffic and data services.

SIRIUS XM's satellite radios are primarily distributed through automakers; retail stores nationwide; and through its website. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. SIRIUS XM also acquires subscribers through marketing to owners and lessees of previously-owned vehicles that include factory-installed satellite radios that are not currently subscribing to its services. Satellite radio services are also offered to customers of certain rental car companies.

Programming

SIRIUS XM offers a dynamic programming lineup of commercial-free music plus sports, entertainment, comedy, talk, and news, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;
•	live play-by-play sports from major leagues and colleges;
•	a multitude of talk and entertainment channels for a variety of audiences;
•	a wide range of national, international and financial news; and
•	exclusive limited run channels.

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

Internet Radio Service

SIRIUS XM streams select music and non-music channels over the Internet. Its Internet radio service also includes certain channels and features that are not available on its satellite radio service. Access to its Internet radio service is offered to subscribers for a fee. SIRIUS XM also offers applications to allow consumers to access its Internet radio service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

SiriusXM Internet Radio offers listeners enhanced programming discovery and the ability to connect with content currently playing across SIRIUS XM’s commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand.

SiriusXM On Demand offers SIRIUS XM's Internet radio subscribers listening on its online media player and on smartphones the ability to choose their favorite episodes from a catalog of content whenever they want. MySXM permits subscribers to personalize SIRIUS XM's existing commercial-free music and comedy channels to create a more tailored listening experience. Channel-specific sliders allow users to create over 100 variations of each of more than 50 channels by adjusting characteristics like library depth, familiarity, music style, tempo, region, and multiple other channel-specific attributes.  SiriusXM On Demand and MySXM are offered to SIRIUS XM Internet radio subscribers at no extra charge.

360L

SIRIUS XM is developing a product, which SIRIUS XM calls “360L” (formerly called SXM17) that combines SIRIUS XM’s satellite and Internet services into a single, cohesive in-vehicle entertainment experience. 360L is expected to allow SIRIUS XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage of SIRIUS XM’s satellite infrastructure and low delivery costs with the two-way communication capability of wireless Internet service to provide consumers seamless access to SIRIUS XM’s content, including SIRIUS XM’s live channels, SiriusXM On Demand programming and more personalized music services. The wireless Internet connection included in 360L will enable enhanced search and recommendations functions, making discovery of SIRIUS XM’s content in the vehicle easier than ever. 360L will allow consumers to manage aspects of their subscriptions directly through their vehicles’ equipment.

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

Previously Owned Vehicles.  SIRIUS XM also acquires subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. SIRIUS XM has entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. SIRIUS XM also works directly with franchise and independent dealers on programs for non-certified vehicles. SIRIUS XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and has established marketing plans to promote its services to these potential subscribers.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.  SIRIUS XM provides its service through a fleet of five orbiting satellites, two in the Sirius system, FM-5 and FM-6, and three in the XM system, XM-3, XM-4 and XM-5. SIRIUS XM’s XM-5 satellite serves as a spare for both the XM and Sirius systems.

SIRIUS XM’s constellation operates in geostationary orbits. During 2016, SIRIUS XM transitioned the Sirius network to a geostationary orbit system using its FM-5 and FM-6 satellites. As part of this service transition, in 2016, SIRIUS XM’s FM-1, FM-2 and FM-3 satellites, which had operated in highly inclined elliptical orbits, were moved into disposal orbits.  In 2016, SIRIUS XM also entered into an agreement for the design and construction of two new satellites, SXM-7 and SXM-8, which it plans to launch into geostationary orbits in 2019 and 2020, respectively, as replacements for XM-3 and XM-4.

Satellite Insurance.  SIRIUS XM does not have in-orbit insurance policies covering its satellites, as SIRIUS XM considers the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM's satellites may be blocked and reception of satellite signals can be adversely affected. In other areas with a high density of next generation wireless systems, SIRIUS XM’s service may experience interference. In many of these areas, SIRIUS XM has deployed terrestrial repeaters to supplement and enhance its signal coverage. SIRIUS XM operates over 1,000 terrestrial repeaters across the United States as part of its systems.

Other Satellite Facilities.  SIRIUS XM controls and communicates with its satellites from facilities in North America. During 2016, SIRIUS XM maintained earth stations in Panama and Ecuador to control and communicate with three of its Sirius satellites, FM-1, FM-2 and FM-3. SIRIUS XM plans to end operations in Panama and Ecuador in 2017. Its satellites are monitored, tracked and controlled by a third party satellite operator.

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

Connected Vehicle Services

SIRIUS XM also provides connected vehicle services. SIRIUS XM's connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. SIRIUS XM offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics and stolen or parked vehicle locator services. SIRIUS XM’s connected vehicle business provides services to several automakers, including Acura, Audi, Fiat Chrysler, Honda, Hyundai, Jaguar Land Rover, Nissan, Subaru and Toyota.

SIRIUS XM does not include subscribers to its connected vehicle services in its subscriber count or subscriber-based operating metrics.

Canada

SIRIUS XM owns approximately 37% of the equity of Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), the satellite radio provider in Canada.  Subscribers to the services offered by Sirius XM Canada are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

On May 12, 2016, SIRIUS XM’s subsidiary, Sirius XM, entered into an arrangement agreement (the “Arrangement Agreement”) with Sirius XM Canada.  Pursuant to the Arrangement Agreement, Sirius XM and certain Canadian shareholders will form a new company to acquire shares of Sirius XM Canada not already owned by them pursuant to a plan of arrangement (the “Transaction”).  In connection with the Transaction, Sirius XM Canada’s shareholders will be entitled to elect to receive, for each share of Sirius XM Canada held, C$4.50 (U.S. $3.50 as of May 12, 2016) in (i) cash, (ii) shares of SIRIUS XM Common Stock, (iii) a security exchangeable for shares of SIRIUS XM Common Stock, or (iv) a combination thereof; provided that no more than 50% of the total consideration in the Transaction (or up to 35 million shares) will be issued in SIRIUS XM Common Stock and exchangeable shares.  All of the obligations of Sirius XM under the Arrangement Agreement are guaranteed by SIRIUS XM.

Following the Transaction, Sirius XM is expected to hold a 70% economic interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and economic interest held by Slaight Communications and Obelysk

Media, two of Sirius XM Canada’s current Canadian shareholders.  Sirius XM expects to contribute to Sirius XM Canada approximately U.S. $275 million in connection with the Transaction (assuming that all shareholders elect to receive cash in connection with the Transaction), which amount is expected to be used to pay the cash consideration to Sirius XM Canada’s shareholders and will be decreased proportionately if shareholders elect to receive consideration in shares of SIRIUS XM Common Stock or securities exchangeable for SIRIUS XM Common Stock.

The Transaction has been approved by the stockholders of Sirius XM Canada and has received the required court approval.  The Transaction remains subject to receipt of Canadian Radio-Television and Telecommunications Commission approval.  Pending receipt of this approval, the Transaction is expected to close early in the second quarter of 2017.

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

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. SIRIUS XM has arrangements with all of these organizations. However, the market for rights relating to musical works is changing rapidly. Certain songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights LLC (“GMR”) have formed to represent rights holders. In addition, the United States Justice Department is reviewing the consent decrees that have governed ASCAP and BMI since the 1940s and other aspects of the musical works market. The changing market for musical works may have an adverse effect on SIRIUS XM, including increasing its costs or limiting the musical works available to SIRIUS XM.

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

The CRB has issued its determination regarding the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over its satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2017. Under the terms of the CRB's decision, SIRIUS XM will pay a royalty based on gross revenue, subject to certain exclusions, of 10.5% for 2016 and 11% for 2017. A proceeding is underway before the CRB to determine the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over its satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2022.

The revenue currently subject to royalty includes subscription revenue from SIRIUS XM's U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video and connected vehicle services) offered for a separate charge; intellectual property royalties received by SIRIUS XM; credit card, invoice and fulfillment service fees; and bad debt expense. The regulations also allow SIRIUS XM to further reduce its monthly royalty fee in proportion to the percentage of its performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.

To secure the rights to stream music content over the Internet, including to mobile devices, SIRIUS XM also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and sound recordings. SIRIUS XM has arrangements with ASCAP, SESAC, BMI and GMR to license the musical compositions it streams over the Internet. The licensing of certain sound recordings fixed after February 15, 1972 for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB.

In December 2015, the CRB released the rates and terms for the use of sound recordings by non-interactive Internet services, such as SIRIUS XM’s Internet radio service, for the period of 2016 through 2020.  Effective as of January 1, 2016, the CRB set a royalty rate at $0.0017 per performance for ad-supported services and a royalty rate at $0.0022 per performance for subscription based services.  In accordance with the CRB’s decision, these royalty rates will increase during the period from 2018 through 2020 based on the consumer price index.

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

Braves Holdings, LLC

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Major League Baseball (“MLB”) club the Atlanta Braves and certain assets and liabilities associated with the Braves’ stadium and Braves

Holdings’ Development Project and as described in “Facilities” below. We acquired the Braves from Time Warner in 2007.

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

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of broadcasting rights to the Braves’ baseball games.  Each MLB club has the right to authorize the television broadcast within its home television territory of games in which it participates, subject to certain exceptions. The Braves have long-term local broadcasting agreements with Sportsouth Network II, LLC, the owner and operator of the SportSouth video programming service (“Fox SportSouth”). Nationally, the Braves participate in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 MLB clubs with ESPN, TBS, Fox and SIRIUS XM (the “National Broadcast Rights”).  Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the “MLB Rules and Regulations”), the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. Each MLB club also has the right to authorize radio broadcast, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with 147 local radio station affiliates broadcasting Braves games across the Southeast (the “Braves Radio Network”)

Ticket Sales.  The Braves offer single game tickets, as well as various season ticket packages. The per-ticket average price of 2016 full-season ticket plans ranged from $5.19 to $69.51, depending upon the seating area. In 2012, the Braves instituted a variable pricing strategy to help eliminate the perceived difference in value for certain games, which was often exploited in the secondary market. The club created six pricing tiers per seat, based upon various factors including the day of the week, date and opposing team. The Braves have also begun to encourage fans to use digital ticketing, which allows the club to track important data, put parameters on resales, and provide paperless benefits to its consumers.

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

Player Contracts and Salaries.  The Collective Bargaining Agreement (the “CBA”) requires MLB clubs to sign players using the Uniform Player’s Contract. The minimum Major League contract salary for players during the 2016 season under the CBA was $507,500. If a player is injured or terminated by the team for lack of skill during the regular season, he is entitled to all of his salary under the contract for the remainder of the year. Contracts may cover one year or multiple years, but generally under multi-year contracts a player’s salary is guaranteed even if the contract is terminated by the team, or if the player dies or becomes ill, during the term of the contract. The Braves are not required to pay the remaining contract salaries of players who resign or refuse to play.

Team

Player Personnel.  Under MLB Rules and Regulations, each team is permitted to have 40 players under contract, but may generally only maintain 25 players on its active roster from the Opening Day of the season through August 31 of each year. During the remainder of the season, teams may keep an active roster consisting of 40 players under contract. The

Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success.

Player Development.  The Braves are associated with six minor league teams located in the United States, five of which are owned by Braves Holdings.  The club’s minor league affiliates are detailed below:

Team	Class	League	Location
Gwinnett Braves	AAA	International League	Lawrenceville, GA
Mississippi Braves	AA	Southern League	Pearl, MS
Florida Firefrogs*	A Adv.	Florida State League	Kissimmee, FL
Rome Braves	A	South Atlantic League	Rome, GA
Danville Braves	R	Appalachian League	Danville, VA
GCL Braves	R	Gulf Coast League	Lake Buena Vista, FL

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

Facilities

Turner Field.  The stadium was originally constructed for the 1996 Summer Olympic Games and was known as Centennial Olympic Stadium before being converted into a baseball park for the Braves’ 1997 season. Turner Field had just under 50,000 seats, 58 private suites and four private membership clubs: the 755 Club, the SunTrust Club, the Superior Plumbing Club and the Georgia’s Own Credit Union Club.

Braves Holdings had exclusive operating rights to Turner Field pursuant to an Operating Agreement (the “Turner Operating Agreement”) with the Atlanta Fulton County Recreation Authority (the “AFCRA”). Under the Turner Operating Agreement with AFCRA, the Braves paid an annual operating fee and a capital fee. AFCRA utilizes the capital solely for capital maintenance and repairs. At the end of the Turner Operating Agreement term in 2016, any balance in the Capital Fund was available to be used by AFCRA in its sole discretion. On November 11, 2013, the Braves announced that the team would leave Turner Field at the end of the Turner Operating Agreement. Braves Holdings has since begun construction on a new stadium complex, SunTrust Park, located in Cobb Country, Georgia.

SunTrust Park.  Effective for the 2017 season, the Braves will relocate into a new ballpark located in Cobb County, Georgia. Braves Holdings (or its affiliates) will have exclusive operating rights to the facility via a Stadium Operating Agreement with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land (of which Braves Holdings (or its affiliates) has retained title to all but the portion of the parcel underlying the ballpark) for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. The construction of the new ballpark, which is expected to have a total cost of approximately $672 million, is being funded by a combination of Braves Holdings, Cobb County, the Cumberland Improvement District (the “CID”) and the Authority. The Authority has issued $368 million in bonds to fund its portion of the costs, Cobb County is contributing an additional $14 million and the CID is contributing $10 million. Braves Holdings is expected to contribute a minimum of $280 million toward the completion of ballpark. Braves Holdings funding for these initiatives has come from cash reserves and utilization of a construction loan, a senior secured note and two credit facilities with aggregate commitments of $515 million. As of December 31, 2016, Braves Holdings had utilized approximately $270 million under these credit arrangements. In addition, Braves Holdings, through affiliated entities and third party development partners, is in the process of developing land around the ballpark for a mixed-use complex, known as The Battery Atlanta, which is expected to feature retail, residential, office, hotel and entertainment opportunities. The expected cost for this mixed-use development is approximately $558 million, and Braves Holdings’

affiliated entities will be responsible for approximately $490 million of such development costs, which Braves Holdings intends to fund with a mix of approximately $200 million in equity and $290 million of new debt. As of December 31, 2016, Braves Holdings has utilized approximately $188 million in equity and approximately $68 million in debt on the construction of the mixed-use complex.

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

Champion Stadium.  Champion Stadium in Lake Buena Vista, Florida is the Braves’ spring training facility, and the playing facility of the Braves’ Rookie League affiliate GCL Braves. The stadium is part of the ESPN Wide World of Sports Complex at Walt Disney World Resort, and features four luxury sky boxes and more than 9,500 seats. The Braves signed a 20-year lease agreement for the complex in 1997, which will expire after the last day of spring training in 2018. The club receives limited use of the stadium, four practice fields, a half-sized infield, clubhouse, temporary clubhouse space for minor league players and office space for both year-round and spring training operations.

As the owner of a MLB franchise, Braves Holdings must comply with rules promulgated by the Commissioner of Baseball (the “Commissioner”) and MLB's constitution and bylaws. Each franchise is required to share locally derived revenue with the other MLB franchises and their owners through MLB's revenue sharing plan. Under MLB Rules and Regulations, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from National Broadcast Rights, national sponsorships and licensing deals, and the MLB All-Star Game) to the clubs, and funds certain expenses (such as contributions to the MLB Players Benefit Plan, administrative and operational expenses of the BOC, a reserve fund for the BOC, and administrative expenses of the MLB Central Fund) on behalf of the MLB franchises. Each MLB franchise's share of the MLB Central Fund, following certain adjustments which are made under the MLB revenue share arrangements, is paid to each MLB franchise by the end of each year, unless otherwise determined by the Commissioner. Also under the MLB Rules and Regulations, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB's interactive media and internet company which runs MLB's official website and all of the MLB teams' websites.

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. Live Nation has four business segments: Concerts, Sponsorship & Advertising, Ticketing and Artist Nation.

Live Nation's Business Segments

Concerts. Live Nation's Concerts segment principally involves the global promotion of live music events in their owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world and the creation of associated content. During 2016, Live Nation's Concerts business generated approximately $5.9 billion, or approximately 70%, of Live Nation's total revenue. Live Nation promoted over 26,300 live music events in 2016, including artists such as Beyoncé, Coldplay, Guns N’ Roses, Bruce Springsteen & the E Street Band, Drake and Adele and through festivals such as Austin City Limits, Lollapalooza, Electric Daisy Carnival, V Festival, Rock Werchter and Reading. While its Concerts segment operates year-round, Live Nation generally experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Sponsorship & Advertising. Live Nation's Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through its concert, venue, festivals and ticketing assets, including advertising on Live Nation websites. Live Nation drives increased advertising scale to further monetize its concerts platform through rich media offerings including advertising associated with live streaming and music-related content. Live Nation works with its corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. Live Nation also develops, books and produces custom events or programs for its clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2016, the Sponsorship & Advertising business generated $378 million, or approximately 5%, of Live Nation's total revenue. Live Nation typically experiences higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used or occur from May through October.

Ticketing. Live Nation's Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fee, or “service charge” for its services. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2016, Live Nation sold 62%, 29%, 6% and 3% of primary tickets through these channels, respectively. Live Nation's Ticketing segment also manages its online activities including enhancements to its websites and product offerings. During 2016, the Ticketing business generated approximately $1.8 billion, or approximately 22% of Live Nation's total revenue, which excludes the face value of tickets sold. Through all of its ticketing services, Live Nation sold 186 million tickets in 2016 on which Live Nation was paid fees for its services. In addition, Live Nation sold approximately 298 million tickets in total using its Ticketmaster systems, through season seat packages and its venue clients' box offices, for which Live Nation does not receive a fee. Live Nation's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.

Artist Nation. Live Nation's Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. The Artist Nation segment also creates and sells merchandise for music artists. During 2016, the Artist Nation business generated $422 million, or approximately 5%, of Live Nation's total revenue. Revenue earned from the Artist Nation segment is impacted to a large degree by the touring schedules of the artists Live Nation represents, and generally Live Nation experiences higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events.

Terms of Live Nation Investment

At December 31, 2016, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 34% of the issued and outstanding shares as of December 31, 2016.

Under our stockholders agreement with Live Nation, we have the right to nominate two directors (one of whom must qualify as an independent director) to the Live Nation board of directors, currently comprised of 12 directors, for so long as our ownership interest provides us with not less than 5% of the total voting power of Live Nation's equity securities. We also have the right to cause one of our nominees to serve on the audit committee and the compensation committee of the board, provided they meet the independence and other qualifications for membership on those committees. Live Nation has waived the director independence requirement with respect to our nominees to the Live Nation board of directors, and we have waived our right to cause one of our nominees to serve on the audit and compensation committees of the board.

We have agreed under the stockholders agreement not to acquire beneficial ownership of Live Nation equity securities that would result in our having in excess of 35% of the voting power of Live Nation's equity securities. That percentage is subject to decrease for specified transfers of our Live Nation stock. We have been exempted from the restrictions on business combinations set forth in Section 203 of the Delaware General Corporation Law, and Live Nation has agreed in the stockholders agreement not to take certain actions that would materially and adversely affect our ability to acquire Live Nation securities representing up to 35% of the voting power of Live Nation’s equity securities.

Formula 1

        Formula 1 holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. For 2016, 21 Events took place in 21 countries across Europe, Asia-Pacific, the Middle East and North and South America. In 2015, the World Championship was followed by hundreds of millions of television viewers in over 200 territories, and Formula 1's largest Events have hosted live audiences in excess of 300,000 on race weekends, such as the British Grand Prix at the Silverstone circuit and the Mexican Grand Prix at the Autodromo Hermanos Rodriguez.

        Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration, in the course of which it coordinates and transacts with the Fédération Internationale de l'Automobile ("FIA"), the governing body for world motor sport, the Teams, the race promoters that stage Events, various media organizations worldwide as well as advertisers and sponsors. Formula 1 also controls activities related to critical components of the World Championship, including filming Events, production of the international television feed and transport of its and the Teams' equipment, ensuring high quality and reducing delivery risk around the World Championship.

        Formula 1 also generates revenue from a variety of other sources, including the operation of the Formula 1 Paddock Club  hospitality program (the "Paddock Club") at most Events, freight, logistical and travel related services for the Teams and other third parties, the GP2 and GP3 race series, which run principally as support races during Event weekends, television production and post-production and other licensing of the commercial rights associated with Formula 1, for example in connection with video games.

Sources of Revenue

        Formula 1 derives the majority of its revenue from race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Race Promotion. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of five to seven years and often include an option, exercisable by Formula 1, to extend the contract for up to an additional five years. For established Events, the duration of the contract is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year.

Race promoters are generally circuit owners, local and national automobile clubs, special event organizers or governmental bodies. Race promoters generate revenue from ticket sales and sometimes from concessions, merchandising and secondary hospitality offerings (other than the Paddock Club).  Tickets are sold for the entire Event weekend or individual days.

Broadcasting. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. These contracts, which we refer to as television rights agreements ("TRAs"), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts typically of up to 10% per annum. Formula 1's broadcasting revenue is generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber's basic package (together, "free-to-air television"); and (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis ("pay television"). Formula 1 currently has 12 free-to-air television agreements, nine pay television agreements, 27 agreements covering both free-to-air and pay television and four other agreements (one for transmissions to British bases overseas, two global news syndication and distribution contracts and one global in-flight/ship at sea distribution contract). Formula 1's key broadcasters include Channel 4 (free-to-air television) and Sky (pay television) in the United Kingdom, RTL (free-to-air television) and Sky Deutschland (pay television) in Germany, RAI (free-to-air television) and Sky Italia (pay television) in Italy, Movistar (pay television) in Spain, Canal+ (pay television) in France, Globo (free-to-air television) in Brazil, NBC (free-to-air television) in the United States, Fox Sports (pay television) in Pan Asia and beIn Sports (pay television) in the Middle East.

Advertising and Sponsorship. Formula 1 sells Event-based advertising and sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, advertisers can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the United States or European consumer price index or another agreed metric. Separately, the Teams sell sponsorship rights primarily in the form of logo displays on cars, equipment and driver and Team uniforms, although Formula 1 does not derive any revenue from such sales.

Other Revenue. Formula 1 also generates revenue from a variety of other sources including the operation of the Paddock Club race-based corporate hospitality program at most Events, freight and related logistical and travel services, support races at Events (either from the direct operation of the GP2 and GP3 series which are owned by Formula 1 or from the licensing of other third party series or individual race events), various television production and post-production activities, and other Formula 1 ancillary operations.

FIA and the Teams

        Formula 1's business is built on a number of key relationships—those with the FIA, the Teams and Formula 1's principal commercial partners. See "—Key Commercial Agreements" below for more information about Formula 1's relationships with the FIA and the Teams.

FIA

        The FIA is the governing body for world motor sport and as such, is solely responsible for regulating the sporting, technical and safety aspects of the World Championship, including race circuits to be used by race promotors, through the FIA's F1 Commission and World Motor Sport Council. The FIA regulates a number of motor sports, with the World Championship being the most prominent. The FIA owns the World Championship and has granted Formula 1 the exclusive commercial rights to the World Championship until the end of 2110 under the 100-Year Agreements. In addition, the FIA, through its World Motor Sport Council, approves the calendar for the World Championship each year based on the agreed race promotor contracts for the coming season. Under the 100-Year Agreements, Formula 1 is only permitted to enter into race promotion contracts that are substantially in the form agreed between Formula 1 and the FIA.

Teams

        The Teams are the participants in the World Championship and its Events, competing for the annual Constructors' Championship, and their drivers compete for the annual Drivers' Championship. There were 11 Teams competing in the 2016 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Honda. Under the terms of the Current Concorde Arrangements, Teams are entitled to receive significant team payments from a Formula 1 prize fund (the "Prize Fund") based primarily on their results in prior years' Constructors' Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the cost to race in the World Championship. They receive Team payments from Formula 1 (principally a share in the Prize Fund) as well as sponsorship and advertising revenue from their own partners. The Current Concorde Arrangements between Formula 1, the FIA and the Teams defines the terms of the Team's participation in the World Championship (for further detail on these arrangements, see "—Key Commercial Agreements—Current Concorde Arrangements" below.)

Drivers

        One of the distinctive features of the World Championship is the celebrity and diversity of its drivers. Differences in nationalities, temperaments and racing styles form part of the attractive mosaic of Formula 1. The success of a local driver also impacts the television viewership and revenue generated from that country or region. World Champions from Germany (Vettel), Spain (Alonso) and the United Kingdom (Button and Hamilton) have helped grow and sustain the Formula 1 business in those countries. For this reason, Formula 1 encourages the development of drivers from other strategic markets. GP2 and GP3 provide the training ground and stepping stones to Formula 1 for these drivers. All drivers are employed or contracted by the Teams and have no contractual relationship with Formula 1.

Key Commercial Agreements

100-Year Agreements

        Under the 100-Year Agreements entered into by Formula 1 and the FIA in 2001, Formula 1 was granted an exclusive license with respect to all of the commercial rights to the World Championship, including its trademarks. This license, which took effect on January 1, 2011 and expires on December 31, 2110, maintains Formula 1's exclusive commercial rights to the World Championship which Formula 1 held under previous agreements with the FIA.

        The 100-Year Agreements also provide that Formula 1 may appoint a representative to the FIA, subject to the FIA's approval, and that person will be a member of the FIA's F1 Commission and World Motor Sport Council. The FIA may terminate the 100-Year Agreements and Formula 1's exclusive license upon a change of control of Delta Topco, unless either the FIA previously approved the transaction or the transaction falls within one of a number of exceptions. Formula 1 obtained the FIA's approval of its acquisition by Liberty under the 100-Year Agreements.

        In addition, the FIA may terminate Formula 1's license if (i) certain Delta Topco subsidiaries party to the 100-Year Agreements become insolvent; (ii) Formula 1 fails to pay an amount due to the FIA and such non-payment is not cured within 30 days of FIA's demand for payment; (iii) arbitrators declare that Formula 1 materially breached the 100-Year Agreements and Formula 1 has not paid to the FIA certain penalties to cure such breach; or (iv) Formula 1 changes or removes certain of the FIA's rights without its prior consent.

Current Concorde Arrangements

        From 1981 until 2012, successive Concorde Agreements governed the relationship between Formula 1, the FIA and the Teams, including the regulation of the World Championship. After the previous Concorde Agreement expired on December 31, 2012, Formula 1 entered into a separate binding agreement with each Team (the “Team Agreements”), securing the relevant Team's commitment to continue participating in the World Championship until December 31, 2020. In addition, Formula 1 entered into the 2013 Concorde Implementation Agreement with the FIA in 2013. The 2013 Concorde Implementation Agreement, in addition to making certain modifications to the 100-Year Agreements for the period to end 2030, provides that the FIA agrees to provide certain sporting governance arrangements and regulatory safeguards for the benefit of the Teams, to enter into a new Concorde Agreement for a term of eight years (from 2013 to 2020) reflecting those sporting governance arrangements and regulatory safeguards and to enter into a subsequent Concorde Agreement from 2021 to 2030 or to extend the sporting governance arrangements or regulatory safeguards agreed under the 2013 Concorde Implementation Agreement on substantially the same terms from 2021 to 2030. The Team Agreements and the 2013 Concorde Implementation Agreement (collectively, the "Current Concorde Arrangements") together provide the contractual framework for the World Championship that was previously set out in the Concorde Agreements.

        Under the Current Concorde Arrangements, among other things, the Teams agree to participate in the World Championship during the term of the Current Concorde Arrangements and Formula 1 agrees to make certain prize fund payments to them based on their performance in the Constructors' Championship and other principles (such as success, heritage and longevity in Formula 1) and measures of performance selected by Formula 1.

Team Agreements

        As discussed above, Formula 1 and each of the Teams have entered into separate Team Agreements that establish a Prize Fund, establish procedures for setting the World Championship calendar, give the Teams the right to nominate and, in some cases, appoint directors to Delta Topco's board, and provide for certain termination rights. The Team Agreements establish the Prize Fund to be paid to the Teams that is funded with a certain percentage of Formula 1's Prize Fund Adjusted EBITDA plus additional amounts that Formula 1 expects to range from $120 million to $175 million. The majority of the Prize Fund is paid to individual Teams based on their results in prior Constructors' Championships, and the balance paid to Teams that have achieved certain milestones based on Formula 1's principles and measures of performance. In addition to their audit procedures performed on Formula 1, since 2008, Ernst & Young LLP have also performed certain agreed-upon procedures to provide a report to the Teams on the calculation, and allocation thereof, of all Team payments under the Prize Fund. Under the Team Agreements, the consent of a majority of certain Teams is required if there are more than 20 Events in a season or more than 17 Events are held in a season and the number of Events that are held outside Europe, the US or Canada exceeds 60% or more of the total number of Events in that season.

        The Team Agreements with McLaren and Mercedes grant the corporate parent of each of those Teams (McLaren Group Limited and Daimler AG, respectively) the right to appoint a team director (a “Team Director”) until December 31, 2020 or the termination of the relevant Team Agreement, if earlier. Ferrari has an equivalent right, pursuant to a provision contained in all Team Agreements granting that right to the longest standing Team that has competed in the World Championship for the greatest number of seasons since 1950. Each of Daimler AG and Ferrari has exercised the relevant right and appointed a Team Director. Ferrari's Team Director is also entitled to be a member of Delta Topco's Audit and Ethics and Nomination Committees. In addition, the Teams have certain consultation rights with respect to the appointment of two independent non-executive directors to Delta Topco's board of directors, although Delta Topco does not require the consent of the Teams with respect to any such appointment.

        A Team Agreement may be terminated if the Team ceases to be a constructor, fails to participate in more than three Events in a season, fails to submit a valid entry for participation in the World Championship or becomes insolvent. Teams may also terminate their Team Agreements by written notice to Formula 1 under certain circumstances, including:

•	Formula 1 is unable to pay its debts when they become due;
•	Formula 1 fails for three months to pay an aggregate amount due in excess of $10 million to the Team;
•

with respect to the longest standing Team (currently Ferrari), Formula 1 experiences a change in control and, in the second or third fiscal year after the change in control, the Prize Fund Adjusted EBITDA is less than 75% of the Prize Fund Adjusted EBITDA in the fiscal year immediately preceding the change in control; or

•	a controlling interest holder of Formula 1 is subject to sanctions imposed by the U.S. Office of Foreign Assets Control or is on the Financial Sanctions List in the United Kingdom.

Circuit Rights Agreements

        Under circuit rights agreements (the "Circuit Rights Agreements"), Formula 1 acquires from race promoters certain rights to commercially exploit the Events, including the rights to sell trackside and "official supplier" advertising and title sponsorship, a space in which to operate the Paddock Club (other than at three Events) and commercial use of the name of the Event and circuit. In a few cases a cash payment is made for the grant of these circuit rights and in others Formula 1 offers a commission or share of revenue to a race promoter where they have been instrumental in introducing a new sponsor from its territory that purchases a title sponsorship or trackside advertising. Circuit Rights Agreements typically have a term that is tied to the relevant race promoter contract.

Intellectual Property

        Formula 1 is the registered owner of a portfolio of trade mark registrations and applications, including for the F1 logo, the World Championship logo (which is used only in sporting contexts), "Formula One", "Formula 1", "F1" and "Grand Prix" when used in connection with any of the aforementioned and most of the official Event titles where they are capable of registration.

        Formula 1 owns the copyright on footage of each Event since 1981. Ownership of this copyright enables Formula 1 to license that footage to broadcasters and to take legal action against infringers of that copyright. Under the Current Concorde Arrangements, Formula 1 also has the exclusive right, subject to limited exceptions, to use each Team's intellectual property rights (including image rights) to portray the World Championship and/or any Event in any visual form.

Licenses and Permits

        Formula 1 is required to obtain permits for the allocation and use of radio frequencies which are necessary for the operation of live camera and other equipment used in the production of live television images and also in live radio communications used by Formula 1, the FIA, the Teams (including car to pit radio transmissions) and the emergency services. Such radio frequency permits are obtained by a dedicated unit in the television production team, with assistance from the local race promoter. Typically, such radio frequency permits are obtained from the relevant governmental authority responsible for licensing the use of radio frequencies in the host country of the relevant Event. The requirements and procedures for obtaining such permits vary by country and they may involve the completion of written formalities or the inspection by the relevant governmental authority of all equipment to be operated with a radio frequency. Permits are typically issued subject to conditions, which Formula 1 has generally been able to satisfy.

Strategy

        Formula 1's goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

•

continuing to seek and identify opportunities to expand and develop the Event calendar and bring Events to attractive and/or strategically important new markets outside of Europe, which typically have higher race promotion fees, while continuing to build on the foundation of the sport in Europe;

•

developing advertising and sponsorship revenue, including increasing sales of Event-based packages and under the Global Partner program, and exploring opportunities in underexploited product categories;

•	capturing opportunities created by media's evolution, including the growth of social media and the development of Formula 1's digital media assets; and
•	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership

Other Minority Investments

We also own a portfolio of minority equity investments in publicly traded media companies, including Time Warner (NYSE: TWX) and Viacom (Nasdaq: VIAB). These are assets that were acquired mostly in tax-efficient transactions and are currently held as non-core assets. In the past we have entered into swaps, exchangeable debentures, and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.

Regulatory Matters

Satellite Digital Audio Radio Services

As an operator of a privately owned satellite system, SIRIUS XM is regulated by the FCC under the Communications Act of 1934, principally with respect to:

•	the licensing of its satellite systems;
•	preventing interference with or to other users of radio frequencies; and
•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

As discussed above, SIRIUS XM’s rights to perform certain copyrighted sound recordings fixed after February 15, 1972 are governed by the federal Copyright Act and regulation by the CRB while its rights to perform certain sound recordings fixed before that date are governed by state statues and common law.  Litigation is ongoing with respect to such rights.

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

In 1997, SIRIUS XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS XM's FCC licenses for its Sirius system satellites expire in 2022 and 2025. SIRIUS XM's FCC licenses for its XM satellites expire in 2018, 2021 and 2022. SIRIUS XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant licenses for any replacement satellites.

In some areas SIRIUS XM has installed terrestrial repeaters to supplement its satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted SIRIUS XM a license through 2027 to operate its repeater network.

In many cases, SIRIUS XM obtains FCC certifications for satellite radios, including satellite radios that include FM modulators. SIRIUS XM believes its radios that are in production comply with all applicable FCC rules.

SIRIUS XM is required to obtain export licenses or other approvals from the United States government to export certain equipment, services and technical data related to its satellites and their operations. The transfer of such equipment, services and technical data outside the United States or to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

Changes in law or regulations relating to communications policy or to matters affecting SIRIUS XM's services could adversely affect its ability to retain its FCC licenses or the manner in which SIRIUS XM operates.

Competition Laws and Formula 1

The operations and business of Formula 1 are subject to European and national competition laws which require Formula 1 at all times to ensure its business practices and agreements are consistent with the operation of competitive markets. Following an investigation by the EC into the commercialization of Formula 1 and related agreements in 1999, Formula 1 modified certain of its business practices and changed the terms of a number of its commercial contracts with Teams, broadcasters, promoters and the FIA. In October 2001, the European Commission (the “EC”) issued two comfort letters to Formula 1 stating that it was no longer under investigation. Comfort letters are not binding on the EC and if it believes that there has been a material change in circumstances, further enforcement action could be taken. The EC issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing the 2001 comfort letters and that it had ended its monitoring of Formula 1's compliance.

Competition

SIRIUS XM faces significant competition for both listeners and advertisers in its satellite radio business, including from providers of radio or other audio services. SIRIUS XM’s digital competitors are making in-roads into vehicles, where it is currently the leading alternative to traditional AM/FM radio. SIRIUS XM’s services compete with traditional AM/FM radio.  Several traditional radio companies are substantial entities owning large numbers of radio stations or other media properties.  The radio broadcasting industry is highly competitive.  Traditional AM/FM broadcasters are also aggressively pursuing Internet radio, wireless Internet-based distribution arrangements and data services. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio reduces the likelihood that customers would be willing to pay for SIRIUS XM’s subscription services and, by offering free broadcasts, it may impose limits on what SIRIUS XM can charge for its services. SIRIUS XM also faces competition from Internet-based competitors, which often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major online providers, including Amazon, Apple, Google Play, Pandora, Spotify and iHeartRadio, also make high fidelity digital streams available through the Internet for free or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization, and allow the user to access large libraries of content. These services compete directly with SIRIUS XM’s services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, SIRIUS XM faces competition as a result of the deployment or planned deployment by nearly all automakers of integrated multimedia systems in dashboards, including in many cases Apple CarPlay and Android Auto and products from Apple and Google. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. Internet radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in the car. SIRIUS XM also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems and that are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with SIRIUS XM's services now or that could compete with its services in the future. The in-dash navigation market is also threatened by smartphones that provide data services through a direct vehicle interface. Most of these smartphones offer GPS mapping with sophisticated data-based turn-by-turn navigation. SIRIUS XM’s connected vehicle services business operates in a highly competitive environment and competes with several providers, including Verizon Telematics. OnStar, a division of General Motors (“GM”), also offers connected vehicle services in GM vehicles. Sirius XM also competes with wireless devices such as mobile phones and, to a lesser extent, with systems developed internally by automakers. SIRIUS XM competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and systems customization, scope of service, industry experience, past performance and price.

Braves Holdings faces competition from many alternative forms of leisure entertainment. During the baseball season, Braves Holdings competes with other sporting and live events for game day attendance, which is integral to Braves Holdings' ticket, concession and souvenir sales revenue. The broadcasting of the Atlanta Braves’ games, which is another significant source of revenue for Braves Holdings, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, online activities, movies and other forms of news and information. In addition, Braves Holdings competes with the other MLB teams for a limited pool of player, coaching and managerial talent. This talent contributes to the Atlanta Braves’ record and league standings, which are critical components of Braves Holdings’ competitiveness.

Live Nation faces competition in the live music industry, in attracting touring artists to the venues it owns and operates, from ticketing services primarily through online channels but also through phone, outlet and box office channels, and in its artist management and sponsorships businesses. Competition in the live entertainment industry is intense. Live Nation believes that it competes primarily on the basis of its ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. It believes that its primary strengths include the quality of service delivered to its artists, fans, ticketing clients and corporate sponsors, its track record in promoting and producing live music events and tours both domestically and internationally, artist relationships, its global footprint, ticketing software and services, its ecommerce site and associated database, distribution platform (venues), the scope and effectiveness in its expertise of advertising and sponsorship programs and its financial stability.

With respect to Formula 1, the World Championship competes with many alternative forms of entertainment, such as other sporting and live events, for television viewership, live attendance and advertising. For example, Formula 1 competes for broadcasting and advertising revenue with other global and regional Tier 1 sports, including the Olympic Games, FIFA World Cup, Champions League and Premier League. Within national markets, Formula 1 competes with local racing events, such as the Indianapolis 500 race and NASCAR in the United States.

Employees

As of December 31, 2016, we had 80 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 3,546 full and part-time employees. We believe that our employee relations are good.

(d)     Financial Information About Geographic Areas

As of December 31, 2016, our consolidated subsidiaries do principally all their business domestically, so a discussion regarding financial information about geographic areas is not considered necessary.

(e)     Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

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

Item 1A. Risk Factors.

An investment in our common stock involves risk. Before investing in our common stock, in addition to the other information described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II,” you should carefully consider the following risks. Such risks are not the only ones that relate to our businesses and capitalization.  The risks described below are considered to be the most material.  However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below or in the documents incorporated by reference herein were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected, which in turn could have a material adverse effect on the value of our common stock.

Risks Relating to our Company, as a Whole

The historical financial information of the Liberty SiriusXM Group, the Braves Group and the Formula One Group included in this Annual Report on Form 10-K may not necessarily reflect their results had they been separate companies.

One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty SiriusXM Group tracking stock, Braves Group tracking stock and Formula One Group tracking stock, investors should recognize that the historical financial information of the Liberty SiriusXM Group, the Braves Group and the Formula One Group has been extracted from our consolidated financial statements and may not necessarily reflect what the Liberty SiriusXM Group’s, the Braves Group’s and the Formula One Group’s results of operations, financial condition and cash flows would have been had each of these groups been separate, stand-alone entities pursuing independent strategies during the periods presented.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

At December 31, 2016, our only wholly owned consolidated subsidiary is Braves Holdings, which, due to its size and nature, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. In addition, although we began consolidating SIRIUS XM in the first quarter of 2013, we do not have ready access to the cash flow of SIRIUS XM due to SIRIUS XM being a separate public company and the presence of a significant non-controlling interest. Further, although we acquired Formula 1 in the first quarter of 2017, our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco.  Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited.  If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities (subject, in the case of Liberty Formula One common stock, to certain contractual restrictions set forth in the shareholders agreement we executed with the selling shareholders of Delta Topco at the Second Closing). If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution.  If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2016, we had approximately $1.7 billion principal amount of corporate-level debt outstanding, consisting of $1 billion outstanding under our 1.375% cash convertible senior notes due 2023, $445 million outstanding under our 2.25% exchangeable senior debentures due 2046, $36 million of other obligations and $250 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM

Group. Also, during the first quarter of 2017, we issued an additional $450 million principal amount of our 1% cash convertible senior notes due 2023 and drew $350 million on a margin loan with a capacity of $500 million due 2018.  Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including SIRIUS XM’s senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to SIRIUS XM stockholders pursuant to SIRIUS XM’s recently adopted dividend policy), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

The success of businesses attributed to each of our tracking stock groups, in part, depends on their popularity with audiences, which is difficult to predict.

Entertainment content production, satellite radio services and live entertainment events, including sporting events, are inherently risky businesses because the revenue derived from these businesses depends primarily upon their popularity with public audiences, which is difficult to predict. The commercial success of a satellite radio program or live entertainment depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming, events and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment events and the value of broadcast rights. Consequently, low public acceptance of the programs, services and events provided by companies such as SIRIUS XM, Live Nation and Formula 1 could hurt the ability of these companies to maintain or grow revenue, which would adversely impact the financial performance of the groups to which these companies are attributed.

Our businesses attributed to the Liberty SiriusXM Group and the Formula One Group, such as SIRIUS XM, Formula 1 and Live Nation, may not realize the benefits of acquisitions or other strategic initiatives.

Our business strategy and that of our subsidiaries and business affiliates, including SIRIUS XM, Formula 1 and Live Nation, may include selective acquisitions or other strategic initiatives focused on business expansion. The success of any acquisition depends on effective integration of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak economic conditions may reduce consumer demand for products, services and events offered by our businesses attributed to each of our groups.

A weak economy in the United States or, in the case of the Formula One Group, abroad, could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers or reduced live-entertainment and sporting event expenditures.  Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with Liberty Interactive, Liberty Broadband, Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Liberty Expedia Holdings, Inc. (“Expedia Holdings”), which may lead to conflicting interests.

As a result of the separation of Liberty Interactive’s Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group in September 2011, the Broadband Spin-Off, Liberty Interactive’s spin-off of TripCo in August 2014 and split-off of Liberty Expedia in November 2016, most of the executive officers of Liberty also serve as executive officers of Liberty Interactive, Liberty Broadband, TripCo and Expedia Holdings, and there are overlapping directors. Other than Liberty Interactive’s ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive, Liberty Broadband, TripCo or Expedia Holdings have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Liberty Interactive, Liberty Broadband, TripCo or Expedia Holdings pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own Liberty Interactive, Liberty Broadband, TripCo and Expedia Holdings stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Liberty Interactive, Liberty Broadband, TripCo and/or Expedia Holdings. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripCo and Expedia Holdings has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty Interactive, Liberty Broadband, TripCo and Expedia Holdings) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

The unfavorable outcome of pending or future litigation could have a material adverse impact on the operations and financial condition of businesses attributed to each of our groups.

Our subsidiaries and business affiliates are parties to several legal proceedings arising out of various aspects of their businesses, including class actions arising out of our marketing practices and subscription plans.  The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on their financial condition, which can impact the financial performance of the group to which they are attributed.

Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational risks.

Certain of our subsidiaries and business affiliates have operations in countries other than the United States. In many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although certain of our subsidiaries and business affiliates have undertaken compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation, even if prohibited by the policies and procedures of these subsidiaries and business affiliates or the law, could have certain adverse effects on the financial condition of these subsidiaries and business affiliates. Any failure by these subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.

Risks Relating to the Liberty SiriusXM Group

SIRIUS XM faces substantial competition and that competition is likely to increase over time.

SIRIUS XM faces substantial competition from other providers of radio and audio services.  SIRIUS XM’s ability to attract and retain subscribers depends on its success in creating and providing popular or unique music, entertainment, news and sports programming.  SIRIUS XM’s subscribers can obtain certain similar content for free through terrestrial radio stations, Internet radio services and Internet streaming services.  Audio content delivered via the Internet, including through mobile devices that are easily integrated in vehicles, is increasingly competitive with its services.  A summary of various services that compete with SIRIUS XM is contained in the section entitled “Item 1. Business - Competition” of this Annual Report on Form 10-K.

Competition could result in lower subscription, advertising or other revenue and an increase in SIRIUS XM’s marketing, promotion or other expenses and, consequently, lower its earnings and free cash flow. SIRIUS XM cannot assure you it will be able to compete successfully with its existing or future competitors or that competition will not have a material adverse impact on its operations and financial condition.

SIRIUS XM’s ability to attract and retain subscribers in the future is uncertain.

SIRIUS XM’s ability to retain its subscribers, or increase the number of subscribers to its service, is uncertain and subject to many factors, including:

•	the production and sale or lease of new vehicles in the United States;
•	the price of SIRIUS XM’s service;
•	the health of the economy;
•	the rate at which existing self-pay subscribers buy and sell new and used vehicles in the United States;
•	SIRIUS XM’s ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service;
•	the effectiveness of SIRIUS XM’s marketing programs;
•	the entertainment value of SIRIUS XM’s programming;
•	SIRIUS XM’s ability to respond to evolving consumer tastes; and
•	actions by SIRIUS XM’s competitors, such as terrestrial radio and other audio entertainment and information providers.

As part of its business, SIRIUS XM experiences, and expects to experience in the future, subscriber turnover (i.e., churn).  Some elements of SIRIUS XM’s business strategy may result in churn increasing.  For example, SIRIUS XM’s work to acquire subscribers purchasing or leasing pre-owned vehicles may attract subscribers of more limited economic means; SIRIUS XM’s product and marketing efforts may attract more price sensitive subscribers; and SIRIUS XM’s efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of more economy-minded subscribers.

If SIRIUS XM is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected.  SIRIUS XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to its satellite radio service.  A substantial portion of SIRIUS XM’s subscribers are on discounted pricing plans and SIRIUS XM’s ability to retain these subscribers or migrate them to higher priced plans is uncertain.  SIRIUS XM spends substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers.

SIRIUS XM’s profitability could be adversely affected if it is unable to consistently attract new subscribers and retain its current subscribers at prices and margins consistent with its past performance.

SIRIUS XM’s service may experience harmful interference from new wireless operations.

The development of new applications and services in spectrum adjacent to the frequencies licensed to SIRIUS XM for satellite radio and ancillary services, as well as the combination of signals in other frequencies, may cause harmful interference to SIRIUS XM’s satellite radio service in certain areas of the United States.  Certain operations or combination of operations permitted by the FCC in spectrum, other than SIRIUS XM’s licensed frequencies, results in the loss of signal to SIRIUS XM’s service, and the reception of SIRIUS XM’s satellite radio service can be adversely affected in certain areas.  Elimination of this interference may not be possible in all cases.  In other cases, SIRIUS XM’s efforts to reduce this interference may require extensive engineering efforts and additions to its terrestrial infrastructure.  These mitigation efforts may be costly and take several years to implement and may not be entirely effective.  In certain cases, SIRIUS XM is dependent on the FCC to assist it in preventing harmful interference to its service.

Consumer protection laws and their enforcement could damage SIRIUS XM’s business.

SIRIUS XM engages in extensive marketing efforts to attract and retain subscribers to its services. SIRIUS XM employs a wide variety of communications tools as part of its marketing campaigns, including telemarketing efforts and email solicitations.  Consumer protection laws cover nearly all aspects of SIRIUS XM’s marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with subscribers and prospective subscribers.  The nature of SIRIUS XM’s business requires SIRIUS XM to expend significant resources to try to ensure that its marketing activities comply with federal and state laws, rules and regulations relating to consumer protection, including laws relating to telemarketing activities and privacy.  There can be no assurance that these efforts will be successful or that SIRIUS XM will not have to expend even greater resources towards compliance efforts.

Modifications to federal and state laws, rules and regulations concerning consumer protection, including decisions by federal and state courts and agencies interpreting these laws, could have an adverse impact on SIRIUS XM’s ability to attract and retain subscribers to its services.  There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that SIRIUS XM’s varied operations will comply with all applicable laws, which could have a material adverse impact on SIRIUS XM’s operations and financial condition.

The market for music rights is changing and is subject to significant uncertainties.

SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works. Traditionally, Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”) have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing rapidly. Owners of rights in musical works have withdrawn from BMI, ASCAP and SESAC and new entities, such as Global Music Rights LLC, have been formed to represent owners of musical works. In addition, Committees of Congress have held hearings on substantial revisions of the Copyright Act. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to SIRIUS XM 's business, including increasing licensing costs and reducing the availability of certain pieces for use on SIRIUS XM 's services.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board (“CRB”). Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB's existing decision governing sound recording royalties for the five-year period ending on December 31, 2017, SIRIUS XM will be required to pay a royalty based on its gross revenue, subject to certain exclusions, of 11% for 2017. The CRB proceeding to set royalty rates for the five year period beginning 2018 is underway. In addition, SoundExchange alleges that SIRIUS XM underpaid royalties for statutory licenses related to sound recording royalties for the period from 2007 - 2012. On January 10, 2017, the CRB issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings, but in certain cases did not apply those exclusions properly. The ruling further indicated that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the judges' view, the portion of the package that contained programming that did not include sound recordings was not offered for a "separate charge" in accordance with the regulations. The ruling is subject to legal review by the Register of Copyrights, and will be transmitted back to the District Court for further proceedings, such as adjudication of damages claims and defenses.

The right to perform certain copyrighted sound recordings that were fixed before February 15, 1972 is governed by state common law principles and, in certain instances, may be subject to state statutes. SIRIUS XM is a defendant in litigation in several States, regarding the alleged distribution, duplication and performance of certain copyrighted sound recordings that were fixed before February 15, 1972. During 2015 and 2016, SIRIUS XM settled suits with copyright owners for almost all of the pre-1972 works it uses.  If other state courts or appellate courts in certain states ultimately hold that a performance right exists under various state copyright laws, SIRIUS XM may be required to pay additional royalties to perform copyrighted sound recordings that were fixed before February 15, 1972.

SIRIUS XM’s business depends in large part upon the auto industry.

A substantial portion of SIRIUS XM’s subscription growth has come from purchasers and lessees of new and previously owned automobiles in the United States.  The sale and lease of vehicles with satellite radios is an important source of subscribers for SIRIUS XM’s satellite radio service. SIRIUS XM has agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.

Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs.  To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for SIRIUS XM’s satellite radio services may be adversely impacted.

Sales of previously owned vehicles represent a significant source of new subscribers for SIRIUS XM. SIRIUS XM has agreements with auto dealers and companies operating in the used vehicle market to provide SIRIUS XM with data on sales of previously owned satellite radio enabled vehicles. The continuing availability of this information is important to SIRIUS XM’s future growth.

If SIRIUS XM fails to protect the security of personal information about its customers, SIRIUS XM could be subject to costly government enforcement actions and private litigation and its reputation could suffer.

The nature of SIRIUS XM’s business involves the receipt and storage of personal information about its subscribers including, in many cases, credit and debit card information.  If SIRIUS XM fails to protect the security of personal information about its customers or if SIRIUS XM experiences a significant data security breach, SIRIUS XM could be exposed to costly government enforcement actions and private litigation and its reputation could suffer.  In addition, SIRIUS XM’s subscribers and potential customers could lose confidence in SIRIUS XM’s ability to protect their personal information, which could cause them to discontinue usage of SIRIUS XM’s services.  Such events could lead to lost future sales and adversely affect SIRIUS XM’s results of operations.

SIRIUS XM has a program in place to detect and respond to data security incidents.  However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, SIRIUS XM may be unable to anticipate these techniques or implement adequate preventive measures.  In addition, hardware, software, or applications SIRIUS XM develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.  Unauthorized parties may also attempt to gain access to SIRIUS XM’s systems or facilities, or those of third parties with whom SIRIUS XM does business, through fraud, trickery, or other forms of deceiving SIRIUS XM’s employees, contractors or other agents.

If hackers were able to circumvent SIRIUS XM’s security measures, a release of proprietary information or personal information could occur or SIRIUS XM could experience significant disruptions. If SIRIUS XM’s systems become unavailable or suffer a security breach, SIRIUS XM may be required to expend significant resources to address these problems, including notification under various federal and state data privacy regulations, and SIRIUS XM’s reputation and operating results could suffer.

Existing or future government laws and regulations could harm SIRIUS XM’s business.

SIRIUS XM is subject to many laws, including federal, state, local and foreign laws.  These laws and regulations cover issues such as user privacy, behavioral advertising, automatic renewal of agreements, pricing, fraud, electronic waste, mobile and electronic device communications, quality of products and services, taxation, advertising, intellectual property rights and information security.  The expansion of these laws, both in terms of their number and their applicability, could harm SIRIUS XM’s business.

Failure of SIRIUS XM’s satellites would significantly damage its business.

The lives of SIRIUS XM’s satellites vary depending on a number of factors, including:

•	degradation and durability of solar panels;
•	quality of construction;
•	random failure of satellite components, which could result in significant damage to or loss of a satellite;
•	amount of fuel the satellite consumes; and
•	damage or destruction as a result of electrostatic storms, terrorist attacks, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on SIRIUS XM’s in-orbit satellites have failed; and from time to time SIRIUS XM has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM cannot predict if any of these possible future events will have a material adverse effect on SIRIUS XM’s operations or the life of SIRIUS XM’s existing in-orbit satellites. Any material failure of SIRIUS XM’s satellites could cause SIRIUS XM to lose customers and could materially harm its reputation and its operating results. SIRIUS XM holds no in-orbit insurance for its satellites.  Additional information regarding SIRIUS XM’s fleet of satellites is contained in the section entitled “Item 1. Business – SIRIUS XM – Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.

In addition, SIRIUS XM’s Sirius network of terrestrial repeaters communicates with a single third-party satellite. SIRIUS XM’s network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

Interruption or failure of SIRIUS XM’s information technology and communications systems could negatively impact SIRIUS XM’s results and SIRIUS XM’s brand.

SIRIUS XM operates a complex and growing business.  SIRIUS XM offers a wide variety of subscription packages at different price points.  SIRIUS XM’s business is dependent on the operation and availability of its information technology and communication systems and those of certain third party service providers.  Any degradation in the quality, or any failure, of SIRIUS XM’s systems could reduce SIRIUS XM’s revenue, cause SIRIUS XM to lose customers and damage SIRIUS XM’s brand.  Although SIRIUS XM has implemented practices designed to maintain the availability of its information technology systems and mitigate the harm of any unplanned interruptions, SIRIUS XM cannot anticipate all eventualities. SIRIUS XM occasionally experiences unplanned outages or technical difficulties. SIRIUS XM could also experience loss of data or processing capabilities, which could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM’s reputation and SIRIUS XM’s operating results.

SIRIUS XM relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities.  Any interruption or failure of SIRIUS XM’s internal or external systems could prevent SIRIUS XM from servicing customers or cause data to be unintentionally disclosed.

SIRIUS XM’s data centers and SIRIUS XM’s information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm SIRIUS XM’s systems.

Rapid technological and industry changes could adversely impact SIRIUS XM’s services.

The audio entertainment industry is characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations, and evolving standards. If SIRIUS XM is unable to keep pace with these changes, SIRIUS XM’s business may not succeed. Products using new technologies, or emerging industry standards, could make SIRIUS XM’s technologies less competitive in the marketplace.

Failure of third parties to perform could adversely affect SIRIUS XM’s business.

SIRIUS XM’s business depends, in part, on various third parties, including:

•	manufacturers that build and distribute satellite radios;
•	companies that manufacture and sell integrated circuits for satellite radios;
•	programming providers and on-air talent;
•	vendors that operate SIRIUS XM’s call centers; and
•	vendors that have designed or built, and vendors that support or operate, other important elements of SIRIUS XM’s systems, including SIRIUS XM’s satellites.

If one or more of these third parties do not perform in a satisfactory or timely manner, SIRIUS XM’s business could be adversely affected. In addition, a number of third parties on which SIRIUS XM depends have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to SIRIUS XM in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to SIRIUS XM as part of seeking bankruptcy protection.

SIRIUS XM designs, establishes specifications, sources or specifies parts and components, and manages various aspects of the logistics of the production of satellite radios. As a result of these activities, SIRIUS XM may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

Failure to comply with FCC requirements could damage SIRIUS XM’s business.

SIRIUS XM holds FCC licenses and authorizations to operate commercial satellite radio services in the United States, including authorizations for satellites and terrestrial repeaters, and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although SIRIUS XM expects its licenses and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of any SIRIUS XM’s FCC licenses or authorizations must be approved in advance by the FCC.

The operation of SIRIUS XM’s satellite radio systems is subject to significant regulation by the FCC under authority granted by the Communications Act of 1934 and related federal law. SIRIUS XM is required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of SIRIUS XM’s satellite radios with those of other licensed satellite radio systems; to coordinate SIRIUS XM’s satellite radio services with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate SIRIUS XM’s communications links to its satellites with other systems that operate in the same frequency band. Noncompliance by SIRIUS XM with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that Congress will not modify the statutory framework governing SIRIUS XM’s services, or that the FCC will not modify its rules and regulations in a manner that would have a material impact on SIRIUS XM’s operations.

SIRIUS XM may from time to time modify its business plan, and these changes could adversely affect SIRIUS XM and its financial condition.

SIRIUS XM regularly evaluates its plans and strategy. These evaluations often result in changes to SIRIUS XM’s plans and strategy, some of which may be material. These changes in SIRIUS XM’s plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and investments in, and/or acquisitions of, other businesses, including acquisitions that are not directly related to SIRIUS XM’s satellite radio business.

SIRIUS XM has a significant amount of indebtedness, and SIRIUS XM’s debt contains certain covenants that restrict SIRIUS XM’s operations.

As of December 31, 2016, SIRIUS XM had an aggregate principal amount of approximately $5.9 billion of indebtedness outstanding, $390.0 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.

SIRIUS XM’s indebtedness increases its vulnerability to general adverse economic and industry conditions; requires SIRIUS XM to dedicate a portion of its cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits SIRIUS XM’s ability to borrow additional funds; and may limit SIRIUS XM’s flexibility in planning for, or reacting to, changes in SIRIUS XM’s business and the audio entertainment industry.

SIRIUS XM’s studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, hurricane, tornado, flood, terrorist attack or other catastrophic event could damage SIRIUS XM’s studios, terrestrial repeater networks or satellite uplink facilities, interrupt SIRIUS XM’s service and harm SIRIUS XM’s business.

Any damage to the satellites that transmit to SIRIUS XM’s terrestrial repeater networks would likely result in degradation of the affected service for some subscribers and could result in complete loss of service in certain or all areas.  Damage to SIRIUS XM’s satellite uplink facilities could result in a complete loss of SIRIUS XM’s services until SIRIUS XM could transfer operations to suitable back-up facilities.

SIRIUS XM’s business may be impaired by third-party intellectual property rights.

Development of SIRIUS XM’s systems has depended upon the intellectual property that SIRIUS XM has developed, as well as intellectual property licensed from third parties. If the intellectual property that SIRIUS XM has developed or use is not adequately protected, others will be permitted to and may duplicate portions of SIRIUS XM’s systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent SIRIUS XM’s intellectual property rights, patents or existing licenses or SIRIUS XM may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology SIRIUS XM has developed, and plans to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require SIRIUS XM to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm SIRIUS XM.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block or put limits on SIRIUS XM’s ability to operate SIRIUS XM’s system or license technologies. SIRIUS XM may have to resort to litigation to enforce its rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive and SIRIUS XM may not succeed in any such litigation.

Third parties may assert claims or bring suit against SIRIUS XM for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject SIRIUS XM to significant liabilities to third parties; require SIRIUS XM to seek licenses from third parties; block SIRIUS XM’s ability to operate its systems or license its technology; or otherwise adversely affect SIRIUS XM’s ability to successfully develop and market its satellite radio systems.

Risks Relating to the Formula One Group

Risks Relating to the Formula 1 Business

There could be a decline in the popularity of Formula 1, which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship.

The success of Formula 1’s business and its ability to profitably renew or enter into beneficial new commercial arrangements, including race promotion, broadcasting, advertising and sponsorship contracts, is largely dependent upon the continued popularity of the World Championship. Similarly, the sponsorship and other revenue generation of the Teams are dependent on such continued popularity and, if such revenue decreased, it may impact their ability or willingness to continue participating in the World Championship. The popularity of Formula 1, globally and in particular countries and regions, may be influenced by competition from any rival championship and other forms of motor sport or similar entertainment which challenge Formula 1’s position and reputation as the pinnacle of world motor sport, the continued participation of the leading Teams, the perceived entertainment value of the World Championship, changes in societal views on automobiles more generally and an unfavorable economic climate which may discourage fans from attending Events or make it more difficult to expand into new markets, all of which could change rapidly and cannot be predicted. See “—Rival motor sport events could be established involving existing Teams or different teams, or existing Teams may divert their resources to participate in another motor sport event, which could lead to fewer Teams and race circuits being involved in Formula 1, or a Team’s primary engagement in motor sport being in another motor sport event, either of which could diminish the competitive position of Formula 1.” Formula 1 also faces stiff competition from other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources, as well as from the availability of alternative forms of entertainment and leisure activities. Formula 1 competes for attendance, viewership and advertising with a wide range of alternatives, such as top flight soccer leagues in many of its non-U.S. markets. As a result of the large number of options available, Formula 1 faces strong competition for the attention of sports fans.

Further, a scandal which undermines the credibility of the sport, such as a race fixing scandal, or accident could also impact the popularity of Formula 1. In particular regions, the popularity of the World Championship varies depending upon the participation and performance of drivers and Teams from that region. There is no assurance that Formula 1 will be able to compete effectively with other forms of sports or entertainment or that the World Championship will maintain its popularity either globally or in any particular country or region. Any decrease in the continued popularity of the World Championship may affect Formula 1’s ability to enter into or renew race promotion, broadcasting, advertising, sponsorship or other commercial agreements which may materially adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn materially adversely impact the Formula One Group.

Termination of the 100-Year Agreements could cause Formula 1 to discontinue its operations.

The license under the 100-Year Agreements is critical to the ongoing operation of Formula 1’s business. Under the 100-Year Agreements, FIA has granted Formula 1 the exclusive commercial rights to the World Championship, including the rights to use the trademarks associated with the World Championship, until the end of 2110. See “Item 1. Business —Formula 1—Key Commercial Agreements—100-Year Agreements” for a more detailed discussion of the 100-Year Agreements.  Formula 1’s rights under these agreements can be terminated by the FIA if Formula 1 materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights), undergoes an unpermitted change of control, interferes with certain of the FIA’s rights under the 100-Year Agreements or experiences certain insolvency events. If Formula 1’s license under the 100-Year Agreements was terminated in accordance with its terms or the FIA or another person successfully challenged the validity of that license (or the 100-Year Agreements as a whole), it could cause Formula 1 to discontinue its operations, lead to the termination of substantially all of Formula 1’s commercial contracts, prevent Formula 1 from exploiting the commercial rights to the World Championship and require Formula 1 to discontinue use of the World Championship trademarks and other intellectual property rights, which would materially adversely impact the Formula One Group.

Teams may, in certain circumstances, terminate their existing commitment to participate in the World Championship until (and including) 2020 or breach their obligations and withdraw.

Formula 1’s ability to effectively stage the World Championship depends on the ongoing involvement of its participants. Pursuant to individual Team Agreements, each of the current 11 Teams have committed to participate in the World Championship until December 31, 2020, subject to earlier termination upon the occurrence of certain events. Formula 1 cannot provide assurance that any of the Teams will commit to participate in the World Championship beyond 2020, or that the FIA will renew the Current Concorde Arrangements under the 2013 Concorde Implementation Agreement beyond 2030. If any of the current Teams cease to participate in the World Championship, Formula 1 may attempt to encourage new entrants to the World Championship; however, there is no assurance Formula 1 will be able to do this. If such Teams were not replaced, it could result in fewer competitors in the World Championship as compared to recent seasons which may impact the perceived entertainment value of Events. In addition, any negotiation for an extension to the term of the Team Agreements or the Concorde Arrangements could result in less favorable terms to Formula 1.

Even if a Team has committed to participate in the World Championship it may be able to exercise termination rights under its Team Agreement in certain circumstances and withdraw. For additional information regarding the agreements with the Teams, see “Item 1. Business — Formula 1—Key Commercial Agreements—Team Agreements.” It is also possible that Teams could form a rival motor sport series.

A lesser number of teams may reduce the popularity of Formula 1 which may affect its ability to enter into or renew race promotion, broadcasting, advertising, sponsorship or other commercial agreements, which may materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn may materially adversely impact the Formula One Group.

The FIA may take actions which are not in Formula 1’s interest.

The FIA is the governing body of the World Championship and a party to the 100-Year Agreements and the 2013 Concorde Implementation Agreement. In its capacity as the governing body of the World Championship, the FIA must place safety and other sporting concerns over Formula 1’s commercial interests. As a result, the FIA may take actions with respect to safety and sporting standards and regulations which conflict with Formula 1’s interests as the commercial rights holder, including by increasing the cost to Teams of participating in the World Championship, diminishing the visual and sonic spectacle of Events, imposing fines on or excluding Teams, cancelling or delaying an Event, withholding approval for the staging of an Event, a new circuit or Formula 1’s proposed season calendar or establishing regulations without the support of the Teams. As a party to the 100-Year Agreements and the 2013 Concorde Implementation Agreement, the FIA has certain rights and limitations and the exercise or purported exercise of the FIA’s rights thereunder may conflict with Formula 1’s interests. Any actions taken by the FIA which conflict with Formula 1’s interests may adversely impact Formula 1’s operations and revenue, and in turn may materially adversely impact the Formula One Group.

Formula 1 may be subject to enforcement actions under competition laws.

As further described in “Item 1.Business —Regulatory Matters—Competition Laws and Formula 1,” following an investigation by the EC in 1999 in relation to Formula 1’s compliance with competition laws, Formula 1 modified certain of its business practices and changed the terms of a number of Formula 1’s commercial contracts. Following these modifications and changes, the EC issued two comfort letters to Formula 1 in October 2001 stating that Formula 1 was no longer under investigation. Comfort letters are not binding on the EC and if it believes there has been a material change in circumstances, it could take further enforcement action. The EC issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing its comfort letters and that it had ended its monitoring of Formula 1’s compliance. In adopting practices and concluding commercial contracts (including as to contracts with broadcasters (and the manner in which these rights are offered), contracts with Teams and contracts with promoters), Formula 1 takes into account the modified practices that formed the basis of the EC’s comfort letters.

Formula 1 is also required to comply with general European Union and national competition laws, which require Formula 1 at all times to ensure its business practices and agreements are consistent with the operation of competitive markets. Failure to comply with the relevant practices, terms, laws and rules can give rise to challenges by the EC, national competition regulators and other interested parties. In addition, they could cause or deem certain of Formula 1’s commercial contracts (including the Team Agreements) to be unenforceable in whole or in part and/or require various terms (including duration, scope and exclusivity) to be modified, and/or Formula 1 could be liable for damages or other sanctions.

Formula 1 has sought to adopt practices and conclude commercial contracts that take into account competition law as it applies to the specific nature of Formula 1’s sporting and entertainment businesses, Formula 1’s role within those businesses and the roles of the counterparties to Formula 1’s commercial contracts. However given the uncertainty of the law in this area, and the possibility of third parties instigating action, there is a risk of further EC investigations, challenges or proceedings against Formula 1. For example, two Teams made a complaint against Formula 1 to the EC in September 2015 regarding the distribution of the Prize Fund and current sporting governance arrangements (though Formula 1 rejects the complaint as being without merit and believes it is in any event, a commercial dispute and not one that involves any breach of competition law). For the reasons set out above, no assurance can be given that there will be no further EC investigation, challenge or proceeding.

Any of the foregoing could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, which in turn could materially adversely impact the Formula One Group.

Formula 1 may be unable to renew or replace on favorable terms one or more of Formula 1’s race promotion, broadcasting or advertising and sponsorship contracts.

Formula 1’s race promotion, broadcasting and advertising and sponsorship contracts typically have terms of five to seven years, three to five years and three to five years, respectively, but may on occasion be of longer duration. When these contracts expire, Formula 1 may not be able to renew or replace them with contracts on similar terms or at all. Formula 1’s ability to renew or replace its contracts on similar terms, or at all, is dependent on a number of factors which Formula 1 may not be able to control or predict including the popularity of Formula 1, the value of live sports rights generally, relevant regulations, economic conditions in the relevant countries and the spending capacity and priorities of Formula 1’s counterparties. Additionally, many of Formula 1’s race promotion and broadcasting contracts are directly or indirectly with, or guaranteed by, governmental bodies or agencies and a change in their spending capacity or priorities could impact Formula 1’s negotiations with them. A failure to renew or replace Formula 1’s existing contracts on similar or improved terms could result in, among other things, the payments Formula 1 receives decreasing, the term of the contracts being shortened, termination rights being granted to Formula 1’s counterparties and other contractual terms and conditions being introduced which could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn could materially adversely impact the Formula One Group.

Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.

Future payments under Formula 1’s core commercial contracts, including Formula 1’s race promotion, broadcasting and advertising and sponsorship contracts are typically made periodically over the course of several years. Formula 1’s ability to generate cash flow is heavily dependent on collecting amounts owed to it under these contracts. A change in the credit quality of one or more of Formula 1’s counterparties over the term of their contract with Formula 1 may increase the risk of non-payment. Certain of Formula 1’s counterparties are directly or indirectly governments or agencies thereof, some of which have recently experienced a deterioration in their credit quality. Formula 1 may also generally experience difficulties or be unable to recover payments owed to it by governments or agencies thereof because of their sovereign or semi-sovereign status. Additionally, an appreciation of the US dollar against the functional currencies of Formula 1’s counterparties increases the risk of non-payment. See “—Fluctuations in the value of the US dollar against the functional currencies of Formula 1’s business and Formula 1’s counterparties’ business could adversely affect Formula 1’s profitability and the Formula One Group.” The failure of one or more of Formula 1’s counterparties to pay outstanding amounts owed to it could have a material adverse effect on Formula 1’s cash flows and results of operation, and in turn could materially adversely impact the Formula One Group.

Potential challenges by tax authorities in the jurisdictions in which Formula 1 operates could adversely affect Formula 1’s financial results and position and in turn, the Formula One Group.

Formula 1’s taxes are based upon the applicable tax laws and tax rates in effect in the jurisdictions in which it operates and upon the nature of Formula 1’s business arrangements and activities with and in such jurisdictions. When computing its tax obligations in these jurisdictions, Formula 1 endeavors to apply national and international tax rules consistently and in accordance with generally accepted interpretations and practice. However, such rules, and their application to Formula 1’s business, may not be entirely clear in all cases and may be interpreted differently by the applicable tax authorities. There can be no assurance that, upon review of Formula 1’s positions, the applicable tax authorities will agree with such positions. If a tax authority successfully challenges Formula 1’s positions with respect to its business arrangements, intercompany pricing policies, or the taxable presence of subsidiaries in certain jurisdictions, or if Formula 1 loses a material tax dispute in any jurisdiction, then Formula 1 may be exposed to additional tax liabilities and penalties, which may adversely affect its financial condition, results of operations and prospects, and in turn may materially adversely impact the Formula One Group.

Changes in tax laws could adversely affect Formula 1 and the Formula One Group.

Formula 1 operates in various jurisdictions and is subject to changes in applicable tax laws, treaties, or regulations in those jurisdictions. A material change in the tax laws, treaties, or regulations, or their interpretation, of any jurisdiction with which Formula 1 does business, or in which Formula 1 has significant operations, could adversely affect Formula 1. For example, the U.K. government announced in early 2016 that it intends to further limit the tax relief for interest expense available to U.K. companies, effective April 1, 2017. The U.K. government published detailed consultation documents regarding these proposed changes in 2016, and on January 26, 2017, published draft legislation that would give effect to this proposal, if enacted. Depending on the final form of the legislation, the new rules could reduce significantly the amount of Formula 1’s interest expense that qualifies as tax deductible. These changes could adversely affect Formula 1’s financial results and position.

In addition, the Organization for Economic Co-Operation and Development (the “OECD”) published in July 2013 an action plan on base erosion and profit shifting (“BEPS”) that seeks to reform the taxation of multinational companies. In October 2015, the OECD released final reports on the focus areas in its action plan on BEPS. These final reports recommend changes to domestic laws, the OECD model tax convention, and the OECD transfer pricing guidelines. In addition, they propose to accelerate the incorporation of recommended income tax treaty changes into existing bilateral treaties through a multilateral convention to be entered into by interested countries. Although any recommendations made by the OECD are not themselves changes in tax law, those recommendations may result in changes in tax law, including countries taking unilateral action that may be uncoordinated, create double taxation, and increase controversy, which could adversely affect Formula 1 and the Formula One Group.

Formula 1 may face difficulties expanding into new markets, including as a result of being unable to attract race promoters for new Events.

Formula 1 has recently staged Events in a number of new markets and intends to explore further opportunities for expansion. Attracting the relevant race promoters to the World Championship in these markets on terms that are attractive to Formula 1 will be largely dependent on the popularity of the Formula 1 brand in these markets and Formula 1’s perceived ability to deliver the benefits that race promoters desire, such as publicity for the host city/region, economic impact or tourism. See “—There could be a decline in the popularity of Formula 1 which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship.” Additionally, Formula 1 may have difficulties entering into agreements with race promoters that have the necessary resources and experience to obtain all the necessary FIA, governmental and sporting approvals and successfully stage an Event. Events in new markets also require significant investments in circuit infrastructure and other administrative costs by Formula 1’s race promoters which may not be recouped and may generate fees below those received from Formula 1’s Events staged in more developed markets.

In addition, under the Team Agreements, the consent of a majority of certain Teams is required if there are more than 20 Events in a season or more than 17 Events are held in a season and the number of Events that are held outside Europe, the U.S. or Canada exceeds 60% or more of the total number of Events in that season. See “Item 1. Business — Formula 1—Key Commercial Agreements—Team Agreements.” Also, under the 100-Year Agreements as amended by the 2013 Concorde Implementation Agreement, Formula 1 must obtain the FIA’s approval to stage more than 25 Events (or beginning in 2031, more than 17 Events unless the FIA and Formula 1 make a new agreement on this point), and there is no assurance such approval will be obtained.

Formula 1’s business is subject to laws and regulations including with respect to advertising, broadcasting and the environment, and changes in and judicial interpretations of such laws and regulations could have a material adverse effect on Formula 1 and the Formula One Group.

Formula 1’s business is subject to laws and regulations including advertising, broadcasting, environmental and health and safety laws and regulations. Such regimes are subject to periodic governmental review, legislative initiatives and judicial interpretations, any of which could adversely affect Formula 1’s business and its profitability. A substantial part of Formula 1’s, broadcasters’ and the Teams’ revenue come from advertising or sponsorship contracts. If new restrictions or bans on advertising specific products or services which are advertised in Formula 1 are introduced, it may reduce Formula 1’s advertising and sponsorship revenue or advertising revenue of Formula 1’s broadcasters and the Teams which in turn may reduce the value of Formula 1’s broadcasting contracts and impact the Teams’ desire to continue participating in Formula 1. For example, advertising of alcohol is restricted in certain countries where Events are held, such as Malaysia. Advertising laws could also be introduced which prevent the broadcast of images which include a restricted brand, thereby preventing Formula 1 from licensing the television rights in an affected country. Additionally, as Formula 1 expands into new markets, local customs, practices and cultural sensitivities may require Formula 1 and the Teams to restrict advertising certain products even if not required by law. Broadcasting laws could be introduced which require that Events be broadcast only on free-to-air television which would prevent Formula 1 from entering into pay television contracts in the relevant jurisdiction. Additionally, judicial decisions or other governmental action could interfere with the manner in which Formula 1 exploits its broadcasting rights, including in relation to Formula 1’s segmentation of such rights among different geographic regions. Environmental laws could also be introduced which place limits on engine design and Event activities. Motor sport has also been banned in certain countries. For example, Switzerland banned motor sport from 1955 to 2007 following an accident at the 24 Hours of Le Mans that killed spectators and a driver. A ban on motor sport in any country where Formula 1 holds an Event could result in a reduction in Formula 1’s revenue and as a consequence, may materially and adversely affect Formula 1’s business, financial condition and prospects, which in turn may materially adversely impact the Formula One Group.

Events beyond Formula 1’s control may cause one or more events to be cancelled or postponed or prevent Formula 1 from providing an international television feed, each of which could result in the loss of revenue under Formula 1’s commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, cancellation of large-scale public events by a competent authority due to a security or terrorism risk or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. The most recent cancellation was the Bahrain Grand Prix in 2011 which was cancelled due to civil unrest. If the cancellation of an Event is due to a force majeure event (such as the outbreak of war or civil unrest) that occurs prior to the scheduled commencement of scrutineering and sporting checks (which typically takes place on the Thursday immediately prior to the race or Wednesday in the case of the Grand Prix de Monaco), the race promoter is not required to pay Formula 1 the race promotion fee for that Event. Typically, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than 15 Events in a season for reasons other than a force majeure event. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost broadcasting revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant advertising and sponsorship contract are likely to be reduced unless the advertising and sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so.  If an Event is cancelled, Formula 1 will also be required to refund amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

Accidents during Events may cause losses that are not covered by insurance, disrupt an Event and cause Formula 1 reputational damage.

Racing accidents occur in Formula 1. The last racing accident to cause the death of a driver was in 2014 at the Japanese Grand Prix and there have also been two fatalities involving race marshals since 1994. Fatal accidents, particularly if they involve public spectators, could damage the reputation of Formula 1 and decrease its popularity, any of which could have a material adverse effect on Formula 1. Accidents can also result in the cancellation of a practice or qualifying session or a race. Additionally, persons harmed in any accident could seek compensation from Formula 1. Formula 1 and its promoters purchase insurance coverage for each Event. However, there can be no assurance that such insurance policies will provide adequate coverage at all times and in all circumstances. If Formula 1 is held liable for damages beyond the scope of the insurance coverage available to Formula 1 (including the insurance contract procured by the race promoter to include coverage for Formula 1), Formula 1’s business, financial condition and results of operations could be materially and adversely affected, which in turn could materially adversely affect the Formula One Group.

Terrorist acts during Events may cause Formula 1 damage and losses that are not covered by insurance.

Formula 1 is a high profile sport with a global fan base and Events are attended by a large number of spectators. An Event, like any other major sporting event, could be the target of an actual or threatened terrorist act, either of which could disrupt Formula 1 and lead to the cancellation of Events, increase security requirements and result in a decline of spectator attendance at Events. Additionally, persons harmed in any terrorist act may attempt to seek compensation from Formula 1. The general risk of a terror attack has increased recently in a number of the countries in which Events are held. Formula 1 purchases annual insurance policies covering all Events, and individual race promoters purchase insurance coverage for their own Events under which Formula 1 is also covered, which provide coverage for third party liability covering personal injury, equipment and property damage. However, there can be no assurance that this insurance will be adequate at all times and in all circumstances. Terrorism is expressly excluded from the public liability coverage arranged by the race promoters, although Formula 1’s own insurance policies cover both its broadcast and Event systems equipment and its employer and public liabilities exposures for terrorism risks. If Formula 1 is held liable for damages beyond the scope of the insurance coverage (its own and that arranged by the race promoter) and/or is unable to obtain indemnification from the relevant insurer(s), Formula 1’s business, financial condition and results of operations could be materially and adversely affected, which in turn could materially adversely affect the Formula One Group.

Rival motor sport events could be established involving existing Teams or different teams, or existing Teams may divert their resources to participate in another motor sport event, which could lead to fewer Teams and race circuits being involved in Formula 1, or a Team’s primary engagement in motor sport being in another motor sport event, either of which could diminish the competitive position of Formula 1.

In the future, it is possible that a rival motor racing series similar to Formula 1 could be established, involving existing Teams and/or different teams or an existing motor sport event could become more popular and become a rival series to Formula 1. Such a rival series could lead to fewer Teams and race circuits in Formula 1, reduce the budget that a Team is willing to spend on its participation in Formula 1, or diminish the competitive position of Formula 1 and have a material adverse effect on Formula 1’s results of operations and business and the Formula One Group. In addition, certain of Formula 1’s commercial contracts could be terminated if Formula 1 ceased to be the premier motor racing series for open wheel single-seater cars. Pursuant to individual Team Agreements, each of the 11 Teams have committed to participate in the World Championship until December 31, 2020. If a rival motor racing series is established (or if an existing series develops into a rival series), this may reduce the popularity of Formula 1 leading to a decline in the value of Formula 1’s commercial contracts which may materially adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn may materially adversely affect the Formula One Group. See “—There could be a decline in the popularity of Formula 1 which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship” and “—Teams may, in certain circumstances, terminate their existing commitment to participate in the World Championship until (and including) 2020 or breach their obligations and withdraw.”

Changes in consumer viewing habits and the emergence of new content distribution platforms could adversely affect Formula 1’s business and the Formula One Group.

The manner in which consumers view televised sporting events is changing rapidly with the emergence of alternative distribution platforms. Digital cable, internet and wireless content providers are continuing to improve technologies, content offerings, user interface, and business models that allow consumers to access video-on-demand or internet-based tools with interactive capabilities including start, stop and rewind. Formula 1’s exclusive commercial rights place no limits on the platforms on which it can operate, including online. However, such developments may impact the profitability or effectiveness of Formula 1’s existing licensing practices and there is no guarantee that Formula 1 will be successful in adapting its licensing practices and/or media platform as consumer viewing habits change. If Formula 1 is unsuccessful in adapting its licensing practices and/or media platform as consumer viewing habits change, Formula 1’s viewership levels (whether on traditional or new platforms) may decrease and/or its licensing practices may become less profitable leading to the possibility of a reduction in the value of its broadcasting and advertising and sponsorship contracts. Any reduction in the value of Formula 1’s commercial rights and/or contracts may materially and adversely affect its revenue, business, financial condition, results of operations and prospects, which in turn may materially adversely affect the Formula One Group. While Formula 1’s monetization of its television rights has increased in recent years, there can be no assurance that such increases will continue or that Formula 1’s level of such monetization will be comparable to that of other sporting events.

If confidential information regarding Formula 1’s business arrangements is disclosed or leaked, it could affect Formula 1’s relationships with counterparties and/or Teams and result in less favorable commercial contracts and adversely affect Formula 1’s business and the Formula One Group.

The success of Formula 1’s business depends on maintaining good relationships with Formula 1’s counterparties (including race promoters, broadcasters, advertisers and sponsors) and the Teams and entering into race promotion, broadcasting, advertising and sponsorship and other commercial contracts on favorable terms. If confidential information regarding Formula 1’s business arrangements with its counterparties and/or the Teams were to be disclosed or leaked, it could harm Formula 1’s relationships with those parties and result in less favorable terms in its commercial contracts, including with respect to pricing and adversely affect its business, results of operation, financial condition and prospects, which in turn could materially adversely affect the Formula One Group.

Formula 1 depends on trademarks, copyrights and intellectual property.

Formula 1 relies on certain trademarks, copyrights and other intellectual property to protect its rights, including its brands, logos and television footage. The existence of complex factual and legal issues may give rise to uncertainty as to the validity or subsistence, scope and enforceability of a particular trademark, copyright or other intellectual property or contractual right in a particular jurisdiction. While historically Formula 1 has been widely transmitted by free-to-air television which reduced its attractiveness as a target for piracy and other infringement, Formula 1 is increasingly transmitted by pay TV operators that are greater targets for piracy. In any event, Formula 1’s intellectual property, and in particular the Formula 1 brand (including the F1 logo) and television footage are potential targets for counterfeiting, piracy and other infringement. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital pirating and distribution of televised sporting events easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. If Formula 1 is unsuccessful in preventing widespread piracy and illegal live streaming of Events in the future, these activities could result in lost revenue and a reduction in the value of Formula 1’s broadcasting rights which may materially and adversely affect Formula 1’s business, results of operation, financial condition and prospects, and in turn may materially adversely affect the Formula One Group.

The terms of Formula 1’s indebtedness may limit its financial and operating flexibility.

Covenants contained in the agreements governing Formula 1’s credit facilities will restrict the ability of its subsidiaries to, among other things:

•	incur or guarantee additional indebtedness or be a creditor in respect of financial indebtedness;
•	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
•	make any payment in respect, or on account of, indebtedness owing to Delta Topco;
•	in certain circumstances, make any payment or distribution to another of Formula 1’s subsidiaries in respect, or on account of, intra-group debt;
•	issue or sell capital stock;
•	acquire assets or make investments;
•	sell assets (including capital stock of subsidiaries);
•	create liens;
•	enter into sale and leaseback or finance lease transactions;
•	acquire an interest in or invest in any joint venture;
•	enter into transactions with shareholders or affiliates except on arm’s length terms for full market value, including in relation to the provision of goods or services;
•

enter into any contractual or similar restriction which restricts their ability to pay dividends or other distributions, make loan repayments or loan interest payments or make loans including restrictions that restrict them from paying dividends to Delta Topco;

•	effect a consolidation or merger;
•	amend material commercial contracts; and
•	enter into derivative transactions in respect of exposures which are unconnected to Formula 1’s credit facilities.

In addition, those covenants restrict certain holding companies in Formula 1 from trading, carrying on business, owning assets or incurring liabilities.

Formula 1 may also be required to repay its credit facilities upon the occurrence of certain events and Formula 1 cannot give any assurance that it will be able to finance such a repayment. Failure to comply with an obligation to repay the credit facilities would result in an event of default which could have a material adverse effect on Formula 1 and the Formula One Group.

These restrictive covenants could limit Formula 1’s ability to pursue Formula 1’s growth plans, restrict Formula 1’s flexibility in planning for, or reacting to, changes in Formula 1’s business and industry and increase Formula 1’s vulnerability to adverse economic and industry conditions. Formula 1 may enter into additional financing arrangements in the future, which could further restrict Formula 1’s flexibility.

Fluctuations in the value of the US dollar against the functional currencies of Formula 1’s business and Formula 1’s counterparties’ business could adversely affect Formula 1’s profitability and the Formula One Group.

In 2016, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 uses derivatives to hedge its exposure to foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 (as well as Liberty’s strategic vision for it) is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. The Chairman Emeritus of Formula 1, Bernie Ecclestone, who previously served as the chief executive officer of Formula 1, was the original owner of Formula 1 and was personally responsible for the commercialization of Formula 1 during the 1980s. In addition, the Chief Financial Officer, Duncan Llowarch, and the General Counsel, Sacha Woodward Hill, have 20 years and 21 years of experience in Formula 1, respectively. The success of the business prior to Liberty’s acquisition of Formula 1 (the “Formula 1 Acquisition”) has depended to a significant extent on Mr. Ecclestone, who is currently 86 years old and has been responsible for the growth and strategic development of Formula 1. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operation, which in turn could materially adversely impact the Formula One Group.  In addition, Liberty has recently taken steps to hire new members of management for the Formula 1 team as it begins to integrate the Formula 1 business. The recently appointed Chairman and Chief Executive Officer Chase Carey has a wealth of experience over many decades in the media sector. Ross Brawn and Sean Bratches have recently joined the Formula 1 management team as Managing Directors of Motor Sports and Commercial Operations, respectively, and bring to Formula 1 tremendous experience in their respective fields. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, Liberty may be unable to recognize the anticipated benefits of the acquisition of Formula 1.

Liberty may fail to realize the potential benefits of the Formula 1 Acquisition in a timely manner or at all.

Liberty believes there are significant benefits that may be realized by acquiring the Formula 1 business and leveraging Liberty's expertise in live events and digital monetization. However, the efforts to realize these benefits will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. If the management teams of Liberty and Formula 1 are unable to minimize the potential disruption to their respective businesses and operations during this period, Liberty may not fully realize the anticipated benefits of the acquisition of Formula 1. Realizing the benefits of the acquisition may depend in part on the efficient coordination and alignment of various functions. Liberty may encounter difficulties, costs and delays as a result of the acquisition, including the following, any of which could harm Formula 1’s results of operations, businesses, financial condition, and in turn the Formula One Group:

•	conflicts between business cultures;
•	difficulties and delays in the coordination and alignment of business relationships and other functions of Liberty and Formula 1;
•	the diversion of management’s attention from the normal daily operations of its business;
•	complexities associated with leveraging Liberty’s live events and digital monetization expertise while supporting different business models;
•	potential conflicts with Formula 1 counterparties;
•	loss of key employees and disruptions among employees at Formula 1 that may result in the loss of valuable experience and capabilities and erode employee morale;
•	potential disruption to the Formula 1 business caused by the departure of personnel; and

•	failure to achieve anticipated levels of revenue, profitability or productivity for the Formula 1 business.

Failure to implement, or problems with implementing, the post-acquisition strategy for Formula 1 may also adversely affect the trading price of the Liberty Formula One common stock (including Series C Liberty Formula One common stock (“FWONK”)).

Liberty may be unable to cause Formula 1 to take certain corporate actions.

A portion of the consideration paid by Liberty for the acquisition of Formula 1 was financed by $351 million of Exchangeable Notes.  The Exchangeable Notes, which will mature 30 months after the date of the Second Closing, will be exchangeable by the holders at any time for shares of FWONK or, at Delta Topco’s option, cash.  Under the Exchangeable Notes, the holder which, together with its affiliates, holds the greatest principal amount of Exchangeable Notes has veto rights over certain actions proposed to be taken by Formula 1, including the termination of certain key executives, material business transactions, a change in control of Formula 1, issuances of securities and amendments to or terminations of certain material business contracts. These veto rights will expire upon the earlier of the maturity date of the Exchangeable Notes and the date the outstanding principal amount of the Exchangeable Notes is less than 30% of the outstanding principal amount issued at the Second Closing.  Until the veto rights expire, Liberty may be unable to cause Formula 1 to take certain corporate actions that Liberty believes would be in the best interests of the Formula One Group.

One or more representatives of the Selling Stockholders may be able to exercise significant influence over Liberty corporate transactions and other matters as a result of Liberty’s agreement to appoint a nominee designated by the Selling Stockholders to its board of directors and to provide certain shareholder protections to the Selling Stockholders under the shareholders agreement.

At the Second Closing, Liberty and the selling stockholders (the “Selling Stockholders”) entered into the shareholders agreement.  Pursuant to the shareholders agreement, Liberty has agreed to increase the number of members constituting its board of directors from nine to ten and to appoint a nominee of the Selling Stockholders to serve on the board of directors of Liberty (subject to certain exceptions) for a term of 30 months following the Second Closing. This director, along with two of Liberty’s independent directors, will serve on a new committee of the board of directors of Liberty that will review and approve certain actions by Liberty relating to or affecting the Formula One Group. Additionally, the shareholders agreement grants one or more representatives of the Selling Stockholders veto rights, during the restriction period (as defined below), over certain actions proposed to be taken by Liberty, including, with certain exceptions, the creation of other classes of stock intended to track the economic performance of Formula 1 and the issuance of any equity interest relating to any series of Liberty Formula One common stock. The “restriction period” lasts from the Second Closing until the first to occur of (A) the date on which the number of shares of Series C Liberty Formula One common stock collectively owned by the Selling Stockholders (plus the shares that may be issued upon the exchange of any Exchangeable Notes outstanding) is less than 42,333,020 shares and (B) the date that is 30 months from the date of the Second Closing.

The shareholders agreement further provides that Liberty will not combine its Formula One Group with another Liberty tracking stock group during the restriction period unless there is a change in tax law or related guidance or interpretation which is reasonably likely to result in unfavorable tax treatment to Liberty or its stockholders. As a result of these rights under the shareholders agreement, the representative(s) of the Selling Stockholders, who may have interests different from those of other stockholders of Liberty, will be able to exercise significant influence over certain matters relating to the governance of Liberty during the restriction period, including in certain circumstances the approval of significant corporate actions such as business combination transactions and issuances of certain securities.

The Teams have certain governance rights under the Current Concorde Arrangements and the organizational documents of Delta Topco that may limit or, at a minimum, influence actions that Liberty may seek to cause Formula 1 to take.

The Teams are entitled to certain consent rights under the Current Concorde Arrangements (a series of governance and regulatory agreements among the stakeholders in Formula 1), including in relation to the number of Events in a season exceeding 20 (or 17 if the number of Events that are held outside Europe, the US or Canada exceeds 60% or more of the total number of Events in that season) and the introduction of new sporting and technical regulations applying to the World

Championship. Also, under the Current Concorde Arrangements, the Longest Standing Team (as defined below) has a consent right over certain nominees for appointment as a new chief executive of Formula 1 and certain rights with respect to the termination of the current chief executive of Formula 1. Further, the team agreements with McLaren and Mercedes grant the corporate parent of each of those Teams (McLaren Group Limited and Daimler AG, respectively) the right to appoint a director of Delta Topco until December 31, 2020 or the termination of the relevant Team Agreement, if earlier, and Ferrari has an equivalent right, pursuant to a provision contained in all of the Team Agreements granting that right to the Longest Standing Team that has competed in the World Championship for the greatest number of seasons since 1950 (the “Longest Standing Team”) (each such director, a “Team Director”). The right with respect to the Longest Standing Team is also reflected in the organizational documents of Delta Topco. The Longest Standing Team's Team Director has the right to sit on the audit and ethics and nomination committees of Delta Topco and any standing or ad hoc committees of Delta Topco established to monitor the strategic development of Formula 1’s business. The Longest Standing Team's Team Director also has influence in relation to the removal or appointment of Formula 1’s chief executive, by virtue of being a member of the nomination committee of Delta Topco. The interests or opinions of the Teams with regard to certain actions proposed to be taken by Formula 1 may differ from those of Liberty. In such event, the Teams may be able to block these actions or, at a minimum, cause their interests or opinions to be considered by the Delta Topco board of directors.

Sales (or anticipated sales) of shares of FWONK issued in connection with the Formula 1 Acquisition may negatively affect the trading price of shares of FWONK.

In connection with the Formula 1 Acquisition, Liberty issued approximately 137 million shares of FWONK in the aggregate to the Selling Stockholders at the Second Closing, the third party investors that agreed to acquire shares that would otherwise have been issued to the Selling Stockholders pursuant to the Investment Agreements and into treasury in connection with the proposed Team placements.  Further, Delta Topco issued $351 million in Exchangeable Notes to the Selling Stockholders at the Second Closing.  The Exchangeable Notes, which will mature 30 months after the date of the Second Closing, will be exchangeable by the holders at any time for shares of FWONK or, at Delta Topco’s option, cash.  The shares of FWONK issued in connection with the Formula 1 Acquisition and issuable upon exchange of the Exchangeable Notes represent approximately 64.5% of the pro forma outstanding equity interest in the Formula One Group (based on the number of outstanding shares of Liberty Formula One common stock (of all three series) on December 31, 2016), or an estimated 152.5 million additional shares of FWONK.

Pursuant to the shareholders agreement that Liberty entered into with the Selling Stockholders at the Second Closing, Liberty filed a shelf registration statement on Form S-3 following the Second Closing.  The shelf registration statement registered the secondary offer and sale of (i) shares of FWONK issued to the Selling Stockholders at the Second Closing and (ii) the maximum number of shares issuable to the Selling Stockholders upon exchange of the Exchangeable Notes.  Further, Liberty has agreed to cooperate with the Selling Stockholders in connection with efforts to sell their shares of FWONK in post-closing underwritten offerings under certain circumstances. Liberty has also agreed to provide registration rights to the third party investors and to cooperate with them in connection with post-closing underwritten offerings under certain circumstances. The shares of FWONK issued to the Selling Stockholders and third party investors will generally be eligible for resale upon the expiration of applicable lock-up periods. The Selling Stockholders will be generally restricted from selling shares of FWONK during the first six months following the Second Closing, with the exception of a single underwritten offering in an aggregate offering amount not to exceed $775 million at an offering price of no less than $25.00 per share.  However, a limited number of management Selling Stockholders were granted an exception to their lock-up restrictions to enable them to sell a number of shares that would allow them to cover their tax liabilities relating to the non-cash consideration received by them at the Second Closing. This sale was completed on January 30, 2017 pursuant to a previously filed registration statement, and these management Selling Stockholders are now subject to the same lock-up arrangements as the other Selling Stockholders. The third party investors will generally be restricted from selling shares of FWONK during the first six months following the Second Closing or, if earlier, until the fourth week following any underwritten offering by the Selling Stockholders (other than the block trade previously completed by the management Selling Stockholders). The trading price of shares of FWONK (and any other series of Liberty Formula One common stock) could decline as a result of sales of a large number of shares of FWONK in the public market after the Second Closing, or from the perception that these sales might occur.

Furthermore, sales of a substantial number of shares of Liberty Formula One common stock in the public markets, or the perception that these sales might occur, could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. See “—Risks Relating to Ownership of our Common Stock due to Our Tracking Stock Capitalization—Transactions in Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock by our insiders could depress the market price of those stocks.”

Other Risks Relating to the Formula One Group

We do not have the right to manage our business affiliate, Live Nation, which means we are not able to cause it to operate in a manner that is favorable to us.

We do not have the right to manage the businesses or affairs of our business affiliate Live Nation, which is attributed to the Formula One Group. Rather, our rights take the form of representation on the board of directors and board committees. Although our board representation rights may enable us to exercise influence over the management or policies of Live Nation, they will not enable us to cause Live Nation to take any actions we believe are favorable to us (such as paying dividends or distributions).

Our equity method investment in Live Nation may have a material impact on net earnings of Liberty and the Formula One Group.

We have a significant investment in Live Nation that is attributed to the Formula One Group, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) from continuing operations before income taxes. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings and those attributed to the Formula One Group. Notwithstanding the impact on our net earnings and those attributed to the Formula One Group, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and subject to market risk that is not directly reflected in our statement of operations.

The business of Live Nation is subject to a number of risks and uncertainties, including many of which are similar to those above with respect to the Liberty Sirius XM Group, such as:

•	“Failure of third parties to perform could adversely affect SIRIUS XM’s business;”
•	“SIRIUS XM faces substantial competition and that competition is likely to increase over time;”
•

“If SIRIUS XM fails to protect the security of personal information about its customers, SIRIUS XM could be subject to costly government enforcement actions and private litigation and its reputation could suffer;”

•	“Interruption or failure of SIRIUS XM’s information technology and communications systems could negatively impact SIRIUS XM’s results and SIRIUS XM’s brand;”
•	“SIRIUS XM’s business may be impaired by third-party intellectual property rights;” and
•	“Existing or future government laws and regulations could harm SIRIUS XM’s business,” including as to the international jurisdictions in which Live Nation operates.

Risks Relating to the Braves Group

The financial success of the Braves Group will depend, in large part, on the Major League Baseball club, the Braves, achieving on-field success.

The financial results of the Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes in the 1990s and early 2000s generated significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, during the 15 seasons between 1991 and 2005, success in the regular season permitted participation in MLB’s postseason 14 times, which provided the franchise with additional revenue and income. While the Braves have made the MLB playoffs during two of the past five seasons, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Braves Group.

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

A significant portion of the financial results of the Braves Group will be dependent upon the on-field success of the Braves and injuries to players pose risk. An injury sustained by a key player, or an injury occurring at a key point in the season, could negatively impact the team’s performance and decrease the likelihood of postseason play. An injury sustained by a popular player could negatively impact fan enthusiasm, which could negatively impact ticket sales, and other sources of revenue. Furthermore, after the start of each season, all MLB players under contract are generally entitled to all of their contract salary for the season, even after sustaining an injury. Having to compensate a player who is unable to perform for a substantial period of the season, as well as the replacement for the injured player, could create a significant financial burden for the Braves. The Braves have obtained disability insurance for their players signed to multiyear contracts to partially mitigate these risks, but there can be no assurance that such insurance will compensate for all or substantially all of the costs associated with player injuries and such insurance would not serve to mitigate any potential negative impact on the team’s performance and revenue.

Focus on team performance, and decisions by MLB may negatively impact financial results in the short-term.

Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term revenue for the sake of immediate on-field success.  For example, in order to improve the short-term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of the Liberty Braves common stock.  Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenue.  Braves Holdings must also comply with the rules and decisions of BOC, which has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of the Braves Group.

The organizational structure of MLB and its rules and regulations impose substantial restrictions on the operations of Braves Holdings and its subsidiaries.

As a condition to maintaining its MLB franchise, each MLB club must comply with MLB Rules and Regulations.  For example, each MLB club is subject to the Major League Constitution, the Major League Rules and the CBA.  In addition, each club is required to appoint one “Control Person” who is acceptable to MLB and the other clubs and who has significant authority over club operations and the club’s interaction with MLB.  Pursuant to the MLB Rules and Regulations, an MLB club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with the other MLB clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. For example, the Braves were not in compliance with the rule governing the amount of debt that is permitted to be issued by an MLB club in 2015 and 2016 and are now subject to certain remedial measures, including the repayment of outstanding indebtedness. However, the Braves project to be compliance with this rule in 2017. Similarly, the vote of 75% of the MLB clubs is required for the approval of the sale of any MLB club or relocation of a franchise to another city.

Braves Holdings will be required to abide by any changes to the MLB Rules and Regulations and the adoption of any new MLB Rules and Regulations, irrespective of whether such changes or new arrangements negatively impact Braves Holdings, and in turn the Braves Group, proportionately or disproportionately, as compared with the other MLB clubs. Further, the Commissioner interprets the MLB Rules and Regulations, and Braves Holdings has agreed to submit any and all disputes related to the MLB Rules and Regulations, or disputes involving another MLB club, to the Commissioner as sole arbitrator. The decisions of the Commissioner are binding and not appealable, and therefore Braves Holdings may not resort to the courts or any other means to enforce its rights or contest the application of the MLB Rules and Regulations.  No assurance can be given that any changes to the MLB Rules and Regulations, adoption of new MLB Rules and Regulations or decisions made by the Commissioner will not adversely affect the Braves Group and its financial results and have a negative impact upon the value of the Liberty Braves common stock.

The possibility of MLB expansion could create increased competition.

The most recent MLB expansion occurred in 1998. MLB continues to evaluate opportunities to expand into new markets across North America. Because revenue from national broadcasting and licensing agreements are divided equally among all MLB clubs, any such expansion could dilute the revenue realized by the Braves Group from such agreements and increase competition for talented players among MLB clubs.  Any expansion in the Southeast region of the United States, in particular, could also draw fan, consumer and viewership interest away from the Braves.

Viewership, and interest in baseball generally, may fluctuate due to factors outside of our control.

Viewership of professional baseball has increased significantly in recent years. However, MLB has gone through periods of decreased popularity in the past, and any future decline in television ratings or attendance for MLB as a whole could have an adverse effect on the Braves Group’s financial results. As sporting and entertainment trends change, fans may be drawn to other spectator sports and entertainment options, in spite of on-field success by the Braves.

Broadcasting rights, both national and local, present an important source of revenue for Braves Holdings, and decreases in this broadcasting revenue could have an adverse effect on the Braves Group’s financial results.

Braves Holdings derives revenue directly from the sale of their local broadcasting rights through individually negotiated carriage agreements. The sale of their national broadcasting rights, together with those of all other MLB teams, is organized through MLB with all such revenue running through MLB’s Central Fund and allocated consistent with the governing documents. Any decline in television ratings, popularity of the Braves specifically, or even MLB as a whole, could adversely affect the revenue that can be derived from the sale of these broadcasting rights. In addition, from time to time, litigation may arise challenging the commercial terms on which this programming is distributed.

Braves Holdings’ need for capital to fund its operations, and to finance construction and development of the Braves’ stadium and the Development Project, could negatively impact the Braves Group’s financial condition.

Braves Holdings generally funds its operating activities through cash flow from operations. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Development Project. Ultimately, Braves Holdings will bear financial responsibility for a projected $280 million in stadium construction costs and $50 million in other ballpark-related costs and equipment, as well as financial responsibility for any cost over-runs. These initiatives have historically been funded from both cash reserves and utilization of a construction loan and two credit facilities.  During September 2015, Braves Holdings entered into a $345 million term loan. During August 2016, a subsidiary of Braves Holdings entered into a $200 million senior secured note which was funded during October 2016. In connection with entering into this senior secured note, Braves Holdings partially repaid and reduced the capacity on the term loan from $345 million to $130 million. As of December 31, 2016, Braves Holdings has borrowed approximately $70 million under the term loan and the two credit facilities. In addition, Braves Holdings-affiliated entities will be responsible for approximately $490 million of the development costs of a planned mixed-use development surrounding the stadium complex, which Braves Holdings intends to fund with a mix of approximately $200 million in equity and $290 million of new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs.  As of December 31, 2016, $63 million was drawn under these facilities and approximately 464,323 Time Warner shares were pledged as collateral to these facilities.  Additionally, in August 2016, a subsidiary of Braves Holdings entered into a credit facility with an availability of $30 million to fund a portion of the entertainment venue as part of the mixed-use development. As of December 31, 2016, $5 million was drawn under this facility. These expenditures will increase the Braves Group’s costs and indebtedness in the near term, which could have a negative impact on Braves Holdings’ credit worthiness and the value of the Liberty Braves common stock.

The financial performance of the Braves Group may be materially adversely affected if it does not experience the anticipated benefits of the Development Project in the near term or at all.

The Braves Group is incurring a significant amount of capital expenditures and indebtedness in connection with the Development Project, which includes construction and development of the Development Project.  Although the Braves Group believes that the new stadium and mixed use development will result in a material increase in revenue over the short and long term, including as a result of increased game attendance and rental income from the mixed use development, no assurance can be given that attendance will increase as anticipated or that the potential benefits of the mixed-use development will be fully realized.  Further, the Braves Group may incur unexpected costs associated with the disruption of its operations in connection with the move of its entire organization and fan base (including season ticket holders) out of Turner Field.  To the extent that the anticipated benefits of the Development Project do not materialize and the Braves Group does not experience the expected increase in revenue, the Braves Group’s increased costs, including its new debt service obligations, could materially adversely affect the Braves Group’s financial results, which is likely to suppress the value of the Liberty Braves common stock.

Development activities, such as those associated with the Development Project, are subject to significant risks.

Risks associated with real estate development projects, such as the Development Project, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), changes in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive.  In addition, development activities involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters.  Any of these risks could result in substantial unanticipated delays or expenses associated with the Development Project, which could have an adverse effect on the Braves Group’s financial condition and suppress the value of the Liberty Braves common stock.

The Braves Group has no operating history managing mixed use development projects.

Management of Braves Holdings has a long history as an operator of a professional baseball franchise, but has never before managed a mixed use development project similar to the Development Project.  As with any expansion into a new business area, management of Braves Holdings may not initially have the expertise necessary to fully realize the projected benefits of the mixed use development.  This lack of relevant experience, among other things, may result in the Braves Group being unable to achieve its goals for the Development Project.  The return on the Braves Group’s significant investment in the mixed use development cannot be predicted reliably and the ability of the Braves Group to realize expected financial results relating to its management of the Development Project is subject to significant uncertainties and contingencies and may change materially in response to one or more future events.

Certain covenants included in the documents governing the indebtedness incurred in connection with the Development Project impose limitations on the liquidity of the Braves Group.

The agreements governing the indebtedness incurred, directly or indirectly, by Braves Holdings, include certain covenants that limit the ability of Braves Holdings to sell or otherwise transfer control over certain assets or equity interests of affiliated entities.  These covenants could limit the flexibility of Braves Holdings to react to changing or adverse market conditions, or developments relating to the Development Project, which could have an adverse effect on the financial condition of the Braves Group and could suppress the value of the Liberty Braves common stock.

Risks Relating to the Ownership of Our Common Stock Due to Our Tracking Stock Capitalization

Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock are common stockholders of our Company and, therefore, are subject to risks associated with an investment in our Company as a whole, even if a holder does not own shares of common stock of all of our groups.

Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows among the Liberty SiriusXM Group, the Braves Group and the Formula One Group in order to prepare the separate financial statement schedules for each of those groups, we will retain legal title to all of our assets and our tracking stock capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules.  Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock do not have any legal rights related to specific assets attributed to their associated group and, in any liquidation, holders of Liberty SiriusXM common stock, holders of Liberty Braves common stock and holders of Liberty Formula One common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

Possible market confusion may result from holders of our tracking stocks mistakenly believing that they (i) directly own stock of a company that is attributed to one of our tracking stocks and (ii) have any equity or voting interests with respect to companies attributed to one of our tracking stocks.

Our company holds interests in various companies, including public companies, and these interests are attributed to our tracking stock groups. In particular, the assets of the Liberty SiriusXM Group are exclusively comprised of our company’s ownership interest in SIRIUS XM.   Similarly, since the completion of our acquisition of Formula 1 in January 2017, the Formula One Group is now comprised of our subsidiary that owns the Formula 1 business, as well as our ownership interest in Live Nation. Depending on the composition of the assets underlying our tracking stock groups from time to time, confusion in the marketplace may occur if holders of our tracking stock mistakenly believe they own stock of a company attributed to the applicable tracking stock group. This may especially be true in cases where a tracking stock group has a name that is similar to the publicly traded company attributed to the applicable tracking stock group, as is the case of the Liberty SiriusXM Group and SIRIUS XM. As described above, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock do not have any legal rights related to specific assets attributed to their associated tracking stock group. Similarly, holders of these tracking stocks do not, by virtue of their ownership of our tracking stock, own any equity or voting interest in any company attributed to one of our tracking stock groups, including any public companies.

Our board of directors’ ability to reattribute businesses, assets and expenses between and among  tracking stock groups may make it difficult to assess the future prospects of our tracking stock groups based on past performance.

Our board of directors is vested with discretion to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to another tracking stock group, without the approval of any of our stockholders. Any such reattribution made by our board of directors, as well as the existence, in and of itself, of the right to effect a reattribution may impact the ability of investors to assess the future prospects of the businesses and assets attributed to a tracking stock group, including liquidity and capital resource needs, based on past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of the businesses and assets attributed to each group based on past performance, as our board of directors may use one group’s liquidity to fund another group’s liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.

We could be required to use assets attributed to one group to pay liabilities attributed to another group.

The assets attributed to one group are potentially subject to the liabilities attributed to another group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. While our current management and allocation policies provide that reattributions of assets between groups will result in the creation of an inter-group loan or an inter-group interest or an offsetting reattribution of cash or other assets, no provision of our current charter prevents us from satisfying liabilities of one group with assets of another group, and our creditors are not in any way limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

The market price of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock may not reflect the performance of the businesses and assets attributed to the Liberty SiriusXM Group, the Braves Group and the Formula One Group, respectively, as we intend.

We cannot assure you that the market price of the common stock related to a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock are common stockholders of our Company as a whole and, as such, are subject to all risks associated with an investment in our Company and all of our businesses, assets and liabilities. As a result, the market price of each tracking stock may, in part, reflect events that are intended to be reflected or tracked by a different tracking stock of our Company. In addition, investors may discount the value of the stock related to a group because it is part of a common enterprise rather than a stand-alone entity.

The market price of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.

The market prices of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock may be materially affected by, among other things:

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

•

changes in financial estimates by securities analysts regarding Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock or the companies attributable to our tracking stock groups;

•

the complex nature and the potential difficulties investors may have in understanding the terms of our three tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and

•	general market conditions.

The market value of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock could be adversely affected by events involving the assets and businesses attributed to one or more of the other groups.

Because we are the issuer of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups, such as earnings announcements, announcements of new products or services or acquisitions or dispositions that the market does not view favorably, may cause an adverse market reaction in the common stock of the other groups. This could occur even if the triggering event is not material to us as a whole.  Certain events may also have a greater impact on one group than the same triggering event would have on another group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other groups or the borrowing costs of our Company as a whole.

We may not pay dividends equally or at all on Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock.

We do not presently intend to pay cash dividends on Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock for the foreseeable future. However, we have the right to pay dividends on the shares of common stock related to each group in equal or unequal amounts, and we may pay dividends on the shares of common stock related to one group and not pay dividends on shares of common stock related to another group. In addition, any dividends or distributions on, or repurchases of, shares relating to a group will reduce our assets legally available to be paid as dividends on the shares relating to another group.

Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock.

Our tracking stock capital structure could give rise to occasions when the interests of holders of stock related to one group might diverge or appear to diverge from the interests of holders of stock related to one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Liberty SiriusXM Group, the Braves Group and the Formula One Group. Our tracking stock groups are not separate entities and thus holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock do not have the right to elect separate boards of directors. As a result, our Company’s officers and directors owe fiduciary duties to our Company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our stockholders may not be in the best interest of a particular group or groups when considered independently. Examples include:

•

decisions as to the terms of any business relationships that may be created between groups, such as between the Liberty SiriusXM Group and the Braves Group or between the Liberty SiriusXM Group and the Formula One Group;

•	the terms of any reattributions of assets between one or more groups;
•

decisions as to the allocation of consideration among the holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock, or among the series of stocks relating to our groups, to be received in connection with a merger involving our Company;

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

If directors or officers own disproportionate interests (in percentage or value terms) in Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock.

Other than pursuant to our management and allocation policies, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to our three groups, or among holders of different series of stock relating to a specific group.

Rather than develop additional specific procedures in advance, our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

•	obtain information regarding the divergence (or potential divergence) of interests;
•	determine under what circumstances to seek the assistance of outside advisers;
•	determine whether a committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and
•	assess what is in our best interests and the best interests of all of our stockholders.

Our board of directors believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweighs any perceived advantages of adopting additional specific procedures in advance.

Our board of directors may change the management and allocation policies to the detriment of one or more groups without stockholder approval.

Our board of directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships among the Liberty SiriusXM Group, the Braves Group and the Formula One Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities among them. These policies are not included in the current charter. Our board of directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our Company as opposed to significant corporate actions, such as a merger involving our Company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one or more groups while advantaging the other(s).

Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock.

Principles of Delaware law and the provisions of our current charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, a stockholder may not be able to successfully challenge decisions that they believe has a disparate impact upon the stockholders of one of our groups if a majority of our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board of directors is acting in the best interest of Liberty and all of our stockholders.

Stockholders will not vote on how to attribute consideration received in connection with a merger involving our Company among holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock.

Our current charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our Company is to be attributed to the holders of Liberty SiriusXM common stock, holders of Liberty Braves common stock and holders of Liberty Formula One common stock or to the holders of different series of stock, and none of the holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our board of directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our Company among holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock in a fair manner. As the different ways the board of directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

We may dispose of assets of the Liberty SiriusXM Group, the Braves Group or the Formula One Group without stockholder approval.

Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our Company taken as a whole, and our current charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Liberty SiriusXM Group, the Braves Group or the Formula One Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval.

If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our board of directors), we would be required under the terms of our current charter, if the disposition is not an exempt disposition under the terms of our current charter, to choose one or more of the following three alternatives:

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

Holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.

If the Liberty SiriusXM Group, the Braves Group or the Formula One Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock related to that group. Accordingly, if we sell all or substantially all of the assets attributed to the Liberty SiriusXM Group, the Braves Group or the Formula One Group, our stockholders could suffer a loss in the value of their investment in our stock.

In the event of a liquidation of Liberty, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to stockholders.

Under our current charter, upon Liberty’s liquidation, dissolution or winding up, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty's assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of "liquidation units" per share. Relative liquidation units were initially determined based on the volume weighted average prices of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock over the 20 trading day period which commenced shortly after the filing of our restated charter on April 15, 2016 and the fraction of a liquidation unit related to each share of Liberty Braves common stock was further adjusted in connection with the rights distribution in May 2016. Hence, the assets to be distributed to a holder of any of our tracking stocks upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock over time.

Our board of directors may elect to convert the common stock relating to one group into common stock relating to another group, thereby changing the nature of a stockholder’s investment and possibly diluting their economic interest in our Company, which could result in a loss in value to them.

Our current charter permits our board of directors to convert all of the outstanding shares of common stock relating to any of our groups into shares of common stock of another group on specified terms. A conversion would preclude the holders of stock related to each group involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. We cannot predict the impact on the market value of our stock of (1) our board of directors’ ability to effect any such conversion or (2) the exercise of this conversion right by our board of directors. In addition, our board of directors may effect such a conversion at a time when the market value of our different stocks could cause the stockholders of one group to be disadvantaged.

Holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock vote together and have limited separate voting rights.

Holders of Series A and Series B Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock vote together as a single class, except in certain limited circumstances prescribed by our current charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of each group have no voting rights, other than those required under Delaware law. When holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock vote together as a single class, holders having a majority of the votes are in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than another.

Transactions in Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock by our insiders could depress the market price of those stocks.

Sales of, or hedging transactions such as collars relating to, shares of Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock by our Chairman of the Board, or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our Company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of the Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock.

Our current charter includes restrictions on the share ownership of Liberty Braves common stock by certain persons, which if triggered would result in an immediate transfer of the applicable number of shares to a trust for the benefit of the holder.

To comply with the policies of the MLB, our current charter provides that (i) employees of MLB and related entities may not own Liberty Braves common stock, (ii) persons who are employed by or otherwise associated with an MLB club other than the Braves may not own 5% or more of the number of outstanding shares of Liberty Braves common stock, and (iii) no person may own 10% or more of the number of outstanding shares of Liberty Braves common stock unless, in the case of this clause (iii), such person is expressly approved by the BOC or qualifies as an exempt person (which is generally defined to include our Chairman John C. Malone, Chief Executive Officer Gregory B. Maffei, the Chairman of Braves Holdings, LLC Terence McGuirk and certain of their related persons).  In the event that a holder attempts to acquire shares of Liberty Braves common stock in violation of this charter provision, the applicable shares will automatically be transferred to a trust which will sell the shares for the benefit of the holder (subject to certain exceptions, such as in the event of an inadvertent violation of the restrictions described in clause (ii) or (iii) above which is cured within the applicable time frame).  No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the holder.  In addition, the holder’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which the holder would otherwise be entitled, will be subject to the holder’s compliance with the applicable mechanics included in our current charter.

Our capital structure, as well as the fact that the Liberty SiriusXM Group, the Braves Group and the Formula One Group are not independent companies, may inhibit or prevent acquisition bids for the businesses attributed to the Liberty SiriusXM Group, the Braves Group or the Formula One Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

If the Liberty SiriusXM Group, the Braves Group and the Formula One Group were separate independent companies, any person interested in acquiring the Liberty SiriusXM Group, the Braves Group or the Formula One Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer or a proxy contest. Although we intend Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock to reflect the separate economic performance of the Liberty SiriusXM Group, the Braves Group and the Formula One Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding voting shares of our Company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have a capital structure similar to ours.

Certain provisions of our current charter and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable.   These provisions include:

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
•

requiring stockholder approval by holders of at least 66⅔% of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our current charter; and

•

the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of December 31, 2016) representing the power to direct approximately 47.6% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 95.8% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Formula One common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties.

We own our corporate headquarters in Englewood, Colorado.

SIRIUS XM owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, SIRIUS XM leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, California and Texas for its office, production, technical, studio and engineering facilities and call center. In addition, SIRIUS XM leases or licenses space at approximately 610 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

For a description of Braves Holdings' property, see "Item 1. Business—Braves Holdings, LLC—Facilities."

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space and entertainment venues. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.Legal Proceedings

Royalty and Pre-1972 Sound Recording Matters

In August 2013, SoundExchange, Inc. (“SoundExchange”) filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 period in violation of the regulations established by the CRB for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenue, on which the royalty payments are based, by improperly deducting revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SIRIUS XM believes that it properly applied the gross revenue exclusions contained in the regulations established by the CRB. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia, in response to SIRIUS XM’s motion to dismiss the complaint, stayed the case on the grounds that the case properly should be pursued before the CRB rather than the district court.  In its opinion, the district court concluded that the gross revenue exclusions in the regulations established by the CRB for the 2007-2012 period were ambiguous and did not, on their face, make clear whether SIRIUS XM’s royalty calculation approaches were permissible under the regulations.  In December 2014, SoundExchange filed a petition with the CRB requesting an order interpreting the applicable regulations.

On January 10, 2017, the CRB issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings, but in certain cases did not apply those exclusions properly.  The ruling further indicated that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge” in accordance with the regulations.  The ruling is subject to legal review by the Register of Copyrights, and will be transmitted back to the district court for further proceedings, such as adjudication claims relating to damages and defenses.  SIRIUS XM intends to exhaust all available options for review and/or appeal of adverse aspects of the CRB’s ruling, including portions of the ruling which it believes are unclear or inconsistent with the governing law.  In addition, SIRIUS XM believes it has substantial defenses to those SoundExchange claims that can be asserted before the district court, and will continue to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers.  This matter is not related to certain claims under state law brought by owners of pre-1972 recording copyrights arising out of our use and performance of those recordings.

At December 31, 2016, SIRIUS XM concluded that a loss, in excess of its recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims.  The estimable portion of such possible loss ranges from $0 to $70 million, plus any related interest or late fees.  Based on its defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded at December 31, 2016.  The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

Telephone Consumer Protection Act Suits

SIRIUS XM was a defendant in several purported class action suits that alleged that SIRIUS XM, or call center vendors acting on their behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  These purported class action cases were titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).

SIRIUS XM has entered into an agreement to settle these purported class action suits. The settlement was approved by the United States District Court for the Eastern District of Virginia in December 2016. The settlement resolves the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones.  Approximately 200 consumers, or less than 0.002% of the consumers who received notice of the settlement, opted-out of this class action settlement.  As part of this settlement, SIRIUS XM made a $35 million payment to a settlement fund during 2016 (from which notice, administration and other costs and attorneys’ fees are being paid), and are offering participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 23, 2014, holders of Series A and Series B Liberty Media Corporation common stock of as of 5:00 p.m., New York City time, on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C Liberty Media Corporation common stock for each share of Series A or Series B Liberty Media Corporation common stock held by them as of the record date. The impact of the Series C Liberty Media Corporation common issuance has been reflected retroactively due to the treatment of the dividend as a stock split for accounting purposes.

On November 4, 2014, Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband Corporation ("Liberty Broadband") (the “Broadband Spin-Off”). Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of October 29, 2014. At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”) (now known as Skyhook Holding, Inc. (“Skyhook”)), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. In the Broadband Spin-Off, record holders of Series A, Series B and Series C Liberty Media Corporation common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of Liberty Media Corporation common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares.

During November 2015, Liberty’s board of directors authorized management to pursue a recapitalization of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Media common stock and one to be designated as the Liberty SiriusXM common stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves common stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016. In the Recapitalization, each issued and outstanding share of Liberty Media Corporation common stock was reclassified and exchanged for (a) 1 share of the corresponding series of Liberty SiriusXM common stock, (b) 0.1 of a share of the corresponding series of Liberty Braves common stock and (c) 0.25 of a share of the corresponding series of Liberty Media common stock on April 15, 2016. Cash was paid in lieu of the issuance of any fractional shares.

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K respectively; and Series A, Series B and Series C Liberty Media common stock traded or were quoted under the symbols LMCA/B/K, respectively. Shortly following the closing of the acquisition of Formula 1 on January 23, 2017 (the “Second Closing”), the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock trade on the Nasdaq Global Select Stock Market, and Series B Liberty Braves common stock is quoted on the OTC Markets. Series A and Series C Liberty Formula One common stock continue to trade on the Nasdaq Global Select Market and the Series B Liberty Formula One common stock continues to be quoted on the OTC Markets. Although the Second Closing, and the corresponding tracking stock name and the ticker symbol change, were not completed until January 23 and January 24, 2017, respectively, historical information of the Liberty Media Group and Liberty Media common stock is referred to herein as the Formula One Group and Liberty Formula One common stock, respectively.

The following tables set forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2016 and 2015. Series B Liberty Braves common stock and Series B Liberty Formula One common stock are each quoted on OTC Markets, and such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty Media Corporation
	Series A (LMCA)		Series B (LMCB)		Series C (LMCK)
	High	Low	High	Low	High	Low
2015
First quarter	$40.38	33.15	40.90	35.15	40.20	33.06
Second quarter	$40.00	35.85	39.33	37.27	39.65	35.74
Third quarter	$40.50	32.67	38.74	37.07	38.47	32.18
Fourth quarter	$42.22	35.61	42.35	37.95	40.61	34.39

2016
First quarter	$38.97	31.18	43.59	33.78	38.14	31.06
Second quarter (April 1 - April 15) (1)	$39.31	37.76	43.74	39.00	38.45	37.02

	Liberty SiriusXM Group
	Series A (LSXMA)		Series B (LSXMB)		Series C (LSXMK)
	High	Low	High	Low	High	Low
2016
Second quarter (April 18 - June 30) (1)	$34.00	28.00	36.97	28.60	35.69	28.04
Third quarter	$36.01	30.97	36.82	31.80	35.50	30.51
Fourth quarter	$36.88	31.83	38.76	32.63	36.36	31.34

	Braves Group
	Series A (BATRA)		Series B (BATRB)		Series C (BATRK)
	High	Low	High	Low	High	Low
2016
Second quarter (April 18 - June 30) (1)	$36.00	14.23	16.20	15.22	27.00	13.51
Third quarter	$17.67	14.97	17.75	14.50	17.47	14.42
Fourth quarter	$21.14	16.52	18.00	16.59	21.24	16.18

	Formula One Group
	Series A (FWONA)		Series B (FWONB)		Series C (FWONK)
	High	Low	High	Low	High	Low
2016
Second quarter (April 18 - June 30) (1)	$27.43	17.72	19.50	16.51	28.07	17.47
Third quarter	$30.11	18.84	29.03	18.00	29.65	18.62
Fourth quarter	$33.28	26.95	33.32	26.75	33.15	26.44

(1)

As discussed above and in the accompanying consolidated financial statements in Part II of this report, the Recapitalization of the Company’s stock into tracking stock groups was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016.

Holders

As of January 31, 2017, there were 1,235, 85 and 1,300 record holders of our Series A, Series B and Series C Liberty Sirius XM common stock, respectively, 1,128, 51 and 887 record holders of our Series A, Series B and Series C Liberty Braves common stock, respectively, and 859, 70 and 1,260 record holders of our Series A, Series B and Series C Liberty Formula One common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On January 11, 2013 (ratified February 26, 2013) Liberty announced that its board of directors authorized $450 million of repurchases of Liberty Media Corporation common stock from that day forward. Additionally, in connection with the Broadband Spin-Off, an additional authorization of $300 million in Liberty share repurchases was approved by the Liberty board of directors on October 9, 2014. In August 2015, our board of directors authorized an additional $1 billion of Liberty Media Corporation common stock repurchases. The amount previously authorized for share repurchases may be used to repurchase Series A and Series C of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock.

There were no repurchases of Liberty Media common stock (presently known as Liberty Formula One common stock), Liberty SiriusXM common stock or Liberty Braves common stock during the three months ended December 31, 2016. As of December 31, 2016, $1.3 billion was available to be used for share repurchases of Series A and Series C of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Media common stock (presently known as Liberty Formula One common stock) under the Company’s share repurchase program.

During the three months ended December 31, 2016, 1,189 shares and 2,376 shares of Series A and Series C Liberty Media common stock (presently known as Liberty Formula One common stock), respectively, 4,746 shares and 9,490 shares of Series A and Series C Liberty SiriusXM common stock, respectively, and 476 shares and 951 shares of Series A and Series C Liberty Braves common stock, respectively, were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

	December 31,
	2016	2015	2014	2013	2012
	amounts in millions
Summary Balance Sheet Data:
Cash	$562	201	681	1,088	603
Investments in available-for-sale securities and other cost investments (2)(4)	$1,309	533	816	1,324	1,392
Investment in affiliates, accounted for using the equity method (1)(3)(4)	$1,117	1,115	851	3,299	3,341
Intangible assets not subject to amortization	$24,018	24,018	24,018	24,018	344
Intangible assets subject to amortization, net	$1,072	1,097	1,166	1,200	108
Assets of discontinued operations (5)	$—	—	—	—	2,099
Total assets	$31,377	29,798	30,269	33,632	8,299
Current portion of deferred revenue	$1,877	1,797	1,641	1,575	24
Current portion of debt	$5	255	257	777	—
Long-term debt	$8,013	6,626	5,588	4,784	—
Deferred tax liabilities, net	$2,025	1,667	1,507	1,396	804
Stockholders' equity	$11,756	10,933	11,398	14,081	6,440
Noncontrolling interest (1)	$5,960	7,198	8,778	9,801	(8)

	Years ended December 31,
	2016	2015	2014	2013 (1)	2012
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)	$5,276	4,795	4,450	4,002	368
Operating income (loss)	$1,734	954	841	814	(80)
Interest expense	$(362)	(328)	(255)	(132)	(7)
Share of earnings (loss) of affiliates, net (1)(3)	$14	(40)	(113)	(32)	1,346
Realized and unrealized gains (losses) on financial instruments, net	$37	(140)	38	295	230
Gains (losses) on transactions, net (1)	$—	(4)	—	7,978	22
Net earnings (loss) attributable to the noncontrolling interests	$244	184	217	211	(2)
Earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (6)
Liberty Media Corporation common stock	$377	64	178	8,780	1,160
Liberty SiriusXM common stock	297	NA	NA	NA	NA
Liberty Braves common stock	(30)	NA	NA	NA	NA
Liberty Formula One common stock	36	NA	NA	NA	NA
	$680	64	178	8,780	1,160
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (6)(7):
Series A, B and C Liberty Media Corporation common stock	$1.13	0.19	0.52	24.73	3.21
Series A, B and C Liberty SiriusXM common stock	0.89	NA	NA	NA	NA
Series A, B and C Liberty Braves common stock	(0.65)	NA	NA	NA	NA
Series A, B and C Liberty Formula One common stock	0.43	NA	NA	NA	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (6)(7):
Series A, B and C Liberty Media Corporation common stock	$1.12	0.19	0.52	24.46	3.12
Series A, B and C Liberty SiriusXM common stock	0.88	NA	NA	NA	NA
Series A, B and C Liberty Braves common stock	(0.65)	NA	NA	NA	NA
Series A, B and C Liberty Formula One common stock	0.42	NA	NA	NA	NA

(1)

During the year ended December 31, 2012, Liberty acquired an additional 312.5 million shares of SIRIUS XM Radio, Inc. (now known as Sirius XM Holdings Inc., “SIRIUS XM”) in the open market for $769 million. Additionally, Liberty settled a forward contract and purchased an additional 302.2 million shares of SIRIUS XM for $649 million. SIRIUS XM recognized a $3.0 billion tax benefit during the year ended December 31, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for its recorded deferred tax assets. The Company recognized its portion of this benefit ($1,229 million) based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM. On January 18, 2013, as discussed in note 4 to the accompanying consolidated financial statements, Liberty acquired an additional 50 million common shares and acquired a controlling interest in SIRIUS XM and as a result consolidates SIRIUS XM as of such date. Liberty recorded a gain of approximately $7.5 billion in the first quarter of 2013 associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM prior to the acquisition of the controlling interest. The gain on the transaction was excluded from taxable income. Net gains and losses on transactions are included in the Other, net line item in the accompanying consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

(2)

On September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The transactions contemplated by the first purchase agreement were completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million discount to be repaid by Liberty to selling stockholders upon completion of the acquisition). On October 27,

2016, under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Prior to the Second Closing, CVC continued to be the controlling shareholder of Formula 1, and Liberty did not have any voting interests or board representation in Formula 1. As a result, we concluded that we did not have significant influence over Formula 1, and therefore accounted for our investment in Formula 1 as a cost investment until the completion of the Second Closing. The Second Closing was completed on January 23, 2017, at which time we began consolidating Formula 1.

(3)

As discussed in note 8 in the accompanying consolidated financial statements, in May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase.

(4)

As discussed in note 1 in the accompanying consolidated financial statements, on November 4, 2014, Liberty completed the Broadband Spin-Off. At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter, (ii) Liberty’s former wholly-owned subsidiary Skyhook, (iii) Liberty’s former minority equity investment in Time Warner Cable, (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of Skyhook to Liberty, the Company concluded that discontinued operations presentation of Skyhook is not necessary.

(5)

In January 2013, the entity then known as Liberty Media Corporation (which later became known as Starz before it was acquired by Lions Gate Entertainment Corp.) spun-off (the “Starz Spin-Off”) its then-former wholly-owned subsidiary, now known as Liberty Media Corporation, which, at the time of the Starz Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty is treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC is presented as discontinued operations for all periods prior to the completion of the Starz Spin-Off. Due to the short period between December 31, 2012 and the distribution date, Liberty did not record any results for Starz in discontinued operations for the statement of operations for the year ended December 31, 2013 due to the insignificance of such amounts for that period.

(6)

During November 2015, Liberty’s board of directors authorized management to pursue a recapitalization of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Media common stock and one to be designated as the Liberty SiriusXM common stock, and to cause to be distributed subscription rights related to the Liberty Braves common stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016. In the Recapitalization, each issued and outstanding share of Liberty’s existing common stock was reclassified and exchanged for (a) 1 share of the corresponding series of Liberty SiriusXM common stock, (b) 0.1 of a share of the corresponding series of Liberty Braves common stock and (c) 0.25 of a share of the corresponding series of Liberty Media common stock on April 15, 2016. Cash was paid in lieu of the issuance of any fractional shares.

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K respectively; and Series A, Series B and Series C Liberty Media common stock traded or were quoted under the symbols LMCA/B/K, respectively. Shortly following the Second Closing, the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula

One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock trade on the Nasdaq Global Select Stock Market, and Series B Liberty Braves common stock is quoted on the OTC Markets. Series A and Series C Liberty Formula One common stock continue to trade on the Nasdaq Global Select Market, and the Series B Liberty Formula One common stock continues to be quoted on the OTC Markets.

(7)

On July 23, 2014, holders of Series A and Series B Liberty Media Corporation common stock as of 5:00 p.m., New York City, time on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C Liberty Media Corporation common stock for each share of Series A or Series B Liberty Media Corporation common stock held by them as of the record date. The impact on basic and diluted earnings per share of the Series C Liberty Media Corporation common stock issuance has been reflected retroactively in all periods presented due to the treatment of the dividend as a stock split for accounting purposes.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. See note 3 in the accompanying consolidated financial statements for an overview of accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Explanatory Note

On November 4, 2014, Liberty completed the Broadband Spin-Off. Shares of Liberty Broadband were distributed to the shareholders of Liberty as of a record date of October 29, 2014. At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter, (ii) Liberty’s former subsidiary Skyhook, (iii) Liberty’s former minority equity investment in Time Warner Cable, (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty, and in September 2015, Liberty entered into a closing agreement with the IRS which provides that the Broadband Spin-Off qualified for tax-free treatment.  In the Broadband Spin-Off, record holders of Series A, Series B and Series C Liberty Media Corporation common stock received one share of the corresponding series of Liberty Broadband common stock for each four shares of common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of Skyhook to Liberty, the Company concluded that discontinued operations presentation of Skyhook is not necessary.

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is our reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service.  SIRIUS XM transmits its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC (“Braves Holdings”) and corporate expenses. Skyhook was also included in the “Corporate and Other” category for the periods prior to the Broadband Spin-Off.

In addition to the foregoing businesses, we hold an ownership interest in Live Nation Entertainment, Inc. ("Live Nation"), which we account for as an equity method investment at December 31, 2016. We also maintain minority positions in other public companies such as Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), which are accounted for at their respective fair market values and are included in corporate and other.

As discussed in note 2 of the accompanying consolidated financial statements, on April 15, 2016, Liberty completed the Recapitalization. Upon completion of the Second Closing, as discussed below, the Liberty Media Group was renamed the Formula One Group. Although the Recapitalization was not effective for all periods presented herein, information has been presented among the tracking stock groups for all periods presented as if the Recapitalization had been completed as of January 1, 2014. This attribution of historical financial information does not purport to be what actual results and balances would have been if the Recapitalization had actually occurred and been in place during the periods prior to April 15, 2016. Operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate.

On September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis.  Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017. Liberty’s acquired interest in Delta Topco and by extension Formula 1, along with existing Formula 1 cash and debt (which is non-recourse to Liberty), was attributed to the Formula One Group upon completion of the Second Closing.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as SIRIUS XM, Formula 1 or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2016, the Liberty SiriusXM Group has cash and cash equivalents of approximately $287 million, which includes $214 million of subsidiary cash.

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Braves,” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. Also upon the Recapitalization, Liberty had attributed to the Braves Group all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As discussed below, the Intergroup Note, including accrued interest, was repaid during June 2016 using proceeds from the subscription rights offering and the Intergroup Note agreement was cancelled. As of December 31, 2016, the Braves Group has cash and cash equivalents of approximately $107 million, which includes subsidiary cash.

Following the Recapitalization, Liberty issued subscription rights to acquire shares of Series C Liberty Braves common stock. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves common stock at a subscription price of $12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Liberty’s Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016.  Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Braves Group.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2016, the Formula One Group (formerly the Liberty Media Group) is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Live Nation, minority equity investments in Formula 1, Time Warner and Viacom, the recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments and Liberty’s 2.25% Exchangeable Senior Debentures due 2046.  Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Formula One Group retains an intergroup interest in the Braves Group of approximately 15.5% as of December 31, 2016. The Formula One Group had cash and cash equivalents of approximately $168 million as of December 31, 2016.

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

Consolidated Operating Results

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$5,014	4,552	4,141
Total Liberty SiriusXM Group	5,014	4,552	4,141
Braves Group
Corporate and other	262	243	250
Total Braves Group	262	243	250
Formula One Group
Corporate and other	—	—	59
Total Formula One Group	—	—	59
Consolidated Liberty	$5,276	4,795	4,450

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$1,386	1,073	1,004
Corporate and other	(34)	—	—
Total Liberty SiriusXM Group	1,352	1,073	1,004
Braves Group
Corporate and other	(61)	(38)	(47)
Total Braves Group	(61)	(38)	(47)
Formula One Group
Corporate and other	443	(81)	(116)
Total Formula One Group	443	(81)	(116)
Consolidated Liberty	$1,734	954	841

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$1,853	1,660	1,466
Corporate and other	(15)	—	—
Total Liberty SiriusXM Group	1,838	1,660	1,466
Braves Group
Corporate and other	(20)	3	(6)
Total Braves Group	(20)	3	(6)
Formula One Group
Corporate and other	(45)	(35)	(43)
Total Formula One Group	(45)	(35)	(43)
Consolidated Liberty	$1,773	1,628	1,417

Revenue.    Our consolidated revenue increased $481 million and $345 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.

The 2016 increase was primarily due to revenue growth at SIRIUS XM of $462 million. Additionally, Braves Holdings revenue increased $19 million during the year ended December 31, 2016, as compared to the prior year.

The 2015 increase was primarily driven by revenue growth at SIRIUS XM of $411 million. The increase in revenue at SIRIUS XM was partially offset by a $59 million decline in corporate and other revenue, due to the deconsolidation of TruePosition during November 2014 in conjunction with the Broadband Spin-Off. Additionally, Braves Holdings revenue declined approximately $7 million during the year ended December 31, 2015 as compared to the prior year.

See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings, including a discussion of the SIRIUS XM and Braves Holdings results on a comparative basis.

Operating income.    Our consolidated operating income increased $780 million and $113 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The increase in 2016 was due to an increase in Liberty SiriusXM Group operating income of $279 million. Braves Group operating loss increased $23 million during 2016 as compared to the prior year. Formula One Group operating income improved $524 million during 2016 as compared to the prior year, largely due to the favorable net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 17 of the accompanying consolidated financial statements. The increase during the prior year was primarily driven by improved operating results at SIRIUS XM, partially offset by a decrease related to a SIRIUS XM legal settlement during the period, as discussed in note 17 of the accompanying consolidated financial statements. Additionally, operating income was positively impacted during the prior year, as the results from TruePosition were not included as a result of the Broadband Spin-Off. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants.

We recorded $150 million, $204 million and $217 million of stock compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Upon acquisition of a controlling interest in SIRIUS XM, we recorded an adjustment to increase SIRIUS XM’s unvested stock-based compensation to fair value and amortized this adjustment through December 31, 2015. SIRIUS XM stock-based compensation expense in the prior year included $73 million of this purchase price amortization expense. This caused a decrease in 2016 stock-based compensation expense recognized by the Company, which was partially offset by a $25 million increase in stock-based compensation expense recognized by SIRIUS XM during 2016 as compared to the prior year.

The decrease in stock compensation expense in the prior year was primarily due to a decrease in the Company’s corporate and Braves Holdings stock-based compensation expense, partially offset by an increase in SIRIUS XM stock compensation expense.

As of December 31, 2016, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $42 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years. As of December 31, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $266 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes.

During the fourth quarter of 2016, SIRIUS XM recorded $46 million related to music royalty legal settlements and reserves. As separately reported in note 17 of the accompanying consolidated financial statements, the $46 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2016 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business.

SIRIUS XM recognized approximately $40 million and $127 million of Revenue share and royalties within the consolidated statement of operations during the years ended December 31, 2016 and 2015, respectively, related to the SIRIUS XM legal settlement associated with SIRIUS XM’s use of certain pre-1972 sound recordings. As separately reported in note 17 of the accompanying consolidated financial statements, $108 million of the settlement amount recognized during the year ended December 31, 2015 was excluded from Adjusted OIBDA for the corresponding period, as this expense was not incurred as a part of SIRIUS XM’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. Subsequent to the settlement during June 2015, SIRIUS XM recognized $40 million and $19 million in 2016 and 2015, respectively, that is included as a component of Adjusted OIBDA.

Consolidated Adjusted OIBDA increased $145 million and $211 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.

The increase in Adjusted OIBDA in the current year was due to an increase in the Liberty SiriusXM Group Adjusted OIBDA of $178 million, partially offset by declines in Braves Group Adjusted OIBDA of $23 million and Formula One Group Adjusted OIBDA of $10 million.

The increase in the prior year was primarily due to increases in Liberty SiriusXM Group Adjusted OIBDA of $194 million, Braves Group Adjusted OIBDA of $9 million, and Formula One Group Adjusted OIBDA of $8 million. Adjusted OIBDA was positively impacted during the prior period as TruePosition, which had an Adjusted OIBDA loss during 2014, is no longer a consolidated subsidiary as a result of the Broadband Spin-Off.

See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of SIRIUS XM and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(342)	(307)	(234)
Braves Group	(1)	(1)	—
Formula One Group	(19)	(20)	(21)
Consolidated Liberty	$(362)	(328)	(255)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$13	(1)	5
Braves Group	9	9	10
Formula One Group	(8)	(48)	(128)
Consolidated Liberty	$14	(40)	(113)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$—	—	—
Braves Group	1	—	—
Formula One Group	36	(140)	38
Consolidated Liberty	$37	(140)	38

Other, net
Liberty SiriusXM Group	$(25)	—	—
Braves Group	—	—	—
Formula One Group	21	12	(50)
Consolidated Liberty	$(4)	12	(50)

	$(315)	(496)	(380)

Interest expense.    Consolidated interest expense increased $34 million and $73 million for the years ended December 31, 2016 and 2015 as compared to the corresponding prior year periods, respectively. The increases in both years were due to an increase in the average amount of corporate, SIRIUS XM and other subsidiary debt outstanding during the respective periods. Although Braves Holdings had an increase in outstanding borrowings of debt during the current year, the majority of the debt related to the construction of the Development Project. Accordingly, interest expense associated with these borrowings was capitalized during the year.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$13	(1)	5
Total Liberty SiriusXM Group	13	(1)	5

Braves Group
Other	9	9	10
Total Braves Group	9	9	10

Formula One Group
Live Nation	(12)	(27)	(30)
Charter	NA	NA	(94)
Other	4	(21)	(4)
Total Formula One Group	(8)	(48)	(128)
	$14	(40)	(113)

In May 2013, we acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase. During May 2014, Liberty purchased approximately 897,000 additional shares of Charter common stock for $124 million resulting in an economic ownership of 26% of Charter. As discussed above, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. Upon completion of the Broadband Spin-Off, the Company’s former investment in and results of Charter are no longer included in the results of Liberty. Our share of losses related to Charter included $60 million of losses due to the amortization of the excess basis of our investment for the year ended December 31, 2014.

During the year ended December 31, 2015, we acquired 15.9 million shares of Live Nation common stock through the settlement of certain financial instruments for approximately $396 million, a portion of which was funded during 2014. During the year ended December 31, 2014, we acquired an additional 1.7 million shares of Live Nation common stock for approximately $39 million. The increase in our share of Live Nation’s earnings during the current year was primarily due to an improvement in Live Nation’s net income during 2016, primarily driven by an improvement in operating income and increased equity in earnings of Live Nation’s nonconsolidated affiliates during the year. The improvement in Live Nation’s net income during 2016 was partially offset by a loss on extinguishment of its senior secured credit facility during 2016. Accordingly, the Company relieved a portion of the underlying difference in the equity of Live Nation related to the debt extinguished during 2016. The decrease in our share of Live Nation’s losses during the prior year was primarily due to the absence of an impairment in 2015, partially offset by an increase in foreign exchange rate losses and income tax expense related to foreign entities during 2015. Additionally, as a result of our increased ownership, we picked up a greater portion of Live Nation’s net loss during 2015. Live Nation recorded an impairment in the fourth quarter of 2014 approximately $135 million (Liberty’s portion of this loss was approximately $36 million).

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Fair Value Option Securities	$112	(151)	80
Cash convertible notes	(113)	(5)	12
Change in fair value of bond hedges	37	23	(89)
Other derivatives	1	(7)	35
	$37	(140)	38

The gains on Fair Value Option Securities (as defined in note 3 of our accompanying consolidated financial statements) during 2016 and 2014 are primarily due to general increases in market valuation adjustments for Liberty's public portfolio during the respective years. The loss on Fair Value Option Securities during 2015 is primarily due to a general decrease in market valuation adjustments for Liberty's public portfolio during the year.

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

The unrealized gain on other derivatives during 2016 is due to a gain on interest rate swaps entered into by Braves Holdings during the year. The unrealized loss on other derivatives during 2015 is primarily due to losses on the forward contract on Live Nation shares (see note 6 in the accompanying consolidated financial statements). The unrealized gains on other derivatives during 2014 was primarily due to fluctuations in the fair value of Charter warrants. As previously discussed, Liberty obtained Charter warrants in the second quarter of 2013. These warrants were marked to fair value based on the trading price of Charter and other observable market data. The change in fair value is included in other derivatives in the table above and primarily driven by the change in the trading price of the Charter common stock. As previously discussed, on November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband, which was comprised of, among other things, Liberty’s interest in Charter. The Company exercised all of the outstanding Charter warrants during November 2014, prior to the Broadband Spin-Off. The Company’s former investment in and results of Charter, including the Charter warrants, are not included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward.

Other, net.   The loss in 2016 was primarily due to a $24 million loss on extinguishment of SIRIUS XM’s redemption of its 5.875% Senior Notes due 2020 during the year, partially offset by approximately $18 million in dividend and interest income, primarily due to dividends on Time Warner shares. The gain in 2015 was primarily due to $17 million in dividend and interest income, primarily due to dividends on Time Warner shares, partially offset by losses on disposals of property, plant and equipment. The loss in 2014 was primarily due to stock issuances at Charter (primarily from warrant and stock option exercises) at a price below Liberty's book basis per share, partially offset by $27 million in dividend and interest income, primarily due to dividends on Time Warner shares. The decrease in interest and dividend income in 2015 as compared to 2014 was primarily driven by the exclusion of dividend and interest income on Time Warner Cable shares, which were included in the Broadband Spin-Off, as well as sales of Barnes & Noble, Inc. and Viacom shares during 2015.

Income taxes.    Our effective tax rate for the years ended December 31, 2016, 2015 and 2014 were expenses of 35%, 46% and 14%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

•	During 2016, our effective tax rate was equal to the federal tax rate of 35% due to the offsetting impact of state income taxes and federal tax credits claimed by SIRIUS XM.
•

During 2015, our effective tax rate was higher than the federal tax rate of 35% primarily due to the effect of a tax law change in the District of Columbia (“D.C.”) during the first quarter of 2015 which reduces the future allocation of SIRIUS XM’s taxable income in D.C.  As a result, SIRIUS XM expects it will reduce its future taxes and use less of certain net operating losses in the future.

•

During 2014, our effective tax rate was lower than the federal tax rate of 35% primarily due to the liquidation of a partnership investment and the related reduction in the tax basis of the partnership’s assets, which was not recognized for financial statement purposes, partially offset by the net taxable impact of SIRIUS XM shares repurchased from Liberty by SIRIUS XM during the year.

Net earnings.    We had net earnings of $924 million, $248 million and $395 million for the years ended December 31, 2016, 2015 and 2014, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2016, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty currently does not have a corporate debt rating subsequent to the Split-Off and the Starz Spin-Off (each as defined in note 1 of the accompanying consolidated financial statements).

As of December 31, 2016, Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$214	—
Corporate and other	73	—
Total Liberty SiriusXM Group	287	—
Braves Group
Corporate and other	107	—
Total Braves Group	107	—
Formula One Group
Corporate and other	168	444
Total Formula One Group	168	444

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

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2016	2015	2014
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,704	1,222	1,242
Braves Group cash provided (used) by operating activities	89	45	(84)
Formula One Group cash provided (used) by operating activities	378	(35)	(30)
Net cash provided (used) by operating activities	$2,171	1,232	1,128
Liberty SiriusXM Group cash provided (used) by investing activities	$(210)	(135)	(92)
Braves Group cash provided (used) by investing activities	(413)	(113)	(62)
Formula One Group cash provided (used) by investing activities	(641)	(38)	(257)
Net cash provided (used) by investing activities	$(1,264)	(286)	(411)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,319)	(1,123)	(1,137)
Braves Group cash provided (used) by financing activities	418	70	100
Formula One Group cash provided (used) by financing activities	355	(373)	(87)
Net cash provided (used) by financing activities	$(546)	(1,426)	(1,124)

Liberty’s primary use of cash during the year ended December 31, 2016 (excluding cash used by SIRIUS XM and Braves Holdings) was the $746 million investment in Formula 1, as discussed in note 7 of the accompanying consolidated financial statements. This investment was funded by borrowings of debt and cash on hand, largely due to proceeds from the Vivendi legal settlement. Additionally, in connection with the Recapitalization, Liberty attributed $50 million cash to each of the Liberty SiriusXM Group and the Braves Group. SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock and the repayments made under the Credit Facility (as defined in note 10 of the accompanying financial statements).  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand. On October 26, 2016, SIRIUS XM’s board of directors declared the first quarterly dividend on SIRIUS XM common stock in the amount of $0.01 per share of common stock payable on November 30, 2016 to stockholders of record as of the close of business on November 9, 2016.  SIRIUS XM’s board of directors expects that this dividend will be the first of regular quarterly dividends, in an aggregate amount of $0.04 per share of SIRIUS XM common stock per year. On January 24, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock, payable on February 28, 2017 to stockholders of record at the close of business on February 7, 2017. Braves Holdings incurred approximately $360 million of capital expenditures during the year ended December 31, 2016 related to the construction of the new Braves Holdings ballpark facility and adjacent mixed-use complex. Braves Holdings’ capital expenditures were funded through the use of cash on hand, borrowings of debt and proceeds of $203 million received from the Series C Liberty Braves common stock rights offering during the year.

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and developing a mixed-use complex adjacent to the ballpark. The new facility is expected to cost approximately $672 million. Funding for the ballpark will be shared among Braves Holdings and its affiliates, Cobb County, the Cumberland Improvement District (the “CID”) and Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). The Authority, the CID and Cobb County are responsible for funding $392 million of ballpark related construction, and Braves Holdings and its affiliates will be responsible for remainder of cost, including cost overruns. Braves Holdings agreed to advance funds to cover project related costs to maintain a 2017 opening date. The Authority issued $368 million in bonds that closed and funded in the second half of 2015, at which time Braves Holdings received reimbursement of the advances that had been made through that date. At the completion of construction, Braves Holdings (or its affiliates) will have exclusive operating rights to the facility via a Stadium Operating Agreement with the Authority and Cobb County.

The projected uses of Liberty cash (excluding SIRIUS XM’s uses of cash) are primarily the investment in new or existing businesses, including at the Second Closing ($2.3 billion of cash consideration, funded by cash on hand, the issuance of Series C Liberty Formula One common stock to third parties and borrowings under new debt instruments issued during November 2016 and January 2017), debt service, including further repayment of the margin loans, capital expenditures (including the new Braves Holdings baseball facility and mixed-use development) and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans and outstanding credit facilities. We may be required to make net payments of income tax liabilities or liquidate investments to settle items under discussion with tax authorities. SIRIUS XM's uses of cash are expected to be capital expenditures, including the construction of replacement satellites, the payment of debt service costs on outstanding debt, the repurchases of its common stock in accordance with its approved share buyback program, the payment of dividends and strategic opportunities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

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

The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2016 aggregated $278 million. See the table below for more detail. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$7,973	7	395	1,519	6,052
Interest payments (2)	2,609	365	702	634	908
Programming fees (3)	1,439	312	547	377	203
Operating lease obligations	555	50	99	82	324
Employment agreements	278	100	118	60	—
Other obligations (4)	922	556	209	79	79
Total consolidated	$13,776	1,390	2,070	2,751	7,566

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2016, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2016 rates and (iii) assume that our existing debt is repaid at maturity.

(3)

SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above.

(4)

Includes amounts due related to the new Braves Holdings baseball stadium and SIRIUS XM satellite and transmission, marketing and distribution, satellite incentive payments, and other contractual commitments. SIRIUS XM satellite and transmission commitments are attributable to agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. During the year ended December 31, 2016, SIRIUS XM entered into an agreement with Space Systems/Loral to design and build two satellites, SXM-7 and SXM-8, for SIRIUS XM’s service. SIRIUS XM marketing and distribution commitments primarily relate to payments to sponsors, retailers, automakers and radio manufacturers pursuant to marketing, sponsorship and distribution agreements to promote the SIRIUS XM brand. Boeing Satellite Systems International, Inc. and Space Systems/Loral, the manufacturers of SIRIUS XM's in-orbit satellites, may be entitled to future in-orbit satellite incentive performance payments based on the expected operating performance of the satellites meeting their fifteen-year design life. Boeing may also be entitled to an additional $10 million if the XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, SIRIUS XM has entered into various agreements with third parties for general operating purposes.

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

As of December 31, 2016, the intangible assets not subject to amortization for each of our significant reporting units were as follows (amounts in millions):

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

SIRIUS XM operates two in-orbit Sirius satellites, FM-5 and FM-6. SIRIUS XM estimates that its FM-5 and FM-6 satellites, launched in 2009 and 2013, respectively, will operate effectively through the end of their depreciable lives in 2024 and 2028, respectively.

SIRIUS XM operates three in-orbit XM satellites, XM-3, XM-4 and XM-5. SIRIUS XM estimates that its XM-3 and XM-4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively.  The XM-5 satellite that was launched in 2010, is used as an in-orbit spare and is expected to reach the end of its depreciable life in 2025.

SIRIUS XM’s satellites have been designed to last fifteen-years. SIRIUS XM's in-orbit satellites may experience component failures which could adversely affect their useful lives. SIRIUS XM monitors the operating condition of its in-orbit satellites. If events or circumstances indicate that the depreciable lives of its in-orbit satellites have changed, the depreciable life will be modified accordingly. If SIRIUS XM were to revise its estimates, depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2016 would have resulted in approximately $24 million of additional depreciation expense.

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

Results of Operations - Businesses

Liberty SiriusXM Group

SIRIUS XM    SIRIUS XM transmits its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services which are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which it acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM’s services. SIRIUS XM distributes its radios primarily through automakers, retail locations nationwide and through its website. Satellite radio services are also offered to customers of certain rental car companies. SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM offers discounts for prepaid, longer term subscription plans, as well as multiple subscription discounts. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories and other ancillary services, such as weather, data and traffic services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and its public filings.

As of December 31, 2016, SIRIUS XM had approximately 31.3 million subscribers of which approximately 26.0 million were self-pay subscribers and approximately 5.4 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic and data services who do not also have satellite radio subscriptions. Subscribers and subscription related revenue and expenses associated with SIRIUS XM’s connected vehicle services and the Sirius XM Canada service are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. See additional discussion about the application of purchase accounting in note 4 to the accompanying consolidated financial statements. Prior to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the years ended December 31, 2016, 2015 and 2014, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. Additionally, as of December 31, 2016, there is an approximate 33% noncontrolling interest in SIRIUS XM, and the net earnings of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Subscriber revenue	$4,197	3,825	3,554
Other revenue	820	745	627
Total revenue	5,017	4,570	4,181
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties (excluding legal settlements)	(1,062)	(927)	(810)
Programming and content	(333)	(284)	(288)
Customer service and billing	(383)	(375)	(368)
Other	(139)	(132)	(126)
Subscriber acquisition costs	(513)	(533)	(493)
Other operating expenses	(69)	(55)	(54)
Selling, general and administrative expenses	(662)	(621)	(578)
Adjusted OIBDA	1,856	1,643	1,464
Legal settlement	(46)	(108)	—
Stock-based compensation	(109)	(84)	(78)
Depreciation and amortization	(269)	(272)	(266)
Operating income	$1,432	1,179	1,120

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased 10% and 8% for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The current year increase was primarily attributable to an increase in the daily weighted average number of subscribers as well as an increase SIRIUS XM’s average monthly revenue per subscriber resulting from certain rate increases. The prior year increase was primarily attributable to an increase in the daily weighted average number of subscribers and an increase in average monthly revenue per subscriber resulting from certain rate increases.

Other revenue includes advertising revenue, equipment revenue, royalty revenue and other ancillary revenue. For the years ended December 31, 2016 and 2015, other revenue increased 10% and 19%, respectively, as compared to the corresponding prior year periods. The most significant change in other revenue during the current and prior years was an increase in revenue from the U.S. Music Royalty Fee due to an increase in number of subscribers and subscribers paying at a higher rate of 13.9%. Furthermore, advertising revenue increased during both periods due to a greater number of advertising spots sold and transmitted along with increased rates charged per spot. Equipment revenue increased during the current year due to royalties from higher OEM production and an increase in royalty revenue on certain modules starting in the second quarter of 2016, partially offset by lower revenue generated through SIRIUS XM’s distributors and direct to consumer business. Equipment revenue increased during the prior year due to royalties from higher OEM production and sales to distributors, partially offset by lower direct to consumer sales. Increases in other revenue during 2016 were offset by lower non-recurring engineering fees associated with SIRIUS XM’s connected vehicle services, lower activation revenue from SIRIUS XM Canada and a change in accounting for a programming contract in the third quarter of 2015. Additionally, revenue generated from SIRIUS XM Canada and SIRIUS XM’s connected vehicle services increased during the prior year.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties (excluding legal settlements) includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 15% and 14% during 2016 and 2015, respectively, as compared to the prior year periods. The increase during both years was primarily due to greater revenue subject to royalty and revenue sharing agreements and increases in the statutory royalty rate for the performance of sound recordings. During the fourth quarter of 2016, SIRIUS XM recorded $46 million related to music royalty legal settlements and reserves. The $46 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2016 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. SIRIUS XM recognized $108 million during June 2015 for the portion of the $210 million Capitol Settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during June 2015. The $108 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2015 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. During 2015, SIRIUS XM began recognizing pre-1972 sound recording royalty expenses in connection with the Capitol Records lawsuit settlement. Revenue share and royalties expense in the table above includes $40 million and $19 million attributable to the recognition of pre-1972 sound recording royalty expenses during 2016 and 2015, respectively.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 17% and decreased 1% during 2016 and 2015, respectively, as compared to the corresponding prior years. The current year increase resulted from renewed programming licenses as well as increased personnel related costs. The prior year decrease was primarily due to the termination of certain programming agreements, partially offset by the addition of new programming arrangements and personnel-related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense. Customer service and billing expense increased 2% for each of the years ended December 31, 2016 and 2015, as compared to the corresponding prior years. The current year increase was primarily due to costs associated with a higher subscriber base driving greater bad debt expense, transaction fees and call center costs, partially offset by lower personnel related costs and classification of wireless transmission costs related to SIRIUS XM’s connected vehicle services to Satellite and transmission expense in 2016. The prior year increase was primarily due to a higher subscriber base driving increased transaction fees, bad debt expense and personnel related costs, partially offset by efficiencies achieved from management’s strategic initiatives implemented at SIRIUS XM’s call centers operated by its vendors.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services increased 5% during each of the years ended December 31, 2016 and 2015, as compared to the corresponding prior years. The current year increase was primarily due to a loss of approximately $13 million on the disposal of certain obsolete satellite and related parts during the second quarter of 2016. Excluding the losses on disposal of these assets, the increase was driven by inclusion of wireless transmission costs related to SIRIUS XM’s connected vehicle services that were previously recorded to Customer service and billing expense in 2015 and prior, partially offset by lower web streaming costs from in-sourcing certain activities. The prior year increase was primarily due to a $7 million loss on disposal of certain obsolete terrestrial repeaters and related parts and higher costs associated with SIRIUS XM’s Internet streaming operations, partially offset by lower satellite insurance costs.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the years ended December 31, 2016 and 2015 subscriber acquisition costs decreased 4% and increased 8%, respectively, as compared to the corresponding periods in the prior year. The current year decrease was driven by lower subsidized costs related to the transition of chipsets and reductions to OEM hardware subsidy rates, partially offset by higher radio installations. Increased costs in the prior year related to a larger number of satellite radio installations in new vehicles, partially offset by improved OEM and chipset subsidy rates per vehicle.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the years ended December 31, 2016 and 2015, other operating expense increased 25% and 2%, respectively. The current year increase was driven primarily by the inclusion of personnel related costs from SIRIUS XM’s connected vehicle services that were previously recorded in Selling, general and administrative expense in 2015, partially offset by lower research and development costs. The increase in the prior year was primarily driven by additional costs associated with streaming development, partially offset by lower personnel costs.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense increased 7% for each of the years ended December 31, 2016 and 2015, as compared to the corresponding prior year periods. The current year increase was due to higher consulting and legal costs, additional subscriber communications, retention programs and acquisition campaigns related to SIRIUS XM’s subscriber growth and higher personnel-related costs.  The increase in the prior year was primarily due to additional subscriber communications, retention programs and acquisition campaigns, higher personnel-related costs and reserves for consumer legal settlements and facilities costs, partially offset by insurance recoveries as well as lower professional fees and costs due to certain non-recurring transactions during the same period in the prior year.

Stock-based compensation increased 30% and 8% during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding periods in the prior year. The increase in stock-based compensation expense during 2016 is primarily due to an increase in stock compensation related to restricted stock units issued during 2015 and 2016 as well as an increase in the fair value of the awards granted since January 1, 2015. The increase in 2015 is primarily due to an increase in the number of awards granted since January 1, 2014.

Depreciation and amortization decreased 1% and increased 2% during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding periods in the prior year. The decrease in the current year was due to certain satellites reaching the end of their estimated service lives, partially offset by additional assets placed in service. The increase in the prior year was due to additional software assets placed in-service since January 1, 2015.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31, 2016
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$4,197	(3)	4,194
Other revenue	820	—	820
Total revenue	5,017	(3)	5,014
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,917)	—	(1,917)
Subscriber acquisition costs	(513)	—	(513)
Other operating expenses	(69)	—	(69)
Selling, general and administrative expenses	(662)	—	(662)
Adjusted OIBDA	1,856	(3)	1,853
Legal settlement	(46)	—	(46)
Stock-based compensation	(109)	—	(109)
Depreciation and amortization	(269)	(43)	(312)
Operating income	$1,432	(46)	1,386

	Year ended December 31, 2015
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$3,825	(18)	3,807
Other revenue	745	—	745
Total revenue	4,570	(18)	4,552
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,718)	35	(1,683)
Subscriber acquisition costs	(533)	—	(533)
Other operating expenses	(55)	—	(55)
Selling, general and administrative expenses	(621)	—	(621)
Adjusted OIBDA	1,643	17	1,660
Legal settlement	(108)	—	(108)
Stock-based compensation	(84)	(73)	(157)
Depreciation and amortization	(272)	(50)	(322)
Operating income	$1,179	(106)	1,073

	Year ended December 31, 2014
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$3,554	(40)	3,514
Other revenue	627	—	627
Total revenue	4,181	(40)	4,141
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,592)	42	(1,550)
Subscriber acquisition costs	(493)	—	(493)
Other operating expenses	(54)	—	(54)
Selling, general and administrative expenses	(578)	—	(578)
Adjusted OIBDA	1,464	2	1,466
Stock-based compensation	(78)	(70)	(148)
Depreciation and amortization	(266)	(48)	(314)
Operating income	$1,120	(116)	1,004

Braves Group

Braves Holdings.   Braves Holdings is our wholly owned subsidiary that indirectly owns and operates the Atlanta Braves Major League Baseball club and five minor league baseball clubs (the Gwinnett Braves, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). Braves Holdings also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy. Braves Holdings had exclusive operating rights to Turner Field, the home stadium of the Atlanta Braves, until December 31, 2016 pursuant to an Operating Agreement with the Atlanta Fulton County Recreation Authority. Effective for the 2017 season, the Braves will relocate into a new ballpark located in Cobb County, a suburb of Atlanta. The facility will be leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority and will offer a range of activities and eateries for fans. Braves Holdings and its affiliates are participating in the construction of the new stadium and an adjacent mixed-use development project, which we refer to as the Development Project.

Operating results attributable to the Braves Group are as follows. The results subsequent to the Recapitalization include corporate overhead and stock compensation expenses allocated to the Braves Group.

	Year ended December 31,
	2016	2015	2014
	amounts in millions
Total revenue	$262	243	250
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(224)	(189)	(210)
Selling, general and administrative expenses	(58)	(51)	(46)
Adjusted OIBDA	(20)	3	(6)
Stock-based compensation	(9)	(10)	(12)
Depreciation and amortization	(32)	(31)	(29)
Operating income (loss)	$(61)	(38)	(47)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared MLB revenue streams. Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For years ended December 31, 2016 and 2015, revenue increased $19 million and decreased $7 million, respectively, as compared to the corresponding prior years.  Although attendance per game and the average ticket price was lower in 2016 as compared to 2015, the increase in revenue for the year was due to a change in ballpark retail and concession sales and increased broadcast revenue, as well as having more home games period over period (81 home games in 2016 versus 80 home games during 2015). Braves Holdings brought its retail operations in-house during the current year and engaged a new concessions operator for the 2016 season. These contractual changes resulted in increases in revenue, which were offset by corresponding increases in operating expenses. As a result, concession and retail revenue increased approximately $17 million during 2016 as compared to the prior year. Broadcast revenue increased approximately $4 million during the year ended December 31, 2016, as compared to the prior year. The increase in broadcast revenue was due to an increase in the number of home games during 2016 and contractual rate increases. Braves Holdings event revenue decreased approximately $9 million during the year ended December 31, 2015, as compared to the prior year, due to lower game attendance and reduced concession sales, partially offset by an increase in the average ticket price in the current year. There was one less home game in 2015 than 2014 (80 home games in 2015 versus 81 home games during 2014). The decline in event revenue was partially offset by a small increase in broadcast and other revenue, primarily due to the effects of contractual rate increases for broadcasting rights.

Other operating expense primarily includes costs associated with baseball and stadium operations. For the years ended December 31, 2016 and 2015, other operating expenses increased $35 million and decreased $21 million, respectively, as compared to the corresponding prior years. The current year increase was driven primarily by in-game retail and concession operations, as discussed above. Braves Holdings’ decision to operate its retail operations in-house during the current year contributed to an increase in operating expenses due to additional staff positions related to the retail operations. Additionally, certain concessions expenses were incurred during the current period associated with the Braves Holdings’ new concessions operator for the 2016 season. The current year increase was further impacted by the acceleration of player salary expense as a result of released and injured players as well as taxes imposed on ANLBC under the terms of the collective bargaining agreement related to certain international player signing bonuses paid by ANLBC during 2016. These increases were partially offset by overall lower player salaries during the current year. The prior year decrease was primarily due to lower player salaries and game operating costs, as compared to the corresponding prior year, as well as one less home game in 2015 than 2014, as previously discussed.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $7 million and $5 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. Braves Holdings’ standalone selling, general and administrative expense increased approximately $3 million during the year ended December 31, 2016, as compared to the corresponding prior year, primarily attributable to additional advertising costs incurred during the current year. In addition to the Braves Holdings’ standalone selling, general and administrative expense during the current year, approximately $3 million selling, general and administrative expenses was allocated to the Braves Group in connection with the Recapitalization during 2016. Selling, general and administrative costs increased during 2015, as compared to the prior year, due to personnel increases partially driven by the new stadium construction.

Stock-based compensation decreased $1 million and $2 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The Braves Holdings three-year stock compensation plan was approved during May 2015. Stock-based compensation expense is attributable to awards vested during the periods presented. The decrease in the current year is attributable to a decrease in the valuation of outstanding Braves Holdings awards granted. Additionally, approximately $1 million of stock-based compensation expense was allocated to the Braves Group in connection with the Recapitalization during 2016. The decrease in stock-based compensation expense for the prior year is primarily due to the fact that new awards were not granted until June 2015.

Depreciation and amortization increased $1 million and $2 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The increase during 2016 is primarily due to the acceleration of depreciation on certain assets associated with the termination of the Turner Field lease at the end of 2016. The increase in 2015 is primarily due to increased amortization expense associated with certain intangible assets acquired during the second half of 2015.

1212

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

As of December 31, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$640	2.5%	$5,514	5.4%
Braves Group	$88	2.4%	$250	3.4%
Formula One Group	$—	NA	$1,481	1.7%

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

At December 31, 2016, the fair value of our available-for-sale equity securities was $489 million. Had the market price of such securities been 10% lower at December 31, 2016, the aggregate value of such securities would have been $49 million lower. Additionally, our stock in Live Nation (an equity method affiliate) is a publicly traded security which is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-31.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-29 for Management's Report on Internal Control Over Financial Reporting.

See page II-30 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty Media Corporation's (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2016, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-30 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Media Corporation:

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Media Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Media Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity, for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for share-based payments due to the adoption of FASB ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Media Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 28, 2017

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$562	201
Trade and other receivables, net	240	247
Other current assets	227	243
Total current assets	1,029	691
Investments in available-for-sale securities and other cost investments (note 7)	1,309	533
Investments in affiliates, accounted for using the equity method (note 8)	1,117	1,115

Property and equipment, at cost	3,182	2,587
Accumulated depreciation	(830)	(708)
	2,352	1,879

Intangible assets not subject to amortization (note 9)
Goodwill	14,345	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	24,018	24,018
Intangible assets subject to amortization, net (note 9)	1,072	1,097
Other assets	480	465
Total assets	$31,377	29,798

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$985	758
Current portion of debt (note 10)	5	255
Deferred revenue	1,877	1,797
Other current liabilities	5	3
Total current liabilities	2,872	2,813
Long-term debt, including $1,546 million and $995 million measured at fair value, respectively (note 10)	8,013	6,626
Deferred income tax liabilities (note 11)	2,025	1,667
Other liabilities	751	561
Total liabilities	$13,661	11,667

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2016 and 2015

	2016	2015
	amounts in millions
Stockholders' equity (notes 12,14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty Media Corporation common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,193,688 shares at December 31, 2015 (note 2)	NA	1
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2016; issued and outstanding 102,390,088 shares at December 31, 2016 (note 2)	1	NA
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2016; issued and outstanding 10,231,185 shares at December 31, 2016 (note 2)	—	NA
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2016; issued and outstanding 25,593,352 shares at December 31, 2016 (note 2)	—	NA
Series B Liberty Media Corporation common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,870,966 shares at December 31, 2015 (note 2)	NA	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2016; issued and outstanding 9,870,856 shares at December 31, 2016 (note 2)	—	NA
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2016; issued and outstanding 986,791 shares at December 31, 2016 (note 2)	—	NA
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2016; issued and outstanding 2,466,778 shares at December 31, 2016 (note 2)	—	NA
Series C Liberty Media Corporation common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 222,482,377 shares at December 31, 2015 (note 2)	NA	2
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2016; issued and outstanding 222,936,204 shares at December 31, 2016 (note 2)	2	NA
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2016; issued and outstanding 38,215,276 shares at December 31, 2016 (note 2)	—	NA
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2016; issued and outstanding 55,737,179 shares at December 31, 2016 (note 2)	1	NA
Additional paid-in capital	87	—
Accumulated other comprehensive earnings (loss), net of taxes	(62)	(51)
Retained earnings	11,727	10,981
Total stockholders' equity	11,756	10,933
Noncontrolling interests in equity of subsidiaries	5,960	7,198
Total equity	17,716	18,131
Commitments and contingencies (note 17)
Total liabilities and equity	$31,377	29,798

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
Revenue:
Subscriber revenue	$4,194	3,807	3,514
Other revenue	1,082	988	936
Total revenue	5,276	4,795	4,450
Operating costs and expenses, including stock-based compensation (note 3):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	1,109	1,035	810
Programming and content	354	267	262
Customer service and billing	387	380	373
Other	144	141	135
Subscriber acquisition costs	513	533	493
Other operating expenses	306	262	304
Selling, general and administrative	886	861	873
Legal settlement, net (note 17)	(511)	—	—
Depreciation and amortization	354	362	359
	3,542	3,841	3,609
Operating income (loss)	1,734	954	841
Other income (expense):
Interest expense	(362)	(328)	(255)
Share of earnings (losses) of affiliates, net (note 8)	14	(40)	(113)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	37	(140)	38
Other, net	(4)	12	(50)
	(315)	(496)	(380)
Earnings (loss) from continuing operations before income taxes	1,419	458	461
Income tax (expense) benefit (note 11)	(495)	(210)	(66)
Net earnings (loss)	924	248	395
Less net earnings (loss) attributable to the noncontrolling interests	244	184	217
Net earnings (loss) attributable to Liberty stockholders	$680	64	178

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty Media Corporation common stock	$377	64	178
Liberty SiriusXM common stock	297	—	—
Liberty Braves common stock	(30)	—	—
Liberty Formula One common stock	36	—	—
	$680	64	178

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty Media Corporation common stock	1.13	0.19	0.52
Series A, B and C Liberty SiriusXM common stock	0.89	NA	NA
Series A, B and C Liberty Braves common stock	(0.65)	NA	NA
Series A, B and C Liberty Formula One common stock	0.43	NA	NA
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty Media Corporation common stock	1.12	0.19	0.52
Series A, B and C Liberty SiriusXM common stock	0.88	NA	NA
Series A, B and C Liberty Braves common stock	(0.65)	NA	NA
Series A, B and C Liberty Formula One common stock	0.42	NA	NA

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
Net earnings (loss)	$924	248	395
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	—	(8)
Foreign currency translation adjustments	4	(42)	—
Share of other comprehensive earnings (loss) of equity affiliates	(14)	(7)	(9)
Other comprehensive earnings (loss)	(10)	(49)	(17)
Comprehensive earnings (loss)	914	199	378
Less comprehensive earnings (loss) attributable to the noncontrolling interests	245	165	217
Comprehensive earnings (loss) attributable to Liberty stockholders	$669	34	161
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$382	34	161
Liberty SiriusXM common stock	295	—	—
Liberty Braves common stock	(30)	—	—
Liberty Formula One common stock	22	—	—
	$669	34	161

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
	(see note 5)
Cash flows from operating activities:
Net earnings (loss)	$924	248	395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	354	362	359
Stock-based compensation	150	204	217
Share of (earnings) loss of affiliates, net	(14)	40	113
Realized and unrealized (gains) losses on financial instruments, net	(37)	140	(38)
Noncash interest expense	11	6	(34)
Losses (gains) on dilution of investment in affiliate	—	1	78
Loss on early extinguishment of debt	24	—	—
Deferred income tax expense (benefit)	427	175	91
Other charges (credits), net	30	19	(12)
Changes in operating assets and liabilities
Current and other assets	25	(208)	(74)
Payables and other liabilities	277	245	33
Net cash provided (used) by operating activities	2,171	1,232	1,128
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	—	—	(47)
Cash proceeds from dispositions of investments	62	175	247
Proceeds (payments) from settlement of financial instruments, net	(1)	(322)	(72)
Investments in and loans to cost and equity investees	(784)	(19)	(183)
Repayment of loans and other cash receipts from cost and equity investees	48	—	42
Capital expended for property and equipment	(568)	(296)	(194)
Purchases of short term investments and other marketable securities	(258)	(174)	(360)
Sales of short term investments and other marketable securities	273	358	176
Other investing activities, net	(36)	(8)	(20)
Net cash provided (used) by investing activities	(1,264)	(286)	(411)
Cash flows from financing activities:
Borrowings of debt	2,745	2,213	2,758
Repayments of debt	(1,749)	(1,196)	(1,936)
Repurchases of Liberty common stock	—	(350)	—
Cash provided by the Broadband Spin-Off	—	—	259
Shares repurchased by subsidiary	(1,674)	(2,018)	(2,157)
Proceeds from Liberty Braves common stock rights offering	203	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(58)	(80)	(48)
Other financing activities, net	(13)	5	—
Net cash provided (used) by financing activities	(546)	(1,426)	(1,124)
Net increase (decrease) in cash and cash equivalents	361	(480)	(407)
Cash and cash equivalents at beginning of period	201	681	1,088
Cash and cash equivalents at end of period	$562	201	681

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2016, 2015 and 2014

	Stockholders' equity

															Accumulated		Noncontrolling
		Common Stock												Additional	other		interest in
	Preferred	Liberty Media Corporation			Liberty Sirius XM			Liberty Braves			Liberty Formula One			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2014	$—	$1	$—	$2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2,215	$4	$11,859	$9,801	$23,882
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	178	217	395
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	135	—	—	67	202
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(48)	—	—	—	(48)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(179)	—	—	(2,004)	(2,183)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(27)	—	—	27	—
Shares issued by subsidiary on conversion of bonds	—	—	—	—	—	—	—	—	—	—	—	—	—	(179)	—	—	670	491
Distribution to stockholders for the Broadband Spin-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,912)	(8)	(621)	—	(2,541)
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Balance at December 31, 2014	—	1	—	2	—	—	—	—	—	—	—	—	—	—	(21)	11,416	8,778	20,176
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	64	184	248
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(19)	(49)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	130	—	—	65	195
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(80)	—	—	—	(80)
Series A and Series C Liberty Media Corporation stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(350)	—	—	—	(350)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(150)	—	—	(1,866)	(2,016)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(47)	—	—	47	—
Reclassification (note 1)	—	—	—	—	—	—	—	—	—	—	—	—	—	499	—	(499)	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	—	9	7
Balance at December 31, 2015	—	1	—	2	—	—	—	—	—	—	—	—	—	—	(51)	10,981	7,198	18,131
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	680	244	924
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11)	—	1	(10)
Recapitalization of tracking stock groups	—	(1)	—	(2)	1	—	2	—	—	—	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	96	—	—	35	131
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	—	—	—	(58)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	7	—	—	—	7
Common stock issued pursuant to the Series C Liberty Braves common stock rights offering	—	—	—	—	—	—	—	—	—	—	—	—	—	203	—	—	—	203
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(130)	—	—	(1,544)	(1,674)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(28)	—	—	28	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	15
Cumulative adjustment for change in accounting principle (note 3)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	66	(1)	65
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Balance at December 31, 2016	$—	$—	$—	$—	$1	$—	$2	$—	$—	$—	$—	$—	$1	$87	$(62)	$11,727	$5,960	$17,716

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America. Our significant subsidiaries include Sirius XM Holdings Inc. (“SIRIUS XM”) and Braves Holdings, LLC (“Braves Holdings”). Our significant investment accounted for under the equity method of accounting is Live Nation Entertainment, Inc. ("Live Nation"). Additionally, as discussed in notes 2 and 7, Liberty obtained a nearly 20% interest in Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business, during 2016 and acquired the remaining interests, other than a nominal number of shares held by certain Formula 1 teams, during January 2017.

In September 2011, Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the "Split-Off").

In January 2013, Starz (now known as Starz Acquisition, LLC and formerly known as Liberty Media Corporation) spun-off (the “Starz Spin-Off”) its then-former wholly-owned subsidiary, which, at the time of the Starz Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management's continued involvement with Liberty following the Starz Spin-Off, Liberty is being treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of the company formerly known as Liberty Media Corporation continue to be the historical financial statements of Liberty, and Starz, LLC has been treated as discontinued operations upon completion of the Starz Spin-Off in the first quarter of 2013. Therefore, for purposes of these consolidated financial statements, Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.

Also in January 2013, Liberty obtained a controlling interest and began consolidating SIRIUS XM, as further discussed in note 4.

During 2014, Liberty’s board of directors approved the issuance of shares of its Series C Liberty Media Corporation common stock to holders of its Series A and Series B Liberty Media Corporation common stock, effected by means of a dividend. On July 23, 2014, holders of Series A and Series B Liberty Media Corporation common stock as of 5:00 p.m., New York City, time on July 7, 2014, the record date for the dividend, received a dividend of two shares of Series C Liberty Media Corporation common stock for each share of Series A or Series B Liberty Media Corporation common stock held by them as of the record date. The impact of the Series C Liberty Media Corporation common stock issuance has been reflected retroactively in these consolidated financial statements due to the treatment of the dividend as a stock split for accounting purposes. Additionally, in connection with the Series C Liberty Media Corporation common stock issuance and the Broadband Spin-Off (defined below), outstanding Series A Liberty Media Corporation common stock warrants have been adjusted, as well as the number of shares covered by outstanding cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). See note 10 for further discussion regarding the warrants and Bond Hedge Transaction.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”) (now known as Skyhook Holding, Inc. (“Skyhook”)), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. ("Time Warner Cable"), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans, described in note 10, entered into prior to the completion of the Broadband Spin-Off.  Prior to the transaction, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty, and in September 2015, Liberty entered into a closing agreement with the Internal Revenue Service (“IRS”) which provides that the Broadband Spin-Off qualified for tax-free treatment.  In the Broadband Spin-Off, record holders of Series A, Series B and Series C Liberty Media Corporation common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares.

As of the date of the completion of the Broadband Spin-Off, the Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty. Based on the relative significance of TruePosition to Liberty, the Company concluded that discontinued operations presentation of TruePosition is not necessary. However, the table below includes the historical financial information of TruePosition, which is included in the consolidated statements of operations for the year ended December 31, 2014.

December 31,
2014
amounts in millions
Revenue	$57
Earnings (loss) before income taxes	$(6)
Net earnings (loss) attributable to Liberty stockholders	$(8)

As a result of the Broadband Spin-Off and repurchases of Series A Liberty Media Corporation common stock, the Company’s additional paid-in capital balance was in a deficit position as of December 31, 2015. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($499 million) to retained earnings as of December 31, 2015.

During August 2014, Liberty Interactive completed the distribution of Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”) (the “TripAdvisor Spin-Off”). During July 2016, Liberty Interactive completed the spin-off of CommerceHub, Inc. (“CommerceHub”) (the “CommerceHub Spin-Off”). During November 2016, Liberty Interactive completed the split-off of Liberty Expedia Holdings, Inc. (“Expedia Holdings”) (the “Expedia Holdings Split-Off”). Following the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off, Broadband Spin-Off, CommerceHub Spin-Off and Expedia Holdings Split-Off, Liberty, Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings operate as separate publicly traded companies, none of which has any stock ownership, beneficial or otherwise, in the other (except that Liberty Interactive owns shares of Liberty Broadband’s Series C non-voting common stock). In connection with the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off, Broadband Spin-Off, CommerceHub Spin-Off and Expedia Holdings Split-Off, Liberty entered into certain agreements with Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings, respectively, in order to govern ongoing relationships between the companies and to provide for an orderly transition. As a result, these entities are considered related parties of the Company for accounting purposes through the dates of the respective transactions. These agreements include Reorganization Agreements (excluding CommerceHub, Expedia Holdings and Liberty TripAdvisor), Services Agreements, Facilities Sharing Agreements (excluding CommerceHub), a Lease Agreement (in the case of the Starz Spin-Off only) and with respect to Starz and Liberty Broadband, Tax Sharing Agreements. The Reorganization, Services and Facilities Sharing Agreements entered into with Liberty Interactive were assigned from Starz to Liberty in connection with the Starz Spin-Off.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband following the Split-Off, Starz Spin-Off and Broadband Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's and Starz's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband and Expedia Holdings at Liberty's corporate headquarters.  Under these various agreements, approximately $21 million, $23 million and $15 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2016, 2015 and 2014, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index. The Lease Agreement expires on December 31, 2023 and contains an extension option.

The Tax Sharing Agreements provide for the allocation and indemnification of tax liabilities and benefits between Liberty and each of Starz and Liberty Broadband as well as other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreements, Liberty has generally agreed to indemnify Starz and Liberty Broadband for taxes and losses resulting from the failure of the Starz Spin-Off and the Broadband Spin-Off, respectively, to qualify for tax-free treatment. However, Starz will be responsible for any such taxes and losses related to the Starz Spin-Off which (i) result primarily from the breach of certain restrictive covenants made by Starz, or (ii) result from Section 355(e) of the Internal Revenue Code of 1986 (the “Code”) applying to the Starz Spin-Off as a result of the Starz Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Starz, and Liberty Broadband will be responsible for any such taxes and losses related to the Broadband Spin-Off which (i) result primarily from the breach of certain restrictive covenants made by Liberty Broadband, or (ii) result from Section 355(e) of the Code applying to the Broadband Spin-Off as a result of the Broadband Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty Broadband. In February 2014, the IRS and Starz entered into a closing agreement which provided that the Starz Spin-Off qualified for tax-free treatment to Starz and Liberty.    In September 2015, Liberty entered into a closing agreement with the IRS which provided that the Broadband Spin-Off qualified for tax-free treatment.

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

The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016.  In the Recapitalization, each issued and outstanding share of Liberty Media Corporation common stock was reclassified and exchanged for (a) 1 share of the corresponding series of Liberty SiriusXM common stock, (b) 0.1 of a share of the corresponding series of Liberty Braves common stock and (c) 0.25 of a share of the corresponding series of Liberty Formula One common stock on April 15, 2016. Cash was paid in lieu of the issuance of any fractional shares. In May

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

2016, the IRS completed its review of the Recapitalization and notified Liberty that it agreed with the nontaxable characterization of the transaction. The operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate. However, the information in the following footnotes has been presented by tracking stock groups for all periods presented in order to enhance the information provided to users of these financial statements.

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K respectively; and Series A, Series B and Series C Liberty Media common stock traded or were quoted under the symbols LMCA/B/K, respectively. Shortly following the Second Closing (as defined below) of the acquisition of Formula 1, the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock trade on the Nasdaq Global Select Stock Market and Series B Liberty Braves common stock is quoted on the OTC Markets. Series A and Series C Liberty Formula One common stock continue to trade on the Nasdaq Global Select Market and the Series B Liberty Formula One common stock continues to be quoted on the OTC Markets. Although the Second Closing, and the corresponding tracking stock name and the ticker symbol change, were not completed until January 23 and 24, 2017, respectively, historical information of the Liberty Media Group and Liberty Media common stock is referred to herein as the Formula One Group and Liberty Formula One common stock, respectively.

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay the Intergroup Note (as defined below) and for working capital purposes. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves common stock at a subscription price of $12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016.  Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Braves Group. In September 2016, the IRS completed its review of the distribution of the Series C Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

Additionally, as a result of the Recapitalization, the 1.375% Cash Convertible Senior Notes due 2023 are now convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty Media Corporation common stock was reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard the Recapitalization-related adjustments to the outstanding Series A Liberty Media Corporation common stock warrants as well as the outstanding cash convertible note hedges and purchased call options. See note 10 for a more detailed discussion of the amendments made to these financial instruments as a result of the Recapitalization.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

As discussed in more detail in note 7, on September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty’s interest in Delta Topco and by extension Formula 1 is attributed to the Liberty Formula One Group (the “Formula One Group”). Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). Liberty’s acquired interest in Formula 1, along with existing Formula 1 cash and debt (which is non-recourse to Liberty), is attributed to the Formula One Group.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as SIRIUS XM or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2016, the Liberty SiriusXM Group has cash and cash equivalents of approximately $287 million, which includes $214 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. Liberty attributed to the Braves Group its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. Also upon the Recapitalization, Liberty had attributed to the Braves Group all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. As previously discussed, the $150 million outstanding under the Intergroup Note was repaid during June 2016 using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds were attributed to the Braves Group. As of December 31, 2016, the Braves Group has cash and cash equivalents of approximately $107 million, which includes subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. Liberty attributed to the Formula One Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), the recovery received in connection with the Vivendi lawsuit, cash as well as

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. As of December 31, 2016, the Formula One Group has cash and cash equivalents of approximately $168 million.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.5% intergroup interest in the Braves Group at December 31, 2016. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Company’s board of directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the cancellation of the outstanding interest, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty's tracking stock groups.

(3)Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $9 million and $6 million at December 31, 2016 and 2015, respectively. Activity in the year ended December 31, 2016 included an increase of $56 million of bad debt charged to expense and $53 million of write-offs. Activity in the year ended December 31, 2015 included an increase of $47 million of bad debt charged to expense and $49 million of write-offs. Activity in the year ended December 31, 2014 included an increase of $45 million of bad debt charged to expense and $41 million of write-offs.

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Under other relevant GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $489 million and $450 million as of December 31, 2016 and 2015, respectively.

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

The Company continually reviews its equity investments and its AFS securities which are not Fair Value Option Securities to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for AFS securities which are not Fair Value Option Securities (as defined below) are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

Fair Value of Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2016	December 31, 2015
		amounts in millions
Land	NA	$191	101
Buildings and improvements	10 - 40 years	144	164
Support equipment	3 - 20 years	316	312
Satellite system	15 years	1,668	1,628
Construction in progress	NA	863	382
Total property and equipment		$3,182	2,587

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $186 million, $207 million and $209 million, respectively.

A portion of the interest on funds borrowed to finance the construction of the Braves ballpark and mixed-use development as well as the launch of SIRIUS XM’s satellites and launch vehicles is capitalized. Capitalized interest is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2016 and 2015 was approximately $8 million and $2 million, respectively, which primarily related to the construction of the Braves ballpark and mixed-use development.  Capitalized interest costs were less than a million dollars for the year ended December 31, 2014.

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

December 31, 2016, 2015 and 2014

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Revenue Recognition

Revenue is recognized as follows:

•

Revenue from SIRIUS XM subscribers is recognized as it is realized or realizable and earned. Subscription fees are recognized as SIRIUS XM’s services are provided. Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to SIRIUS XM’s service, certain of which are prepaid. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation. No revenue is recognized for unpaid trial subscriptions.

•

SIRIUS XM recognizes revenue from the sale of advertising as the advertising is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for advertising inventory and are reported as a reduction of advertising revenue. SIRIUS XM pays certain third parties a percentage of advertising revenue.  Advertising revenue is recorded gross of revenue share payments made to certain third parties, which are recorded to Revenue share and royalties during the period in which the advertising is transmitted.

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

•

Revenue for Braves Holdings ticket sales, local radio and television rights, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Prior to 2016, concession revenue was recognized as commissions were earned from the sale of food and beverage at the stadium in accordance with agreements with the Company's concessions vendors. Beginning in 2016, Braves Holdings brought its retail operations in-house and engaged a new concessions operator. As a result, concession revenue is recognized on a per game basis during the baseball season. Major League Baseball (“MLB”) revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB clubs. Sources of MLB revenue include distributions from the MLB Central Fund, distributions from MLB Properties and revenue sharing income, if applicable.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company currently does not plan to early adopt this new guidance. We have identified the Company’s various revenue streams and are currently working with our subsidiaries to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

Cost of Subscriber Services

Revenue Share

SIRIUS XM shares a portion of its subscription revenue earned from self-pay subscribers and paid promotional subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Such shared revenue is recorded as an expense and not as a reduction to revenue.

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

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in Subscriber acquisition costs because SIRIUS XM is responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chipsets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chipsets not held on consignment are expensed as subscriber acquisition costs when the automaker confirms receipt.

Advertising Costs

Advertising expense aggregated $230 million, $210 million and $207 million for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising costs are primarily attributable to costs incurred by SIRIUS XM. Media-related

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred. These costs are reflected in the selling, general and administrative expenses line in our consolidated statements of operations.

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM as discussed in note 14:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Cost of subscriber services:
Programming and content	$21	19	17
Customer service and billing	4	5	5
Other	5	8	8
Other operating expense	13	18	17
Selling, general and administrative	107	154	170
	$150	204	217

In March 2016, the FASB issued new accounting guidance on share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. We early adopted this new guidance in the third quarter of 2016. The Company has applied the new guidance prospectively from January 1, 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company has recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016 in the amount of $66 million. The presentation changes for excess tax benefits have been applied retrospectively in the consolidated statements of cash flows, resulting in $75 million, $19 million and $3 million of excess tax benefits for the years ended December 31, 2016, 2015 and 2014, respectively, reclassified from cash flows from financing activities to cash flows from operating activities.

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

December 31, 2016, 2015 and 2014

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

As discussed in note 2, on April 15, 2016, the Company completed a recapitalization of its common stock into three new tracking stock groups, one designated as the Liberty SiriusXM common stock, one designated as the Liberty Braves common stock and one designated as the Liberty Media common stock. As further discussed in note 2, the Liberty Media common stock was renamed Liberty Formula One common stock on January 24, 2017 shortly after the Second Closing. The operating results prior to the Recapitalization are attributed to Liberty Media Corporation stockholders in the aggregate, and the operating results subsequent to the Recapitalization are attributed to the respective tracking stock groups.

Excluded from diluted EPS for the period subsequent to the Recapitalization through December 31, 2016 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (note 10), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined and discussed in note 10) may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculation is based on the following weighted average shares outstanding (“WASO”) of Liberty's common stock. As discussed in note 1, on July 23, 2014 the Company completed a stock dividend of two shares of Series C Liberty Media Corporation common stock for every share of Series A or Series B Liberty Media Corporation common stock held as of the record date. Therefore, all prior period outstanding share amounts for purposes of the calculation of EPS have been retroactively adjusted for comparability. Excluded from diluted EPS for the years ended December 31, 2016, 2015 and 2014 are 23 million, 22 million and 21 million potential common shares, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined and discussed in note 10) because their inclusion would be anti-dilutive.

	January 1, 2016 through April 15, 2016	Year ended December 31, 2015	Year ended December 31, 2014
	number of shares in millions
Basic WASO	335	338	342
Potentially dilutive shares	2	2	3
Diluted WASO	337	340	345

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

April 18, 2016 through December 31, 2016
number of shares in millions
Basic WASO	335
Potentially dilutive shares	2
Diluted WASO	337

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

April 18, 2016 through December 31, 2016 (a)(b)(c)
number of shares in millions
Basic WASO	46
Potentially dilutive shares	9
Diluted WASO	55

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
(c)

As discussed in note 2, following the Recapitalization and Series C Liberty Braves common stock rights offering, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group was adjusted to 9,084,940 shares. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Braves Group has net earnings, the notional shares representing the intergroup interest are included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. In periods where the Braves Group has net earnings, an

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

April 18, 2016 through December 31, 2016 (a)
amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(30)
Unrealized (gain) loss on the intergroup interest	27
Diluted earnings (loss) attributable to Liberty Braves shareholders	$(3)

(a)

Unrealized gains on the intergroup interest are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the gain would be antidilutive.

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

April 18, 2016 through December 31, 2016
number of shares in millions
Basic WASO	84
Potentially dilutive shares	1
Diluted WASO	85

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Recent Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required.  The Company adopted this guidance during the year ended December 31, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Companies are required to use a modified retrospective approach to adopt this guidance. The Company has not yet determined the effect of the standard on its ongoing financial reporting. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal year, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

(4)   SIRIUS XM Transactions

Liberty obtained a controlling interest and began consolidating SIRIUS XM on January 18, 2013. As of December 31, 2016, we owned approximately 67% of the outstanding equity interest in SIRIUS XM

On October 9, 2013, Liberty entered into a share repurchase agreement with SIRIUS XM pursuant to which SIRIUS XM agreed to acquire approximately 136.6 million SIRIUS XM shares for $500 million. Approximately 43.7 million shares were repurchased in 2013 for $160 million in proceeds and the remaining shares were repurchased in 2014 for proceeds of $340 million. The retirement of SIRIUS XM shares on a consolidated basis did not significantly impact the consolidated results as it only required an adjustment to noncontrolling interest as the shares were repurchased and retired. Additionally, during 2014, SIRIUS XM entered into certain accelerated share repurchase agreements pursuant to which SIRIUS XM repurchased approximately 223.2 million shares for approximately $756 million. SIRIUS XM also repurchased approximately 420.1 million, 524.2 million and 423.0 million shares of SIRIUS XM common stock under its

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

stock repurchase program during the years ended December 31, 2016, 2015 and 2014, respectively, for $1.7 billion, $2.0 billion and $1.4 billion, respectively. Liberty continues to maintain a controlling interest in SIRIUS XM following the completion of the share repurchases.

In August 2008, SIRIUS XM issued $550 million aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “SIRIUS Exchangeable Notes”). The SIRIUS Exchangeable Notes were exchangeable at any time at the option of the holder into shares of SIRIUS XM common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. All holders of the SIRIUS Exchangeable Notes converted prior to maturity on December 1, 2014. During the year ended December 31, 2014, $502 million principal amount of the SIRIUS Exchangeable Notes were converted in a non-cash financing transaction, resulting in the issuance of 272,855,859 shares of SIRIUS XM common stock. No loss was recognized as a result of the conversion. In connection with the conversion, Liberty received 5,974,510 shares of SIRIUS XM common stock upon maturity of the SIRIUS Exchangeable Notes.

(5)   Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	—	1
Intangibles not subject to amortization	—	—	24
Intangibles subject to amortization	—	—	36
Net liabilities assumed	—	—	(12)
Deferred tax liabilities	—	—	(2)
Cash paid for acquisitions, net of cash acquired	$—	—	47

Stock repurchased by subsidiary not yet settled	$23	24	26

Cash paid for interest, net of amounts capitalized	$327	295	232

Cash paid for income taxes	$69	3	20

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Liberty's assets and liabilities measured at fair value are as follows:

	December 31, 2016			December 31, 2015
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$289	289	—	68	68	—
Available-for-sale securities	$489	489	—	474	425	49
Financial instrument assets	$286	16	270	232	—	232
Debt	$1,546	—	1,546	995	—	995

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. The Company notes that these assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. The fair value of debt related instruments are based on quoted market prices but not considered to be traded on "active markets," as defined by GAAP. Accordingly, those available-for-sale securities, financial instruments and debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2016	2015	2014

Fair Value Option Securities	$112	(151)	80
Cash convertible notes (a)	(113)	(5)	12
Change in fair value of bond hedges (a)	37	23	(89)
Other derivatives (b)	1	(7)	35
	$37	(140)	38

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

(b)

Derivatives are marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). During September 2014, Liberty entered into a forward contract to acquire up to 15.9 million shares of Live Nation common stock. Prior to the contract’s original expiration during March 2015, the Company extended the contract through October 15, 2015 with expiration occurring on the sixtieth day following the completion of the counterparty’s initial hedge, which was November 27, 2015 and settlement occurring on December 2, 2015. The counterparty acquired the maximum number of Live Nation shares of common stock at a volume weighted average share price of $24.93 per share during September 2015. Liberty settled the contract for $396 million paid to the counterparty. During June

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

2016, Braves Holdings entered into two interest rate swap arrangements with a notional value of $50 million related to certain of its variable rate loans. The interest rate swaps are marked to market each period based on changes in the LIBOR rate. The interest rate swaps are scheduled to mature in June 2019.

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

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	December 31, 2016	December 31, 2015
	amounts in millions
Liberty SiriusXM Group
Other AFS and cost investments	$—	—
Total attributed Liberty SiriusXM Group	—	—

Braves Group
Other AFS and cost investments	8	8
Total attributed Braves Group	8	8

Formula One Group
Fair Value Option Securities
Time Warner (a)	411	275
Viacom (b)	65	76
Other equity securities	13	74
Other debt securities	—	25
Total Fair Value Option Securities	489	450
AFS and cost investments
Formula 1	759	—
Live Nation debt securities (c)	—	24
Other AFS and cost investments	53	51
Total AFS and cost investments	812	75
Total attributed Formula One Group	1,301	525

Consolidated Liberty	$1,309	533

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of December 31, 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(b)	During the year ended December 31, 2015, Liberty sold 1.8 million shares of Viacom common stock for approximately $122 million in proceeds.
(c)	Liberty redeemed the Live Nation debt securities at face value during October 2016.

Formula 1

On September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The transactions contemplated by the first purchase agreement were completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million discount that was repaid by Liberty to selling stockholders upon completion of the Second Closing). On October 27, 2016, under the terms of the first purchase agreement, Liberty acquired an additional $13 million incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in the Second Closing. Prior to the Second Closing, CVC continued to be the controlling shareholder of Formula 1, and Liberty did not have any voting interests or board representation in Formula 1. As a result, we concluded that we did not have significant influence over Formula 1, and therefore our initial investment in Formula 1 was accounted for as a cost investment until the completion of the Second Closing, at which time we began consolidating Formula 1.

The $8.0 billion transaction price for the acquisition represents an enterprise value for Formula 1 of approximately $8.0 billion and an equity value of approximately $4.4 billion, calculated at the time of the first closing. The $5.0 billion consideration was comprised of $3.05 billion of cash, $1.6 billion represented by approximately 56 million newly issued shares of Series C Liberty Formula One common stock and a $351 million debt instrument issued by Delta Topco and exchangeable into shares of Series C Liberty Formula One common stock.

In connection with the transaction, Liberty entered into a $500 million margin loan on November 8, 2016, secured by shares of Live Nation and Viacom public equity securities held by Liberty (the ‘‘Live Nation Margin Loan’’). No amounts were drawn on the Live Nation Margin Loan at December 31, 2016. Liberty drew approximately $350 million to use for the purchase of Formula 1, on January 23, 2017, leaving $150 million available to be drawn. See note 10 for additional discussion regarding the Live Nation Margin Loan.

At the Second Closing, the cash component of the consideration payable to the selling shareholders in the Formula 1 acquisition was increased by $1.55 billion, the amount paid by certain third party investors in exchange for 62 million newly issued shares of Series C Liberty Formula One common stock to certain third party investors at a price per share of $25.00. The issuance of these shares was consummated concurrently with the Second Closing on January 23, 2017. These newly issued shares of Series C Liberty Formula One common stock are subject to market co-ordination and lock-up agreements. As a result, the stock component of the consideration payable to the selling shareholders in the Formula 1 acquisition was decreased by 62 million shares.

Also concurrently with the Second Closing, the Company used a portion of the net proceeds of its $450 million cash convertible senior notes offering, as discussed in note 10, to increase the cash consideration payable to the selling shareholders by approximately $400 million and retain in treasury the approximately 19 million shares of Series C Liberty Formula One common stock that would otherwise have been issued to the selling shareholders based on the per share purchase price of $21.26.  These shares of Series C Liberty Formula One common stock will be reserved by the Company for possible sale to the Formula 1 teams.  To the extent such shares are not sold to Formula 1 teams within six months following the Second Closing, the shares will be retired.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In connection with the Second Closing, Delta Topco issued $351 million subordinated exchangeable notes, upon the conversion of certain outstanding Delta Topco loan notes, that bear interest at 2% per annum and mature in July 2019, exchangeable into cash or newly issued shares of Series C Liberty Formula One common stock. See note 10 for additional discussion of this debt instrument.

Unrealized Holding Gains and Losses

There were no unrealized holding gains or losses related to investments in AFS securities at December 31, 2016 or 2015.

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2016, and the carrying amount at December 31, 2015:

	December 31, 2016			December 31, 2015
	Percentage	Market	Carrying	Carrying
	ownership	Value	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	37%	$179	$164	153
Total Liberty SiriusXM Group			164	153

Braves Group
Other	NA	NA	61	39
Total Braves Group			61	39

Formula One Group
Live Nation	34%	$1,853	731	764
Other	various	NA	161	159
Total Formula One Group			892	923
Consolidated Liberty			$1,117	1,115

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table presents the Company's share of earnings (losses) of affiliates:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$13	(1)	5
Total Liberty SiriusXM Group	13	(1)	5

Braves Group
Other	9	9	10
Total Braves Group	9	9	10

Formula One Group
Live Nation	(12)	(27)	(30)
Charter	NA	NA	(94)
Other	4	(21)	(4)
Total Formula One Group	(8)	(48)	(128)
Consolidated Liberty	$14	(40)	(113)

SIRIUS XM Canada

In the acquisition of SIRIUS XM on January 18, 2013, Liberty acquired an interest in Sirius XM Canada Holdings, Inc. (“SIRIUS XM Canada”) which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

SIRIUS XM has entered into agreements to provide SIRIUS XM Canada with the right to offer SIRIUS XM satellite radio service in Canada. The various license and service agreements with SIRIUS XM Canada will expire in 2017 and 2020. SIRIUS XM receives a percentage-based royalty of 10% and 15% for certain types of subscription revenue earned by SIRIUS XM Canada for the distribution of Sirius and XM platforms, respectively, royalties for activation fees and premium services and reimbursement for other charges. SIRIUS XM recognizes these payments on a gross basis as a principal obligor. The estimated fair value of deferred revenue from SIRIUS XM Canada as of the acquisition date was approximately $21 million, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. SIRIUS XM provides programming and content services and are reimbursed for certain product development, production and distribution of chipset radios, as well as for information technology and streaming support costs. At December 31, 2016, SIRIUS XM had approximately $6 million and $11 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. At December 31, 2015, SIRIUS XM had approximately $6 million and $14 million in related party assets and liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Additionally, SIRIUS XM recorded approximately $46 million, $56 million and $50 million in revenue for the years ended December 31, 2016, 2015 and 2014, respectively, associated with these various agreements in the other revenue line in the consolidated statements of operations. SIRIUS XM Canada declared and paid dividends to SIRIUS XM of $8 million, $16 million and $43 million during the years ended December 31, 2016, 2015 and 2014, respectively. These dividends were first recorded as a reduction to SIRIUS XM’s investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

On May 12, 2016, a subsidiary of SIRIUS XM, Sirius XM Radio Inc. (“Sirius XM Radio”), entered into an arrangement agreement (the “Arrangement Agreement”) with SIRIUS XM Canada. Pursuant to the Arrangement

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Agreement, SIRIUS XM Radio and certain Canadian shareholders will form a new company to acquire shares of SIRIUS XM Canada not already owned by them pursuant to a plan of arrangement (the “Transaction”). In connection with the Transaction, SIRIUS XM Canada’s shareholders will be entitled to elect to receive, for each share of SIRIUS XM Canada held, C$4.50 (U.S. $3.50 as of May 12, 2016) in (i) cash, (ii) shares of SIRIUS XM’s common stock, (iii) a security exchangeable for shares of SIRIUS XM’s common stock, or (iv) a combination thereof; provided that no more than 50% of the total consideration in the Transaction (or up to 35 million shares) will be issued in SIRIUS XM common stock and exchangeable shares. All of the obligations of SIRIUS XM Radio under the Arrangement Agreement are guaranteed by SIRIUS XM.

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

The Transaction has been approved by the shareholders of SIRIUS XM Canada and has received the required court approval. The Transaction remains subject to receipt of Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of all necessary approvals, the Transaction is expected to close early in the second quarter of 2017.

Charter

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase. Liberty accounted for the investment in Charter as an equity method affiliate based on the ownership interest obtained and the board seats held by Liberty appointed individuals. Liberty funded the purchase with a combination of cash on hand and new margin loan arrangements on approximately 20.3 million Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty's available for sale securities. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2.5 billion. The excess basis was primarily allocated to franchise fees, customer relationships, debt and goodwill based on a valuation of Charter's assets and liabilities. Our share of losses related to Charter included a loss of $60 million due to the amortization of the excess basis of our investment during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recognized $72 million in losses in its investment in Charter shares and warrants due to warrant and stock option exercises at Charter below Liberty's book basis per share. Dilution losses are included in the other, net line in the accompanying consolidated statements of operations. As discussed in note 1, Liberty’s investment in Charter was spun off to stockholders as part of the Broadband Spin-Off, which was completed on November 4, 2014. Liberty ceased recording the results of Charter in its financial statements as of the date of the completion of the Broadband Spin-Off.

(9)Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015.

Other intangible assets not subject to amortization, not separately disclosed, are tradenames ($930 million) at December 31, 2016 and 2015 and franchise rights owned by Braves Holdings ($143 million) as of December 31, 2016 and 2015. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. SIRIUS

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

XM's Federal Communications Commission (“FCC”) licenses are currently scheduled to expire in 2018, 2021, 2022 and 2025. Prior to expiration, SIRIUS XM is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes SIRIUS XM to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$830	(228)	602	838	(179)	659
Licensing agreements	316	(109)	207	316	(81)	235
Other	686	(423)	263	609	(406)	203
Total	$1,832	(760)	1,072	1,763	(666)	1,097

Customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $168 million, $155 million and $150 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based on its amortizable intangible assets as of December 31, 2016, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2017	$166
2018	$172
2019	$124
2020	$110
2021	$101

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(10) Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2016	2016	2015
Liberty SiriusXM Group
Corporate level notes and loans:
Margin loans	$250	250	250
Subsidiary notes and loans:
SIRIUS XM 5.875% Senior Notes due 2020	—	—	645
SIRIUS XM 5.75% Senior Notes due 2021	600	596	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	405	406
SIRIUS XM 4.25% Senior Notes due 2020	500	497	496
SIRIUS XM 4.625% Senior Notes due 2023	500	496	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,487	1,485
SIRIUS XM 5.375% Senior Notes due 2025	1,000	990	989
SIRIUS XM 5.375% Senior Notes due 2026	1,000	989	—
SIRIUS XM Credit Facility	390	390	340
SIRIUS XM leases	14	14	13
Less deferred financing costs		(7)	(7)
Total Liberty SiriusXM Group	6,154	6,107	5,709
Braves Group
Subsidiary notes and loans:
Notes and loans	338	338	147
Less deferred financing costs		(10)	(8)
Total Braves Group	338	328	139
Formula One Group
Corporate level notes and loans:
Liberty 1.375% Cash Convertible Notes due 2023	1,000	1,076	995
2.25% Exchangeable Senior Debentures due 2046	445	470	—
Other	36	37	38
Total Formula One Group	1,481	1,583	1,033
Total debt	$7,973	8,018	6,881
Less debt classified as current		(5)	(255)
Total long-term debt		$8,013	6,626

Liberty 1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013 Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes"). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the year ended December 31, 2014, in connection with the issuance of Series C Liberty Media Corporation common stock and the Broadband Spin-Off, as discussed in note 1, the conversion rate was adjusted to 21.0859 shares of Series A Liberty Media Corporation common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Series A Liberty Media Corporation common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

As a result of the Recapitalization, as discussed in note 2, the Convertible Notes are convertible into cash based on the Securities Basket. The supplemental indenture  entered into on April 15, 2016 in connection with the Recapitalization amends the conversion, adjustment and other provisions of the indenture to give effect to the Recapitalization and provides that the conversion consideration due upon conversion of any Convertible Note shall be determined as if references in the indenture to one share of Series A Liberty Media Corporation common stock were instead a reference to the Securities Basket, initially consisting of 0.10 of a share of Series A Liberty Braves common stock, 1.0 share of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock. The Series A Liberty Braves common stock component of the Securities Basket was adjusted to 0.1087 pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. As of December 31, 2016, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into the Bond Hedge Transaction. Liberty paid approximately $299 million for the Bond Hedge Transaction. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, is greater than the strike price of Series A Liberty Media Corporation common stock, which corresponds to the conversion price of the Convertible Notes. During the year ended December 31, 2014, in connection with the issuance of Series C Liberty Media Corporation common stock and the Broadband Spin-Off, as discussed in note 1, the number of shares covered by the Bond Hedge Transaction was adjusted to 21,085,900 shares of Series A Liberty Media Corporation common stock and the strike price was adjusted to $47.43 per share of Series A Liberty Media Corporation common stock, which corresponded to the adjusted conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2).  As of December 31, 2016, the basket price of the securities underlying the Bond Hedge Transaction was $44.58 per share. The bond hedge expires on October 15, 2023 and is included in other long-term assets as of December 31, 2016 and 2015 in the accompanying consolidated balance sheets, with changes in the fair value recorded in the Unrealized gains (losses) on financial instruments, net line item of the statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. The issuance of the warrants were recorded as a component of Additional paid-in capital. In connection with the Series C Liberty Media Corporation common stock issuance and the Broadband Spin-Off during 2014, as discussed in note 1, the number of warrants outstanding was adjusted to 21,085,900

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

with a strike price of $64.46 per share. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”).  As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of December 31, 2016, the basket price of the securities underlying the Amended Warrant Transactions was $44.58 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty used the net proceeds of the offering for the acquisition of an investment in Formula 1 during September 2016, as further described in note 7. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying consolidated statements of operations.

On October 22, 2016, AT&T Inc. (“AT&T”) and Time Warner announced that they entered into a definitive agreement under which AT&T will acquire Time Warner in a stock-and-cash transaction. The transaction is expected to close before year-end 2017, subject to approval by Time Warner shareholders and review by the U.S. Department of Justice, as well as potential review by the FCC. If the acquisition is consummated, in accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration would be paid as an extraordinary additional distribution to holders of debentures and the stock portion of the acquisition consideration would become reference shares attributable to the debentures. Additionally, if the acquisition is consummated, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares would be distributed by the Company to holders of the debentures as an additional distribution.

Liberty 1% Cash Convertible Notes due 2023

In connection with the Second Closing on January 23, 2017, Liberty issued $450 million convertible cash notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes will be 27.1091 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities. As discussed in note 7, Liberty used a portion of the net proceeds

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

of the 1% Convertible Notes to fund an increase to the cash consideration payable to the selling shareholders of Formula 1 by approximately $400 million.

Delta Topco Limited Exchangeable Redeemable Loan Notes

As discussed in note 7, in connection with the Second Closing on January 23, 2017, Delta Topco issued $351 million in subordinated exchangeable debt instruments (the “Exchangeable Notes”) upon the conversion of certain outstanding Delta Topco loan notes. The Exchangeable Notes bear interest at 2% annum, mature in July 2019 and are exchangeable into cash or newly issued shares of Series C Liberty Formula One common stock. Interest is payable by either, at the discretion of Delta Topco, (i) issuing payment-in-kind notes or (ii) cash. The Exchangeable Notes are attributed to the Formula One Group.

Exchangeable Notes may be exchanged at the option of the noteholder into shares of Series C Liberty Formula One common stock, subject to Delta Topco’s right to instead redeem such Exchangeable Notes for cash. At any time when the total principal amount of the Exchangeable Notes outstanding and owned by the noteholder or its affiliates is less than the total principal amount originally issued to such noteholder, then Delta Topco will have the right to require the noteholder to exchange any or all of such noteholder’s Exchangeable Notes for shares of Series C Liberty Formula One common stock or cash (at Delta Topco’s election). Additionally, if a noteholder proposes to transfer any of its Exchangeable Notes to a person other than a permitted transferee, then Delta Topco will have the option to redeem such Exchangeable Notes for cash. However, if Delta Topco does not timely exercise its right to effect this redemption for cash, then the Exchangeable Notes proposed to be transferred will be automatically exchanged prior to transfer into shares of Series C Liberty Formula One common stock. Although the exact number of shares of Series C Liberty Formula One common stock which may become issuable upon any of these events cannot be predicted, if all Exchangeable Notes were tendered in connection with a noteholder optional exchange on July 22, 2019, which is just before the maturity date, and assuming that all interest was paid in the form of payment-in-kind notes, the maximum number of shares of Series C Liberty Formula One common stock issuable upon exchange of the debentures would be approximately 15.7 million shares, assuming interest on the Exchangeable Notes is not issued in the form of payment-in-kind notes).

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

$750 Million Margin Loan due 2018

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit. The term loan and any drawn portion of the revolver bore interest at a rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based on value of collateral) with the undrawn portion carrying a fee of 0.75%. Other terms of the loan were substantially similar to the previous arrangement.

During October 2015, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $1 billion undrawn line of credit, which was scheduled to mature on October 25, 2016. As of December 31, 2015, shares of SIRIUS XM and Live Nation were pledged as collateral pursuant to this agreement. The new term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement.

During October 2016, Liberty amended this margin loan arrangement to provide for a similar financial instrument with a term loan of $250 million and a $500 million undrawn line of credit, which is scheduled to mature during October 2018. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.59% per annum at December 31, 2016. As of December 31, 2016, availability under the revolving line of credit was $500 million. 1,138.4 million shares of SIRIUS XM common stock held by Liberty with a value of $5,066 million were pledged as collateral to the $750 million margin loan due 2018 as of December 31, 2016, and shares of Live Nation common stock are no longer pledged as collateral under the new arrangement. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

$670 Million Margin Loan due 2015

On May 1, 2013, LMC Cheetah 2, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $670 million pursuant to a term loan with various lender parties ("$670 Million Margin Loan due 2015"). Shares of Charter common stock were pledged as collateral pursuant to this agreement. The $670 Million Margin Loan due 2015 was due May 1, 2015 and bore interest equal to the three-month LIBOR plus 3.25%, payable on the first day of each of February, May, August and November throughout the term of the loan. During 2013, Liberty fully drew the $670 Million Margin Loan due 2015. During the year ended December 31, 2014, Liberty fully repaid the $670 Million Margin Loan due 2015 and the shares previously pledged under the loan are no longer pledged as collateral.

$500 Million Margin Loan due 2018

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $500 million with various lender parties. 53.7 million shares of the Company’s Live Nation common stock with a value of $1,430 million and 1.9 million shares of the Company’s Viacom common stock with a value of $65 million were pledged as collateral to the loan as of December 31, 2016. This margin loan has a two year term and bears interest at a rate of LIBOR plus 2.25% and contains an undrawn commitment fee of 0.75% per annum. Interest on the term loan is payable on the first business day of each calendar quarter. This loan was undrawn as of December 31, 2016. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the Second Closing, as discussed in notes 2 and 7.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

SIRIUS XM Outstanding Debt

SIRIUS XM Senior Secured Revolving Credit Facility

In June 2015, SIRIUS XM amended an existing senior secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions to increase the total borrowing capacity under the Credit Facility to $1,750 million and to extend the maturity to June 2020. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM's assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility as of December 31, 2016 bore interest at a rate of 2.41% per annum. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% as of December 31, 2016 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of December 31, 2016, availability under the Credit Facility was $1,360 million.

SIRIUS XM 5.375% Senior Notes due 2026

In May 2016, SIRIUS XM issued $1.0 billion principal amount of new senior notes due July 2026 which bear interest at an annual rate 5.375% (“SIRIUS XM 5.375% Senior Notes due 2026”) with an original issuance discount of $11 million. The SIRIUS XM 5.375% Senior Notes due 2026 are recorded net of the remaining unamortized discount.

SIRIUS XM 5.875% Senior Notes Due 2020

During September 2013, SIRIUS XM issued $650 million of 5.875% Senior Notes Due 2020 ("5.875% Notes") for $643 million. Interest on the 5.875% Notes is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 5.875% per annum. Substantially all of SIRIUS XM's domestic wholly-owned subsidiaries guaranteed SIRIUS XM's obligations under the notes. During October 2016, SIRIUS XM redeemed $650 million principal amount of its 5.875% Senior Notes due 2020 for an approximate purchase price of $669 million, including premium, which resulted in the recognition of a loss on extinguishment of debt of approximately $24 million. This redemption was funded with $359 million of cash and cash equivalents and $310 million of borrowings under the Credit Facility.

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

In April 2014, SIRIUS XM entered into a supplemental indenture to the indenture governing the 5.25% Notes pursuant to which SIRIUS XM granted a first priority lien on substantially all of its assets and the guarantors to the holders of the 5.25% Notes. The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

SIRIUS XM Senior Notes Due 2020 and 2023

In May 2013, SIRIUS XM issued $500 million of Senior Notes due 2020 which bear interest at an annual rate of 4.25% and $500 million of Senior Notes due 2023 which bear interest at an annual rate of 4.625%. SIRIUS XM received

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

Braves Holdings Notes

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. The new facility is expected to cost approximately $672 million and Braves Holdings expects to spend approximately $50 million in other costs and equipment related to the new ballpark. Funding for the ballpark will be split between Braves Holdings, Cobb County, the Cumberland Improvement District (“CID”) and Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). The Authority, the CID and Cobb County will be responsible for funding $392 million of ballpark related construction and Braves Holdings will be responsible for remainder of the cost, including cost overruns. The Authority issued $368 million in bonds during September 2015. Braves Holdings received $103 million of the bond proceeds during September 2015 as reimbursement for project costs paid for by Braves Holdings prior to the funding of the bonds. Funding for ballpark initiatives by Braves Holdings has come from cash reserves and utilization of two credit facilities.

During September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan bore interest at LIBOR plus an applicable spread between 1.50% and 1.75% (based on the debt service coverage ratio) per annum and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. In connection with entering into the Braves Senior Secured Note during August 2016 (discussed below), Braves Holdings partially repaid and reduced the capacity on the Braves Term Loan from $345 million to $130 million. The interest rate on the Braves Term Loan was 2.37% as of December 31, 2016. The Braves Term Loan is scheduled to mature during August 2021. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $250 million to $85 million for a total capacity under the credit facilities of $185 million. As of December 31, 2016, the weighted average interest rate on the credit facilities was 1.88%. As of December 31, 2016, Braves Holdings has borrowed approximately $70 million under the Braves Term Loan and two credit facilities.

During August 2016, a subsidiary of Braves Holdings entered into a $200 million senior secured note which was funded during October 2016 (the “Braves Senior Secured Note”). The Braves Senior Secured Note bears interest at 3.77% per annum, payable semi-annually in arrears. The Braves Senor Secured Note is scheduled to mature during September 2041. A portion of the proceeds from the Braves Senior Secured Note were used to partially repay the Braves Term Loan, and the remaining funds will be used to finance the stadium construction.

Due to Braves Holdings providing the initial funding of the project and its ownership of the land during the initial construction period, until the initial reimbursement by the Authority during September 2015 at which time the land was

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities. The estimated cost for mixed-use development, known as The Battery Atlanta, is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $490 million, which Braves Holdings intends to fund with a mix of approximately $200 million in equity and $290 million in new debt.  In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options.  Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with step-downs upon lease of the mixed use facilities at the completion of construction. As of December 31, 2016, $63 million was drawn on these facilities with a weighted average interest rate of 2.75%. As discussed in note 7, 464 thousand Time Warner shares with a fair value of $45 million were pledged as collateral to these facilities as of December 31, 2016. Additionally, in August 2016, a subsidiary of Braves Holdings entered into a credit facility with an availability of $30 million to fund a portion of the entertainment venue as part of the mixed use development. This facility matures during August 2020 and contains one twelve month extension option. The credit facility bears interest at LIBOR plus 3.25%, with a step-down upon completion of construction. As of December 31, 2016, the interest rate on this facility was 3.80%, and $5 million was drawn.

As of December 31, 2016, approximately $618 million has been spent to-date on the baseball facility, of which approximately $373 million of funding has been provided by the Authority, and $309 million has been spent to date on the mixed-use development.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM's leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures. Additionally, SIRIUS XM's Credit Facility and other borrowings contain certain non-financial covenants. As of December 31, 2016, the Company, SIRIUS XM and Braves Holdings were in compliance with all debt covenants.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities is as follows (amounts in millions):

December 31,
2016
SIRIUS XM 5.75% Senior Notes due 2021	$627
SIRIUS XM 5.25% Senior Secured Notes due 2022	$419
SIRIUS XM 4.25% Senior Notes due 2020	$508
SIRIUS XM 4.625% Senior Notes due 2023	$496
SIRIUS XM 6% Senior Notes due 2024	$1,574
SIRIUS XM 5.375% Senior Notes due 2025	$1,001
SIRIUS XM 5.375% Senior Notes due 2026	$979

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2016.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2017	$7
2018	$355
2019	$40
2020	$912
2121	$607

(11)Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Current:
Federal	$(39)	(17)	18
State and local	(29)	(17)	7
Foreign	—	(1)	—
	(68)	(35)	25
Deferred:
Federal	(388)	(145)	(103)
State and local	(39)	(30)	12
Foreign	—	—	—
	(427)	(175)	(91)
Income tax benefit (expense)	$(495)	(210)	(66)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Computed expected tax benefit (expense)	$(497)	(160)	(161)
Liquidation of consolidated subsidiaries	—	—	107
Dividends received deductions	11	2	99
Taxable dividends not recognized for book purposes	(11)	—	—
Sale of subsidiary shares to subsidiary treated as a dividend for tax	—	—	(123)
State and local income taxes, net of federal income taxes	(46)	(1)	(4)
Federal tax credits	67	—	—
Change in valuation allowance affecting tax expense	(1)	(44)	(2)
Recognition of tax benefits not previously recognized, net	—	—	11
Other, net	(18)	(7)	7
Income tax benefit (expense)	$(495)	(210)	(66)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

For the year ended December 31, 2016 the significant reconciling item, as noted in the table above, is state income taxes offset with federal income tax credits claimed by SIRIUS XM related to research and development activities.

For the year ended December 31, 2015 the significant reconciling item, as noted in the table above, is a $44 million increase in the valuation allowance due to the effect of a tax law change in the District of Columbia (“D.C.”) which reduces the future allocation of SIRIUS XM’s taxable income in D.C. As a result, SIRIUS XM expects it will utilize less of its D.C. net operating losses in the future, resulting in a $44 million increase in the valuation allowance offsetting the deferred tax asset for these net operating losses.

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

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2016	2015
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards and tax credits	$1,381	1,795
Accrued stock compensation	136	140
Other accrued liabilities	102	76
Deferred revenue	761	729
Other future deductible amounts	20	7
Deferred tax assets	2,400	2,747
Valuation allowance	(50)	(49)
Net deferred tax assets	2,350	2,698
Deferred tax liabilities:
Investments	81	67
Fixed assets	330	313
Intangible assets	3,961	3,955
Discount on debt	3	30
Deferred tax liabilities	4,375	4,365
Net deferred tax liabilities	$2,025	1,667

SIRIUS XM's deferred tax assets and liabilities are included in the amounts above although SIRIUS XM's deferred tax assets and liabilities are not offset with Liberty's deferred tax assets and liabilities as SIRIUS XM is not included in the consolidated group tax return of Liberty. Liberty's acquisition of a controlling interest in SIRIUS XM's outstanding common stock during January 2013 did not cause a change in control under Section 382 of the Code.

The Company's net increase in the valuation allowance of $1 million in 2016 was recorded entirely to income tax expense.

At December 31, 2016, the Company had federal and state net operating loss carryforwards for income tax purposes which, if not utilized to reduce taxable income in future periods, will expire on various dates through 2035. The Company's

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

federal net operating loss carryforwards are primarily attributable to those at the SIRIUS XM level ($3.2 billion, $1.3 billion tax effected).

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2016	2015	2014
	amounts in millions
Balance at beginning of year	$254	2	30
Reductions for tax positions of prior years	(1)	—	(11)
Lapse in the statute of limitations	—	—	(17)
Increase in tax positions for current year	51	—	—
Increase in tax positions from prior years	—	252	—
Increase in tax positions from acquisition	—	—	—
Balance at end of year	$304	254	2

As of December 31, 2016, the Company had recorded tax reserves of $304 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, less than $199 million dollars would be reflected in the Company's tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2016 will significantly increase or decrease during the twelve-month period ending December 31, 2017; however, various events could cause our current expectations to change in the future. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2016, the Company's tax years prior to 2012 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2013 through 2015 tax years. The Company's tax loss carryforwards from its 2011 through 2015 tax years are still subject to adjustment. The Company's 2016 tax year is being examined currently as part of the IRS's Compliance Assurance Process program. Various states are currently examining the Company's prior years state income tax returns. Sirius XM, which does not consolidate with Liberty for income tax purposes, has certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2016, the Company had less than a million dollars in accrued interest and penalties recorded related to uncertain tax positions.

(12)Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's board of directors.  As of December 31, 2016, no shares of preferred stock were issued.

Common Stock

As discussed in note 2, on April 15, 2016, the Company completed a recapitalization of its common stock into three new tracking stock groups, one designated as the Liberty SiriusXM common stock, one designated as the Liberty Braves common stock and one designated as the Liberty Media common stock. As further discussed in note 2, the Liberty Media common stock was renamed Liberty Formula One common stock on January 24, 2017 shortly after the Second Closing.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate, and the operating results subsequent to the Recapitalization are attributed to the respective tracking stock groups.

As discussed in note 1, on July 23, 2014, holders of Series A and Series B Liberty Media Corporation common stock received a dividend of two shares of Series C Liberty Media Corporation common stock for each share of Series A or Series B Liberty Media Corporation common stock held by them as of July 7, 2014.

Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One common stock have one vote per share, Series B Liberty SiriusXM, Liberty Braves and Liberty Formula One common stock have ten votes per share and Series C Liberty SiriusXM, Liberty Braves and Liberty Formula One common stock have no votes per share. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group.  All series of our common stock participate on an equal basis with respect to dividends and distributions.

Purchases of Common Stock

During the year ended December 31, 2015, the Company repurchased 9.2 million shares of Series A and Series C Liberty Media Corporation common stock for aggregate cash consideration of $350 million under the authorized repurchase program. All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance.

There were no repurchases of Liberty common stock made pursuant to the Company’s authorized repurchase program during the years ended December 31, 2014 and 2016.

Dividends Declared by Subsidiary

On October 26, 2016, SIRIUS XM’S board of directors declared the first quarterly dividend on SIRIUS XM common stock in the amount of $0.01 per share of common stock to stockholders of record on November 9, 2016. The dividend was paid in cash on November 30, 2016 in the amount of $48 million, of which Liberty received $32 million. SIRIUS XM’S board of directors expects that this dividend will be the first of regular quarterly dividends, in an aggregate amount of $0.04 per share of common stock per year. On January 24, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock, payable on February 28, 2017 to stockholders of record at the close of business on February 7, 2017.

(13)Related Party Transactions with Officers and Directors

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

December 31, 2016, 2015 and 2014

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

Beginning in 2015, the CEO receives annual performance-based options to purchase shares of Series C Liberty Formula One common stock with a term of 7 years (the “Performance Options”) and performance-based restricted stock units with respect to Series C Liberty Formula One common stock (the “Performance RSUs” and together with the Performance Options, the “Performance Awards”) during the employment term.  Grants of Performance Awards will be allocated between Liberty and Liberty Interactive. The aggregate target amount to be allocated between Liberty and Liberty Interactive will be $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019. Vesting of the Performance Awards will be determined based on satisfaction of performance metrics that will be set by Liberty and Liberty Interactive’s respective compensation committees in the first quarter of each applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year, except that the CEO will forfeit his unvested Performance Awards if his employment is terminated for any reason before the end of the applicable year. In addition, Liberty and Liberty Interactive’s compensation committees may grant additional Performance Awards, with a value of up to 50% of the target amount allocated to Liberty for the relevant year (the “Above Target Awards”), and the compensation committees may determine to establish additional performance metrics with respect to such Above Target Awards.

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

December 31, 2016, 2015 and 2014

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

(14)Stock-Based Compensation

Liberty - Incentive Plans

Pursuant to the Liberty Media Corporation 2013 Incentive Plan (amended and restated as of March 31, 2015) (the "2013 Plan"), the Company may grant Awards to purchase shares of Series A, Series B and Series C Liberty Media Corporation common stock. The 2013 Plan provides for Awards to be made in respect of a maximum of 98.7 million shares of Liberty Media Corporation common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards. The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

Pursuant to the Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (the "2013 NDIP"), the Liberty board of directors has the full power and authority to grant eligible nonemployee directors stock options, stock appreciation rights (“SARs”), stock options with tandem SARs, and restricted stock.

In connection with the Recapitalization, all outstanding Awards with respect to Liberty Media Corporation common stock (“Liberty Awards”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Award received new corresponding equity awards relating to shares of one or more series of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock (collectively, the “Adjusted Liberty Awards”).

The exercise prices and number of shares subject to the Adjusted Liberty Awards were determined based on 1) the exercise prices and number of shares subject to the Liberty Award, 2) the distribution ratios, 3) the pre-Recapitalization trading price of Liberty Media Corporation common stock and 4) the post-Recapitalization trading prices of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock, such that all of the pre-Recapitalization value of the Liberty Awards was allocated among the Adjusted Liberty Awards.

On July 23, 2014 a dividend of Series C Liberty Media Corporation common stock was distributed and adjustments to the Awards outstanding were required to reflect the changes to the capital structure of the Company. For every Series A Award held, two Series C Awards were issued with an exercise price equal to one third the exercise price of the outstanding Award. Additionally, the exercise price of the outstanding Series A Awards was adjusted to one third the exercise price associated with such Award. The change to outstanding Awards did not change the aggregate intrinsic value associated with the Awards outstanding just prior to the distribution and immediately following the distribution.

In connection with the Broadband Spin-Off during 2014, the holder of an outstanding Award to purchase shares of Series A, Series B, and Series C Liberty Media Corporation common stock (an “LMC Award”) received an Award to purchase shares of the corresponding series of Liberty Broadband common stock and an adjustment to the exercise price and number of shares subject to the original LMC Award.  Following the Broadband Spin-Off, employees of Liberty hold Awards in both Liberty common stock and Liberty Broadband common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty and included in the Company’s consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Liberty - Grants of stock options

Awards granted in 2016, 2015 and 2014 pursuant to the 2013 Plan and the 2013 NDIP discussed above are summarized as follows:

	Years ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
	Options	average	Options	average	Options	average
	granted	grant-date	granted	grant-date	granted	grant-date
	(000's)	fair value	(000's)	fair value	(000's)	fair value
Series A Liberty Media Corporation common stock	—	$—	—	$—	1	$38.86
Series C Liberty Media Corporation common stock	785	$8.90	2,476	$13.37	3,359	$11.09
Series C Liberty Formula One common stock	101	$4.89	NA	NA	NA	NA
Series C Liberty SiriusXM common stock	415	$7.50	NA	NA	NA	NA
Series C Liberty Braves common stock	41	$3.79	NA	NA	NA	NA

During the year ended December 31, 2016, in connection with our CEO’s employment agreement, Liberty granted approximately 775 thousand options of Series C Liberty Media Corporation common stock and 39 thousand performance-based restricted stock units of Series C Liberty Media Corporation common stock. Such options and restricted stock units had a weighted average GDFV of $8.91 per share and $37.76 per share, respectively, at the time they were granted. The majority of these options vested on December 31, 2016, and the performance-based restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

Also during the year ended December 31, 2016, Liberty granted 10 thousand, 101 thousand, 415 thousand and 41 thousand options to purchase shares of Series C Liberty Media Corporation common stock, Liberty Formula One common stock, Liberty SiriusXM common stock and Liberty Braves common stock, respectively. Such options had a weighted average GDFV of $8.33, $4.89, $7.50 and $3.79 per share, respectively, and mainly vest 50% each on December 31, 2019 and 2020.

During the year ended December 31, 2015, the Company granted a total of approximately 2.5 million options to purchase shares of Series C Liberty Media Corporation common stock. A portion of the options granted was comprised of 676 thousand options with a weighted average GDFV of $10.86 per share that vest annually over 3 years and 1.3 million options with a weighted average GDFV of $15.52 per share that vest 50% each on December 31, 2019 and 2020.

In connection with our CEO’s employment agreement, Liberty also granted 420 thousand performance-based options of Series C Liberty Media Corporation common stock and 34 thousand performance-based restricted stock units of Series C Liberty Media Corporation common stock during 2015. Such options and restricted stock units had a weighted average GDFV of $12.15 per share and $38.20 per share, respectively. The performance-based options and performance-based restricted stock units cliff vested in March 2016, upon satisfaction of certain performance objectives.

During the year ended December 31, 2014, Liberty granted 3.3 million options to purchase shares of Series C Liberty Media Corporation common stock to the CEO of Liberty in connection with his employment agreement (see note 13); of those options, one half vest on December 24, 2018 and the other half vest on December 24, 2019. The remainder of the options granted typically vest quarterly over a 4 year vesting period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2016, 2015 and 2014, the range of expected terms was 4.6 to 6.7 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2016, 2015 and 2014 grants.

	Volatility
2016 grants
Liberty options	22.6%	-	26.8%
2015 grants
Liberty options	24.7%	-	36.7%
2014 grants
Liberty options	28.2%	-	31.3%

Liberty - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

Liberty Media Corporation

Series A
			Weighted	Aggregate
			average	intrinsic
	Liberty		remaining	value
	Awards (000's)	WAEP	life	(in millions)
Outstanding at January 1, 2016	2,360	$23.36
Granted	—	$—
Exercised	(159)	$22.73
Forfeited/Cancelled	—	$—
Recapitalization adjustment	(2,201)	$23.41
Outstanding at December 31, 2016	—	NA	NA	NA
Exercisable at December 31, 2016	—	NA	NA	NA

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

	Series C
			Weighted	Aggregate
			average	intrinsic
	Liberty		remaining	value
	Awards (000's)	WAEP	life	(in millions)
Outstanding at January 1, 2016	10,613	$30.09
Granted	785	$37.66
Exercised	(371)	$22.50
Forfeited/Cancelled	(1)	$36.95
Recapitalization adjustment	(11,026)	$30.88
Outstanding at December 31, 2016	—	NA	NA	NA
Exercisable at December 31, 2016	—	NA	NA	NA

Liberty SiriusXM

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	2,235	$19.33
Granted	—	$—
Exercised	(217)	$18.78
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	2,018	$19.39	2.9	years	$31
Exercisable at December 31, 2016	1,991	$19.30	2.9	years	$30

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	11,154	$25.34
Granted	415	$31.97
Exercised	(556)	$18.98
Forfeited/Cancelled	(5)	$30.37
Outstanding at December 31, 2016	11,008	$25.91	4.7	years	$88
Exercisable at December 31, 2016	5,361	$22.23	3.7	years	$63

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Liberty Braves

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	207	$11.30
Granted	—	$—
Exercised	(18)	$11.34
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	189	$11.30	3.0	years	$2
Exercisable at December 31, 2016	186	$11.26	3.0	years	$2

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	1,071	$14.74
Granted	41	$15.93
Exercised	(39)	$11.12
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	1,073	$14.92	4.7	years	$6
Exercisable at December 31, 2016	518	$12.94	3.8	years	$4

Liberty Formula One

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	519	$11.56
Granted	—	$—
Exercised	(64)	$11.63
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	455	$11.55	3.0	years	$9
Exercisable at December 31, 2016	449	$11.51	3.0	years	$9

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2016	—	$—
Recapitalization adjustment	2,675	$14.73
Granted	101	$20.45
Exercised	(165)	$11.14
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	2,611	$15.18	4.7	years	$42
Exercisable at December 31, 2016	1,227	$13.02	3.9	years	$22

There were no outstanding Series B options to purchase shares of Series B Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during 2016.

As of December 31, 2016, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $42 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of December 31, 2016, 3.1 million, 13.0 million and 1.3 million shares of Series A and Series C Liberty Formula One, Liberty SiriusXM and Liberty Braves common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock Awards.

Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2016, 2015 and 2014 was $24 million, $40 million and $17 million, respectively.

Liberty - Restricted Stock

The Company had approximately 87 thousand, 282 thousand and 29 thousand unvested restricted shares of Liberty Formula One, Liberty SiriusXM and Liberty Braves common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2016.  These Series A and Series C unvested restricted shares of Liberty Formula One common stock, Liberty SiriusXM common stock and Liberty Braves common stock had a weighted average GDFV of $19.04, $21.83 and $16.17 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2016, 2015 and 2014 was $7 million, $2 million and $1 million, respectively.

SIRIUS XM - Stock-based Compensation

During the year ended December 31, 2016, SIRIUS XM granted stock options and restricted stock units (“RSUs”) to its employees and members of its board of directors. During the year ended December 31, 2016, SIRIUS XM also granted performance-based restricted stock units (“PRSUs”) to certain employees, the vesting of which is subject to the employee's continuing employment and SIRIUS XM’s achievement of certain performance goals.  The PRSUs awards cliff vest on the three-year anniversary of the grant date. SIRIUS XM also calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

weighted average volatility applied to the fair value determination of SIRIUS XM’s option grants during 2016, 2015 and 2014 was 22%, 29% and 33%, respectively. During the year ended December 31, 2016, SIRIUS XM granted approximately 55.2 million stock options with a weighted-average exercise price of $4.14 per share and a grant date fair value of $0.81 per share. As of December 31, 2016, SIRIUS XM has approximately 332.6 million options outstanding of which approximately 126.6 million are exercisable, each with a weighted-average exercise price per share of $3.5 and $2.82, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $316 million and $210 million, respectively. During the year ended December 31, 2016, SIRIUS XM granted approximately 18.5 million RSUs and PRSUs with a grant date fair value of $4.21 per share. The stock-based compensation related to SIRIUS XM stock options and restricted stock awards was $109 million, $157 million and $148 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $266 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

Other

Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to the Company.

(15)Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $13 million, $15 million and $11 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI
	amounts in millions
Balance at January 1, 2014	$5	—	(1)	4
Other comprehensive earnings (loss) attributable to Liberty stockholders	(8)	—	(9)	(17)
Distribution to stockholders for Broadband Spin-Off	(7)	—	(1)	(8)
Balance at December 31, 2014	(10)	—	(11)	(21)
Other comprehensive earnings (loss) attributable to Liberty stockholders	—	(23)	(7)	(30)
Balance at December 31, 2015	(10)	(23)	(18)	(51)
Other comprehensive earnings (loss) attributable to Liberty stockholders	1	1	(13)	(11)
Balance at December 31, 2016	$(9)	(22)	(31)	(62)

The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2016:
Unrealized holding gains (losses) on securities arising during period	$-	-	-
Foreign currency translation adjustments	(16)	6	(10)
Other comprehensive earnings	$(16)	6	(10)
Year ended December 31, 2015:
Foreign currency translation adjustments	$(77)	28	(49)
Other comprehensive earnings	$(77)	28	(49)
Year ended December 31, 2014:
Unrealized holding gains (losses) on securities arising during period	$(13)	5	(8)
Foreign currency translation adjustments	(14)	5	(9)
Other comprehensive earnings	$(27)	10	(17)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(17)Commitments and Contingencies

Guarantees

In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to .events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification obligations may extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2016 aggregated $278 million, which is payable as follows: $100 million in 2017, $78 million in 2018, $40 million in 2019, $29 million in 2020, $31 million in 2021 and none thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Rental expense under such arrangements amounted to $52 million, $53 million and $52 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of future minimum lease payments under cancelable and noncancelable operating leases as of December 31, 2016 follows (amounts in millions):

Years ending December 31:
2017	$50
2018	$52
2019	$47
2020	$45
2021	$37
Thereafter	$324

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Programming and content

SIRIUS XM has entered into various programming agreements under which SIRIUS XM's obligations include fixed payments, advertising commitments and revenue sharing arrangements. Amounts due under such agreements are payable as follows: $312 million in 2017, $285 million in 2018, $262 million in 2019, $223 million in 2020 and $154 million in 2021. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above.

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

SIRIUS XM was a defendant in several purported class action suits that alleged that SIRIUS XM, or call center vendors acting on its behalf, made numerous calls which violated provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions alleged, among other things, that SIRIUS XM called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent. In one of the actions, the plaintiff alleged that SIRIUS XM violated the TCPA’s call time restrictions, and in one of the other actions, the plaintiff also alleged that SIRIUS XM violated the TCPA’s do not call restrictions. These purported class action cases were titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).

SIRIUS XM has entered into an agreement to settle these purported class action suits.  The settlement was approved by the United States District Court for the Eastern District of Virginia in December 2016.  The settlement is expected to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones.  Approximately 200 consumers, or less than 0.002% of the consumers who received notice of the settlement, opted-out of this class action settlement. As part of this settlement, SIRIUS XM made a $35 million payment to a settlement fund during 2016 (from which notice, administration and other costs and attorneys’ fees will be paid) and is offering participating class members the option of receiving three months of SIRIUS XM’s Select service for no charge.

In August 2013, SoundExchange, Inc. (“SoundExchange”) filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board for that period.  SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenue, on which the royalty payments are based, by deducting revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations.  SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia in response to SIRIUS XM’s motion to dismiss the complaint, stayed the case on the grounds that the case properly should be pursued in the first instance before the Copyright Royalty Board rather than the district court.  In its opinion, the District Court concluded that the gross revenue exclusions in the regulations established by the Copyright Royalty Board for the 2007-2012 period were ambiguous and did not, on their face, make clear whether our royalty calculation approaches were permissible under the regulations.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.

On January 10, 2017, the Copyright Royalty Board issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings, but in certain cases did not apply those exclusions properly.  The ruling further indicated that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge” in accordance with the regulations.  The ruling is subject to legal review by the Register of Copyrights, and will be transmitted back to the district court for further proceedings, such as adjudication claims relating to damages and defenses.  SIRIUS XM intends to exhaust all available options for review and/or appeal of adverse aspects of the Copyright Royalty Board’s ruling, including portions of the ruling which SIRIUS XM believes are unclear or inconsistent with the governing law.  In addition, SIRIUS XM believes it has substantial defenses to those SoundExchange claims that can be asserted before the district court, and will continue to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers. This matter is not related to certain claims under state law brought by owners of pre-1972 recording copyrights arising out of our use and performance of those recordings.

At December 31, 2016, SIRIUS XM concluded that a loss, in excess of our recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims.  The estimable portion of such possible loss ranges from $0 to $70 million plus any related interest or late fees.  Based on SIRIUS XM’s defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded at December 31, 2016.  The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

In June 2015, SIRIUS XM settled (the “Capitol Settlement”) a separate suit brought by Capitol Records LLC (“Capitol Records”), Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to SIRIUS XM’s use and public performance of pre-1972 recordings for $210 million, which was paid during July 2015. The settling record companies claim to own, control or otherwise have the right to settle with respect

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

to approximately 85% of the pre-1972 recordings SIRIUS XM has historically played. SIRIUS XM has also entered into certain direct licenses with other owners of pre-1972 recordings, which in many cases include releases of any claims associated with its use of pre-1972 recordings.

SIRIUS XM recognized $108 million during June 2015 for the portion of the $210 million Capitol Settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Settlement during June 2015. The $108 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2015 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. SIRIUS XM recognized approximately $40 million and $19 million to Revenue share and royalties within the consolidated statement of operations with respect to the Capitol Settlement subsequent to the settlement date related to SIRIUS XM’s use of pre-1972 sound recordings during the years ended December 31, 2016 and 2015, respectively, and is included as a component of Adjusted OIBDA. The remaining $43 million of the settlement is recorded in Other current assets within the consolidated balance sheets as of December 31, 2016, which will be amortized to Revenue share and royalties within the consolidated statement of operations over the future service period through December 2017.

Additionally, during the fourth quarter of 2016, SIRIUS XM recorded $46 million related to music royalty legal settlements and reserves. The $46 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2016 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business.

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

December 31, 2016, 2015 and 2014

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

Performance Measures

	Years ended December 31,
	2016		2015		2014
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$5,014	1,853	4,552	1,660	4,141	1,466
Corporate and other	—	(15)	—	—	—	—
Total Liberty SiriusXM Group	5,014	1,838	4,552	1,660	4,141	1,466
Braves Group
Corporate and other	262	(20)	243	3	250	(6)
Total Braves Group	262	(20)	243	3	250	(6)
Formula One Group
Corporate and other	—	(45)	—	(35)	59	(43)
Total Formula One Group	—	(45)	—	(35)	59	(43)
Total	$5,276	1,773	4,795	1,628	4,450	1,417

Other Information

	December 31, 2016			December 31, 2015
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$26,978	164	206	27,001	153	135
Corporate and other	73	—	—	—	—	—
Total Liberty SiriusXM Group	27,051	164	206	27,001	153	135
Braves Group
Corporate and other	1,548	61	360	849	39	128
Total Braves Group	1,548	61	360	849	39	128
Formula One Group
Corporate and other	2,995	892	2	1,952	923	33
Total Formula One Group	2,995	892	2	1,952	923	33
Elimination (1)	(217)	—	—	(4)	—	—
Consolidated Liberty	$31,377	1,117	568	29,798	1,115	296

(1)

This is primarily the intergroup interest in the Braves Group held by the Formula One Group, as discussed in note 2. The intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,773	1,628	1,417
Legal settlement (note 17)	465	(108)	—
Stock-based compensation	(150)	(204)	(217)
Depreciation and amortization	(354)	(362)	(359)
Operating income (loss)	1,734	954	841
Interest expense	(362)	(328)	(255)
Share of earnings (losses) of affiliates, net	14	(40)	(113)
Realized and unrealized gains (losses) on financial instruments, net	37	(140)	38
Other, net	(4)	12	(50)
Earnings (loss) from continuing operations before income taxes	$1,419	458	461

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(19)Quarterly Financial Information (Unaudited)

As discussed in note 3, during the third quarter of 2016, the Company adopted new accounting guidance that requires the recognition of excess tax benefits and tax deficiencies as income tax benefit or expense rather than as additional paid-in capital. The Company has applied the new guidance prospectively from January 1, 2016. The unaudited quarterly information for the first and second quarters of 2016 has been retrospectively adjusted to reflect the impact of the adoption of this guidance.

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2016:
Revenue		$1,204	1,366	1,385	1,321
Operating income (loss)		$781	328	352	273
Net earnings (loss)		$427	142	169	186
Net earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock		$364	13	NA	NA
Liberty SiriusXM common stock	$	NA	82	96	119
Liberty Braves common stock	$	NA	32	(22)	(40)
Liberty Formula One common stock	$	NA	(45)	41	40
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Liberty Media Corporation common stock		$1.09	0.04	NA	NA
Liberty SiriusXM common stock	$	NA	0.24	0.29	0.36
Liberty Braves common stock	$	NA	0.89	(0.45)	(0.82)
Liberty Formula One common stock	$	NA	(0.54)	0.49	0.48
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Liberty Media Corporation common stock		$1.08	0.04	NA	NA
Liberty SiriusXM common stock	$	NA	0.24	0.28	0.35
Liberty Braves common stock	$	NA	0.11	(0.45)	(0.82)
Liberty Formula One common stock	$	NA	(0.54)	0.48	0.47

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2015:
Revenue	$1,081	1,222	1,284	1,208
Operating income	$245	171	321	217
Net earnings (loss)	$19	99	41	89
Net earnings (loss) attributable to Liberty stockholders	$(19)	61	(22)	44
Basic net earnings (loss) attributable to Liberty stockholders per common share	$(0.06)	0.18	(0.07)	0.13
Diluted net earnings (loss) attributable to Liberty stockholders per common share	$(0.06)	0.18	(0.07)	0.13

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2017:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before May 1, 2017.

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

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “Broadband 8-K”)).

3 - Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A filed on January 24, 2017 (File No. 001-35707) (the “8-A”)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8-K (File No. 001-35707) as filed on August 6, 2015).
4 - Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen certificate for shares of the Registrant's Series A Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 filed on December 22, 2015 (File No. 333-208699) (the “2015 Form S-4”)).

4.2	Specimen certificate for shares of the Registrant's Series B Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2015 Form S-4).
4.3	Specimen certificate for shares of the Registrant's Series C Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2015 Form S-4).
4.4	Specimen certificate for shares of the Registrant's Series A Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 2015 Form S-4).

4.5	Specimen certificate for shares of the Registrant's Series B Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the 2015 Form S-4).
4.6	Specimen certificate for shares of the Registrant's Series C Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.9 to the 2015 Form S-4).
4.7	Specimen certificate for shares of the Registrant's Series A Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 8-A).
4.8	Specimen certificate for shares of the Registrant's Series B Liberty Formula One common stock, par value $.01 per share.*
4.9	Specimen certificate for shares of the Registrant's Series C Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 8-A).
4.10

Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707) (the “Liberty Q3 2013 10-Q”)).

4.11

Supplemental Indenture, dated as of April 15, 2016, among Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Form 8-K filed on April 20, 2016 (File No. 001-35707)).

4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 - Material Contracts:
10.1

Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.2

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10-K”)).

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-K).
10.4

Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.5

Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (the “2013 Nonemployee Director Plan”) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-35707) (the “2015 10-K”)).

10.6	Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).
10.7	Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).
10.8

Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.9	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.9 to the 2015 10-K).
10.10

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

10.11	Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).
10.12	Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Broadband 8-K).
10.13

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.14	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).
10.15

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

10.16	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).
10.17

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.18	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).
10.19

Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 26, 2015 (File No. 001-35707)).

10.20

Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.21

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707) (the “Liberty 2012 10-K”).

10.22

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.23

Executive Employment Agreement, dated effective as of August 18, 2016, by and between Liberty Media Corporation and Richard Baer (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 001-35707)).

10.24

Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Sirius XM Radio’s Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.25

Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s (“Sirius XM Holdings”) Radio’s Current Report on Form 8-K filed on April 22, 2014).

10.26

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

10.27

Indenture, dated as of August 13, 2012, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 14, 2012 (File No. 001-34295)).

10.28

Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on April 10, 2014 (File No. 001-34295)).

10.29

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “Sirius XM Radio 8-K”)).

10.30

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Sirius XM Radio 8-K).

10.31

Indenture, dated as of August 1, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.32

Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on May 7, 2014 (File No. 001-34295)).

10.33

Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

10.34

Indenture, dated as of May 23, 2016, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295)).

10.35

Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.36

Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.37

Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.38

Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.39

Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.40

Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.41

Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.42

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10-Q”)).***

10.43

Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10-Q).***

10.44

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.4 to the 2016 Second Quarter 10-Q).***

10.45	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10-Q).***
10.46

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10-Q).***

10.47

Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10-Q).***

10.48

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.8 to the 2016 Second Quarter 10-Q).***

10.49

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.9 to the 2016 Second Quarter 10-Q).***

10.50

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.10 to the 2016 Second Quarter 10-Q).***

10.51	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10-Q).***
10.52

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.12 to the 2016 Second Quarter 10-Q).***

10.53

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.13 to the 2016 Second Quarter 10-Q).***

10.54

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.55	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).

10.56	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).
10.57

Agreement for the Sale and Purchase of Delta Topco Limited, dated September 7, 2016, by and among Liberty Media Corporation, Liberty GR Cayman Acquisition Company, Delta Topco Limited and certain selling shareholders of Delta Topco Limited (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on December 9, 2016 (File No. 001-35707) (the “Special Meeting Proxy”)).

10.58

Form of Investment Agreement, dated December 13, 2016, by and between Liberty Media Corporation and the applicable investor, together with the form of Lock-Up Agreement and Coordination Agreement Side Letter included therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2016 (File No. 001-35707)).

10.59	Form of Shareholders Agreement, by and among Liberty Media Corporation and the Shareholders listed on Schedule A thereto (incorporated by reference to Annex C to the Special Meeting Proxy).
10.60	Form of Delta Topco Limited Exchangeable Redeemable Loan Note Instrument (incorporated by reference to Annex D to the Special Meeting Proxy).

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*	Filed herewith.
**	Furnished herewith.
***

Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	February 28, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date:	February 28, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 28, 2017
John C. Malone

/s/Gregory B. Maffei	Director, President and Chief Executive	February 28, 2017
Gregory B. Maffei	Officer

/s/Mark D. Carleton	Chief Financial Officer	February 28, 2017
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)

/s/Robert R. Bennett	Director	February 28, 2017
Robert R. Bennett

/s/Brian Deevy	Director	February 28, 2017
Brian Deevy

/s/M. Ian G. Gilchrist	Director	February 28, 2017
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 28, 2017
Evan D. Malone

/s/David E. Rapley	Director	February 28, 2017
David E. Rapley

/s/Larry E. Romrell	Director	February 28, 2017
Larry E. Romrell

/s/Andrea L. Wong	Director	February 28, 2017
Andrea L. Wong

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to Liberty Broadband Corporation’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “Broadband 8-K”)).

3 - Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A filed on January 24, 2017 (File No. 001-35707) (the “8-A”)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8-K (File No. 001-35707) as filed on August 6, 2015).
4 - Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen certificate for shares of the Registrant's Series A Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 filed on December 22, 2015 (File No. 333-208699) (the “2015 Form S-4”)).

4.2	Specimen certificate for shares of the Registrant's Series B Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2015 Form S-4).
4.3	Specimen certificate for shares of the Registrant's Series C Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2015 Form S-4).
4.4	Specimen certificate for shares of the Registrant's Series A Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 2015 Form S-4).
4.5	Specimen certificate for shares of the Registrant's Series B Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the 2015 Form S-4).
4.6	Specimen certificate for shares of the Registrant's Series C Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.9 to the 2015 Form S-4).
4.7	Specimen certificate for shares of the Registrant's Series A Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 8-A).
4.8	Specimen certificate for shares of the Registrant's Series B Liberty Formula One common stock, par value $.01 per share.*
4.9	Specimen certificate for shares of the Registrant's Series C Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 8-A).
4.10

Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707) (the “Liberty Q3 2013 10-Q”)).

4.11

Supplemental Indenture, dated as of April 15, 2016, among Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Form 8-K filed on April 20, 2016 (File No. 001-35707)).

4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:
10.1

Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.2

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10-K”)).

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10-K).
10.4

Form of Non-Qualified Stock Option Agreement under the 2013 Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.2 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294) (the “Starz 2011 10-K”)).

10.5

Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (the “2013 Nonemployee Director Plan”) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-35707) (the “2015 10-K”)).

10.6	Form of Non-Qualified Stock Option Agreement under the 2013 Nonemployee Director Plan (incorporated by reference to Exhibit 10.4 to the Starz 2011 10-K).
10.7	Form of Restricted Stock Award Agreement under the 2013 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.5 to the Starz 2011 10-K).
10.8

Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.9	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.9 to the 2015 10-K).
10.10

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

10.11	Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K).
10.12	Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Broadband 8-K).
10.13

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.14	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to the Liberty Form 10).
10.15

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

10.16	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).
10.17

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the "Liberty Interactive 2008 10-K")).

10.18	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).
10.19

Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 26, 2015 (File No. 001-35707)).

10.20

Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.21

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707) (the “Liberty 2012 10-K”).

10.22

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.23

Executive Employment Agreement, dated effective as of August 18, 2016, by and between Liberty Media Corporation and Richard Baer (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 001-35707)).

10.24

Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Sirius XM Radio’s Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.25

Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s (“Sirius XM Holdings”) Radio’s Current Report on Form 8-K filed on April 22, 2014).

10.26

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

10.27

Indenture, dated as of August 13, 2012, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 14, 2012 (File No. 001-34295)).

10.28

Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on April 10, 2014 (File No. 001-34295)).

10.29

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295) (the “Sirius XM Radio 8-K”)).

10.30

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio's 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Sirius XM Radio 8-K).

10.31

Indenture, dated as of August 1, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

10.32

Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on May 7, 2014 (File No. 001-34295)).

10.33

Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

10.34

Indenture, dated as of May 23, 2016, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295)).

10.35

Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.36

Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008 (File No. 333-39178)(the “XM Satellite Radio 10-K”)).***

10.37

Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to the XM Satellite Radio 10-K).***

10.38

Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3 filed on June 21, 2002 (File No. 333-89132)).***

10.39

Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-27441) (the “XM Satellite Radio 10-Q”)).***

10.40

Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to the XM Satellite Radio 10-Q)).***

10.41

Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (File No. 000-27441)).***

10.42

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10-Q”)).***

10.43

Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10-Q).***

10.44

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.4 to the 2016 Second Quarter 10-Q).***

10.45	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10-Q).***
10.46

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10-Q).***

10.47

Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10-Q).***

10.48

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.8 to the 2016 Second Quarter 10-Q).***

10.49

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.9 to the 2016 Second Quarter 10-Q).***

10.50

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.10 to the 2016 Second Quarter 10-Q).***

10.51	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10-Q).***
10.52

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.12 to the 2016 Second Quarter 10-Q).***

10.53

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.13 to the 2016 Second Quarter 10-Q).***

10.54

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.55	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.56	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).

10.57

Agreement for the Sale and Purchase of Delta Topco Limited, dated September 7, 2016, by and among Liberty Media Corporation, Liberty GR Cayman Acquisition Company, Delta Topco Limited and certain selling shareholders of Delta Topco Limited (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on December 9, 2016 (File No. 001-35707) (the “Special Meeting Proxy”)).

10.58

Form of Investment Agreement, dated December 13, 2016, by and between Liberty Media Corporation and the applicable investor, together with the form of Lock-Up Agreement and Coordination Agreement Side Letter included therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2016 (File No. 001-35707)).

10.59	Form of Shareholders Agreement, by and among Liberty Media Corporation and the Shareholders listed on Schedule A thereto (incorporated by reference to Annex C to the Special Meeting Proxy).
10.60	Form of Delta Topco Limited Exchangeable Redeemable Loan Note Instrument (incorporated by reference to Annex D to the Special Meeting Proxy).

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*     Filed herewith.

**   Furnished herewith.

*** Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.