Form 10-Q
period 2017-03-31
Liberty Media Corp
filed 2017-05-09
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,  or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2017 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,507,107	9,870,856	223,303,130
Liberty Braves common stock	10,238,291	986,791	38,241,742
Liberty Formula One common stock	25,612,508	2,466,778	173,916,106

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,071	562
Trade and other receivables, net	280	240
Other current assets	357	227
Total current assets	1,708	1,029
Investments in available-for-sale securities and other cost investments (note 7)	582	1,309
Investments in affiliates, accounted for using the equity method (note 8)	1,101	1,117

Property and equipment, at cost	3,329	3,182
Accumulated depreciation	(863)	(830)
	2,466	2,352
Intangible assets not subject to amortization (note 9):
Goodwill	18,313	14,345
FCC licenses	8,600	8,600
Other	1,073	1,073
	27,986	24,018
Intangible assets subject to amortization, net (note 9)	6,467	1,072
Other assets	692	480
Total assets	$41,002	31,377

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$971	985
Current portion of debt	48	5
Deferred revenue	2,466	1,877
Other current liabilities	27	5
Total current liabilities	3,512	2,872
Long-term debt, including $2,107 million and $1,546 million measured at fair value at March 31, 2017 and December 31, 2016, respectively (note 10)	13,306	8,013
Deferred income tax liabilities	2,646	2,025
Other liabilities	762	751
Total liabilities	20,226	13,661

 (Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2017	December 31, 2016
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,504,517 shares at March 31, 2017 and 102,390,088 shares at December 31, 2016 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,238,161 shares at March 31, 2017 and 10,231,185 shares at December 31, 2016 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,608,045 shares at March 31, 2017 and 25,593,352 shares at December 31, 2016 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,870,856 shares at March 31, 2017 and December 31, 2016 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 986,791 shares at March 31, 2017 and December 31, 2016 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,466,778 shares at March 31, 2017 and December 31, 2016 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 223,273,754 shares at March 31, 2017 and 222,936,204 shares at December 31, 2016 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 38,238,293 shares at March 31, 2017 and 38,215,276 shares at December 31, 2016 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 173,888,913 shares at March 31, 2017 and 55,737,179 shares at December 31, 2016 (note 2)	2	1
Additional paid-in capital	3,331	87
Accumulated other comprehensive earnings (loss), net of taxes	(62)	(62)
Retained earnings	11,706	11,727
Total stockholders' equity	14,980	11,756
Noncontrolling interests in equity of subsidiaries	5,796	5,960
Total equity	20,776	17,716
Commitments and contingencies (note 11)
Total liabilities and equity	$41,002	31,377

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,078	1,009
Formula 1 revenue	96	—
Other revenue	221	195
Total revenue	1,395	1,204
Operating costs and expenses, including stock based compensation (note 4):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	277	252
Programming and content	96	85
Customer service and billing	97	97
Other	27	33
Cost of Formula 1 revenue	68	—
Subscriber acquisition costs	127	132
Other operating expense	41	47
Selling, general and administrative	239	201
Legal settlement, net (note 11)	—	(511)
Depreciation and amortization	164	87
	1,136	423
Operating income (loss)	259	781
Other income (expense):
Interest expense	(140)	(84)
Share of earnings (losses) of affiliates, net (note 8)	(4)	(12)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(12)	(8)
Other, net	17	7
	(139)	(97)
Earnings (loss) before income taxes	120	684
Income tax (expense) benefit	(76)	(257)
Net earnings (loss)	44	427
Less net earnings (loss) attributable to the noncontrolling interests	65	63
Net earnings (loss) attributable to Liberty stockholders	$(21)	364

Net earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$—	364
Liberty SiriusXM common stock	124	—
Liberty Braves common stock	(49)	—
Liberty Formula One common stock	(96)	—
	$(21)	364

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2017		2016
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 5)
Series A, B and C Liberty Media Corporation common stock	$	NA	1.09
Series A, B and C Liberty SiriusXM common stock		0.37	NA
Series A, B and C Liberty Braves common stock		(1.00)	NA
Series A, B and C Liberty Formula One common stock		(0.55)	NA
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 5)
Series A, B and C Liberty Media Corporation common stock	$	NA	1.08
Series A, B and C Liberty SiriusXM common stock		0.37	NA
Series A, B and C Liberty Braves common stock		(1.00)	NA
Series A, B and C Liberty Formula One common stock		(0.55)	NA

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2017		2016
	amounts in millions
Net earnings (loss)		$44	427
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments		—	8
Unrealized holding gains (losses) arising during the period		(2)	—
Share of other comprehensive earnings (loss) of equity affiliates		2	—
Comprehensive earnings (loss)		44	435
Less comprehensive earnings (loss) attributable to the noncontrolling interests		65	65
Comprehensive earnings (loss) attributable to Liberty stockholders		$(21)	370

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$	NA	370
Liberty SiriusXM common stock		124	NA
Liberty Braves common stock		(51)	NA
Liberty Formula One common stock		(94)	NA
		$(21)	370

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings	$44	427
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	164	87
Stock-based compensation	44	34
Share of (earnings) loss of affiliates, net	4	12
Realized and unrealized (gains) losses on financial instruments, net	12	8
Noncash interest expense	2	2
Losses (gains) on dilution of investment in affiliate	(2)	2
Deferred income tax expense (benefit)	126	114
Other, net	4	1
Changes in operating assets and liabilities
Current and other assets	8	(23)
Payables and other liabilities	(3)	223
Net cash provided (used) by operating activities	403	887
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(5)	(11)
Net cash paid for the acquisition of Formula 1	(1,647)	—
Capital expended for property and equipment	(156)	(67)
Purchases of short term investments and other marketable securities	—	(99)
Sales of short term investments and other marketable securities	—	53
Other investing activities, net	11	(1)
Net cash provided (used) by investing activities	(1,797)	(125)
Cash flows from financing activities:
Borrowings of debt	1,844	335
Repayments of debt	(1,154)	(111)
Proceeds from issuance of Series C Liberty Formula One common stock	1,550	—
Subsidiary shares repurchased by subsidiary	(306)	(594)
Cash dividends paid by subsidiary	(15)	—
Taxes paid in lieu of shares issued for stock-based compensation	(22)	(4)
Other financing activities, net	5	13
Net cash provided (used) by financing activities	1,902	(361)
Effect of foreign exchange rate changes on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	509	401
Cash and cash equivalents at beginning of period	562	201
Cash and cash equivalents at end of period	$1,071	602

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2017

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	2	—	—	—	—	—	1	87	(62)	11,727	5,960	17,716
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(21)	65	44
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	25	—	—	9	34
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(22)	—	—	—	(22)
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	5	—	—	—	5
Shares issued in private placement transaction	—	—	—	—	—	—	—	—	—	—	1,550	—	—	—	1,550
Shares issued as consideration in acquisition of Formula 1	—	—	—	—	—	—	—	—	—	1	1,616	—	—	—	1,617
Delta Topco Exchangeable Notes conversion option	—	—	—	—	—	—	—	—	—	—	145	—	—	—	145
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(67)	—	—	(232)	(299)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(9)	—	—	9	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Other, net	—	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Balance at March 31, 2017	$—	1	—	2	—	—	—	—	—	2	3,331	(62)	11,706	5,796	20,776

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries globally. The significant subsidiaries include Sirius XM Holdings Inc. ("SIRIUS XM"), Delta Topco Limited (the parent company of Formula 1) (“Delta Topco”) and Braves Holdings, LLC ("Braves Holdings"). Our significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement of non-financial instruments, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) the determination of the useful life of SIRIUS XM’s broadcast/transmission system to be its most significant estimates.

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

Liberty has entered into certain agreements with Liberty Interactive Corporation (“Liberty Interactive”), Starz, Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), CommerceHub, Inc. (“CommerceHub”) and Liberty Expedia Holdings (“Expedia Holdings”), all of which are separate publicly traded companies (other than Starz after its acquisition by Lions Gate Entertainment Corp.), in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that Liberty Interactive owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Starz and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements (excluding CommerceHub), a Lease Agreement (in the case of Starz only) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, TripCo, Liberty Broadband, CommerceHub and Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, TripCo, Liberty Broadband, CommerceHub and Expedia Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive and Starz, Liberty Interactive's and Starz's respective allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company, while TripCo, Liberty Broadband, CommerceHub and Expedia Holdings pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo, Liberty Broadband and Expedia Holdings. Under these various agreements approximately $6 million and $5 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2017 and 2016, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index.

Seasonality

Formula 1 recognizes the majority of its revenue and expenses in connection with World Championship race events (“Events”) that take place in different countries around the world throughout the year. The Events generally take place between March and November each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We currently plan to adopt this guidance under the modified retrospective transition method. We have identified the Company’s various revenue streams and are currently working with our subsidiaries to evaluate the quantitative effects of the new guidance. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

In March 2016, the FASB issued new accounting guidance on share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. We early adopted this new guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the accompanying condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively. The presentation changes for excess tax benefits have been applied retrospectively in the accompanying condensed consolidated statements of operations, resulting in the reclassification of $73 million of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

excess tax benefits for the three months ended March 31, 2016 from cash flows from financing activities to cash flows from operating activities.

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

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty Braves common stock trade under the symbols BATRA/B/K respectively, Series A, Series B and Series C Liberty Media common stock traded under the symbols LMCA/B/K, respectively, and Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively. Shortly following the Second Closing (as defined below) of the acquisition of Formula 1, the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock trade on the Nasdaq Global Select Stock Market and Series B Liberty Braves common stock is quoted on the OTC Markets. Series A and Series C Liberty Formula One common stock continue to trade on the Nasdaq Global Select Market and the Series B Liberty Formula One common stock continues to be quoted on the OTC Markets. Although the Second Closing, and the corresponding tracking stock name and the ticker symbol change, were not completed until January 23 and 24, 2017, respectively, historical information of the Liberty Media Group and Liberty Media common stock is referred to herein as the Formula One Group and Liberty Formula One common stock, respectively, for all periods presented.

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay the Intergroup Note (as defined below) and for working capital purposes. The rights offering was fully subscribed on June 16, 2016 with 15,833,634 shares of Series C Liberty Braves common stock issued at a price per share of $12.80 to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Liberty Braves Group (the “Braves Group”). In September 2016, the IRS completed its review of the distribution of the Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

Additionally, as a result of the Recapitalization, the Convertible Notes (note 10) are convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty common stock has been reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard to adjustments related to the Recapitalization to the outstanding Series A common stock warrants as well as the outstanding cash convertible note hedges and purchased call options. See note 10 for a more detailed discussion of the amendments made to these financial instruments as a result of the Recapitalization.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $330 million, which includes $230 million of subsidiary cash. On January 24, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock to stockholders of record at the close of business on February 7, 2017. The dividend was paid in cash on February 28, 2017 in the amount of $47 million, of which Liberty received $32 million. On April 25, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock payable on May 31, 2017 to stockholders of record as of the close of business on May 10, 2017.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. Liberty attributed to the Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. As previously discussed, $150 million was outstanding under the Intergroup Note that was repaid during June 2016 using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds of the subscription rights offering were attributed to the Braves Group. As of March 31, 2017, the Braves Group has cash and cash equivalents of approximately $115 million, which includes subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. Liberty attributed to the Formula One Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), the recovery received in connection with the Vivendi lawsuit, cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments,  Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023.  Additionally, as discussed in more detail in note 3, on September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business. The first purchase agreement was completed on September 7, 2016 and provided for the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty’s interest in Delta Topco and by extension Formula 1 was attributed to the Formula One Group. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

agreement) on January 23, 2017 (the “Second Closing”). As of March 31, 2017, the Formula One Group has cash and cash equivalents of approximately $626 million, which includes $432 million of subsidiary cash.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940,  representing a 15.5% intergroup interest in the Braves Group at March 31, 2017. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through a  transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)  Formula 1 Transactions

On September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The first purchase agreement was completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million discount to be repaid by Liberty to selling stockholders upon completion of the acquisition). On October 27, 2016, under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. On January 23, 2017, Liberty completed the acquisition of 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement). Prior to the Second Closing, CVC continued to be the controlling shareholder of Formula 1, and Liberty did not have any voting interests or board representation in Formula 1. As a result, we concluded that we did not have significant influence over Formula 1, and therefore our initial investment in Formula 1 was accounted for as a cost investment until the completion of the Second Closing, at which time we began consolidating Formula 1.

The transaction price for the acquisition represented an enterprise value for Formula 1 of approximately $8.0 billion and an equity value of approximately $4.4 billion, calculated at the time of the first closing. The total consideration at the time of closing was $4.7 billion comprised of $3.05 billion of cash (including the investments made under the first purchase agreement during 2016) and approximately $1.6 billion represented by approximately 56 million newly issued shares of Series C Liberty Formula One common stock.

In connection with the transaction, Liberty entered into a $500 million margin loan on November 8, 2016, secured by shares of Live Nation and Viacom public equity securities held by Liberty (the ‘‘Live Nation Margin Loan’’). No amounts were drawn on the Live Nation Margin Loan at December 31, 2016. Liberty drew approximately $350 million to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

use for the purchase of Formula 1, on January 20, 2017, leaving $150 million available to be drawn. See note 10 for additional discussion regarding the Live Nation Margin Loan.

Concurrently with the Second Closing on January 23, 2017, the Company issued 62 million new shares of Series C Liberty Formula One common stock, which are subject to market co-ordination and lock-up agreements, to certain third party investors at a price per share of $25.00. As a result, the stock component of the consideration payable to the selling shareholders in the Formula 1 acquisition was decreased by 62 million shares, and the cash component of the consideration payable to the selling shareholders in the Formula 1 acquisition was increased by $1.55 billion.

Also concurrently with the Second Closing, the Company used a portion of the net proceeds of its $450 million cash convertible senior notes offering, as discussed in note 10, to increase the cash consideration payable to the selling shareholders by approximately $400 million. The additional 19 million shares of Series C Liberty Formula One common stock that would otherwise have been issued to the selling shareholders based on the per share purchase price of $21.26 have been held in reserve by the Company for possible sale to Formula 1 teams.  To the extent such shares are not sold to Formula 1 teams within six months following the Second Closing, the shares will not be issued.

In connection with the Second Closing, Delta Topco issued $351 million subordinated exchangeable notes, upon the conversion of certain outstanding Delta Topco loan notes, that bear interest at 2% per annum and mature in July 2019, exchangeable into cash or newly issued shares of Series C Liberty Formula One common stock (the “Delta Topco Exchangeable Notes”). See note 10 for additional discussion of this debt instrument.

The preliminary acquisition price allocation for Formula 1 is as follows:

Ownership interest held prior to the Second Closing	$759
Controlling interest acquired	3,939
Total acquisition price	$4,698

Cash and cash equivalents	$644
Receivables	136
Goodwill	3,968
Intangible assets subject to amortization	5,484
Other assets	131
Deferred revenue	(141)
Debt	(4,528)
Other liabilities assumed	(505)
Deferred tax liabilities	(491)
$4,698

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Formula 1 amortizable intangible assets were comprised of an agreement with the Fédération Internationale de l’Automobile (“FIA Agreement”) ($3.6 billion with a remaining useful life of approximately 35 years) and customer relationships of $1.9 billion with a weighted average remaining life of approximately 11.5 years. The FIA owns the World Championship and has granted Formula 1 the exclusive commercial rights to the World Championship until the end of 2110. None of the acquired goodwill is expected to be deductible for tax purposes.  As of March 31, 2017,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the valuation related to the acquisition of a controlling interest in Formula 1 is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

Included in net earnings (loss) for the three months ended March 31, 2017 is a loss of approximately $167 million related to Formula 1’s operations since the date of acquisition, which includes amortization expense, net of income taxes, of approximately $38 million, primarily related to the amortization of the fair value step-up of amortizable intangible assets acquired.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Formula 1, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Formula 1 discussed above occurred on January 1, 2016, are as follows:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue	$1,396	1,301
Net earnings (loss)	$(31)	216
Net earnings (loss) attributable to Liberty shareholders	$(96)	153

The pro forma results include adjustments primarily related to the amortization of acquired intangible assets. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of Formula 1 had occurred previously and the Company consolidated Formula 1 during the periods presented.

(4)   Stock-Based Compensation

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended
	March 31,
	2017	2016
	(amounts in millions)
Cost of subscriber services:
Programming and content	$7	4
Customer service and billing	1	1
Other	1	1
Other operating expense	4	3
Selling, general and administrative	31	25
	$44	34

During the three months ended March 31, 2017, and in connection with our CEO’s employment agreement, Liberty granted approximately 149 thousand and 171 thousand options of Series C Liberty Braves common stock and Series C Liberty Formula One common stock, respectively, and 50 thousand restricted stock units of Series C Liberty Formula One common stock, of which 29 thousand restricted stock units were performance-based. Such options had a weighted average GDFV of $6.02 per share and $8.96 per share, respectively, and the restricted stock units had a GDFV of $33.92 per share. These options mainly vest on December 31, 2017, the time-based restricted stock units vested immediately upon grant, and the performance-based restricted stock units cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

Also during the three months ended March 31, 2017, Liberty granted 2.0 million options to Formula 1 employees to purchase shares of Series C Liberty Formula One common stock.  Such options had a weighted average GDFV of $8.16 per share and vest monthly over one year.

Additionally, Liberty granted 148 thousand, 19 thousand and 77 thousand options to purchase shares of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, during the three months ended March 31, 2017. Such options had a weighted average GDFV of $9.64,  $6.11 and $9.25 per share, respectively, and mainly vest semi-annually over four years.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the three months ended March 31, 2017.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company and certain Awards of employees of Lions  Gate Entertainment Corp. (formerly employees of Starz).

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	2,018	$19.39				11,008	$25.91
Granted	—	$—				148	$39.21
Exercised	(142)	$15.08				(326)	$15.52
Forfeited/Cancelled	—	$—				(49)	$32.61
Outstanding at March 31, 2017	1,876	$19.71	2.7	years	$36	10,781	$26.38	4.5	years	$134
Exercisable at March 31, 2017	1,857	$19.65	2.7	years	$36	5,322	$23.18	3.7	years	$83

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	189	$11.30				1,073	$14.92
Granted	—	$—				168	$23.45
Exercised	(9)	$8.63				(12)	$10.91
Forfeited/Cancelled	—	$—				(5)	$18.84
Outstanding at March 31, 2017	180	$11.44	2.7	years	$2	1,224	$16.11	4.8	years	$9
Exercisable at March 31, 2017	178	$11.41	2.7	years	$2	551	$13.59	3.8	years	$6

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	455	$11.55				2,611	$15.18
Granted	—	$—				2,263	$33.98
Exercised	(15)	$11.39				(80)	$9.71
Forfeited/Cancelled	—	$—				(12)	$18.83
Outstanding at March 31, 2017	440	$11.56	2.7	years	$9	4,782	$24.16	5.7	years	$48
Exercisable at March 31, 2017	436	$11.53	2.7	years	$9	1,227	$13.81	3.8	years	$25

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $42 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

As of March 31, 2017, Liberty reserved 12.7 million, 1.4 million and 5.2 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM - Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees during the three months ended March 31, 2017. As of March 31, 2017, SIRIUS XM has approximately 316 million options outstanding of which approximately 113 million are exercisable, each with a weighted-average exercise price per share of $3.54 and $2.84, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of March 31, 2017 is $509 million and $260 million, respectively. The stock-based compensation expense related to SIRIUS XM was $29 million and $24 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $253 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

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

Excluded from diluted EPS for the three months ended March 31, 2017 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 8 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (note 10), because their inclusion would be antidilutive. The Amended Warrant Transactions (note 10) may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.  Additionally, the Delta Topco Exchangeable Notes may have a dilutive effect to the extent that the settlement price exceeds the strike price of the notes, and the Delta Topco Exchangeable Notes are settled in shares of Series C Liberty Formula One common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Media Corporation Common Stock
	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016
	numbers of shares in millions
Basic WASO	NA	335
Potentially dilutive shares	NA	2
Diluted WASO	NA	337

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016
	numbers of shares in millions
Basic WASO	335	NA
Potentially dilutive shares	4	NA
Diluted WASO	339	NA

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months	Three months
	ended	ended
	March 31, 2017 (a)(b)	March 31, 2016
	numbers of shares in millions
Basic WASO	49	NA
Potentially dilutive shares	10	NA
Diluted WASO	59	NA

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
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

	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(49)	NA
Unrealized (gain) loss on the intergroup interest	28	NA
Diluted earnings (loss) attributable to Liberty Braves shareholders	$(21)	NA

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

Liberty Formula One Common Stock
	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016
Basic WASO	numbers of shares in millions
Potentially dilutive shares	173	NA
Diluted WASO	6	NA
	179	NA

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2017			December 31, 2016
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$631	631	—	289	289	—
Available-for-sale securities	$518	518	—	489	489	—
Financial instrument assets	$370	16	354	286	16	270
Debt	$2,107	—	2,107	1,546	—	1,546

The majority of Liberty's Level 2 financial assets and debt are primarily investments in debt related instruments and derivative instruments. The Company notes that these assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP.  The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those available-for-sale securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets classified as Level 1 and Level 2 in the table above are included in the Other assets line item in the condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Fair Value Option Securities	$30	24
Debt measured at fair value (a)	(116)	(3)
Change in fair value of bond hedges (b)	78	(28)
Other derivatives	(4)	(1)
	$(12)	(8)

(a)

Debt measured at fair value consists of the 2.25% Exchangeable Senior Debentures due 2046, the 1% Cash Convertible Notes due 2023 and the 1.375% Cash Convertible Notes due 2023, all as defined and discussed in note 10. Liberty elected to account for these instruments at fair value upon issuance. The 2.25% Exchangeable Senior Debentures due 2046, issued in August 2016, are marked to market based on the trading price of the underlying shares of Time Warner common stock and other observable market data as the significant inputs (Level 2). The 1% Cash Convertible Notes due 2023, issued in January 2017, are marked to market based on the trading price of the underlying shares of Series C Liberty Formula One common stock and other observable market data as the significant inputs (Level 2). The 1.375% Cash Convertible Notes due 2023, issued in October 2013, are

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

marked to market based on the trading price of underlying basket of Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2).

(b)

Contemporaneously with the issuance of the 1.375% Cash Convertible Notes due 2023, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the convertible notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 10 for additional discussion of the bond hedges.

(7)   Investments in Available-for-Sale Securities and Other Cost Investments

All marketable equity securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	March 31,	December 31,
	2017	2016
	amounts in millions
Liberty SiriusXM Group
Other AFS and cost investments	$—	—
Total attributed Liberty SiriusXM Group	—	—

Braves Group
Other AFS and cost investments	8	8
Total attributed Braves Group	8	8

Formula One Group
Fair Value Option Securities
Time Warner (a)	416	411
Viacom (b)	86	65
Other equity securities	16	13
Total Fair Value Option Securities	518	489
AFS and cost investments
Formula 1 (c)	—	759
Other AFS and cost investments	56	53
Total AFS and cost investments	56	812
Total attributed Formula One Group	574	1,301

Consolidated Liberty	$582	1,309

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of March 31, 2017.
(b)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of March 31, 2017.
(c)	See note 3 for details regarding the Company’s acquisition of Formula 1 during the three months ended March 31, 2017.

Unrealized Holding Gains and Losses

There were no unrealized holding gains and losses related to investments in AFS securities as of March 31, 2017 or December 31, 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2017 and the carrying amount at December 31, 2016:

	March 31, 2017			December 31, 2016
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	37%	$196	$165	164
Total Liberty SiriusXM Group			165	164

Braves Group
Other	various	NA	48	61
Total Braves Group			48	61

Formula One Group
Live Nation (a)	34%	$2,115	721	731
Other	various	NA	167	161
Total Formula One Group			888	892
Consolidated Liberty			$1,101	1,117

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to certain margin loan agreements as of March 31, 2017.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$3	7
Total Liberty SiriusXM Group	3	7

Braves Group
Other	3	2
Total Braves Group	3	2

Formula One Group
Live Nation	(15)	(17)
Other	5	(4)
Total Formula One Group	(10)	(21)
Consolidated Liberty	$(4)	(12)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Canada

SIRIUS XM has entered into agreements to provide Sirius XM Canada Holdings Inc. (“SIRIUS XM Canada”) with the right to offer SIRIUS XM satellite radio service in Canada. The various license and services agreements with SIRIUS XM Canada will expire in 2017 and 2020. SIRIUS XM receives a percentage based royalty of 10% and 15% for certain types of subscription revenue earned by SIRIUS XM Canada for the distribution of Sirius and XM platforms, respectively, royalties for activation fees and premium services and reimbursement for other charges. At March 31, 2017, SIRIUS XM has approximately $3 million and $7 million in current and noncurrent related party liabilities, respectively, related to these agreements described above with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet.  Additionally, SIRIUS XM has approximately $7 million in current related party assets at March 31, 2017 due to activation fees and streaming and chipset costs for which SIRIUS XM Canada reimburses SIRIUS XM that are recorded in other current assets in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $12 million and $10 million in revenue for the three months ended March 31, 2017 and 2016, respectively, associated with these various agreements in the other revenue line in the condensed consolidated statements of operations. SIRIUS XM Canada declared dividends to SIRIUS XM of $4 million during each of the three months ended March 31, 2017 and 2016.

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

Following the Transaction, SIRIUS XM Radio is expected to hold a 70%  equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting power and equity interest held by Slaight Communications and Obelysk Media, two of SIRIUS XM Canada’s current Canadian shareholders. SIRIUS XM Radio expects to contribute to SIRIUS XM Canada approximately U.S. $275 million in connection with the Transaction (assuming that all shareholders elect to receive cash in connection with the Transaction), which amount is expected to be used to pay the cash consideration to SIRIUS XM Canada’s shareholders and will be decreased proportionately if shareholders elect to receive consideration in shares of SIRIUS XM common stock or securities exchangeable for SIRIUS XM common stock.

The Transaction has been approved by the shareholders of SIRIUS XM Canada and has received the required court approval and approval by the Canadian Radio-Television and Telecommunications Commission.  The Transaction is expected to close in May 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Intangible Assets

Goodwill

Goodwill increased approximately $4.0 billion due to the acquisition of Formula 1 during the three months ended March 31, 2017, as discussed in note 3.

	SIRIUS XM	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2017	$14,165	—	180	14,345
Acquisitions	—	3,968	—	3,968
Balance at March 31, 2017	$14,165	3,968	180	18,313

Intangible Assets Subject to Amortization

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(29)	3,601	—	—	—
Customer relationships	2,684	(285)	2,399	830	(228)	602
Licensing agreements	334	(131)	203	316	(109)	207
Other	699	(435)	264	686	(423)	263
Total	$7,347	(880)	6,467	1,832	(760)	1,072

Amortization expense for intangible assets with finite useful lives was $116 million and $39 million for the three months ended March 31, 2017 and 2016, respectively. Based on its amortizable intangible assets as of March 31, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$482
2018	$566
2019	$538
2020	$516
2021	$480

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2017	2017	2016
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
Margin Loans	$250	250	250
Subsidiary notes and loans:
SIRIUS XM 5.75% Senior Notes due 2021	600	597	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	405	405
SIRIUS XM 4.25% Senior Notes due 2020	500	497	497
SIRIUS XM 4.625% Senior Notes due 2023	500	496	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,487	1,487
SIRIUS XM 5.375% Senior Notes due 2025	1,000	991	990
SIRIUS XM 5.375% Senior Notes due 2026	1,000	990	989
SIRIUS XM Credit Facility	530	530	390
SIRIUS XM leases	11	11	14
Less deferred financing costs		(7)	(7)
Total Liberty SiriusXM Group	6,291	6,247	6,107
Braves Group
Subsidiary notes and loans:
Notes and loans	420	420	338
Less deferred financing costs		(10)	(10)
Total Braves Group	420	410	328
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023	1,000	1,132	1,076
1% Cash Convertible Notes due 2023	450	494	—
2.25% Exchangeable Senior Debentures due 2046	445	481	470
Live Nation Margin Loan	350	350	—
Other	35	35	37
Subsidiary notes and loans:
Bank Loans	3,844	3,862	—
Delta Topco Exchangeable Notes	351	359	—
Less deferred financing costs		(16)	—
Total Formula One Group	6,475	6,697	1,583
Total debt	$13,186	13,354	8,018
Less debt classified as current		(48)	(5)
Total long-term debt		$13,306	8,013

1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. Prior to the Recapitalization, the conversion rate for the Convertible Notes was 21.0859 shares of Series A Liberty Media Corporation common stock per $1,000 principal amount of Convertible Notes with an equivalent conversion price of $47.43 per share of Series A Liberty Media Corporation common stock.

As a result of the Recapitalization, as discussed in note 2, the Convertible Notes are convertible into cash based on the product of the conversion rate specified in the indenture and the Securities Basket. The supplemental indenture entered into on April 15, 2016 in connection with the Recapitalization amends the conversion, adjustment and other provisions of the indenture to give effect to the Recapitalization and provides that the conversion consideration due upon conversion of any Convertible Note shall be determined as if references in the indenture to one share of Series A Liberty Media Corporation common stock were instead a reference to the Securities Basket, initially consisting of 0.10 of a share of Series A Liberty Braves common stock, 1.0 share of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock. The Series A Liberty Braves common stock component of the Securities Basket was adjusted to 0.1087 pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of March 31, 2017, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2). As of March 31, 2017, the basket price of the securities underlying the Bond Hedge Transaction was $49.70 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of March 31, 2017 and December 31, 2016 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

its delivery obligation under the Warrant Transactions with cash. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”).  As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of March 31, 2017, the basket price of the securities underlying the Amended Warrant Transactions was $49.70 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrant transactions were attributed to the Formula One Group in the Recapitalization.

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

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty used the net proceeds of the offering for the acquisition of an investment in Formula 1 during September 2016, as further described in note 3.  Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1% Cash Convertible Notes due 2023

In connection with the Second Closing on January 23, 2017, Liberty issued $450 million convertible cash notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Cash Convertible Notes due 2023’’). The initial conversion rate for the notes will be 27.1091 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Cash Convertible Notes due 2023 will be settled solely in cash, and not through the delivery of any securities. As discussed in note 3, Liberty used a portion of the net proceeds of the 1% Cash Convertible Notes due 2023 to fund an increase to the cash consideration payable to the selling shareholders of Formula 1 by approximately $400 million.

Margin Loans

$750 Million Margin Loan due 2018

During October 2016, Liberty refinanced a  margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $500 million undrawn line of credit, which is scheduled to mature during October 2018. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%.  Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.75% per annum at March 31, 2017. As of March 31, 2017, availability under the revolving line of credit was $500 million. 1,138.4 million shares of SIRIUS XM common stock held by Liberty with a value of $5,863 million were pledged as collateral to the $750 million margin loan due 2018 as of March 31, 2017. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $500 million with various lender parties (the “Live Nation Margin Loan”).  This margin loan has a two year term and bears interest at a rate of LIBOR plus 2.25% and contains an undrawn commitment fee of 0.75% per annum. Borrowings outstanding under this margin loan bore interest at a rate of 3.28% per annum at March 31, 2017. Interest on the term loan is payable on the first business day of each calendar quarter. This loan was undrawn as of December 31, 2016. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the Second Closing, as discussed in note 3. As of March 31, 2017, availability under the Live Nation Margin Loan was $150 million. 53.7 million shares of the Company’s Live Nation common stock with a value of $1,632 million and 1.9 million shares of the Company’s Viacom common stock with a value of $86 million were pledged as collateral to the loan as of March 31, 2017.

SIRIUS XM Senior Secured Revolving Credit Facility

SIRIUS XM has entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2020. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM's assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Borrowings outstanding under the Credit Facility as of March 31, 2017 bore interest at a rate of 2.63% per annum. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of March 31, 2017 was 0.25% per annum and is payable on a quarterly basis.  As of March 31, 2017, availability under the Credit Facility was $1,220 million.

Braves Holdings Notes

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark.  The new facility is expected to cost approximately $672 million and Braves Holdings expects to spend approximately $50 million in other costs and equipment related to the new ballpark.  Funding for the ballpark will be split between Braves Holdings, Cobb County, the Cumberland Improvement District (the “CID”) and Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”).  The CID, Cobb County and the Authority were responsible for funding $392 million of ballpark related construction, and Braves Holdings is responsible for the remainder of cost, including cost overruns.  The Authority issued $368 million in bonds during September 2015. Braves Holdings received $103 million of the bond proceeds during September 2015 as reimbursement for project costs paid for by Braves Holdings prior to the funding of the bonds. Funding for ballpark initiatives by Braves Holdings has come from cash reserves and utilization of two credit facilities.

During September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan initially bore interest at LIBOR plus an applicable spread between 1.50% and 1.75% per annum (based on the debt service coverage ratio) and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. In connection with entering into the Braves Senior Secured Note during August 2016 (discussed below), Braves Holdings partially repaid and reduced the capacity on the Braves Term Loan from $345 million to $130 million. As of March 31, 2017, the interest rate on the Braves Term Loan was 2.03%. The Braves Term Loan is scheduled to mature during August 2021. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $250 million to $85 million for a total capacity under the credit facilities of $185 million. As of March 31, 2017, the weighted average interest rate on the credit facilities was 1.78%. As of March 31, 2017, Braves Holdings has borrowed approximately $101 million under the Braves Term Loan and two facilities.

During August 2016, a subsidiary of Braves Holdings entered into a $200 million senior secured note which was funded during October 2016 (the “Braves Senior Secured Note”). The Braves Senior Secured Note bears interest at 3.77% per annum, payable semi-annually in arrears. The Braves Senior Secured Note is scheduled to mature during August 2041. A portion of the proceeds from the Braves Senior Secured Note were used to partially repay the Braves Term Loan, and the remaining funds will be used to finance the stadium construction.

Due to Braves Holdings providing the initial funding of the project and its ownership of the land during the initial construction period, until the initial reimbursement by the Authority during September 2015 at which time the land was conveyed to the Authority, Braves Holdings was deemed the owner (for accounting purposes) of the stadium during the construction period and costs were classified as construction in progress (“CIP”) within the Property and equipment, net line item. Costs of the project were captured in CIP along with a corresponding financing obligation, reported in other liabilities, for amounts funded by the Authority. At the end of the construction period in March 2017, the Company performed an analysis and determined that due to Braves Holdings’ continuing involvement with the property as a result of the purchase option at the end of the lease term, the stadium did not qualify for sale-leaseback accounting treatment. Accordingly, Braves Holdings applied the financing method of accounting whereby Braves Holdings began making license payments and amortizing the financing obligation to the Authority using the effective interest rate method over a 30 year term. The stadium was reclassified from CIP and placed into service on March 31, 2017. Also at this time, Braves Holdings began depreciating the stadium over a 45 year estimated useful life.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The estimated cost for mixed-use development is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $490 million through a mix of approximately $200 million in equity and $290 million in new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options. Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with certain step-downs upon lease of the mixed use facilities at the completion of construction. As of March 31, 2017,  $104 million was drawn on these facilities with a weighted average interest rate of 2.97%. As discussed in note 7,  464 thousand Time Warner shares were pledged as collateral to these facilities. The fair value of the shares pledged as of March 31, 2017 was $45 million. Additionally, in August 2016, a subsidiary of Braves Holdings entered into a credit facility with an availability of $30 million to fund a portion of the entertainment venue as part of the mixed use development. This facility matures during August 2020 and contains one twelve month extension option. The credit facility bears interest at LIBOR plus 3.25%, with a step-down upon completion of construction. As of March 31, 2017, the interest rate on this facility was 4.23%, and $15 million was drawn.

As of March 31, 2017, approximately $653 million has been spent to-date on the baseball facility, of which approximately $378 million of funding has been provided by the Authority, and $354 million has been spent to date on the mixed-use development.

Formula 1 Notes and Loans

Bank Loans

Formula 1 has two first lien term loans outstanding, $3.1 billion denominated in U.S. Dollars (the “$3.1 billion Senior Loan Facility”) that matures on February 1, 2024 and $42 million outstanding denominated in Euros that matures on July 30, 2021  (together, the “Senior Loan Facilities”). The $3.1 billion Senior Loan Facility  was modified as part of a refinancing during March 2017. Although the total amount outstanding under the $3.1 billion Senior Loan Facility did not change, $628 million of the $3.1 billion Senior Loan Facility was considered repaid and then borrowed due to a change in the mix of counterparties in the $3.1 billion Senior Loan Facility.  As part of the refinancing, the interest rate on the Senior Loan Facilities was reduced from LIBOR plus 3.75% per annum to LIBOR plus 3.25% per annum, with a LIBOR floor on the U.S. Dollar denominated debt of 1%. The weighted average interest rate on the Senior Loan Facilities was approximately 4.6% as of March 31, 2017. The Senior Loan Facilities are secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of March 31, 2017, Formula 1 has entered into interest rate swaps on $2.7 billion of the $3.1 billion Senior Loan Facility in order to manage its interest rate risk.

Formula  1 also has a Second Lien Facility with $1 billion outstanding at the time of acquisition by Liberty. The Second Lien Facility matures on July 29, 2022. Formula 1 repaid $300 million outstanding on the Second Lien Facility during March 2017. The Second Lien Facility bears interest at LIBOR plus 6.75% per annum, subject to a LIBOR floor of 1%.  The interest rate on the Second Lien Facility was 8.07% as of March 31, 2017.

Delta Topco Exchangeable Notes

As discussed in note 3, in connection with the Second Closing on January 23, 2017, Delta Topco issued $351 million in subordinated exchangeable debt instruments upon the conversion of certain outstanding Delta Topco loan notes. The Delta Topco Exchangeable Notes bear interest at 2% per annum, mature in July 2019 and are exchangeable into cash or

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

newly issued shares of Series C Liberty Formula One common stock at the election of Delta Topco. Interest is payable by either, at the discretion of Delta Topco, (i) issuing payment-in-kind notes or (ii) cash. The Delta Topco Exchangeable Notes are attributed to the Formula One Group.

The Delta Topco Exchangeable Notes may be exchanged at the option of the noteholder into shares of Series C Liberty Formula One common stock, subject to Delta Topco’s right to instead redeem such Delta Topco Exchangeable Notes for cash. At any time when the total principal amount of the Delta Topco Exchangeable Notes outstanding and owned by the noteholder or its affiliates is less than the total principal amount originally issued to such noteholder, then Delta Topco will have the right to require the noteholder to exchange any or all of such noteholder’s Delta Topco Exchangeable Notes for shares of Series C Liberty Formula One common stock or cash (at Delta Topco’s election). Additionally, if a noteholder proposes to transfer any of its Delta Topco Exchangeable Notes to a person other than a permitted transferee, then Delta Topco will have the option to redeem such Delta Topco Exchangeable Notes for cash. However, if Delta Topco does not timely exercise its right to effect this redemption for cash, then the Delta Topco Exchangeable Notes proposed to be transferred will be automatically exchanged prior to transfer into shares of Series C Liberty Formula One common stock. Although the exact number of shares of Series C Liberty Formula One common stock which may become issuable upon any of these events cannot be predicted, if all Delta Topco Exchangeable Notes were tendered in connection with a noteholder optional exchange on July 22, 2019, which is just before the maturity date, the maximum number of shares of Series C Liberty Formula One common stock issuable upon the exchange would be approximately 15.7 million shares, assuming interest on the Delta Topco Exchangeable Notes is not issued in the form of payment-in-kind notes.

The debt host component of the Delta Topco Exchangeable Notes is recorded as debt while the embedded conversion option is recorded in additional paid-in capital,  with the related premium amortized over the expected term of the loan, using the effective interest rate method. Upon settlement, the Company will record a true-up to additional paid-in capital for the amount and type (cash or shares of Series C Liberty Formula One  common stock) of settlement. As the Company has the option to settle the liability in shares of Series C Liberty Formula One common stock, the debt host component is presented as a long-term liability in the Company’s condensed consolidated balance sheet as of March 31, 2017.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan, Formula 1 debt and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM, Formula 1 and Braves Holdings are in compliance with all debt covenants as of March 31, 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2017
SIRIUS XM 5.75% Senior Notes due 2021	$625
SIRIUS XM 5.25% Senior Secured Notes due 2022	$415
SIRIUS XM 4.25% Senior Notes due 2020	$506
SIRIUS XM 4.625% Senior Notes due 2023	$511
SIRIUS XM 6% Senior Notes due 2024	$1,609
SIRIUS XM 5.375% Senior Notes due 2025	$1,024
SIRIUS XM 5.375% Senior Notes due 2026	$1,023

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at March 31, 2017.

(11)   Commitments and Contingencies

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2017 aggregated $278 million, which is payable as follows: $98 million in 2017,  $79 million in 2018,  $41 million in 2019,  $29 million in 2020 and $31 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Vivendi Settlement.   In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants.  On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal.  Vivendi has filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit. During the first quarter of 2016, Liberty entered into a settlement with Vivendi which resulted in a $775 million payment to settle all claims related to the dispute described above. Following the payment of a contingency fee to our legal counsel, as well as amounts payable to Liberty Global plc, an additional plaintiff in the action, Liberty recognized a net pre-tax gain on the legal settlement of approximately $511 million. This settlement resulted in a dismissal of all appeals and mutual releases of the parties.

SoundExchange Royalty Claims.   In August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board for that period.  SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenue, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SIRIUS XM believes that it properly applied the gross revenue exclusions contained in the regulations established by the Copyright Royalty Board. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest and attorneys’ fees and costs.

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

On January 10, 2017, the Copyright Royalty Board issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings, but in certain cases did not apply those exclusions properly.  The ruling further indicated that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge” in accordance with the regulations.  On March 9, 2017, the Copyright Royalty Board issued an order withdrawing its January 10, 2017 ruling in its entirety and requesting that the parties submit briefs addressing certain jurisdictional issues related to this proceeding.

Rulings by the Copyright Royalty Board are subject to limited legal review by the Register of Copyrights.  SIRIUS XM expects that any ruling by the Copyright Royalty Board in this matter (and any potential review by the Register of Copyrights) will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

damages and defenses.  SIRIUS XM believes it has substantial defenses to SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

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

At March 31, 2017, SIRIUS XM concluded that a loss, in excess of its recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims.  The estimable portion of such possible loss ranges from $0 to $70 million plus any related interest or late fees.  Based on SIRIUS XM’s defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded at March 31, 2017.  The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

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

For the three months ended March 31, 2017, the Company has identified SIRIUS XM and Formula 1 as its reportable segments. SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors'

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. The Company acquired a controlling interest in Formula 1 on January 23, 2017, at which time it began consolidating the results of the Formula 1 business.

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

Performance Measures

	Three months ended March 31,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,294	500	1,200	439
Corporate and other	—	(4)	—	—
Total Liberty SiriusXM Group	1,294	496	1,200	439
Braves Group
Corporate and other	5	(29)	4	(36)
Total Braves Group	5	(29)	4	(36)
Formula One Group
Formula 1	96	18	NA	NA
Corporate and other	—	(18)	—	(12)
Total Formula One Group	96	—	—	(12)
Consolidated Liberty	$1,395	467	1,204	391

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2017
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$26,973	165	54
Corporate and other	128	—	—
Total Liberty SiriusXM Group	27,101	165	54
Braves Group
Corporate and other	1,658	48	102
Total Braves Group	1,658	48	102
Formula One Group
Formula 1	9,827	—	—
Corporate and other	2,659	888	—
Total Formula One Group	12,486	888	—
Elimination (1)	(243)	—	—
Consolidated Liberty	$41,002	1,101	156

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

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$467	391
Legal settlement, net (note 11)	—	511
Stock-based compensation	(44)	(34)
Depreciation and amortization	(164)	(87)
Operating income (loss)	259	781
Interest expense	(140)	(84)
Share of earnings (losses) of affiliates, net	(4)	(12)
Realized and unrealized gains (losses) on financial instruments, net	(12)	(8)
Other, net	17	7
Earnings (loss) before income taxes	$120	684

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Holdings Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM's stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; the integration of Delta Topco Limited (“Delta Topco”) and by extension Formula 1 and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our businesses’ products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our businesses’ significant dependence upon automakers;
•	our businesses’ ability to attract and retain subscribers in the future is uncertain;
•	our future financial performance, including availability, terms and deployment of capital;
•	the integration of Formula 1;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM’s satellites, could negatively impact our results and brand;
•	changes and uncertainties in the market for music rights;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”) and consumer protection laws, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
•	general economic and business conditions and industry trends including the current economic downturn;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological and industry changes;
•	harmful interference our businesses’ service may experience from new wireless operations;
•	impairments by third-party intellectual property rights;
•	our indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
•

failure to protect the security of personal information about our businesses’ customers, subjecting our businesses to potentially costly government enforcement actions or private litigation and reputational damage;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	the impact of AT&T’s agreement to acquire Time Warner on our 2.25% Exchangeable Senior Debentures due 2046;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	natural catastrophes, threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2016. See note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our most significant operating subsidiary, which is also a reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices.  Additionally, Liberty acquired a controlling interest in Delta Topco, the parent company of Formula 1, on January 23, 2017. Beginning on this date, Formula 1 is a consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

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

As discussed in note 2 of the accompanying condensed consolidated financial statements, on April 15, 2016, Liberty completed a reclassification of the Company’s common stock into three new tracking stock groups, one designated as the Liberty Braves common stock, one designated as the Liberty Media common stock and one designated as the Liberty SiriusXM common stock (the “Recapitalization”). Upon completion of the Second Closing, as discussed below, the Liberty Media Group was renamed the Liberty Formula One Group (the “Formula One Group”).  Although the Recapitalization was not effective for all periods presented herein, information has been presented among the tracking stock groups for all periods presented as if the Recapitalization had been completed as of January 1, 2016. This attribution of historical financial information does not purport to be what actual results and balances would have been if the Recapitalization had actually occurred and been in place during the periods prior to April 15, 2016. Operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $330 million, which includes approximately $230 million of subsidiary cash.

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As discussed below, the Intergroup Note, including accrued interest, was repaid during June 2016 using proceeds from the subscription rights offering and the Intergroup Note agreement was cancelled. As of March 31, 2017, the Braves Group has cash and cash equivalents of approximately $115 million, which includes subsidiary cash.

Following the Recapitalization, Liberty issued subscription rights to acquire shares of Series C Liberty Braves tracking stock. The rights offering was fully subscribed on June 16, 2016 with 15,833,634 shares of Series C Liberty Braves common stock issued at a price per share of $12.80 to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Braves Group. In September 2016, the IRS completed its review of the distribution of the Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, minority equity investments in Time Warner, Inc. and Viacom, Inc., the recovery received in connection with the Vivendi lawsuit and cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023.  Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Formula One Group retains an intergroup interest in the Braves Group of approximately 15.5% as of March 31, 2017. The Formula One Group has cash and cash equivalents of approximately $626 million as of March 31, 2017, which includes approximately $432 million of subsidiary cash.

As discussed in note 3 of the accompanying condensed consolidated financial statements, on September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis.  Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). Liberty’s acquired interest in Delta Topco and by extension Formula 1, along with existing Formula 1 cash and debt (which is non-recourse to Liberty), was attributed to the Formula One Group upon completion of the Second Closing.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment see "Results of Operations—Businesses" below.

Consolidated Operating Results

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,294	1,200
Total Liberty SiriusXM Group	1,294	1,200
Braves Group
Corporate and other	5	4
Total Braves Group	5	4
Formula One Group
Formula 1	96	NA
Corporate and other	—	—
Total Formula One Group	96	—
Consolidated Liberty	$1,395	1,204

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$381	336
Corporate and other	(9)	—
Total Liberty SiriusXM Group	372	336
Braves Group
Corporate and other	(33)	(43)
Total Braves Group	(33)	(43)
Formula One Group
Formula 1	(57)	NA
Corporate and other	(23)	488
Total Formula One Group	(80)	488
Consolidated Liberty	$259	781

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$500	439
Corporate and other	(4)	—
Total Liberty SiriusXM Group	496	439
Braves Group
Corporate and other	(29)	(36)
Total Braves Group	(29)	(36)
Formula One Group
Formula 1	18	NA
Corporate and other	(18)	(12)
Total Formula One Group	—	(12)
Consolidated Liberty	$467	391

Revenue.    Our consolidated revenue increased $191 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase was primarily due to $96 million of Formula 1 revenue recognized during the three months ended March 31, 2017 as a result of the Company’s acquisition of Formula 1 on January 23, 2017 as well as revenue growth at SIRIUS XM ($94 million for the three months ended March 31, 2017) as compared to the corresponding period in the prior year. Additionally, Braves Holdings revenue increased $1 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings, including a discussion of the SIRIUS XM, Formula 1 and Braves Holdings results on a comparative basis.

Operating income (loss).    Our consolidated operating income decreased $522 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The decrease in operating income was primarily a result of the favorable one-time net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 11 of the accompanying condensed consolidated financial statements. Consolidated Liberty operating income was also impacted by an increase in Liberty SiriusXM Group operating income of $36 million for the three months ended March 31, 2017 and an improvement of the Braves Group operating loss of $10 million for the three months ended March 31, 2017.  Formula One Group operating income decreased $57 million during the period due to the acquisition of Formula 1 during the three months ended March 31, 2017. Exclusive of the impact of the Vivendi lawsuit settlement and acquisition of Formula 1, Formula One Group operating income remained flat. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) options, restricted stock awards, restricted stock units and other stock-based awards granted to officers, employees and certain third parties of our subsidiaries, SIRIUS XM and Formula 1,  (3) phantom stock appreciation rights granted to officers and employees of our subsidiary, Braves Holdings, pursuant to private equity plans and (4) amortization of restricted stock and performance-based restricted stock unit grants.

We recorded $44 million and $34 million of stock compensation expense for the three months ended March 31, 2017 and 2016, respectively. The increase in stock compensation expense is primarily due to an increase in SIRIUS XM stock compensation expense.  As of March 31, 2017, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $42 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.  Additionally, as of March 31, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $253 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes.

As separately reported in note 11 of the accompanying condensed consolidated financial statements, the settlement associated with the future use of pre-1972 sound recordings is being recognized as a component of Adjusted OIBDA as revenue and share royalties expense in periods through 2017. Revenue share and royalties (included in operating income (loss)) includes $10 million for each of the three months ended March 31, 2017 and 2016 attributable to the amortization in connection with the Capitol Records lawsuit settlement.

Consolidated Adjusted OIBDA improved $76 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA was due to improvements in Liberty SiriusXM Group, Braves Group and Formula One Group Adjusted OIBDA of $57 million,  $7 million and $12 million, respectively, for the three months ended March 31, 2017. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(84)	(81)
Braves Group	—	—
Formula One Group	(56)	(3)
Consolidated Liberty	$(140)	(84)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$3	7
Braves Group	3	2
Formula One Group	(10)	(21)
Consolidated Liberty	$(4)	(12)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$—	—
Braves Group	—	—
Formula One Group	(12)	(8)
Consolidated Liberty	$(12)	(8)

Other, net
Liberty SiriusXM Group	$6	1
Braves Group	3	—
Formula One Group	8	6
Consolidated Liberty	$17	7

	$(139)	(97)

Interest expense.    Consolidated interest expense increased $56 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase  was due to an increase in the average amount of corporate and subsidiary debt outstanding during the period. Approximately $46 million of interest expense attributable to debt held at Formula 1 is included in the Company’s results for the three months ended March 31, 2017. Additionally, as discussed in note 10 of the accompanying condensed consolidated financial statements, Liberty closed a private offering of approximately $445 million aggregate principal amount of 2.25% exchangeable senior debentures on August 17, 2016.   Furthermore, as  also discussed in note 10 of the accompanying condensed consolidated financial statements, Liberty issued $450 million convertible cash notes at an interest rate of 1% per annum on January 23, 2017, in connection with the acquisition of Formula 1. Lastly, as also discussed in note 10 of the accompanying condensed consolidated financial statements, on January 20, 2017, Liberty drew $350 million under the Live Nation Margin Loan which bears interest at a rate of LIBOR plus 2.25% and contains an undrawn commitment fee of 0.75% per annum.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$3	7
Total Liberty SiriusXM Group	3	7

Braves Group
Other	3	2
Total Braves Group	3	2

Formula One Group
Live Nation	(15)	(17)
Other	5	(4)
Total Formula One Group	(10)	(21)
Consolidated Liberty	$(4)	(12)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Fair Value Option Securities	$30	24
Debt measured at fair value	(116)	(3)
Change in fair value of bond hedges	78	(28)
Other derivatives	(4)	(1)
	$(12)	(8)

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

Liberty issued $450 million convertible cash notes on January 23, 2017 at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’) which are accounted for at fair value. The primary driver of the change in the fair value of the 1% Convertible Notes are changes in the underlying price of Series C Liberty Formula One common stock.

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

The unrealized loss on other derivatives for the three months ended March 31, 2017 is primarily due to losses on Formula 1 interest rate swaps.

Other, net.  Other, net gains for the three months ended March 31, 2017 and 2016 are due to interest and dividend income and the gain on sale of certain fixed assets.

Income taxes.  We had income tax expense of $76 million and $257 million for the three months ended March 31, 2017 and 2016, respectively. Tax expense for the three months ended March 31, 2017 was higher than the federal tax rate of 35% primarily due to losses in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate and the impact of current period state income taxes. Tax expense for the three months ended March 31, 2016 was higher than the federal tax rate of 35% due to the impact of state income taxes.

Net earnings.  We had net earnings of $44 million for the three months ended March 31, 2017, and $427 million and for the three months ended March 31, 2016. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2017, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of March 31, 2017 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Liberty SiriusXM Group
Sirius XM	$230	—
Corporate and other	100	—
Total Liberty SiriusXM Group	$330	—
Braves Group
Corporate and other	$115	—
Total Braves Group	$115	—
Formula One Group
Formula 1	$432	—
Corporate and other	194	387
Total Formula One Group	$626	387

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM which has significant cash and cash provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facilities at Formula 1 are not met. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

	Three months ended
	March 31,
	2017	2016
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$304	356
Braves Group cash provided (used) by operating activities	12	30
Formula One Group cash provided (used) by operating activities	87	501
Net cash provided (used) by operating activities	$403	887
Liberty SiriusXM Group cash provided (used) by investing activities	$(61)	(34)
Braves Group cash provided (used) by investing activities	(86)	(45)
Formula One Group cash provided (used) by investing activities	(1,650)	(46)
Net cash provided (used) by investing activities	$(1,797)	(125)
Liberty SiriusXM Group cash provided (used) by financing activities	$(200)	(332)
Braves Group cash provided (used) by financing activities	82	46
Formula One Group cash provided (used) by financing activities	2,020	(75)
Net cash provided (used) by financing activities	$1,902	(361)

Liberty’s primary use of cash during the three months ended March 31, 2017 (excluding cash used by SIRIUS XM, Formula 1 and Braves Holdings) was the $1.6 billion net cash paid to acquire a controlling interest in Formula 1, as discussed in note 3 of the accompanying condensed consolidated financial statements. This investment was funded by cash on hand, the issuance of Series C Liberty Formula One common stock to third parties and borrowings under new debt instruments issued during November 2016 and January 2017.

SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock and dividends paid to stockholders.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand. On January 24, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock to stockholders of record at the close of business on February 7,

2017. The dividend was paid in cash on February 28, 2017 in the amount of $47 million, of which Liberty received $32 million. On April 25, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock payable on May 31, 2017 to stockholders of record as of the close of business on May 10, 2017. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.04 per share of common stock.

Braves Holdings incurred approximately $102 million of capital expenditures during the three months ended March 31, 2017 related to the construction of the new Braves Holdings ballpark facility and adjacent mixed-use complex. Braves Holdings’ capital expenditures were funded through the use of cash on hand, borrowings of debt and proceeds of $203 million received from the Series C Liberty Braves common stock rights offering during 2016.

The projected uses of Liberty's cash (excluding SIRIUS XM’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans and outstanding credit facilities. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

SIRIUS XM's uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes, scheduled maturities of outstanding debt, repurchases of its common stock in accordance with its approved share buyback program, the payment of dividends and strategic opportunities. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments as well as continued investment in its business. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

Braves Holdings’ estimated capital expenditures for the remainder of 2017 include approximately $242 million, primarily for the construction of the new ballpark facility and adjacent mixed-use complex, excluding amounts to be paid for by joint venture partners. See note 10 in the accompanying condensed consolidated financial statements for further details. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under outstanding term loans and credit facilities.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

SIRIUS XM Holdings Inc.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through their proprietary satellite radio systems.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  SIRIUS XM is also a leader in providing connected vehicle services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  Subscribers and subscription-based revenue and expenses associated with its connected vehicle services are not included in the subscriber count.  SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles from which SIRIUS XM acquires the majority of its subscribers.  SIRIUS XM also acquires subscribers through the marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM services.  Additionally, SIRIUS XM distributes its radios through retailers online and at locations nationwide and through its website.  Satellite radio services are also offered to customers of certain daily rental car companies.  SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly plan.  SIRIUS XM offers discounts for prepaid, longer-term subscription plans, as well as multiple subscription discounts.  SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic and data services.  SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of March 31, 2017, SIRIUS XM had approximately 31.6 million subscribers, which is an increase of approximately 1% from 31.3 million subscribers as of December 31, 2016. Of the 31.6 million subscribers at March 31, 2017, approximately 26.2 million were self-pay subscribers and approximately 5.4 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM from that date.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any acquisition accounting adjustments in the current and prior periods for a discussion of the operations of SIRIUS XM.  For the three months ended March 31, 2017 and 2016, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of March 31, 2017, there is an approximate 32% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended
	March 31,
	2017 (1)	2016(1)
	amounts in millions
Subscriber revenue	$1,078	1,010
Other revenue	216	191
Total revenue	1,294	1,201
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties	(277)	(252)
Programming and content	(89)	(81)
Customer service and billing	(96)	(96)
Other	(26)	(32)
Subscriber acquisition costs	(127)	(132)
Other operating expenses	(20)	(16)
Selling, general and administrative expenses	(159)	(152)
Adjusted OIBDA	500	440
Stock-based compensation	(29)	(24)
Depreciation and amortization	(77)	(68)
Operating income	$394	348

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 7% for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase  was primarily attributable to a 5% increase in the daily weighted average number of subscribers and a 2% increase SIRIUS XM’s average monthly revenue per subscriber that resulted from certain rate increases implemented in 2016.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three months ended March 31, 2017, other revenue increased approximately 13%, as compared to the corresponding prior year period. The most significant change in other revenue was the result of an increase in revenue from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate. Furthermore, advertising revenue increased during the three month period due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 10% for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase was due to overall greater revenue subject to royalty and revenue sharing agreements and a 5% increase in the statutory royalty rate applicable to SIRIUS XM’s use of post-1972 recordings. Additionally, revenue share and royalties for each of the three months ended March 31, 2017 and 2016 includes $10 million attributable to the amortization in connection with the Capitol Records lawsuit settlement.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 10% for the three months ended March 31, 2017  as compared to the corresponding period in the prior year. The increase was primarily due to the renewal of programming agreements at higher costs as well as increased talent and personnel-related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense remained flat for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. A decrease in customer service and billing expense due to lower call center costs due to lower contact rates and lower agent rates during the period was partially offset by increased transaction fees from a higher subscriber base and higher bad debt expense.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services decreased 19% for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The decrease in the three month period was driven primarily by lower wireless costs from SIRIUS XM’s connected vehicle services, costs related to SIRIUS XM’s terrestrial repeater network, lower sales to distributors and consumers and lower personnel-related costs.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three months ended March 31, 2017, subscriber acquisition costs decreased approximately 4%,  as compared to the corresponding period in the prior year. The decrease for the three month period was driven by reductions to OEM hardware subsidy rates and lower subsidized costs related to the transition of chipsets, partially offset by higher radio installations.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the three months ended March 31, 2017 other operating expense increased 25%, as compared to the corresponding period in the prior year. The increase was driven primarily by additional costs associated with the development of SIRIUS XM’s streaming and internet-based video products as well as increased personnel costs.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2017, selling, general and administrative expense increased  5% as compared to the corresponding period in the prior year.  The increase was due to additional subscriber communications, retention programs and acquisition campaigns as well as higher legal costs, partially offset by lower consulting costs.

Stock-based compensation increased 21% during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted since March 31, 2016.

Depreciation and amortization increased 13% during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase for the three month period was driven by the acceleration of amortization related to a shorter useful life of certain software.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	As		As
	reported	Acquisition	reported
	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,078	—	1,078
Other revenue	216	—	216
Total revenue	1,294	—	1,294
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(488)	—	(488)
Subscriber acquisition costs	(127)	—	(127)
Other operating expenses	(20)	—	(20)
Selling, general and administrative expenses	(159)	—	(159)
Adjusted OIBDA	500	—	500
Stock-based compensation	(29)	—	(29)
Depreciation and amortization	(77)	(13)	(90)
Operating income	$394	(13)	381

	Three months ended March 31, 2016
	As		As
	reported	Acquisition	reported
	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,010	(1)	1,009
Other revenue	191	—	191
Total revenue	1,201	(1)	1,200
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(461)	—	(461)
Subscriber acquisition costs	(132)	—	(132)
Other operating expenses	(16)	—	(16)
Selling, general and administrative expenses	(152)	—	(152)
Adjusted OIBDA	440	(1)	439
Stock-based compensation	(24)	—	(24)
Depreciation and amortization	(68)	(11)	(79)
Operating income	$348	(12)	336

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives the majority of its revenue from race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

We acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016 which was accounted for as a cost method investment.  Although Formula 1’s results are only included in Liberty’s results for the period from January 23, 2017 through March 31, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of Formula 1 for the full three months ended March 31, 2017 and 2016, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The acquisition price allocation related to the Formula 1 business combination is preliminary.  Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of Formula 1 would actually have been had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s pro forma operating results were as follows:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Primary Formula 1 revenue	$79	74
Other Formula 1 revenue	18	23
Total Formula 1 revenue	97	97
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(69)	(72)
Selling, general and administrative expenses	(20)	(19)
Adjusted OIBDA	8	6
Stock-based compensation	(5)	—
Depreciation and amortization	(108)	(104)
Operating income (loss)	$(105)	(98)

Primary Formula 1 revenue represents the majority of Formula 1’s revenue and is derived from the following streams:

•	race promotion fees earned from granting the rights to host, stage and promote each Event on the World Championship calendar;
•	broadcasting fees earned from licensing the right to broadcast Events on television and other platforms, including the internet; and
•	advertising and sponsorship fees earned from the sale of World Championship and Event-related advertising and sponsorship rights.

Primary Formula 1 revenue accounted for 81% and 76% of total pro forma Formula 1 revenue for each of the three months ended March 31, 2017 and 2016, respectively.

Pro forma Primary Formula 1 revenue increased by $5 million during the three months ended March 31, 2017 as compared to the corresponding period in the prior year. One Event took place in each of the periods presented. Race promotion fees increased slightly due to a contractual increase for the 2017 Event.  Broadcasting revenue increased during the three months ended March 31, 2017 as compared to the same period in the prior year due to the impact of slightly higher proportionate recognition of season-based income during the current period and the impact of certain contractual rate increases which more than offset the adverse impact of weaker prevailing foreign currency exchange rates used to translate a small number of Great Britain Pound- and Euro-denominated contracts into US Dollars.  1/20 (5.0%) of broadcasting revenue was recognized during the three months ended March 31, 2017, compared to 1/21 (4.8%) during the three months ended March 31, 2016. Advertising and sponsorship revenue increased during the three months ended March 31, 2017 as compared to the corresponding period in the prior year as a result of a rate increase on one contract.

Other Formula 1 revenue is generated from the operation of the Paddock Club at most Events, freight and related logistical and travel services, support races at Events (either from the direct operation of the Formula 2 (formerly GP2) and GP3 series which are owned by Formula 1 or from the licensing of other third party series or individual race events), various TV production and post-production activities, digital media services and other ancillary operations.

The $5 million reduction in pro forma Other Formula 1 revenue during the three months ended March 31, 2017 as compared to the corresponding period in the prior year was primarily attributable to lower Formula 2 and GP3 series income, largely due to lower support fees paid by GP3 series’ competing teams in the current year as a result of lower spend by GP3 series’ competing teams during the current year due to the second year of the GP3 vehicle cycle.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2017 (1)	2016
	amounts in millions
Team payments	$(47)	(46)
Other costs of Formula 1 revenue	(22)	(26)
Cost of Formula 1 revenue	$(69)	(72)

Pro forma Cost of Formula 1 revenue decreased approximately $3 million during the three months ended March 31, 2017 as compared to the corresponding period in the prior year. Cost of Formula 1 revenue consists primarily of Team payments.

Team payments increased by $1 million during the three months March 31, 2017 as compared to the corresponding period in the prior year. The increase in pro forma Team payments during 2017 was attributable to the pro rata recognition impact of the cost recognition policy being applied to fixed and variable Prize Fund elements.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual FIA regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Pro forma Other costs of Formula 1 revenue decreased by $4 million during the three months ended March 31, 2017 as compared to the corresponding period in the prior year. The decrease in other costs of Formula 1 revenue during 2017 was primarily attributable to lower spend by GP3 series’ competing teams during the current year due to the second year of the GP3 vehicle cycle.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, IT costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Pro forma Selling, general and administrative expenses increased $1 million during the three months ended March 31, 2017 as compared to the corresponding period in the prior year. The increase in selling, general and administrative expense during 2017 was primarily driven by higher personnel costs as a result of additional headcount due to the acquisition by Liberty, partially offset by an improvement in foreign exchange related gains during the three months ended March 31, 2017 as compared to the corresponding prior year period.

Stock-based compensation expense during 2017 relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management during March 2017, subsequent to the acquisition of Formula 1 by Liberty.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. The pro forma depreciation and amortization increased $4 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase for the three month period was driven by an increase in amortization expense as a result of acquisition accounting adjustments.

Braves Holdings.   Braves Holdings is our wholly owned subsidiary that indirectly owns and operates the Atlanta Braves Major League Baseball club and five minor league baseball clubs (the Gwinnett Braves, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). Braves Holdings also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy. Braves Holdings had exclusive operating rights to Turner Field, the home stadium of the Atlanta Braves, until December 31, 2016 pursuant to an Operating Agreement with the Atlanta Fulton County Recreation Authority. Effective for the 2017 season, the Braves relocated into a new ballpark located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and will offer a range of activities and eateries for fans. Braves Holdings participated in the construction of the new stadium and is participating in the construction of an adjacent mixed-use development project, which we refer to as the Development Project.

Operating results attributable to Braves Holdings are as follows:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Total revenue	$5	4
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(17)	(28)
Selling, general and administrative expenses	(13)	(12)
Adjusted OIBDA	(25)	(36)
Stock-based compensation	(2)	(2)
Depreciation and amortization	(2)	(5)
Operating income	$(29)	(43)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three months ended March 31, 2017, revenue increased $1 million, as compared to the corresponding prior year period.  The increase for the three month period was primarily due to an increase in ballpark operations revenue, as an exhibition ballgame was played at the new stadium on March 31, 2017 whereas no games were played during the first quarter of 2016.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2017, other operating expenses decreased $11 million, as compared to the corresponding period in the prior year. The decrease for the three month period was the result of prior year costs not incurred during the current year related to the acceleration of player salary expense as a result of released and injured players during the first quarter of 2016.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three months ended March 31, 2017, selling, general and administrative expense increased $1 million as compared to the corresponding period in the prior year. The increase was primarily due to costs incurred with the Development Project during the current period.

Stock-based compensation remained flat during the three months ended March 31, 2017 as compared to the corresponding period in the prior year. Stock-based compensation expense is attributable to awards vested during the periods presented.

Depreciation and amortization decreased $3 million during the three months ended March 31, 2017 as compared to the corresponding period in the prior year as a result of certain intangible assets becoming fully amortized subsequent to March 31, 2016.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$780	2.7%	$5,511	5.4%
Braves Group	$170	2.6%	$250	3.4%
Formula One Group	$1,493	5.9%	$4,982	3.6%

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

At March 31, 2017, the fair value of our AFS securities was $518 million. Had the market price of such securities been 10% lower at March 31, 2017, the aggregate value of such securities would have been approximately $52 million lower.  Additionally, our stock in Live Nation and SIRIUS XM Canada (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such securities been 10% lower at March 31, 2017 the aggregate value of such securities would have been $231  million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Pre-1972 Sound Recording Matters

In August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 period in violation of the regulations established by the Copyright Royalty Board (“CRB”) for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenue, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia, in response to SIRIUS XM’s motion to dismiss the complaint, stayed the case on the grounds that it properly should be pursued in the first instance before the CRB rather than the District Court.  In its opinion, the District Court concluded that the gross revenue exclusions in the regulations established by the CRB for the 2007-2012 period were ambiguous and did not, on their face, make clear whether SIRIUS XM’s royalty calculation approaches were permissible under the regulations.  In December 2014, SoundExchange filed a petition with the CRB requesting an order interpreting the applicable regulations.

On January 10, 2017, the CRB issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings, but in certain cases did not apply those exclusions properly.  The ruling further indicated that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge” in accordance with the regulations. On March 9, 2017, the CRB issued an order withdrawing its January 10, 2017 ruling in its entirety and requesting that the parties submit briefs addressing certain jurisdictional issues related to this proceeding.

Rulings by the CRB are subject to limited legal review by the Register of Copyrights.  SIRIUS XM expects that any ruling by the CRB in this matter (and any potential review by the Register of Copyrights) will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to damages and defenses.  SIRIUS XM believes it has substantial defenses to SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

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

There were no repurchases of Series A or Series C Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during the three months ended March 31, 2017. As of March 31, 2017, $1.3 billion was available to be used for share repurchases of Series A and Series C Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock under the Company’s share repurchase program.

During the three months ended March 31, 2017,  71 shares and 141 shares of Series A and Series C Liberty Formula One common stock, respectively, 329 shares and 657 shares of Series A and Series C Liberty SiriusXM common stock, respectively, and 29 shares and 57 shares of Series A and Series C Liberty Braves common stock, respectively, were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

LIBERTY MEDIA CORPORATION
Date:	May 9, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 9, 2017	By:	/s/ MARK D. CARLETON
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