Form 10-Q
period 2017-06-30
Liberty Media Corp
filed 2017-08-09
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2017 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,628,212	9,870,856	223,512,496
Liberty Braves common stock	10,238,328	986,791	38,241,891
Liberty Formula One common stock	25,636,346	2,466,778	186,917,336

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2017	December 31, 2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$744	562
Trade and other receivables, net	363	240
Other current assets	326	227
Total current assets	1,433	1,029
Investments in available-for-sale securities and other cost investments (note 7)	750	1,309
Investments in affiliates, accounted for using the equity method (note 8)	1,576	1,117

Property and equipment, at cost	3,393	3,182
Accumulated depreciation	(922)	(830)
	2,471	2,352
Intangible assets not subject to amortization (note 9):
Goodwill	18,398	14,345
FCC licenses	8,600	8,600
Other	1,074	1,073
	28,072	24,018
Intangible assets subject to amortization, net (note 9)	6,373	1,072
Other assets	709	480
Total assets	$41,384	31,377

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$992	985
Current portion of debt	5	5
Deferred revenue	2,292	1,877
Other current liabilities	22	5
Total current liabilities	3,311	2,872
Long-term debt, including $2,183 million and $1,546 million measured at fair value at June 30, 2017 and December 31, 2016, respectively (note 10)	13,519	8,013
Deferred income tax liabilities	2,693	2,025
Other liabilities	777	751
Total liabilities	20,300	13,661

 (Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2017	December 31, 2016
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,566,924 shares at June 30, 2017 and 102,390,088 shares at December 31, 2016 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,238,346 shares at June 30, 2017 and 10,231,185 shares at December 31, 2016 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,636,391 shares at June 30, 2017 and 25,593,352 shares at December 31, 2016 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,870,856 shares at June 30, 2017 and December 31, 2016 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 986,791 shares at June 30, 2017 and December 31, 2016 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,466,778 shares at June 30, 2017 and December 31, 2016 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 223,392,219 shares at June 30, 2017 and 222,936,204 shares at December 31, 2016 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 38,241,927 shares at June 30, 2017 and 38,215,276 shares at December 31, 2016 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 186,902,160 shares at June 30, 2017 and 55,737,179 shares at December 31, 2016 (note 2)	2	1
Additional paid-in capital	3,695	87
Accumulated other comprehensive earnings (loss), net of taxes	(52)	(62)
Retained earnings	11,800	11,727
Total stockholders' equity	15,448	11,756
Noncontrolling interests in equity of subsidiaries	5,636	5,960
Total equity	21,084	17,716
Commitments and contingencies (note 11)
Total liabilities and equity	$41,384	31,377

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,111	1,032	2,189	2,041
Formula 1 revenue	616	—	712	—
Other revenue	413	334	634	529
Total revenue	2,140	1,366	3,535	2,570
Operating costs and expenses, including stock-based compensation (note 4):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	293	264	570	516
Programming and content	96	83	192	168
Customer service and billing	95	94	192	191
Other	30	45	57	78
Cost of Formula 1 revenue	414	—	482	—
Subscriber acquisition costs	126	129	253	261
Other operating expense	153	122	194	169
Selling, general and administrative	288	208	527	409
Legal settlement, net (note 11)	—	—	—	(511)
Depreciation and amortization	223	93	387	180
	1,718	1,038	2,854	1,461
Operating income (loss)	422	328	681	1,109
Other income (expense):
Interest expense	(149)	(90)	(289)	(174)
Share of earnings (losses) of affiliates, net (note 8)	16	18	12	6
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(49)	(32)	(61)	(40)
Other, net	(4)	5	13	12
	(186)	(99)	(325)	(196)
Earnings (loss) before income taxes	236	229	356	913
Income tax (expense) benefit	(80)	(87)	(156)	(344)
Net earnings (loss)	156	142	200	569
Less net earnings (loss) attributable to the noncontrolling interests	62	60	127	123
Net earnings (loss) attributable to Liberty stockholders	$94	82	73	446

Net earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$—	13	—	377
Liberty SiriusXM common stock	123	82	247	82
Liberty Braves common stock	(2)	32	(51)	32
Liberty Formula One common stock	(27)	(45)	(123)	(45)
	$94	82	73	446

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2017		2016	2017	2016
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 5)
Series A, B and C Liberty Media Corporation common stock	$	NA	0.04	NA	1.13
Series A, B and C Liberty SiriusXM common stock		0.37	0.24	0.74	0.24
Series A, B and C Liberty Braves common stock		(0.04)	0.89	(1.04)	0.89
Series A, B and C Liberty Formula One common stock		(0.13)	(0.54)	(0.65)	(0.54)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 5)
Series A, B and C Liberty Media Corporation common stock	$	NA	0.04	NA	1.12
Series A, B and C Liberty SiriusXM common stock		0.36	0.24	0.73	0.24
Series A, B and C Liberty Braves common stock		(0.04)	0.11	(1.04)	0.11
Series A, B and C Liberty Formula One common stock		(0.13)	(0.54)	(0.65)	(0.54)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2017		2016	2017	2016
	amounts in millions
Net earnings (loss)		$156	142	200	569
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments		6	(1)	6	7
Unrealized holding gains (losses) arising during the period		(1)	1	(3)	1
Share of other comprehensive earnings (loss) of equity affiliates		7	(5)	9	(5)
Comprehensive earnings (loss)		168	137	212	572
Less comprehensive earnings (loss) attributable to the noncontrolling interests		62	60	129	125
Comprehensive earnings (loss) attributable to Liberty stockholders		$106	77	83	447

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$	NA	12	NA	382
Liberty SiriusXM common stock		129	80	253	80
Liberty Braves common stock		(3)	33	(54)	33
Liberty Formula One common stock		(20)	(48)	(114)	(48)
		$106	77	85	447

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings	$200	569
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	387	180
Stock-based compensation	97	68
Share of (earnings) loss of affiliates, net	(12)	(6)
Realized and unrealized (gains) losses on financial instruments, net	61	40
Noncash interest expense	6	—
Losses (gains) on dilution of investment in affiliate	(2)	2
Deferred income tax expense (benefit)	176	178
Other, net	(2)	21
Changes in operating assets and liabilities
Current and other assets	(37)	(51)
Payables and other liabilities	(135)	261
Net cash provided (used) by operating activities	739	1,262
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(442)	(11)
Cash proceeds from sale of investments	6	58
Net cash paid for the acquisition of Formula 1	(1,647)	—
Capital expended for property and equipment	(266)	(160)
Purchases of short term investments and other marketable securities	—	(258)
Sales of short term investments and other marketable securities	—	273
Other investing activities, net	(119)	12
Net cash provided (used) by investing activities	(2,468)	(86)
Cash flows from financing activities:
Borrowings of debt	2,597	1,453
Repayments of debt	(1,791)	(816)
Proceeds from issuance of Series C Liberty Formula One common stock	1,938	—
Subsidiary shares repurchased by subsidiary	(784)	(996)
Proceeds from Liberty Braves common stock rights offering	—	203
Cash dividends paid by subsidiary	(30)	—
Taxes paid in lieu of shares issued for stock-based compensation	(32)	(10)
Other financing activities, net	8	18
Net cash provided (used) by financing activities	1,906	(148)
Effect of foreign exchange rate changes on cash and cash equivalents	5	—
Net increase (decrease) in cash and cash equivalents	182	1,028
Cash and cash equivalents at beginning of period	562	201
Cash and cash equivalents at end of period	$744	1,229

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2017

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	2	—	—	—	—	—	1	87	(62)	11,727	5,960	17,716
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	73	127	200
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	10	—	2	12
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	60	—	—	17	77
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(32)	—	—	—	(32)
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	8	—	—	—	8
Shares issued in private placement transaction	—	—	—	—	—	—	—	—	—	—	1,938	—	—	—	1,938
Shares issued as consideration in acquisition of Formula 1	—	—	—	—	—	—	—	—	—	1	1,616	—	—	—	1,617
Delta Topco Exchangeable Notes conversion option	—	—	—	—	—	—	—	—	—	—	173	—	—	—	173
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(186)	—	—	(590)	(776)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	30	—	—	149	179
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	(30)
Other, net	—	—	—	—	—	—	—	—	—	—	1	—	—	1	2
Balance at June 30, 2017	$—	1	—	2	—	—	—	—	—	2	3,695	(52)	11,800	5,636	21,084

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of Liberty Media Corporation and its controlled subsidiaries (formerly named Liberty Spinco, Inc.) ("Liberty," the "Company,"  "we," "us," or "our" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated.

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries globally. The significant subsidiaries include SIRIUS XM Holdings Inc. ("SIRIUS XM"), Delta Topco Limited (the parent company of Formula 1) (“Delta Topco”) and Braves Holdings, LLC ("Braves Holdings"). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

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

Liberty has entered into certain agreements with Liberty Interactive Corporation (“Liberty Interactive”), Starz, Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), CommerceHub, Inc. (“CommerceHub”) and Liberty Expedia Holdings (“Expedia Holdings”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that Liberty Interactive owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Starz and Liberty Broadband only), Services Agreements (which, in Starz’s case, terminated in April 2017), Facilities Sharing Agreements (excluding Starz and CommerceHub) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, TripCo, Liberty Broadband, CommerceHub and Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, TripCo, Liberty Broadband, CommerceHub and Expedia Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive, Liberty Interactive's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty Interactive, while TripCo, Liberty Broadband, CommerceHub and Expedia Holdings pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo, Liberty Broadband and Expedia Holdings. Under these various agreements approximately $7 million and $6 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2017 and 2016,  and $11 million and $9 million during the six months ended June 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is currently effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We currently expect to adopt this guidance under the modified retrospective transition method. We have identified the Company’s various revenue streams and are currently working with our subsidiaries to evaluate the quantitative effects of the new guidance. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

In March 2016, the FASB issued new accounting guidance on share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. We early adopted this new guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the accompanying condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively. The presentation changes for excess tax benefits have been applied retrospectively in the accompanying condensed consolidated statements of cash flows, resulting in the reclassification of $75 million of excess tax benefits for the six months ended June 30, 2016 from cash flows from financing activities to cash flows from operating activities.

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

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay the Intergroup Note (as defined below) and for working capital purposes. The rights offering was fully subscribed on June 16, 2016 with 15,833,634 shares of Series C Liberty Braves common stock issued at a price per share of $12.80 to those rights holders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Liberty Braves Group (the “Braves Group”). In September 2016, the IRS completed its review of the distribution of the Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

Additionally, as a result of the Recapitalization, the Convertible Notes (as defined in note 10) are convertible into cash based on the product of the conversion rate specified in the related indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty common stock has been reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard to adjustments related to the Recapitalization to certain outstanding Series A common stock warrants as well as certain outstanding cash convertible note hedges and purchased call options. See note 10 for a more detailed discussion of the amendments made to these financial instruments as a result of the Recapitalization.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $173 million, which includes $43 million of subsidiary cash. On January 24, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock to stockholders of record at the close of business on February 7, 2017. The dividend was paid in cash on February 28, 2017 in the amount of $47 million, of which Liberty received $32 million. On April 25, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock payable to stockholders of record as of the close of business on May 10, 2017. The dividend was paid in cash on May 31, 2017 in the amount of $47 million, of which Liberty received $32 million. On July 11, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock payable on August 31, 2017 to stockholders of record as of the close of business on August 10, 2017.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. Liberty attributed to the Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. As previously discussed, $150 million was outstanding under the Intergroup Note that was repaid during June 2016 using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds of the subscription rights offering were attributed to the Braves Group. As of June 30, 2017, the Braves Group has cash and cash equivalents of approximately $128 million, which includes subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. Liberty attributed to the Formula One Group all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), cash, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments,  Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023.  Additionally, as discussed in more detail in note 3, on September 7, 2016 Liberty, through its indirect wholly-owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business. The first purchase agreement was completed on September 7, 2016 and provided for the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty’s interest in Delta Topco and by extension Formula 1 was attributed to the Formula One Group. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017 (the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

“Second Closing”). As of June 30, 2017, the Formula One Group has cash and cash equivalents of approximately $443 million, which includes $297 million of subsidiary cash.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940,  representing a 15.5% intergroup interest in the Braves Group at June 30, 2017. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through a  transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)  Formula 1 Transactions

On September 7, 2016 Liberty, through its indirect wholly-owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The first purchase agreement was completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million holdback to be repaid by Liberty to selling stockholders upon completion of the acquisition). On October 27, 2016, under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. On January 23, 2017, Liberty completed the acquisition of 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement). Prior to the Second Closing, CVC continued to be the controlling shareholder of Formula 1, and Liberty did not have any voting interests or board representation in Formula 1. As a result, Liberty concluded that it did not have significant influence over Formula 1, and therefore our initial investment in Formula 1 was accounted for as a cost investment until the completion of the Second Closing, at which time Liberty began consolidating Formula 1.

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

Also concurrently with the Second Closing, the Company used a portion of the net proceeds of its $450 million offering of 1% Cash Convertible Notes due 2023, as discussed in note 10, to increase the cash consideration payable to the selling shareholders by approximately $400 million. The additional 19 million shares of Series C Liberty Formula One common stock that would otherwise have been issued to the selling shareholders based on the per share purchase price of $21.26 were held in reserve by the Company for possible sale to Formula 1 teams, until such opportunity expired in July of 2017.

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
$4,698

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Formula 1 amortizable intangible assets were comprised of an agreement with the Fédération Internationale de l’Automobile  (the “FIA,” and the agreement, the “FIA Agreement”) ($3.6 billion with a remaining useful life of approximately 35 years) and customer relationships of $1.9 billion with a weighted average remaining life of approximately 11.5 years. The FIA owns the World Championship and has granted Formula 1 the exclusive commercial rights to the World Championship until the end of 2110. None of the acquired goodwill is

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

expected to be deductible for tax purposes.  As of June 30, 2017, the valuation related to the acquisition of a controlling interest in Formula 1 is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

Included in net earnings (loss) for the six months ended June 30, 2017 is a loss of approximately $194 million related to Formula 1’s operations since the date of acquisition, which includes amortization expense of approximately $179 million, primarily related to the amortization of the fair value step-up of amortizable intangible assets acquired.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Formula 1, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Formula 1 discussed above occurred on January 1, 2016, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Revenue	$2,140	1,966	3,536	3,267
Net earnings (loss)	$185	156	154	372
Net earnings (loss) attributable to Liberty shareholders	$123	96	27	249

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

(4)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, a portion of which relates to SIRIUS XM, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in millions)
Cost of subscriber services:
Programming and content	$7	4	14	8
Customer service and billing	1	1	2	2
Other	1	1	2	2
Other operating expense	3	3	7	6
Selling, general and administrative	41	25	72	50
	$53	34	97	68

During the six months ended June 30, 2017, and in connection with our CEO’s employment agreement, Liberty granted approximately 920 thousand, 149 thousand and 171 thousand options to purchase shares of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, and 50 thousand RSUs of Series C Liberty Formula One common stock, of which 29 thousand RSUs were performance-based. Such options had a weighted average GDFV of $8.50, $6.02 and $8.96 per share, respectively, and the RSUs had a GDFV of $33.92 per share. These options mainly vest on December 31, 2017, the time-based RSUs vested immediately upon grant, and the performance-based RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

Also during the six months ended June 30, 2017, Liberty granted 2.0 million options to Formula 1 employees to purchase shares of Series C Liberty Formula One common stock.  Such options had a weighted average GDFV of $8.16 per share and vest monthly over one year.

Additionally, Liberty granted to Liberty employees 148 thousand, 19 thousand and 77 thousand options to purchase shares of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, during the six months ended June 30, 2017. Such options had a weighted average GDFV of $9.64,  $6.11 and $9.25 per share, respectively, and mainly vest semi-annually over four years.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the six months ended June 30, 2017.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	2,018	$19.39				11,008	$25.91
Granted	—	$—				1,068	$37.12
Exercised	(335)	$17.62				(620)	$17.42
Forfeited/Cancelled	—	$—				(50)	$32.58
Outstanding at June 30, 2017	1,683	$19.74	2.5	years	$37	11,406	$27.39	4.5	years	$163
Exercisable at June 30, 2017	1,665	$19.68	2.4	years	$37	5,085	$23.52	3.5	years	$92

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	189	$11.30				1,073	$14.92
Granted	—	$—				168	$23.45
Exercised	(10)	$8.83				(21)	$8.95
Forfeited/Cancelled	—	$—				(5)	$18.84
Outstanding at June 30, 2017	179	$11.43	2.5	years	$2	1,215	$16.18	4.6	years	$9
Exercisable at June 30, 2017	178	$11.41	2.5	years	$2	544	$13.74	3.6	years	$6

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	455	$11.55				2,611	$15.18
Granted	—	$—				2,263	$33.98
Exercised	(53)	$10.50				(145)	$10.43
Forfeited/Cancelled	—	$—				(12)	$18.83
Outstanding at June 30, 2017	402	$11.69	2.5	years	$9	4,717	$24.34	5.5	years	$58
Exercisable at June 30, 2017	398	$11.66	2.5	years	$9	1,443	$17.84	4.2	years	$27

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $43 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of June 30, 2017, Liberty reserved 13.1 million, 1.4 million and 5.1 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM - Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the six months ended June 30, 2017. As of June 30, 2017, SIRIUS XM has approximately 311 million options outstanding of which approximately 22 million are exercisable, each with a weighted-average exercise price per share of $3.56 and $2.91, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of June 30, 2017 is $594 million and $291 million, respectively. In addition, as of June 30, 2017, SIRIUS XM has granted approximately 30 million nonvested restricted stock units with a grant date fair value per share of $4.07.  The stock-based compensation expense related to SIRIUS XM was $30 million and $24 million for the three months ended June 30, 2017 and 2016, respectively, and $59 million and $48 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $231 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

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

Excluded from diluted EPS for the three and six months ended June 20, 2017 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (note 10), because their inclusion would be antidilutive. The Amended Warrant Transactions (note 10) may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.  Additionally, the Delta Topco Exchangeable Notes may have a dilutive effect to the extent that the settlement price exceeds the strike price of the notes, and the Delta Topco Exchangeable Notes are settled in shares of Series C Liberty Formula One common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Media Corporation Common Stock
	Three months	April 1, 2016	Six months	January 1, 2016
	ended	through	ended	through
	June 30, 2017	April 15, 2016	June 30, 2017	April 15, 2016
	numbers of shares in millions
Basic WASO	NA	335	NA	335
Potentially dilutive shares	NA	2	NA	2
Diluted WASO	NA	337	NA	337

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months	April 15, 2016	Six months	April 15, 2016
	ended	through	ended	through
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	numbers of shares in millions
Basic WASO	335	335	335	335
Potentially dilutive shares	4	2	4	2
Diluted WASO	339	337	339	337

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months	April 15, 2016	Six months	April 15, 2016
	ended	through	ended	through
	June 30, 2017 (a)(b)	June 30, 2016	June 30, 2017 (a)(b)	June 30, 2016
	numbers of shares in millions
Basic WASO	49	36	49	36
Potentially dilutive shares	10	9	10	9
Diluted WASO	59	45	59	45

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
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

	Three months	April 15, 2016	Six months	April 15, 2016
	ended	through	ended	through
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(2)	32	(51)	32
Unrealized (gain) loss on the intergroup interest	3	(27)	31	(27)
Diluted earnings (loss) attributable to Liberty Braves shareholders	$1	5	(20)	5

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Formula One Common Stock
	Three months	April 15, 2016	Six months	April 15, 2016
	ended	through	ended	through
	June 30, 2017 (a)	June 30, 2016	June 30, 2017 (a)	June 30, 2016
	numbers of shares in millions
Basic WASO	207	83	190	83
Potentially dilutive shares	7	1	7	1
Diluted WASO	214	84	197	84

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2017			December 31, 2016
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$502	502	—	289	289	—
Available-for-sale securities	$681	508	173	489	489	—
Financial instrument assets	$413	18	395	286	16	270
Debt	$2,183	—	2,183	1,546	—	1,546

The majority of Liberty's Level 2 financial assets and debt are investments in debt related instruments and derivative instruments. In addition, SIRIUS XM’s investment in Pandora Media, Inc. (“Pandora”) is classified as Level 2. See note 7 for information related to the investment in Pandora. The Company notes that these assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP.  The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those available-for-sale securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets classified as Level 1 and Level 2 in the table above are included in the Other assets line item in the condensed consolidated balance sheets.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities	$(10)	5	20	29
Debt measured at fair value (a)	(78)	4	(194)	1
Change in fair value of bond hedges (b)	46	(40)	124	(68)
Other derivatives	(7)	(1)	(11)	(2)
	$(49)	(32)	(61)	(40)

(a)

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

(b)

Contemporaneously with the issuance of the 1.375% Cash Convertible Notes due 2023, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the 1.375% Cash Convertible Notes due 2023, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 10 for additional discussion of the bond hedges.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	June 30,	December 31,
	2017	2016
	amounts in millions
Liberty SiriusXM Group
Fair Value Option Securities
Pandora (a)	$173	—
Total attributed Liberty SiriusXM Group	173	—

Braves Group
Other AFS and cost investments	8	8
Total attributed Braves Group	8	8

Formula One Group
Fair Value Option Securities
Time Warner (b)	427	411
Viacom (c)	62	65
Other equity securities	19	13
Total Fair Value Option Securities	508	489
AFS and cost investments
Formula 1 (d)	—	759
Other AFS and cost investments	61	53
Total AFS and cost investments	61	812
Total attributed Formula One Group	569	1,301

Consolidated Liberty	$750	1,309

(a)

On June 9, 2017, a subsidiary of SIRIUS XM entered into an agreement to purchase $480 million in newly issued Series A convertible preferred stock of Pandora. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners. SIRIUS XM purchased $172.5 million of Series A preferred stock upon execution of the agreement and has agreed to purchase the balance of the Series A preferred stock at a second closing. Upon completion of the second closing, the Series A preferred stock would represent a 19% interest in Pandora's currently outstanding common stock and a 16% interest on an as-converted basis. The investment includes a mandatory redemption feature on any date after the fifth anniversary of the second closing and therefore the financial instrument has been treated as a debt security. SIRIUS XM has elected to account for this investment under the fair value option.

(b)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of June 30, 2017.
(c)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of June 30, 2017.
(d)	See note 3 for details regarding the Company’s acquisition of Formula 1 during the six months ended June 30, 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Unrealized Holding Gains and Losses

There were no unrealized holding gains and losses related to investments in AFS securities as of June 30, 2017 or December 31, 2016

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2017 and the carrying amount at December 31, 2016:

	June 30, 2017			December 31, 2016
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$610	164
Total Liberty SiriusXM Group			610	164

Braves Group
Other	various	NA	47	61
Total Braves Group			47	61

Formula One Group
Live Nation (a)	34%	$2,427	755	731
Other	various	NA	164	161
Total Formula One Group			919	892
Consolidated Liberty			$1,576	1,117

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of June 30, 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$(5)	2	(2)	9
Total Liberty SiriusXM Group	(5)	2	(2)	9

Braves Group
Other	1	2	4	4
Total Braves Group	1	2	4	4

Formula One Group
Live Nation	23	9	8	(8)
Other	(3)	5	2	1
Total Formula One Group	20	14	10	(7)
Consolidated Liberty	$16	18	12	6

SIRIUS XM Canada

On May 25, 2017, SIRIUS XM completed a recapitalization of SIRIUS XM Canada Holdings Inc. (“SIRIUS XM Canada”), which is now a privately held corporation.

SIRIUS XM now holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting power and equity interest held by two of SIRIUS XM Canada’s previous shareholders.  The total consideration from SIRIUS XM to SIRIUS XM Canada, excluding transaction costs, during the three and six months ended June 30, 2017 was $309 million, which included $130 million in cash and SIRIUS XM issued 35 million shares of its common stock with an aggregate value of $179 million to the holders of the shares of SIRIUS XM Canada acquired in the transaction.  SIRIUS XM received common stock, non-voting common stock and preferred stock of SIRIUS XM Canada.  SIRIUS XM owns a total of 591 million shares of preferred stock of SIRIUS XM Canada, which has a liquidation preference of one Canadian dollar per share. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM does not have the ability to direct the most significant activities that impact SIRIUS XM Canada's economic performance.

SIRIUS XM also made a contribution in the form of a loan to SIRIUS XM Canada in the aggregate amount of $131 million on May 25, 2017.  The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.  Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to SIRIUS XM Canada’s failure to maintain specified leverage ratios.  In addition, the terms of the loan require SIRIUS XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10 million at the last day of the financial year if all target dividends have been paid in full.

SIRIUS XM also entered into a Services Agreement and an Advisory Services Agreement with SIRIUS XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 25% of its gross revenue on a monthly basis through December 31, 2021 and 30% of its gross revenue on a monthly basis thereafter.  Pursuant to the Advisory Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 5% of its gross

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

revenue on a monthly basis.  These agreements supersede and replace the existing agreements between SIRIUS XM Canada and its predecessors and SIRIUS XM.

Under the legacy agreement, as of December 31, 2016, SIRIUS XM’s related party current assets balance primarily consisted of activation fees and streaming and chipset costs for which it  was reimbursed.  SIRIUS XM has approximately $12 million in current related party assets as of June 30, 2017 which includes amounts due under the new royalty arrangement and certain amounts due prior to the recapitalization.  At June 30, 2017, SIRIUS XM has approximately $3 million and $7 million in current and noncurrent related party liabilities, respectively, related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $28 million and $11 million in revenue for the three months ended June 30, 2017 and 2016, respectively, and $40 million and $21 million for the six months ended June 30, 2017 and 2016, respectively, associated with these various agreements in the Other revenue line item in the condensed consolidated statements of operations. SIRIUS XM Canada paid dividends to SIRIUS XM of $4 million during the three months ended June 30, 2016 and $4 million and $8 million during the six months ended June 30, 2017 and 2016, respectively.

(9)   Intangible Assets

Goodwill

	SIRIUS XM	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2017	$14,165	—	180	14,345
Acquisitions (a) (b)	85	3,968	—	4,053
Balance at June 30, 2017	$14,250	3,968	180	18,398

(a)   On April 18, 2017, Sirius XM acquired Automatic Labs Inc., a connected vehicle device and mobile application company, for an aggregate purchase price of approximately $107 million, net of cash and restricted cash acquired. The excess purchase price over identifiable net assets of $85 million was record to goodwill.

(b)   See note 3 for details regarding the Formula 1 acquisition.

Intangible Assets Subject to Amortization

	June 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(72)	3,558	—	—	—
Customer relationships	2,684	(360)	2,324	830	(228)	602
Licensing agreements	330	(123)	207	316	(109)	207
Other	761	(477)	284	686	(423)	263
Total	$7,405	(1,032)	6,373	1,832	(760)	1,072

Amortization expense for intangible assets with finite useful lives was $165 million and $47 million for the three months ended June 30, 2017 and 2016, respectively, and $281 million and $86 million for the six months ended June 30,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2017 and 2016, respectively.  Based on its amortizable intangible assets as of June 30, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$314
2018	$652
2019	$561
2020	$540
2021	$489

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2017	2017	2016
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
Margin Loans	$250	250	250
Subsidiary notes and loans:
SIRIUS XM 5.75% Senior Notes due 2021	600	597	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	400	405	405
SIRIUS XM 4.25% Senior Notes due 2020	500	497	497
SIRIUS XM 4.625% Senior Notes due 2023	500	496	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,487	1,487
SIRIUS XM 5.375% Senior Notes due 2025	1,000	991	990
SIRIUS XM 5.375% Senior Notes due 2026	1,000	990	989
SIRIUS XM Credit Facility	1,000	1,000	390
SIRIUS XM leases	11	11	14
Less deferred financing costs		(7)	(7)
Total Liberty SiriusXM Group	6,761	6,717	6,107
Braves Group
Subsidiary notes and loans:
Notes and loans	511	511	338
Less deferred financing costs		(9)	(10)
Total Braves Group	511	502	328
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023	1,000	1,177	1,076
1% Cash Convertible Notes due 2023	450	523	—
2.25% Exchangeable Senior Debentures due 2046	445	483	470
Live Nation Margin Loan	350	350	—
Other	35	36	37
Subsidiary notes and loans:
Bank Loans	3,402	3,417	—
Delta Topco Exchangeable Notes	351	335	—
Less deferred financing costs		(16)	—
Total Formula One Group	6,033	6,305	1,583
Total debt	$13,305	13,524	8,018
Less debt classified as current		(5)	(5)
Total long-term debt		$13,519	8,013

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statement of operations.  As of June 30, 2017, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2). As of June 30, 2017, the basket price of the securities underlying the Bond Hedge Transaction was $53.33 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of June 30, 2017 and December 31, 2016 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the Warrant Transactions with cash. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”).  As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of June 30, 2017, the basket price of the securities underlying the Amended Warrant Transactions was $53.33 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1% Cash Convertible Notes due 2023

In connection with the Second Closing on January 23, 2017, Liberty issued $450 million aggregate principal amount of 1% Cash Convertible Senior Notes due 2023 at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Cash Convertible Notes due 2023’’). The initial conversion rate for the notes will be 27.1091 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Cash Convertible Notes due 2023 will be settled solely in cash, and not through the delivery of any securities. As discussed in note 3, Liberty used a portion of the net proceeds of the 1% Cash Convertible Notes due 2023 to fund an increase to the cash consideration payable to the selling shareholders of Formula 1 by approximately $400 million.

Margin Loans

$750 Million Margin Loan due 2018

During October 2016, Liberty refinanced a margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $500 million undrawn line of credit, which is scheduled to mature during October 2018. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%.  Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.90% per annum at June 30, 2017. As of June 30, 2017, availability under the revolving line of credit was $500 million. 1,138.4 million shares of SIRIUS XM common stock held by Liberty with a value of $6,227 million were pledged as collateral to the $750 million margin loan due 2018 as of June 30, 2017. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an availability of $500 million with various lender parties (the “Live Nation Margin Loan”). This margin loan has a two year term and bears interest at a rate of LIBOR plus 2.25% and contains an undrawn commitment fee of 0.75% per annum. Borrowings outstanding under this margin loan bore interest at a rate of 3.40% per annum at June 30, 2017. Interest on the term loan is payable on the first business day of each calendar quarter. This loan was undrawn as of December 31, 2016. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the Second Closing, as discussed in note 3. As of June 30, 2017, availability under the Live Nation Margin Loan was $150 million. As discussed in notes 7 and 8, 53.7 million shares of the Company’s Live Nation common stock with a value of $1,873 million and 1.9 million shares of the Company’s Viacom common stock with a value of $62 million were pledged as collateral to the loan as of June 30, 2017.

SIRIUS XM Senior Notes and Senior Secured Revolving Credit Facility

Senior Notes

On June 27, 2017, SIRIUS XM issued a redemption notice pursuant to the indenture governing the 4.25% Notes to redeem all of its 4.25% Notes.  The 4.25% Notes were redeemed on July 27, 2017 at 101.063% of the principal amount thereof plus accrued and unpaid interest thereon from May 15 through July 26, 2017 for a total amount of $510 million.  This redemption will result in a loss on extinguishment of debt of approximately $8 million in the third quarter of 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On July 5, 2017, SIRIUS XM issued a redemption notice pursuant to the indenture governing the 5.75% Notes to redeem all of its 5.75% Notes.   The 5.75% Notes were redeemed on August 4, 2017 at 102.875% of the principal amount thereof plus accrued and unpaid interest thereon from August 1 through August 3, 2017 for a total amount of $618 million.  This redemption will result in a loss on extinguishment of debt of approximately $21 million in the third quarter of 2017.

Subsequent to June 30, 2017, SIRIUS XM issued $1.0 billion aggregate principal amount of 3.875% Senior Notes due 2022 (the “3.875% Notes”) and $1.5 billion aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). For both series of notes, interest is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 3.875% Notes will mature on August 1, 2022 and the 5.00% Notes will mature on August 1, 2027. SIRIUS XM intends to use the proceeds to repay outstanding debt.

Senior Secured Revolving Credit Facility

SIRIUS XM has entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2020. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM's assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Borrowings outstanding under the Credit Facility as of June 30, 2017 bore interest at a rate of 2.91% per annum. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of June 30, 2017 was 0.25% per annum and is payable on a quarterly basis.  As of June 30, 2017, availability under the Credit Facility was $750 million.

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

During September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan initially bore interest at LIBOR plus an applicable spread between 1.50% and 1.75% per annum (based on the debt service coverage ratio) and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. In connection with entering into the Braves Senior Secured Note during August 2016 (discussed below), Braves Holdings partially repaid and reduced the capacity on the Braves Term Loan from $345 million to $130 million. As of June 30, 2017, the interest rate on the Braves Term Loan was 2.80%. The Braves Term Loan is scheduled to mature during August 2021. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $250 million to $85 million for a total capacity under the credit facilities of $185 million. As of June 30, 2017, the weighted average interest rate on the credit facilities was 2.20%. As of June 30, 2017, Braves Holdings has borrowed approximately $161 million under the Braves Term Loan and two facilities.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During August 2016, a subsidiary of Braves Holdings entered into a $200 million senior secured note which was funded during October 2016 (the “Braves Senior Secured Note”). The Braves Senior Secured Note bears interest at 3.77% per annum, payable semi-annually in arrears. The Braves Senior Secured Note is scheduled to mature during August 2041. The proceeds from the Braves Senior Secured Note were used to partially repay the Braves Term Loan and to finance the stadium construction.

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

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The estimated cost for mixed-use development is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $470 million through a mix of approximately $200 million in equity and $270 million in new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options. Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with certain step-downs upon lease of the mixed use facilities at the completion of construction. As of June 30, 2017,  $131 million was drawn on these facilities with a weighted average interest rate of 3.16%. As discussed in note 7, 464 thousand Time Warner shares were pledged as collateral to these facilities. The fair value of the shares pledged as of June 30, 2017 was $47 million. Additionally, in August 2016, a subsidiary of Braves Holdings entered into a credit facility with an availability of $30 million to fund a portion of the entertainment venue as part of the mixed use development. This facility matures during August 2020 and contains one twelve month extension option. The credit facility bears interest at LIBOR plus 3.25%, with a step-down upon completion of construction. As of June 30, 2017, the interest rate on this facility was 4.23%, and $19 million was drawn.

As of June 30, 2017, approximately $692 million has been spent to-date on the baseball facility, of which approximately $390 million of funding has been provided by the Authority, and $374 million has been spent to date on the mixed-use development.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Formula 1 Notes and Loans

Bank Loans

Formula 1 has two first lien term loans,  $3.1 billion outstanding denominated in U.S. Dollars (the “$3.1 billion Senior Loan Facility”) that matures on February 1, 2024 and $42 million denominated in Euros, which was repaid on June 30, 2017 (together, the “Senior Loan Facilities”). The $3.1 billion Senior Loan Facility was modified as part of a refinancing during March 2017. Although the total amount outstanding under the $3.1 billion Senior Loan Facility did not change, $628 million of the $3.1 billion Senior Loan Facility was considered repaid and then borrowed due to a change in the mix of counterparties in the $3.1 billion Senior Loan Facility. As part of the refinancing, the interest rate on the Senior Loan Facilities was reduced from LIBOR plus 3.75% per annum to LIBOR plus 3.25% per annum, with a LIBOR floor on the U.S. Dollar denominated debt of 1%. The weighted average interest rate on the Senior Loan Facilities was approximately 4.6% as of June 30, 2017. The Senior Loan Facilities are secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of June 30, 2017, Formula 1 has entered into interest rate swaps on $2.7 billion of the $3.1 billion Senior Loan Facility in order to manage its interest rate risk.

Formula 1 also has a second lien facility, which had $1 billion outstanding at the time of the acquisition of Formula 1 by Liberty. In May 2017, Liberty issued 12.9 million shares of Series C Liberty Formula One common stock and used the net proceeds of approximately $388 million to repay a portion of the second lien facility. Formula 1 repaid a total of $700 million outstanding on the second lien facility during the six months ended June 30, 2017. The second lien facility matures on July 29, 2022. The second lien facility bears interest at LIBOR plus 6.75% per annum, subject to a LIBOR floor of 1%. The interest rate on the second lien facility was 8.07% as of June 30, 2017.

On August 3, 2017, Formula 1 increased the amount outstanding under its first lien term loan denominated in U.S. Dollars to $3.3 billion and extended its maturity to February 2024. Formula 1 used the proceeds, along with cash on hand, to fully repay the second lien facility. The incremental borrowings are on the same terms as the Senior Loan Facilities.

Delta Topco Exchangeable Notes

As discussed in note 3, in connection with the Second Closing on January 23, 2017, Delta Topco issued $351 million in subordinated exchangeable debt instruments upon the conversion of certain outstanding Delta Topco loan notes. The Delta Topco Exchangeable Notes bear interest at 2% per annum, mature in July 2019 and are exchangeable into cash or newly issued shares of Series C Liberty Formula One common stock at the election of Delta Topco. Interest is payable by either, at the discretion of Delta Topco, (i) issuing payment-in-kind notes or (ii) cash. The Delta Topco Exchangeable Notes are attributed to the Formula One Group.

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

The debt host component of the Delta Topco Exchangeable Notes was recorded as debt, at fair value (level 2), with the related discount amortized over the expected term of the loan using the effective interest rate method, while the embedded conversion option was recorded in additional paid-in capital. Upon settlement, the Company will record a true-up to additional paid-in capital for the amount and type (cash or shares of Series C Liberty Formula One  common stock) of settlement. As the Company has the option to settle the liability in shares of Series C Liberty Formula One common stock, the debt host component is presented as a long-term liability in the Company’s condensed consolidated balance sheet as of June 30, 2017.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan, Formula 1 debt and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM, Formula 1 and Braves Holdings are in compliance with all debt covenants as of June 30, 2017.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2017
SIRIUS XM 5.75% Senior Notes due 2021	$619
SIRIUS XM 5.25% Senior Secured Notes due 2022	$412
SIRIUS XM 4.25% Senior Notes due 2020	$506
SIRIUS XM 4.625% Senior Notes due 2023	$516
SIRIUS XM 6% Senior Notes due 2024	$1,598
SIRIUS XM 5.375% Senior Notes due 2025	$1,035
SIRIUS XM 5.375% Senior Notes due 2026	$1,039

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at June 30, 2017.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2017 aggregated $278 million, which is payable as follows: $98 million in 2017,  $79 million in 2018,  $41 million in 2019,  $29 million in 2020 and $31 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Vivendi Settlement.   In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants.  On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal.  Vivendi had filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit. During the first quarter of 2016, Liberty entered into a settlement with Vivendi which resulted in a $775 million payment to settle all claims related to the dispute described above. Following the payment of a contingency fee to our legal counsel, as well as amounts payable to Liberty Global plc, an additional plaintiff in the action, Liberty recognized a net pre-tax gain on the legal settlement of approximately $511 million. This settlement resulted in a dismissal of all appeals and mutual releases of the parties.

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

SIRIUS XM concluded that a loss, in excess of its recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims.  At June 30, 2017 the estimable portion of such possible loss ranges from $0 to $70 million plus any related interest or late fees.  Based on SIRIUS XM’s defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded at June 30, 2017.  The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

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

For the six months ended June 30, 2017, the Company has identified the following subsidiaries as its reportable segments:

•

SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services.  SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

•

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,348	519	1,235	451
Corporate and other	—	(3)	—	(1)
Total Liberty SiriusXM Group	1,348	516	1,235	450
Braves Group
Corporate and other	176	27	131	12
Total Braves Group	176	27	131	12
Formula One Group
Formula 1	616	164	NA	NA
Corporate and other	—	(9)	—	(7)
Total Formula One Group	616	155	—	(7)
Consolidated Liberty	$2,140	698	1,366	455

	Six months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$2,642	1,019	2,435	890
Corporate and other	—	(7)	—	(1)
Total Liberty SiriusXM Group	2,642	1,012	2,435	889
Braves Group
Corporate and other	181	(2)	135	(24)
Total Braves Group	181	(2)	135	(24)
Formula One Group
Formula 1	712	182	NA	NA
Corporate and other	—	(27)	—	(19)
Total Formula One Group	712	155	—	(19)
Consolidated Liberty	$3,535	1,165	2,570	846

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2017
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,484	610	119
Corporate and other	159	—	—
Total Liberty SiriusXM Group	27,643	610	119
Braves Group
Corporate and other	1,734	47	145
Total Braves Group	1,734	47	145
Formula One Group
Formula 1	9,535	—	2
Corporate and other	2,719	919	—
Total Formula One Group	12,254	919	2
Elimination (1)	(247)	—	—
Consolidated Liberty	$41,384	1,576	266

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

The following table provides a reconciliation of segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$698	455	1,165	846
Legal settlement, net (note 11)	—	—	—	511
Stock-based compensation	(53)	(34)	(97)	(68)
Depreciation and amortization	(223)	(93)	(387)	(180)
Operating income (loss)	422	328	681	1,109
Interest expense	(149)	(90)	(289)	(174)
Share of earnings (losses) of affiliates, net	16	18	12	6
Realized and unrealized gains (losses) on financial instruments, net	(49)	(32)	(61)	(40)
Other, net	(4)	5	13	12
Earnings (loss) before income taxes	$236	229	356	913

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Holdings Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM's stock repurchase program; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; the integration of Delta Topco Limited (the parent company of Formula 1) (“Delta Topco”) and by extension Formula 1 and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our businesses’ products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our businesses’ significant dependence upon automakers;
•	our businesses’ ability to attract and retain subscribers in the future;
•	our future financial performance, including availability, terms and deployment of capital;
•	the integration of Delta Topco and by extension, Formula 1;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM’s satellites;
•	changes and uncertainties in the market for music rights;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and consumer protection laws, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
•	general economic and business conditions and industry trends including the current economic downturn;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	rapid technological and industry changes;
•	harmful interference our businesses’ service may experience from new wireless operations;
•	impairments by third-party intellectual property rights;
•	our indebtedness and its effect on our operations and the ability of our subsidiaries to react to changes in the economy or our industry;
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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.  Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

The information contained herein relates to Liberty Media Corporation and its controlled subsidiaries ("Liberty," the "Company," "we," "us," or "our" unless the context otherwise requires).

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

In addition to the foregoing businesses, we hold ownership interests in Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM,  SIRIUS XM Canada, which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), which are accounted for at their respective fair market values and are included in the “Corporate and other” category.

As discussed in note 2 of the accompanying condensed consolidated financial statements, on April 15, 2016, Liberty completed a reclassification of the Company’s common stock into three new tracking stock groups, one designated as the Liberty Braves common stock, one designated as the Liberty Media common stock and one designated as the Liberty

SiriusXM common stock (the “Recapitalization”). Upon completion of the Second Closing (as defined below), the Liberty Media Group was renamed the Liberty Formula One Group (the “Formula One Group”).  Although the Recapitalization was not effective for all periods presented herein, information has been presented among the tracking stock groups for all periods presented as if the Recapitalization had been completed as of January 1, 2016. This attribution of historical financial information does not purport to be what actual results and balances would have been if the Recapitalization had actually occurred and been in place during the periods prior to April 15, 2016. Operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $173 million, which includes approximately $43 million of subsidiary cash.

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As discussed below, the Intergroup Note, including accrued interest, was repaid during June 2016 using proceeds from the subscription rights offering and the Intergroup Note agreement was cancelled. As of June 30, 2017, the Braves Group has cash and cash equivalents of approximately $128 million, which includes subsidiary cash.

Following the Recapitalization, Liberty issued subscription rights to acquire shares of Series C Liberty Braves tracking stock. The rights offering was fully subscribed on June 16, 2016 with 15,833,634 shares of Series C Liberty Braves common stock issued at a price per share of $12.80 to those rights holders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds will be used for future development costs attributed to the Braves Group. In September 2016, the Internal Revenue Service completed its review of the distribution of the Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, minority equity investments in Time Warner and Viacom, cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023.  Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Formula One Group retains an intergroup interest in the Braves Group of approximately 15.5% as of June 30,

2017. The Formula One Group has cash and cash equivalents of approximately $443 million as of June 30, 2017, which includes approximately $297 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,348	1,235	2,642	2,435
Total Liberty SiriusXM Group	1,348	1,235	2,642	2,435
Braves Group
Corporate and other	176	131	181	135
Total Braves Group	176	131	181	135
Formula One Group
Formula 1	616	NA	712	NA
Total Formula One Group	616	—	712	—
Consolidated Liberty	$2,140	1,366	3,535	2,570

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$402	350	783	686
Corporate and other	(10)	(7)	(19)	(7)
Total Liberty SiriusXM Group	392	343	764	679
Braves Group
Corporate and other	(3)	(3)	(36)	(46)
Total Braves Group	(3)	(3)	(36)	(46)
Formula One Group
Formula 1	45	NA	(12)	NA
Corporate and other	(12)	(12)	(35)	476
Total Formula One Group	33	(12)	(47)	476
Consolidated Liberty	$422	328	681	1,109

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$519	451	1,019	890
Corporate and other	(3)	(1)	(7)	(1)
Total Liberty SiriusXM Group	516	450	1,012	889
Braves Group
Corporate and other	27	12	(2)	(24)
Total Braves Group	27	12	(2)	(24)
Formula One Group
Formula 1	164	NA	182	NA
Corporate and other	(9)	(7)	(27)	(19)
Total Formula One Group	155	(7)	155	(19)
Consolidated Liberty	$698	455	1,165	846

Revenue.    Our consolidated revenue increased $774  million and $965 million for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to  $616 million and $712 million of Formula 1 revenue recognized during the three and six months ended June 30, 2017, respectively, as a result of the Company’s acquisition of Formula 1 on January 23, 2017, as well as revenue growth at SIRIUS XM ($113 million and $207 million for the three and six months ended June 30, 2017) as compared to the corresponding periods in the prior year. Additionally, Braves Holdings revenue increased $45 million and $46 million during the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income increased $94 million and decreased $428 million for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The decrease in operating income for the six months ended June 30, 2017 was primarily a result of the favorable one-time net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 11 of the accompanying condensed consolidated financial statements. Consolidated Liberty operating income was also impacted by an increase in Liberty SiriusXM Group operating income of $49 million and $85 million for the three and six months ended June 30, 2017, respectively, and an improvement of the Braves Group operating loss of $10 million for the six months ended June 30, 2017. Formula One Group operating income increased $45 million and decreased $523 million during the three and six months ended June 30, 2017, respectively due to the acquisition of Formula 1. Exclusive of the impact of the Vivendi lawsuit settlement and acquisition of Formula 1, Formula One Group operating income remained flat. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

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

We recorded $97 million and $68 million of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. The increase in stock compensation expense is primarily due to an increase in SIRIUS XM stock compensation expense.  As of June 30, 2017, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $43 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.  Additionally, as of June 30, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $231 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 of the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes.

The settlement associated with the future use of pre-1972 sound recordings is being recognized as a component of Adjusted OIBDA as revenue and share royalties expense in periods through 2017.

Consolidated Adjusted OIBDA improved $243 million and $319 million for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA was due to improvements in Liberty SiriusXM Group, Braves Group and Formula One Group Adjusted OIBDA of $66 million,  $15 million and $162 million, respectively, for the three months ended June 30, 2017 and improvements in Liberty SiriusXM Group,  Braves Group and Formula One Group Adjusted OIBDA of $123 million, $22 million and $174 million respectively, for the six months ended June 30, 2017.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(85)	(86)	(169)	(167)
Braves Group	(2)	—	(2)	—
Formula One Group	(62)	(4)	(118)	(7)
Consolidated Liberty	$(149)	(90)	(289)	(174)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(5)	2	(2)	9
Braves Group	1	2	4	4
Formula One Group	20	14	10	(7)
Consolidated Liberty	$16	18	12	6

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$—	—	—	—
Braves Group	—	—	—	—
Formula One Group	(49)	(32)	(61)	(40)
Consolidated Liberty	$(49)	(32)	(61)	(40)

Other, net
Liberty SiriusXM Group	$(7)	—	(1)	1
Braves Group	2	(1)	5	(1)
Formula One Group	1	6	9	12
Consolidated Liberty	$(4)	5	13	12

	$(186)	(99)	(325)	(196)

Interest expense.    Consolidated interest expense increased $59 million and $115 million for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. Approximately $44 million and $90 million of interest expense attributable to debt held at Formula 1, which we began consolidating on January 23, 2017 when we acquired Formula 1, is included in the Company’s results for the three and six months ended June 30, 2017. The additional increase  was due to an increase in the average amount of corporate and subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$(5)	2	(2)	9
Total Liberty SiriusXM Group	(5)	2	(2)	9

Braves Group
Other	1	2	4	4
Total Braves Group	1	2	4	4

Formula One Group
Live Nation	23	9	8	(8)
Other	(3)	5	2	1
Total Formula One Group	20	14	10	(7)
Consolidated Liberty	$16	18	12	6

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities	$(10)	5	20	29
Debt measured at fair value	(78)	4	(194)	1
Change in fair value of bond hedges	46	(40)	124	(68)
Other derivatives	(7)	(1)	(11)	(2)
	$(49)	(32)	(61)	(40)

The changes in unrealized gains (losses) on fair value option securities are due to market factors primarily driven by changes in the fair value of the stock underlying these financial instruments.

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

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

The unrealized losses on other derivatives for the three and six months ended June 30, 2017 are primarily due to losses on Formula 1 interest rate swaps.

Other, net.  Other, net expenses increased for the three months ended June 30, 2017 as compared to the corresponding period in the prior year primarily due to transaction costs associated with SIRIUS XM’s investment in Pandora. Other, net income increased slightly for the six months ended June 30, 2017 due to gains on the sale of certain fixed assets.

Income taxes.  We had income tax expense of $80 million and $156 million for the three and six months ended June 30, 2017, respectively, and income tax expense of $87 million and $344 million for the three and six months ended June 30, 2016, respectively.  The effective tax rate for the three months ended June 30, 2017 was lower than the federal tax rate of 35% primarily due to income in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate. The effective tax rate for the six months ended June 30, 2017 was higher than the 35% U.S. federal tax rate primarily due to losses in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate and the impact of current period state income taxes.  The effective tax rate for the three and six months ended June 30, 2016 was higher than the federal tax rate of 35% due to the effect of state income taxes.

Net earnings.  We had net earnings of $156 million and $200 million for the three and six months ended June 30, 2017, and $142 million and $569 million and for the three and six months ended June 30, 2016. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2017, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of June 30, 2017 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$43	—
Corporate and other	130	—
Total Liberty SiriusXM Group	$173	—
Braves Group
Corporate and other	$128	—
Total Braves Group	$128	—
Formula One Group
Formula 1	$297	—
Corporate and other	146	399
Total Formula One Group	$443	399

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM, which has significant cash and cash provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facilities at Formula 1 are not met. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

	Six months ended
	June 30,
	2017	2016
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$785	784
Braves Group cash provided (used) by operating activities	(14)	19
Formula One Group cash provided (used) by operating activities	(32)	459
Net cash provided (used) by operating activities	$739	1,262
Liberty SiriusXM Group cash provided (used) by investing activities	$(667)	(71)
Braves Group cash provided (used) by investing activities	(137)	(111)
Formula One Group cash provided (used) by investing activities	(1,664)	96
Net cash provided (used) by investing activities	$(2,468)	(86)
Liberty SiriusXM Group cash provided (used) by financing activities	$(232)	(299)
Braves Group cash provided (used) by financing activities	172	228
Formula One Group cash provided (used) by financing activities	1,966	(77)
Net cash provided (used) by financing activities	$1,906	(148)

Liberty’s primary use of cash during the six months ended June 30, 2017 (excluding cash used by SIRIUS XM, Formula 1 and Braves Holdings) was the $1.6 billion net cash paid to acquire a controlling interest in Formula 1, as discussed in note 3 of the accompanying condensed consolidated financial statements. This investment was funded by cash on hand, the issuance of Series C Liberty Formula One common stock to third parties and borrowings under new debt instruments issued during November 2016 and January 2017.

SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock, investments in Pandora and SIRIUS XM Canada, the acquisition of Automatic Labs, Inc. (“Automatic Labs”) and dividends paid to stockholders.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand. On January 24, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock to stockholders of record at the close of business on February 7, 2017. The dividend was paid in cash on February 28, 2017 in the amount of $47 million, of which Liberty received $32 million. On April 25, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock payable to stockholders of record as of the close of business on May 10, 2017. The dividend was paid in cash on May 31, 2017 in the amount of $47 million, of which Liberty received $32 million. On July 11, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.01 per share of common stock payable on August 31, 2017 to stockholders of record as of the close of business on August 10, 2017. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.04 per share of common stock.

Braves Holdings incurred approximately $145 million of capital expenditures during the six months ended June 30, 2017 related to the construction of the new Braves Holdings ballpark facility and adjacent mixed-use complex. Braves Holdings’ capital expenditures were funded through the use of cash on hand, borrowings of debt and proceeds of $203 million received from the Series C Liberty Braves common stock rights offering during 2016.

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

SIRIUS XM's uses of cash are expected to be operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of outstanding debt. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under its existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments, as well as continued investment in its business. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

Braves Holdings’ estimated capital expenditures for the remainder of 2017 include approximately $198 million, primarily for the construction of the new ballpark facility and adjacent mixed-use complex, excluding amounts to be paid for by joint venture partners. See note 10 in the accompanying condensed consolidated financial statements for further details. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under outstanding term loans and credit facilities.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

SIRIUS XM Holdings Inc.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its proprietary satellite radio systems.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand and MySXM, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  SIRIUS XM is also a leader in providing connected vehicle services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles.  SIRIUS XM also acquires subscribers through the marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM services.  Additionally, SIRIUS XM distributes its radios through retail stores nationwide and through its website.  Satellite radio services are also offered to customers of certain rental car companies.  SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly plan.  SIRIUS XM offers discounts for prepaid, longer-term subscription plans, as well as multiple subscription discounts.  SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic and data services.  SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

As of June 30, 2017,  SIRIUS XM had approximately 32.0 million subscribers, which is an increase of approximately 2%  from 31.3 million subscribers as of December 31, 2016. Of the 32.0 million subscribers at June 30, 2017, approximately 26.7 million were self-pay subscribers and approximately 5.4 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions. Subscribers and subscription-based revenue and expenses associated with its connected vehicle services and the SIRIUS XM Canada service are not included in its subscriber count or subscriber-based operating metrics.

Liberty acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM from that date.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any acquisition accounting adjustments in the current and prior periods for a discussion of the operations of SIRIUS XM.  For the three and six months ended June 30, 2017 and 2016, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of June 30, 2017, there is an approximate 32% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017 (1)	2016(1)	2017 (1)	2016(1)
	amounts in millions
Subscriber revenue	$1,111	1,033	2,189	2,043
Other revenue	237	203	453	394
Total revenue	1,348	1,236	2,642	2,437
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties	(293)	(264)	(570)	(516)
Programming and content	(89)	(79)	(178)	(160)
Customer service and billing	(94)	(93)	(190)	(189)
Other	(29)	(44)	(55)	(76)
Subscriber acquisition costs	(126)	(129)	(253)	(261)
Other operating expenses	(24)	(17)	(44)	(33)
Selling, general and administrative expenses	(174)	(158)	(333)	(310)
Adjusted OIBDA	519	452	1,019	892
Stock-based compensation	(30)	(24)	(59)	(48)
Depreciation and amortization	(73)	(66)	(150)	(134)
Operating income	$416	362	810	710

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 8%  and 7%  for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The increases  were primarily attributable to a 5% increase in the daily weighted average number of subscribers and a 3%  increase in SIRIUS XM’s average monthly revenue per subscriber that resulted from certain rate increases implemented in 2016.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three and six months ended June 30, 2017, other revenue increased approximately 17% and 15%, respectively, as compared to the corresponding prior year periods. The increases were primarily driven by the timing of higher royalties from the new SIRIUS XM Canada service and advisory agreements, a one-time activation revenue resolution with SIRIUS XM Canada and additional revenue from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate. Furthermore, advertising revenue increased during the three and six month periods due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 11%  and 10%  for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to royalty and revenue sharing agreements and a 5% increase in the statutory royalty rate applicable to SIRIUS XM’s use of post-1972 recordings.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 13%  and 11%  for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases  were primarily due to the addition of video content rights as well as increased talent and personnel-related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense remained flat for both the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year. An increase in transaction fees from a higher subscriber base and higher bad debt expense was partially offset by lower call center costs due to lower agent rates and lower contact rates.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios and devices, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services decreased 34%  and 28%  for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The decreases in the three and six month periods  were driven primarily by lower wireless costs associated with SIRIUS XM’s connected vehicle services, lower terrestrial repeater costs driven by the elimination of duplicative repeater sites and lower sales to distributors and consumers, partially offset by costs associated with the sales of devices since the acquisition of Automatic Labs.  In addition, SIRIUS XM recognized a loss on disposal of certain obsolete satellite parts during the three months ended June 30, 2016.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  For the three and six months ended June 30, 2017, subscriber acquisition costs decreased approximately 2% and 3%,  as compared to the corresponding periods in the prior year. The decrease for the three month period was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in installations.  The decrease for the six month period was driven by reductions to OEM hardware subsidy rates and lower subsidized costs related to the transition of chipsets, partially offset by an increase in installations.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the three and six months ended June 30, 2017 other operating expense increased 41% and 33%, respectively, as compared to the corresponding periods in the prior year. The increases were driven primarily by additional costs associated with the development of SIRIUS XM’s audio and video streaming products, increased personnel-related costs and costs from the acquisition of Automatic Labs.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2017, selling, general and administrative expense increased 10% and 7%, respectively, as compared to the corresponding periods in the prior year.  The increases were due to additional subscriber communications, retention programs and acquisition campaigns, higher personnel-related costs,  partially offset by the timing of OEM marketing campaigns.

Stock-based compensation increased 25%  and 23%  during the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The increases in stock-based compensation expense are primarily due to an increase in the number of awards granted since June 30, 2016.

Depreciation and amortization increased 11% and 12% during the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. The increases for the three and six month periods were driven by the acceleration of amortization related to a shorter useful life of certain software as well as additional assets placed in-service.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017			Six months ended June 30, 2017
	As		As	As		As
	reported	Acquisition	reported	reported	Acquisition	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,111	—	1,111	2,189	—	2,189
Other revenue	237	—	237	453	—	453
Total revenue	1,348	—	1,348	2,642	—	2,642
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(505)	—	(505)	(993)	—	(993)
Subscriber acquisition costs	(126)	—	(126)	(253)	—	(253)
Other operating expenses	(24)	—	(24)	(44)	—	(44)
Selling, general and administrative expenses	(174)	—	(174)	(333)	—	(333)
Adjusted OIBDA	519	—	519	1,019	—	1,019
Stock-based compensation	(30)	—	(30)	(59)	—	(59)
Depreciation and amortization	(73)	(14)	(87)	(150)	(27)	(177)
Operating income	$416	(14)	402	810	(27)	783

	Three months ended June 30, 2016			Six months ended June 30, 2016
	As		As	As		As
	reported	Acquisition	reported	reported	Acquisition	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,033	(1)	1,032	2,043	(2)	2,041
Other revenue	203	—	203	394	—	394
Total revenue	1,236	(1)	1,235	2,437	(2)	2,435
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(480)	—	(480)	(941)	—	(941)
Subscriber acquisition costs	(129)	—	(129)	(261)	—	(261)
Other operating expenses	(17)	—	(17)	(33)	—	(33)
Selling, general and administrative expenses	(158)	—	(158)	(310)	—	(310)
Adjusted OIBDA	452	(1)	451	892	(2)	890
Stock-based compensation	(24)	—	(24)	(48)	—	(48)
Depreciation and amortization	(66)	(11)	(77)	(134)	(22)	(156)
Operating income	$362	(12)	350	710	(24)	686

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with various Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives the majority of its revenue from race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Liberty acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016, which was accounted for as a cost method investment.  Although Formula 1’s results are only included in Liberty’s results for the period from January 23, 2017 through June 30, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of Formula 1 for the full three and six months ended June 30, 2017 and 2016, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The acquisition price allocation related to the Formula 1 business combination is preliminary.  Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of Formula 1 would actually have been had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s pro forma operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Primary Formula 1 revenue	$527	516	606	590
Other Formula 1 revenue	89	84	107	107
Total Formula 1 revenue	616	600	713	697
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(415)	(408)	(484)	(480)
Selling, general and administrative expenses	(32)	(24)	(52)	(43)
Adjusted OIBDA	169	168	177	174
Stock-based compensation	(9)	—	(14)	—
Depreciation and amortization	(115)	(78)	(223)	(182)
Operating income (loss)	$45	90	(60)	(8)

Primary Formula 1 revenue represents the majority of Formula 1’s revenue and is derived from the following streams:

•	race promotion fees earned from granting the rights to host, stage and promote each Event on the World Championship calendar;
•	broadcasting fees earned from licensing the right to broadcast Events on television and other platforms, including the internet; and
•	advertising and sponsorship fees earned from the sale of World Championship and Event-related advertising and sponsorship rights.

Primary Formula 1 revenue accounted for 86% and 86% of total pro forma Formula 1 revenue for the three months ended June 30, 2017 and 2016, respectively, and 85% and 85% of total pro forma Formula 1 revenue for the six months ended June 30, 2017 and 2016, respectively.

Pro forma Primary Formula 1 revenue increased by $11 million and $16 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. Seven and eight Events took place during the three and six months ended June 30, 2017 and 2016, respectively. Broadcasting revenue increased during the three and six months ended June 30, 2017 as compared to the same period in the prior year due to the impact of slightly higher proportionate recognition of season-based income during the current period and the impact of certain contractual rate increases which more than offset the adverse impact of weaker prevailing foreign currency exchange rates used to translate a small number of Great Britain Pound- and Euro-denominated contracts into US Dollars. 7/20 (35.0%) of broadcasting revenue was recognized during the three months ended June 30, 2017, compared to 7/21 (33.3%) during the three months ended June 30, 2016 and 8/20 (40.0%) of broadcasting revenue was recognized during the six months ended June 30, 2017, compared to 8/21 (38.1%) during the six months ended June 30, 2016. Advertising and sponsorship revenue increased during the three and six months ended June 30, 2017 as compared to the corresponding periods in the prior year as a result of new sponsors and the revenue recognition impact of recognizing contractual revenue over 20 Events instead of 21. These increases were offset partially by lower race promotion fees as one contract amendment was only partly offset by the impact of other contractual uplifts.

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

The $5 million increase in pro forma Other Formula 1 revenue during the three months ended June 30, 2017, as compared to the corresponding period in the prior year was primarily attributable to higher TV production revenue.  Other Formula 1 revenue was flat for the six months ended June 30, 2017 as compared to the corresponding period in the prior year.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Team payments	$(330)	(329)	(377)	(375)
Other costs of Formula 1 revenue	(85)	(79)	(107)	(105)
Cost of Formula 1 revenue	$(415)	(408)	(484)	(480)

Pro forma Cost of Formula 1 revenue increased approximately $7 million and $4 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments increased by $1 million and $2 million during the three and six months June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases in pro forma team payments during 2017 were attributable to the pro rata recognition impact of the cost recognition policy being applied to fixed and variable Prize Fund elements.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual FIA regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. The increase in other costs for the three months ended June 30, 2017 as compared to the corresponding period in the prior year is due to costs related to increasing fan engagement, filming in Ultra High definition and higher freight costs, partially offset by lower spend by GP3 series’ competing teams during the current year due to the second year of the GP3 vehicle cycle.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, IT costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Pro forma Selling, general and administrative expenses increased $8 million and $9 million during the three and six months ended June 30, 2017 as compared to the corresponding periods in the prior year. The increases in selling, general and administrative expense during 2017 were primarily driven by higher personnel costs as a result of additional headcount due to the acquisition by Liberty of Formula 1, partially offset by an improvement in foreign exchange related gains during the three and six months ended June 30, 2017 as compared to the corresponding prior year periods.

Stock-based compensation expense during 2017 relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management during March 2017, subsequent to the acquisition of Formula 1 by Liberty.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. The pro forma depreciation and amortization increased $37 million and $41 million during the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year. The increases for the three and six month periods were driven by an increase in amortization expense related to intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates the Atlanta Braves Major League Baseball club and five minor league baseball clubs (the Gwinnett Braves, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). Braves Holdings also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy. Braves Holdings had exclusive operating rights to Turner Field, the home stadium of the Atlanta Braves, until December 31, 2016 pursuant to an Operating Agreement with the Atlanta Fulton County Recreation Authority. Effective for the 2017 season, the Braves relocated into a new ballpark located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and will offer a range of activities and eateries for fans. Braves Holdings participated in the construction of the new stadium and is participating in the construction of an adjacent mixed-use development project, which we refer to as the Development Project.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Total revenue	$176	131	181	135
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(126)	(102)	(143)	(130)
Selling, general and administrative expenses	(25)	(15)	(38)	(27)
Adjusted OIBDA	25	14	—	(22)
Stock-based compensation	(5)	(2)	(7)	(4)
Depreciation and amortization	(24)	(13)	(26)	(18)
Operating income	$(4)	(1)	(33)	(44)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three and six months ended June 30, 2017, revenue increased $45 million and $46 million, respectively, as compared to the corresponding prior year periods.  The increases for the three and six month periods were primarily due to increases of $35 million and $37 million, respectively, in ballpark operations revenue, fueled by the Braves move to a new facility and improved on-field performance.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2017, other operating expenses increased $24 million and $13 million, respectively, as compared to the corresponding periods in the prior year. The increases for the three and six month periods were the result of higher player salaries and increased concession and retail costs due to higher attendance at the new stadium.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three and six months ended June 30, 2017, selling, general and administrative expense increased $10 million and $11 million, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to costs incurred with the Development Project during the current period.

Stock-based compensation increased $3 million during both the three and six months ended June 30, 2017 as compared to the corresponding periods in the prior year. Stock-based compensation expense is attributable to awards vested during the periods presented.

Depreciation and amortization increased $11 million and $8 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year primarily due to an increase in property and equipment to support the Development Project.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$1,250	2.9%	$5,511	5.4%
Braves Group	$261	3.0%	$250	3.4%
Formula One Group	$1,052	5.2%	$4,981	3.6%

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

At June 30, 2017, the fair value of our AFS securities was $681 million. Had the market price of such securities been 10% lower at June 30, 2017, the aggregate value of such securities would have been approximately $68 million lower.  Additionally, our stock in Live Nation (one  of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at June 30, 2017 the aggregate value of such security would have been $243  million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Delta Topco. As reported in certain media outlets, it is understood that a UK Member of Parliament has written to the UK’s Serious Fraud Office (the SFO) to raise certain issues in relation to the 2013 Concorde Implementation Agreement made between Formula 1 and the governing body of world motorsport, the Federation Internationale de l’Automobile.  The SFO responded in May 2017, thanking the Member for bringing the matter to its attention.  The SFO indicated that the matter was currently in its pre-investigation stage and that, in order to consider whether the SFO should open an investigation, it would review relevant material to determine whether or not there are suspected offences that on reasonable grounds involve serious or complex fraud.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report for the year ended December 31, 2016.

Recently adopted listing standards of the Nasdaq Stock Market include certain requirements regarding the listing of an “equity investment tracking stock,” and if the Liberty SiriusXM common stock were delisted because of a failure to meet any of such requirements, the liquidity and value of the Liberty SiriusXM common stock would be materially adversely affected.

The Nasdaq Stock Market (“Nasdaq”) recently adopted new listing standards relating to “equity investment tracking stocks,” which Nasdaq has determined are applicable to the Liberty SiriusXM common stock as a result of the magnitude and structure of the interests in SIRIUS XM that are attributed to the Liberty SiriusXM Group.  These listing standards provide that the Liberty SiriusXM common stock could be delisted from Nasdaq, pending a review by Nasdaq of whether such stock could satisfy another applicable initial listing standard and remain listed on Nasdaq, if any of the following occur: (i) SIRIUS XM’s common stock ceases to be listed on Nasdaq where it is currently traded; (ii) Liberty ceases to own, directly or indirectly, at least 50% of either the outstanding common stock or voting power of SIRIUS XM; or (iii) the Liberty SiriusXM common stock ceases to track the performance of SIRIUS XM.  Further, if trading in Sirius XM’s common stock were suspended or delisting proceedings were commenced with respect to such SIRIUS XM common stock, trading in the Liberty SiriusXM common stock would be suspended or delisting proceedings would be commenced with respect to the Liberty SiriusXM common stock at the same time. Any delisting or suspension in trading of the Liberty SiriusXM common stock would materially adversely affect the liquidity and value of the Liberty SiriusXM common stock.

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

There were no repurchases of Series A or Series C Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during the three months ended June 30, 2017. As of June 30, 2017, $1.3 billion was available to be used for share repurchases of Series A and Series C Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock under the Company’s share repurchase program.

During the three months ended June 30, 2017,  78 shares and 153 shares of Series A and Series C Liberty Formula One common stock, respectively, 347 shares and 692 shares of Series A and Series C Liberty SiriusXM common stock, respectively, and 32 shares and 63 shares of Series A and Series C Liberty Braves common stock, respectively, were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
4.1

Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K (File No. 001-34295), filed with the SEC on July 5, 2017).

4.2

Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K (File No. 001-34295), filed with the SEC on July 5, 2017).

10.1

Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.2	Amendment to the Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016).*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	August 9, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 9, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Name
4.1

Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K (File No. 001-34295), filed with the SEC on July 5, 2017).

4.2

Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K (File No. 001-34295), filed with the SEC on July 5, 2017).

10.1

Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.2	Amendment to the Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016).*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith