Form 10-Q
period 2017-09-30
Liberty Media Corp
filed 2017-11-09
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2017 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,700,528	9,821,531	223,561,212
Liberty Braves common stock	10,243,259	981,860	38,242,004
Liberty Formula One common stock	25,649,611	2,454,448	201,485,870

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2017	December 31, 2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$783	562
Trade and other receivables, net	353	240
Other current assets	299	227
Total current assets	1,435	1,029
Investments in available-for-sale securities and other cost investments (note 7)	1,120	1,309
Investments in affiliates, accounted for using the equity method (note 8)	1,772	1,117

Property and equipment, at cost	3,485	3,182
Accumulated depreciation	(971)	(830)
	2,514	2,352
Intangible assets not subject to amortization (note 9):
Goodwill	18,395	14,345
FCC licenses	8,600	8,600
Other	1,074	1,073
	28,069	24,018
Intangible assets subject to amortization, net (note 9)	6,242	1,072
Other assets	701	480
Total assets	$41,853	31,377

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,100	985
Current portion of debt	47	5
Deferred revenue	2,179	1,877
Other current liabilities	28	5
Total current liabilities	3,354	2,872
Long-term debt, including $2,226 million and $1,546 million measured at fair value at September 30, 2017 and December 31, 2016, respectively (note 10)	13,445	8,013
Deferred income tax liabilities	2,814	2,025
Other liabilities	786	751
Total liabilities	20,399	13,661

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2017	December 31, 2016
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,692,636 shares at September 30, 2017 and 102,390,088 shares at December 31, 2016 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,243,259 shares at September 30, 2017 and 10,231,185 shares at December 31, 2016 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,649,611 shares at September 30, 2017 and 25,593,352 shares at December 31, 2016 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,821,531 shares at September 30, 2017 and December 31, 2016 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,860 shares at September 30, 2017 and December 31, 2016 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,454,448 shares at September 30, 2017 and December 31, 2016 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 223,556,819 shares at September 30, 2017 and 222,936,204 shares at December 31, 2016 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 38,242,004 shares at September 30, 2017 and 38,215,276 shares at December 31, 2016 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 201,483,710 shares at September 30, 2017 and 55,737,179 shares at December 31, 2016 (note 2)	2	1
Additional paid-in capital	3,900	87
Accumulated other comprehensive earnings (loss), net of taxes	(34)	(62)
Retained earnings	11,968	11,727
Total stockholders' equity	15,839	11,756
Noncontrolling interests in equity of subsidiaries	5,615	5,960
Total equity	21,454	17,716
Commitments and contingencies (note 11)
Total liabilities and equity	$41,853	31,377

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,136	1,069	3,325	3,110
Formula 1 revenue	501	—	1,213	—
Other revenue	428	316	1,062	845
Total revenue	2,065	1,385	5,600	3,955
Operating costs and expenses, including stock-based compensation (note 4):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	297	273	867	789
Programming and content	98	90	290	258
Customer service and billing	95	95	287	286
Other	29	31	86	109
Cost of Formula 1 revenue	354	—	836	—
Subscriber acquisition costs	119	121	372	382
Other operating expense	139	96	333	265
Selling, general and administrative	324	235	851	644
Legal settlement, net (note 11)	—	—	—	(511)
Depreciation and amortization	228	92	615	272
	1,683	1,033	4,537	2,494
Operating income (loss)	382	352	1,063	1,461
Other income (expense):
Interest expense	(159)	(98)	(448)	(272)
Share of earnings (losses) of affiliates, net (note 8)	155	37	167	43
Realized and unrealized gains (losses) on financial instruments, net (note 6)	18	7	(43)	(33)
Other, net	(11)	5	2	17
	3	(49)	(322)	(245)
Earnings (loss) before income taxes	385	303	741	1,216
Income tax (expense) benefit	(124)	(134)	(280)	(478)
Net earnings (loss)	261	169	461	738
Less net earnings (loss) attributable to the noncontrolling interests	93	54	220	177
Net earnings (loss) attributable to Liberty stockholders	$168	115	241	561

Net earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$—	—	—	377
Liberty SiriusXM common stock	183	96	430	178
Liberty Braves common stock	22	(22)	(29)	10
Liberty Formula One common stock	(37)	41	(160)	(4)
	$168	115	241	561

 (Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2017		2016	2017	2016
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 5):
Series A, B and C Liberty Media Corporation common stock	$	NA	NA	NA	1.13
Series A, B and C Liberty SiriusXM common stock		0.54	0.29	1.28	0.53
Series A, B and C Liberty Braves common stock		0.45	(0.45)	(0.59)	0.23
Series A, B and C Liberty Formula One common stock		(0.17)	0.49	(0.80)	(0.05)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 5):
Series A, B and C Liberty Media Corporation common stock	$	NA	NA	NA	1.12
Series A, B and C Liberty SiriusXM common stock		0.54	0.28	1.26	0.53
Series A, B and C Liberty Braves common stock		0.45	(0.45)	(0.59)	0.15
Series A, B and C Liberty Formula One common stock		(0.17)	0.48	(0.80)	(0.05)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2017		2016	2017	2016
	amounts in millions
Net earnings (loss)		$261	169	461	738
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments		22	(2)	28	5
Unrealized holding gains (losses) arising during the period		—	—	(3)	1
Share of other comprehensive earnings (loss) of equity affiliates		3	(2)	12	(7)
Comprehensive earnings (loss)		286	165	498	737
Less comprehensive earnings (loss) attributable to the noncontrolling interests		93	54	229	179
Comprehensive earnings (loss) attributable to Liberty stockholders		$193	111	269	558

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$	NA	—	NA	382
Liberty SiriusXM common stock		206	96	450	176
Liberty Braves common stock		22	(22)	(32)	11
Liberty Formula One common stock		(35)	37	(149)	(11)
		$193	111	269	558

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings	$461	738
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	615	272
Stock-based compensation	182	109
Share of (earnings) loss of affiliates, net	(167)	(43)
Realized and unrealized (gains) losses on financial instruments, net	43	33
Noncash interest expense	9	9
Losses (gains) on dilution of investment in affiliate	(4)	2
Deferred income tax expense (benefit)	286	407
Other, net	46	24
Changes in operating assets and liabilities
Current and other assets	5	(29)
Payables and other liabilities	(163)	129
Net cash provided (used) by operating activities	1,313	1,651
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(760)	(762)
Cash proceeds from sale of investments	20	61
Net cash paid for the acquisition of Formula 1	(1,647)	—
Capital expended for property and equipment	(407)	(318)
Purchases of short term investments and other marketable securities	—	(258)
Sales of short term investments and other marketable securities	—	273
Other investing activities, net	(120)	(6)
Net cash provided (used) by investing activities	(2,914)	(1,010)
Cash flows from financing activities:
Borrowings of debt	5,820	2,019
Repayments of debt	(4,819)	(876)
Proceeds from issuance of Series C Liberty Formula One common stock	1,938	—
Subsidiary shares repurchased by subsidiary	(996)	(1,225)
Proceeds from Liberty Braves common stock rights offering	—	203
Cash dividends paid by subsidiary	(45)	—
Taxes paid in lieu of shares issued for stock-based compensation	(95)	(43)
Other financing activities, net	12	20
Net cash provided (used) by financing activities	1,815	98
Effect of foreign exchange rate changes on cash and cash equivalents	7	—
Net increase (decrease) in cash and cash equivalents	221	739
Cash and cash equivalents at beginning of period	562	201
Cash and cash equivalents at end of period	$783	940

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2017

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	2	—	—	—	—	—	1	87	(62)	11,727	5,960	17,716
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	241	220	461
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	28	—	9	37
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	97	—	—	26	123
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(95)	—	—	—	(95)
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	12	—	—	—	12
Shares issued in private placement transaction	—	—	—	—	—	—	—	—	—	—	1,938	—	—	—	1,938
Shares issued as consideration in acquisition of Formula 1	—	—	—	—	—	—	—	—	—	1	1,616	—	—	—	1,617
Initial recognition of conversion option on Delta Topco Exchangeable Notes	—	—	—	—	—	—	—	—	—	—	173	—	—	—	173
Shares issued in exchange for Delta Topco Exchangeable Notes		—	—	—	—	—	—	—	—	—	324	—	—	—	324
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(250)	—	—	(737)	(987)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(2)	—	—	182	180
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Balance at September 30, 2017	$—	1	—	2	—	—	—	—	—	2	3,900	(34)	11,968	5,615	21,454

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

Liberty has entered into certain agreements with Liberty Interactive Corporation (“Liberty Interactive”), Starz (presently known as Starz Acquisition LLC) (“Starz”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), CommerceHub, Inc. (“CommerceHub”) and Liberty Expedia Holdings (“Expedia Holdings”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that Liberty Interactive owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Starz and Liberty Broadband only), Services Agreements (which, in Starz’s case, terminated in April 2017), Facilities Sharing Agreements (excluding Starz and CommerceHub) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, TripCo, Liberty Broadband, CommerceHub and Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, TripCo, Liberty Broadband, CommerceHub and Expedia Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Liberty Interactive, Liberty Interactive's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty Interactive, while TripCo, Liberty Broadband, CommerceHub and Expedia Holdings pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Liberty Interactive, TripCo, Liberty Broadband and Expedia Holdings. Under these various agreements approximately $6 million and $5 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2017 and 2016, and $17 million and $16 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. We expect to adopt this guidance under the modified retrospective transition method on January 1, 2018.

SIRIUS XM has completed its evaluation of the impact of the new guidance on its primary revenue streams and expects the most significant impact to the classification of Revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription.  Under the new standard, the payments associated with a paid promotional subscription will be treated as a reduction to the transaction price rather than as an expense as classified under Accounting Standards Codification 605.  SIRIUS XM expects this change to reduce subscriber revenue by less than 3% upon adoption, along with a corresponding reduction to revenue share and royalties and subscriber acquisition costs. As a result, SIRIUS XM does not expect this change to have an impact to its net earnings.  Additionally, within the condensed consolidated balance sheets, upon adoption, the amount of revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription will be classified as a liability separate from deferred revenue.

Formula 1 and Braves Holdings have made significant progress toward completing their evaluation of the potential impact from adopting the new guidance on their primary revenue streams. As a result of the progress made to date, Formula 1 and Braves Holdings are not expecting a material impact on the primary revenue streams upon adoption of the new guidance, but both entities continue to evaluate the impact of the adoption of this new guidance on their financial statements, policies, controls and procedures.

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

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures. The Company does not expect the adoption will have a material effect on its condensed consolidated financial statements.

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

The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016.  In May 2016, the Internal Revenue Service (“IRS”) completed its review of the Recapitalization and notified Liberty that it

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

agreed with the nontaxable characterization of the transaction. The operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate. However, the information in the following footnotes has been presented by tracking stock groups for all periods presented in order to enhance the information provided to users of these financial statements.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of September 30, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $234 million, which includes $74 million of subsidiary cash. During the nine months ended September 30, 2017, SIRIUS XM declared a cash dividend each quarter, and has paid in cash an aggregate amount of $140 million, of which Liberty has received $95 million. In addition, on October 3, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock payable on November 30, 2017 to stockholders of record as of the close of business on November 9, 2017.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. Liberty attributed to the Braves Group its subsidiary, Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. As previously discussed, $150 million was outstanding under the Intergroup Note that was repaid during June 2016 using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds of the subscription rights offering were attributed to the Braves Group. As of September 30, 2017, the Braves Group has cash and cash equivalents of approximately $129 million, which includes subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. Liberty attributed to the Formula One Group all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Live Nation, minority equity investments in Time Warner, Inc. (“Time Warner”) and Viacom, Inc. (“Viacom”), cash, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023. Additionally, as discussed in more detail in note 3, on September 7, 2016 Liberty, through its indirect wholly-owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business. The first purchase agreement was completed on September 7, 2016 and provided for the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty’s interest in Delta Topco and by extension Formula 1 was attributed to the Formula One Group. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). As of September 30, 2017, the Formula One Group has cash and cash equivalents of approximately $420 million, which includes $274 million of subsidiary cash.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.5% intergroup interest in the Braves Group at September 30, 2017. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)  Formula 1 Transactions

On September 7, 2016, Liberty, through its indirect wholly-owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The first purchase agreement was completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million holdback to be repaid by Liberty to selling stockholders upon completion of the acquisition). On October 27, 2016, under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. On January 23, 2017, Liberty completed the acquisition of 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement). Prior to the Second Closing, CVC continued to be the controlling shareholder of Formula 1, and Liberty did not have any voting interests or board representation in Formula 1. As a result, Liberty concluded that it did not have significant influence over Formula 1, and therefore our initial investment in Formula 1 was accounted for as a cost investment until the completion of the Second Closing, at which time Liberty began consolidating Formula 1.

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

In connection with the transaction, Liberty entered into a $500 million margin loan on November 8, 2016, secured by shares of Live Nation and Viacom public equity securities held by Liberty (the ‘‘Live Nation Margin Loan’’). No amounts were drawn on the Live Nation Margin Loan at December 31, 2016. Liberty drew approximately $350 million to use for the purchase of Formula 1, on January 20, 2017, leaving $150 million available to be drawn. See note 10 for additional discussion regarding the Live Nation Margin Loan.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concurrently with the Second Closing on January 23, 2017, the Company issued 62 million new shares of Series C Liberty Formula One common stock, which were subject to market co-ordination and lock-up agreements, to certain third party investors at a price per share of $25.00. As a result, the stock component of the consideration payable to the selling shareholders in the Formula 1 acquisition was decreased by 62 million shares, and the cash component of the consideration payable to the selling shareholders in the Formula 1 acquisition was increased by $1.55 billion.

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
$4,698

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Formula 1 amortizable intangible assets were comprised of an agreement with the Fédération Internationale de l’Automobile (the “FIA,” and the agreement, the “FIA Agreement”) ($3.6 billion with a remaining useful life of approximately 35 years) and customer relationships of $1.9 billion with a weighted average remaining life of approximately 11.5 years. The FIA owns the World Championship and has granted Formula 1 the exclusive commercial rights to the World Championship until the end of 2110. None of the acquired goodwill is expected to be deductible for tax purposes. As of September 30, 2017, the valuation related to the acquisition of a controlling interest in Formula 1 is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities and tax balances.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in net earnings (loss) for the nine months ended September 30, 2017 is a loss of approximately $225 million related to Formula 1’s operations since the date of acquisition, which includes amortization expense of approximately $287 million, primarily related to the amortization of the fair value step-up of amortizable intangible assets acquired.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Formula 1, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Formula 1 discussed above occurred on January 1, 2016, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Revenue	$2,065	1,905	5,601	5,172
Net earnings (loss)	$277	120	431	492
Net earnings (loss) attributable to Liberty stockholders	$184	66	211	315

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in millions)
Cost of subscriber services:
Programming and content	$7	6	21	14
Customer service and billing	1	1	3	3
Other	2	1	4	3
Other operating expense	4	3	11	9
Selling, general and administrative	71	30	143	80
	$85	41	182	109

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the nine months ended September 30, 2017, and in connection with our CEO’s employment agreement, Liberty granted approximately 920 thousand, 149 thousand and 171 thousand options to purchase shares of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, and 50 thousand RSUs of Series C Liberty Formula One common stock, of which 29 thousand RSUs were performance-based. Such options had a weighted average GDFV of $8.50, $6.02 and $8.96 per share, respectively, and the RSUs had a GDFV of $33.92 per share. These options mainly vest on December 31, 2017, the time-based RSUs vested immediately upon grant, and the performance-based RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

Also during the nine months ended September 30, 2017, Liberty granted 2.0 million options to Formula 1 employees to purchase shares of Series C Liberty Formula One common stock.  Such options had a weighted average GDFV of $8.16 per share and vest monthly over one year.

Additionally, Liberty granted to Liberty employees 148 thousand, 19 thousand and 77 thousand options to purchase shares of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, during the nine months ended September 30, 2017. Such options had a weighted average GDFV of $9.64, $6.11 and $9.25 per share, respectively, and mainly vest semi-annually over four years.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the nine months ended September 30, 2017.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	2,018	$19.39				11,008	$25.91
Granted	—	$—				1,068	$37.12
Exercised	(380)	$17.77				(753)	$17.80
Forfeited/Cancelled	—	$—				(51)	$32.61
Outstanding at September 30, 2017	1,638	$19.76	2.2	years	$36	11,272	$27.48	4.3	years	$162
Exercisable at September 30, 2017	1,626	$19.70	2.2	years	$36	4,968	$23.63	3.3	years	$91

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	189	$11.30				1,073	$14.92
Granted	—	$—				168	$23.45
Exercised	(10)	$8.83				(21)	$9.05
Forfeited/Cancelled	—	$—				(5)	$18.88
Outstanding at September 30, 2017	179	$11.43	2.2	years	$2	1,215	$16.18	4.3	years	$11
Exercisable at September 30, 2017	178	$11.41	2.2	years	$2	545	$13.73	3.3	years	$6

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2017	455	$11.55				2,611	$15.18
Granted	—	$—				2,263	$33.98
Exercised	(55)	$10.55				(173)	$11.08
Forfeited/Cancelled	—	$—				(12)	$19.07
Outstanding at September 30, 2017	400	$11.69	2.2	years	$10	4,689	$24.39	5.2	years	$64
Exercisable at September 30, 2017	397	$11.66	2.2	years	$10	1,694	$20.50	4.4	years	$30

As of September 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $36 million.  Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

As of September 30, 2017, Liberty reserved 12.9 million, 1.4 million and 5.1 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM — Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the nine months ended September 30, 2017. As of September 30, 2017, SIRIUS XM has approximately 290 million options outstanding of which approximately 128 million are exercisable, each with a WAEP per share of $3.75 and $3.16, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of September 30, 2017 is $514 million and $302 million, respectively. In addition, as of September 30, 2017, SIRIUS XM has granted approximately 32 million nonvested RSUs with a GDFV per share of $4.55. The stock-based compensation expense related to SIRIUS XM was $35 million and $30 million for the three months ended September 30, 2017 and 2016, respectively,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

and $94 million and $78 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and RSUs was $281 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

Other

Braves Holdings has a long term incentive plan under which employees are granted equity-based awards.  Awards made under this plan vest over various terms and are typically cash settled and recorded as liability awards.  The obligation (typically Level 3) related to this plan is included in Accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2017 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 10), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 10) may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group. Additionally, the Delta Topco Exchangeable Notes may have a dilutive effect to the extent that the settlement price exceeds the strike price of the notes, and the Delta Topco Exchangeable Notes are settled in shares of Series C Liberty Formula One common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Media Corporation Common Stock
	Three months	Three months	Nine months	January 1, 2016
	ended	ended	ended	through
	September 30, 2017	September 30, 2016	September 30, 2017	April 15, 2016
	numbers of shares in millions
Basic WASO	NA	NA	NA	335
Potentially dilutive shares	NA	NA	NA	2
Diluted WASO	NA	NA	NA	337

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months	Three months	Nine months	April 15, 2016
	ended	ended	ended	through
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	numbers of shares in millions
Basic WASO	336	335	336	335
Potentially dilutive shares	4	2	4	2
Diluted WASO	340	337	340	337

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months	Three months	Nine months	April 15, 2016
	ended	ended	ended	through
	September 30, 2017 (a)(b)	September 30, 2016	September 30, 2017 (a)(b)	September 30, 2016
	numbers of shares in millions
Basic WASO	49	49	49	43
Potentially dilutive shares	10	10	10	10
Diluted WASO	59	59	59	53

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

	Three months	Three months	Nine months	April 15, 2016
	ended	ended	ended	through
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$22	(22)	(29)	10
Unrealized (gain) loss on the intergroup interest	12	25	43	(2)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$34	3	14	8

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Formula One Common Stock
	Three months	Three months	Nine months	April 15, 2016
	ended	ended	ended	through
	September 30, 2017 (a)	September 30, 2016	September 30, 2017 (a)	September 30, 2016
	numbers of shares in millions
Basic WASO	216	84	199	84
Potentially dilutive shares	2	1	5	1
Diluted WASO	218	85	204	85

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2017			December 31, 2016
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$537	537	—	289	289	—
Available-for-sale securities	$1,054	502	552	489	489	—
Financial instrument assets	$419	19	400	286	16	270
Debt	$2,226	—	2,226	1,546	—	1,546

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities (a)	$56	14	76	43
Debt measured at fair value (b)	(42)	(76)	(236)	(75)
Change in fair value of bond hedges (c)	6	69	130	1
Other derivatives	(2)	—	(13)	(2)
	$18	7	(43)	(33)

(a)

Changes in unrealized gains (losses) on fair value option securities include SIRIUS XM’s investment in Pandora’s Series A Convertible Preferred Stock. See note 7 for information related to the investment in Pandora.

(b)

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

(c)

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

(7)   Investments in Available-for-Sale Securities and Other Cost Investments

All marketable equity securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company previously had entered into economic hedges for certain of its AFS securities (although such securities were not accounted for as fair value hedges by the Company). Changes in the fair value of those economic hedges were reflected in the Company’s statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities, the Company elected the fair value option for certain of its AFS securities ("Fair Value Option Securities"). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	September 30,	December 31,
	2017	2016
	amounts in millions
Liberty SiriusXM Group
Fair Value Option Securities
Pandora (a)	$552	—
Total attributed Liberty SiriusXM Group	552	—

Braves Group
Other AFS and cost investments	8	8
Total attributed Braves Group	8	8

Formula One Group
Fair Value Option Securities
Time Warner (b)	436	411
Viacom (c)	52	65
Other equity securities	14	13
Total Fair Value Option Securities	502	489
AFS and cost investments
Formula 1 (d)	—	759
Other AFS and cost investments	58	53
Total AFS and cost investments	58	812
Total attributed Formula One Group	560	1,301

Consolidated Liberty	$1,120	1,309

(a)	See below for details regarding SIRIUS XM’s investment in Pandora.
(b)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of September 30, 2017.
(c)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of September 30, 2017.
(d)	See note 3 for details regarding the Company’s acquisition of Formula 1 during the nine months ended September 30, 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Pandora

On September 22, 2017, a subsidiary of SIRIUS XM completed a $480 million investment in newly issued Series A convertible preferred stock of Pandora (the “Series A Preferred Stock”). Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners. The Series A preferred stock represents an approximate 19% interest in Pandora's currently outstanding common stock and an approximate 16% interest on an as-converted basis.

The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to adjustments for accrued but unpaid dividends and certain customary anti-dilution adjustments.  Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared.  Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof.  However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017.

The investment includes a mandatory redemption feature on any date from and after September 22, 2022 and therefore the financial instrument has been treated as a debt security. As the investment includes a conversion option, SIRIUS XM has elected to account for this investment under the fair value option. Any gains (losses) associated with the change in fair value will be recognized in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. A $62 million unrealized gain was recognized during the three and nine months ended September 30, 2017 on the investment in Pandora, including transaction costs.

Pursuant to an Investment Agreement with Pandora, SIRIUS XM has appointed three of its senior executives or members of its Board of Directors to Pandora’s Board of Directors, one of whom serves as the Chairman of Pandora’s Board of Directors. SIRIUS XM’s right to designate directors will fall away once SIRIUS XM and its affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock issued upon conversion thereof equal to (on an as-converted basis) at least 50% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement. Following the earlier to occur of (i) September 22, 2019 and (ii) the date on which SIRIUS XM and its affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock that were issued upon conversion of Series A Preferred Stock equal to (on an as-converted basis) at least 75% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement, SIRIUS XM has the right to designate only two directors.

Unrealized Holding Gains and Losses recorded in Accumulated other comprehensive earnings (loss)

There were no unrealized holding gains and losses related to investments in AFS securities as of September 30, 2017 or December 31, 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2017 and the carrying amount at December 31, 2016:

	September 30, 2017			December 31, 2016
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$680	164
Total Liberty SiriusXM Group			680	164

Braves Group
Other	various	NA	111	61
Total Braves Group			111	61

Formula One Group
Live Nation (a)	34%	$3,033	805	731
Other	various	NA	176	161
Total Formula One Group			981	892
Consolidated Liberty			$1,772	1,117

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of September 30, 2017.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$34	2	32	11
Total Liberty SiriusXM Group	34	2	32	11

Braves Group
Other (a)	68	2	72	6
Total Braves Group	68	2	72	6

Formula One Group
Live Nation	43	33	51	25
Other	10	—	12	1
Total Formula One Group	53	33	63	26
Consolidated Liberty	$155	37	167	43

(a)

During the three months ended September 30, 2017, an equity method affiliate of Braves Holdings sold a controlling interest in a subsidiary, resulting in a gain to Liberty of approximately $67 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Canada

On May 25, 2017, SIRIUS XM completed a recapitalization of SIRIUS XM Canada Holdings Inc. (“SIRIUS XM Canada”), which is now a privately held corporation.

SIRIUS XM now holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting power and equity interest held by two of SIRIUS XM Canada’s previous shareholders.  The total consideration from SIRIUS XM to SIRIUS XM Canada, excluding transaction costs, during the nine months ended September 30, 2017 was $309 million, which included $130 million in cash and SIRIUS XM issued 35 million shares of its common stock with an aggregate value of $179 million to the holders of the shares of SIRIUS XM Canada acquired in the transaction.  SIRIUS XM received common stock, non-voting common stock and preferred stock of SIRIUS XM Canada.  SIRIUS XM owns approximately 591 million shares of preferred stock of SIRIUS XM Canada, which has a liquidation preference of one Canadian dollar per share. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM does not have the ability to direct the most significant activities that impact SIRIUS XM Canada's economic performance.

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

SIRIUS XM also entered into a Services Agreement and an Advisory Services Agreement with SIRIUS XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 25% of its gross revenue on a monthly basis through December 31, 2021 and 30% of its gross revenue on a monthly basis thereafter.  Pursuant to the Advisory Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 5% of its gross revenue on a monthly basis.  These agreements supersede and replace the existing agreements between SIRIUS XM Canada and its predecessors and SIRIUS XM.

Under the legacy agreement, as of December 31, 2016, SIRIUS XM’s related party current assets balance primarily consisted of activation fees and streaming and chipset costs for which it was reimbursed.  SIRIUS XM has approximately $12 million in related party current assets as of September 30, 2017 which includes amounts due under the new services arrangements and certain amounts due related to transactions outside of the scope of the new services arrangements.  At September 30, 2017, SIRIUS XM has approximately $3 million and $7 million in current and noncurrent related party liabilities, respectively, related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $23 million and $11 million in revenue for the three months ended September 30, 2017 and 2016, respectively, and $63 million and $32 million for the nine months ended September 30, 2017 and 2016, respectively, associated with these various agreements in the Other revenue line item in the condensed consolidated statements of operations. SIRIUS XM Canada paid dividends to SIRIUS XM of $4 million and $8 million during the nine months ended September 30, 2017 and 2016, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Intangible Assets

Goodwill

	SIRIUS XM	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2017	$14,165	—	180	14,345
Acquisitions (a) (b)	82	3,968	—	4,050
Balance at September 30, 2017	$14,247	3,968	180	18,395

(a)   On April 18, 2017, SIRIUS XM acquired Automatic Labs Inc., a connected vehicle device and mobile application company, for an aggregate purchase price of approximately $108 million, net of cash and restricted cash acquired. The excess purchase price over identifiable net assets of $82 million was record to goodwill.

(b)   See note 3 for details regarding the Formula 1 acquisition.

Intangible Assets Subject to Amortization

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(114)	3,516	—	—	—
Customer relationships	2,684	(432)	2,252	830	(228)	602
Licensing agreements	330	(131)	199	316	(109)	207
Other	720	(445)	275	686	(423)	263
Total	$7,364	(1,122)	6,242	1,832	(760)	1,072

Amortization expense for intangible assets with finite useful lives was $167 million and $45 million for the three months ended September 30, 2017 and 2016, respectively, and $448 million and $131 million for the nine months ended September 30, 2017 and 2016, respectively. Based on its amortizable intangible assets as of September 30, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2017	$149
2018	$668
2019	$566
2020	$537
2021	$490

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2017	2017	2016
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
Margin Loans	$250	250	250
Subsidiary notes and loans:
SIRIUS XM 5.75% Senior Notes due 2021	—	—	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	—	—	405
SIRIUS XM 4.25% Senior Notes due 2020	—	—	497
SIRIUS XM 3.875% Senior Notes due 2022	1,000	992	—
SIRIUS XM 4.625% Senior Notes due 2023	500	496	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,488	1,487
SIRIUS XM 5.375% Senior Notes due 2025	1,000	991	990
SIRIUS XM 5.375% Senior Notes due 2026	1,000	990	989
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,486	—
SIRIUS XM Senior Secured Revolving Credit Facility	290	290	390
SIRIUS XM leases	9	9	14
Less deferred financing costs		(10)	(7)
Total Liberty SiriusXM Group	7,049	6,982	6,107
Braves Group
Subsidiary notes and loans:
Notes and loans	585	585	338
Less deferred financing costs		(9)	(10)
Total Braves Group	585	576	328
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023	1,000	1,216	1,076
1% Cash Convertible Notes due 2023	450	536	—
2.25% Exchangeable Senior Debentures due 2046	445	474	470
Live Nation Margin Loan	350	350	—
Other	35	35	37
Subsidiary notes and loans:
Bank Loans	3,302	3,315	—
Delta Topco Exchangeable Notes	27	27	—
Less deferred financing costs		(19)	—
Total Formula One Group	5,609	5,934	1,583
Total debt	$13,243	13,492	8,018
Less debt classified as current		(47)	(5)
Total long-term debt		$13,445	8,013

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.  As of September 30, 2017, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2). As of September 30, 2017, the basket price of the securities underlying the Bond Hedge Transaction was $53.78 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of September 30, 2017 and December 31, 2016 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the Warrant Transactions with cash. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”).  As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of September 30, 2017, the basket price of the securities underlying the Amended Warrant Transactions was $53.78 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

Margin Loans

$750 Million Margin Loan due 2018

During October 2016, Liberty refinanced a margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $500 million undrawn line of credit, which is scheduled to mature during October 2018. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 3.05% per annum at September 30, 2017. As of September 30, 2017, availability under the revolving line of credit was $500 million. 1,138.4 million shares of SIRIUS XM common stock held by Liberty with a value of $6,284 million were pledged as collateral to the $750 million margin loan due 2018 as of September 30, 2017. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into the Live Nation Margin Loan with available borrowing capacity of $500 million. This margin loan has a two year term and bears interest at a rate of LIBOR plus 2.25% and contains an undrawn commitment fee of 0.75% per annum. Borrowings outstanding under this margin loan bore interest at a rate of 3.55% per annum at September 30, 2017. Interest on the term loan is payable on the first business day of each calendar quarter. This loan was undrawn as of December 31, 2016. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the Second Closing, as discussed in note 3. As of September 30, 2017, availability under the Live Nation Margin Loan was $150 million. As discussed in notes 7 and 8, 53.7 million shares of the Company’s Live Nation common stock with a value of $2,341 million and 1.9 million shares of the Company’s Viacom common stock with a value of $52 million were pledged as collateral to the loan as of September 30, 2017.

SIRIUS XM Senior Notes and Senior Secured Revolving Credit Facility

Senior Notes

During July 2017, SIRIUS XM issued $1.0 billion aggregate principal amount of 3.875% Senior Notes due 2022 (the “3.875% Notes”) and $1.5 billion aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). For

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

both series of notes, interest is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 3.875% Notes will mature on August 1, 2022 and the 5.00% Notes will mature on August 1, 2027.

On July 27, 2017, SIRIUS XM redeemed all of its 4.25% Notes for a total amount of $510 million.  This redemption resulted in a loss on extinguishment of debt of approximately $8 million in the third quarter of 2017.

On August 4, 2017, SIRIUS XM redeemed all of its 5.75% Notes for a total amount of $618 million.  This redemption resulted in a loss on extinguishment of debt of approximately $21 million in the third quarter of 2017.

On September 1, 2017, SIRIUS XM redeemed all of its 5.25% Notes for a total amount of $411 million.  This redemption resulted in a loss on extinguishment of debt of approximately $14 million in the third quarter of 2017.

Senior Secured Revolving Credit Facility

SIRIUS XM has entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2020. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM's assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Borrowings outstanding under the Credit Facility as of September 30, 2017 bore interest at a rate of 3.24% per annum. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of September 30, 2017 was 0.30% per annum and is payable on a quarterly basis.  As of September 30, 2017, availability under the Credit Facility was $1,460 million.

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

During September 2015, Braves Holdings entered into a $345 million term loan (the “Braves Term Loan”). The Braves Term Loan initially bore interest at LIBOR plus an applicable spread between 1.50% and 1.75% per annum (based on the debt service coverage ratio) and an unused commitment fee of 0.35% per annum based on the average daily unused portion of the Braves Term Loan, payable quarterly in arrears. In connection with entering into the Braves Senior Secured Note during August 2016 (discussed below), Braves Holdings partially repaid and reduced the capacity on the Braves Term Loan from $345 million to $130 million. As of September 30, 2017, the interest rate on the Braves Term Loan was 2.99%. The Braves Term Loan is scheduled to mature during August 2021. In connection with entering into the Braves Term Loan, Braves Holdings partially repaid and reduced the capacity on one of the credit facilities from $250 million to $85 million for a total capacity under the credit facilities of $185 million. As of September 30, 2017, the weighted average interest rate on the credit facilities was 2.46%. As of September 30, 2017, Braves Holdings has borrowed approximately $209 million under the Braves Term Loan and two facilities. During October 2017, Braves Holdings refinanced $75 million of the $130 million Braves Term Loan with floating rate notes and reduced the capacity on the Braves Term Loan to $55 million. The floating rate notes will bear interest at LIBOR plus 1.70% per annum and are scheduled to mature in September 2029.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Subsequent to the refinancing, the Braves Term Loan will bear interest at LIBOR plus an applicable spread between 1.375% and 1.625% per annum.

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

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing land around the ballpark for a mixed-use complex that is expected to feature retail, residential, office, hotel and entertainment opportunities.  The estimated cost for the mixed-use development is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $470 million through a mix of approximately $200 million in equity and $270 million in new debt. In December 2015, certain subsidiaries of Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs. The maturity dates of the facilities range between December 2018 and December 2019, and all of the facilities contain two year extension options. Interest rates on the credit facilities bear interest at LIBOR plus an applicable spread between 2.0% and 2.6%, with certain step-downs upon lease of the mixed use facilities at the completion of construction. As of September 30, 2017, $152 million was drawn on these facilities with a weighted average interest rate of 3.47%. As discussed in note 7, 464 thousand Time Warner shares were pledged as collateral to these facilities. The fair value of the shares pledged as of September 30, 2017 was $48 million. Additionally, in August 2016, a subsidiary of Braves Holdings entered into a credit facility with an availability of $30 million to fund a portion of the entertainment venue as part of the mixed use development. This facility matures during August 2020 and contains one twelve month extension option. The credit facility bears interest at LIBOR plus 3.25%, with a step-down upon completion of construction. As of September 30, 2017, the interest rate on this facility was 4.23%, and $24 million was drawn.

As of September 30, 2017, approximately $718 million has been spent to-date on the baseball facility, of which approximately $390 million of funding has been provided by the Authority, and $398 million has been spent to date on the mixed-use development.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Formula 1 Notes and Loans

Bank Loans

Formula 1 had a first lien term loan denominated in Euros totaling $42 million, which was repaid on June 30, 2017. On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million. As part of a refinancing of the Senior Loan Facility in March 2017, $628 million of the Senior Loan Facility was considered repaid and then borrowed due to a change in the mix of counterparties in the Senior Loan Facility. As part of the refinancing in March 2017, the interest rate on the Senior Loan Facility was reduced from LIBOR plus 3.75% per annum to LIBOR plus 3.25% per annum, with a LIBOR floor on the U.S. Dollar denominated debt of 1%. In September 2017, the interest rate on the Senior Loan Facility was reduced to LIBOR plus 3.0% per annum. The interest rate on the Senior Loan Facility was approximately 4.24% as of September 30, 2017. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of September 30, 2017, Formula 1 has interest rate swaps on $2.7 billion of the $3.3 billion Senior Loan Facility in order to manage its interest rate risk.

Formula 1 also had a second lien facility, which had $1 billion outstanding at the time of the acquisition of Formula 1 by Liberty. In May 2017, Liberty issued 12.9 million shares of Series C Liberty Formula One common stock and used the net proceeds of approximately $388 million to repay a portion of the second lien facility. Formula 1 fully repaid the second lien facility during the nine months ended September 30, 2017.

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

The Delta Topco Exchangeable Notes may be exchanged at the option of the noteholder into shares of Series C Liberty Formula One common stock, subject to Delta Topco’s right to instead redeem such Delta Topco Exchangeable Notes for cash. At any time when the total principal amount of the Delta Topco Exchangeable Notes outstanding and owned by the noteholder or its affiliates is less than the total principal amount originally issued to such noteholder, then Delta Topco will have the right to require the noteholder to exchange any or all of such noteholder’s Delta Topco Exchangeable Notes for shares of Series C Liberty Formula One common stock or cash (at Delta Topco’s election). Additionally, if a noteholder proposes to transfer any of its Delta Topco Exchangeable Notes to a person other than a permitted transferee, then Delta Topco will have the option to redeem such Delta Topco Exchangeable Notes for cash. However, if Delta Topco does not timely exercise its right to effect this redemption for cash, then the Delta Topco Exchangeable Notes proposed to be transferred will be automatically exchanged prior to transfer into shares of Series C Liberty Formula One common stock. In September 2017, $323 million aggregate principal amount of Delta Topco Exchangeable Notes were exchanged for 14.5 million shares of Series C Liberty Formula One common stock. In October 2017, Delta Topco initiated an exchange offer for the remaining outstanding Delta Topco Exchangeable Notes.

The debt host component of the Delta Topco Exchangeable Notes was recorded as debt, at fair value (level 2), with the related discount amortized over the expected term of the loan using the effective interest rate method, while the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

embedded conversion option was recorded in additional paid-in capital. Upon settlement, the Company will record a true-up to additional paid-in capital for the amount and type (cash or shares of Series C Liberty Formula One common stock) of settlement. As the Company has the option to settle the liability in shares of Series C Liberty Formula One common stock, the debt host component is presented as a long-term liability in the Company’s condensed consolidated balance sheet as of September 30, 2017.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan, Formula 1 debt and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM, Formula 1 and Braves Holdings are in compliance with all debt covenants as of September 30, 2017.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2017
SIRIUS XM 3.875% Senior Notes due 2022	$1,020
SIRIUS XM 4.625% Senior Notes due 2023	$514
SIRIUS XM 6% Senior Notes due 2024	$1,612
SIRIUS XM 5.375% Senior Notes due 2025	$1,054
SIRIUS XM 5.375% Senior Notes due 2026	$1,051
SIRIUS XM 5.0% Senior Notes due 2027	$1,532

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2017.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2017

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

aggregated $214 million, which is payable as follows: $5 million in 2017, $85 million in 2018, $63 million in 2019, $30 million in 2020 and $31 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On September 11, 2017, the Copyright Royalty Board issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings.  Given the limitations on its jurisdiction, the Copyright Royalty Board deferred to further proceedings in the District Court the question of whether SIRIUS XM properly applied those pre-1972 revenue exclusions.  The Judges also concluded that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge.”

Rulings by the Copyright Royalty Board, including its September 11, 2017 ruling, are subject to limited legal review by the Register of Copyrights.  Following a review by the Register of Copyrights and publication in the Federal Register, SIRIUS XM expects that the ultimate ruling by the Copyright Royalty Board in this matter will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to damages and defenses.  SIRIUS XM believes it has substantial defenses to SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. SIRIUS XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers. This matter is not related to certain claims under state law brought by owners of pre-1972 recording copyrights arising out of SIRIUS XM’s use and performance of those recordings.

SIRIUS XM concluded that a loss, in excess of its recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims.  At September 30, 2017 the estimable portion of such possible loss ranges from $0 to $85 million plus any related interest or late fees.  Based on SIRIUS XM’s defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded at September 30, 2017.  The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

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

The Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the nine months ended September 30, 2017, the Company has identified the following subsidiaries as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,379	549	1,276	490
Corporate and other	—	(6)	—	(8)
Total Liberty SiriusXM Group	1,379	543	1,276	482
Braves Group
Corporate and other	185	48	109	16
Total Braves Group	185	48	109	16
Formula One Group
Formula 1	501	106	NA	NA
Corporate and other	—	(2)	—	(13)
Total Formula One Group	501	104	—	(13)
Consolidated Liberty	$2,065	695	1,385	485

	Nine months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$4,021	1,568	3,711	1,380
Corporate and other	—	(13)	—	(9)
Total Liberty SiriusXM Group	4,021	1,555	3,711	1,371
Braves Group
Corporate and other	366	46	244	(8)
Total Braves Group	366	46	244	(8)
Formula One Group
Formula 1	1,213	288	NA	NA
Corporate and other	—	(29)	—	(32)
Total Formula One Group	1,213	259	—	(32)
Consolidated Liberty	$5,600	1,860	3,955	1,331

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2017
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,926	680	207
Corporate and other	191	—	—
Total Liberty SiriusXM Group	28,117	680	207
Braves Group
Corporate and other	1,803	111	190
Total Braves Group	1,803	111	190
Formula One Group
Formula 1	9,629	—	8
Corporate and other	2,564	981	2
Total Formula One Group	12,193	981	10
Elimination (1)	(260)	—	—
Consolidated Liberty	$41,853	1,772	407

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

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$695	485	1,860	1,331
Legal settlement, net (note 11)	—	—	—	511
Stock-based compensation	(85)	(41)	(182)	(109)
Depreciation and amortization	(228)	(92)	(615)	(272)
Operating income (loss)	382	352	1,063	1,461
Interest expense	(159)	(98)	(448)	(272)
Share of earnings (losses) of affiliates, net	155	37	167	43
Realized and unrealized gains (losses) on financial instruments, net	18	7	(43)	(33)
Other, net	(11)	5	2	17
Earnings (loss) before income taxes	$385	303	741	1,216

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM Holdings Inc. ("SIRIUS XM"); the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM's stock repurchase program; the payment of dividends by SIRIUS XM; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; the integration of Delta Topco Limited (the parent company of Formula 1) (“Delta Topco”) and by extension Formula 1 and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	the impact of AT&T, Inc.’s agreement to acquire Time Warner, Inc. (“Time Warner”) on our 2.25% Exchangeable Senior Debentures due 2046;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
•	natural catastrophes, threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

In addition to the foregoing businesses, we hold ownership interests in Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM, SIRIUS XM Canada Holdings, Inc. (“SIRIUS XM Canada”), which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner and Viacom, Inc. (“Viacom”), which are accounted for at their respective fair market values and are included in the “Corporate and other” category.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of September 30, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $234 million, which includes approximately $74 million of subsidiary cash.

SIRIUS XM is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event SIRIUS XM were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether.

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”), corporate cash and all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As discussed below, the Intergroup Note, including accrued interest, was repaid during June 2016 using proceeds from the subscription rights offering and the Intergroup Note agreement was cancelled. As of September 30, 2017, the Braves Group has cash and cash equivalents of approximately $129 million, which includes subsidiary cash.

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

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. Following the Recapitalization, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, minority equity investments in Time Warner and Viacom, cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023.  Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Formula One Group retains an intergroup interest in the Braves Group of approximately 15.5% as of September 30, 2017. The Formula One Group has cash and cash equivalents of approximately $420 million as of September 30, 2017, which includes approximately $274 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,379	1,276	4,021	3,711
Total Liberty SiriusXM Group	1,379	1,276	4,021	3,711
Braves Group
Corporate and other	185	109	366	244
Total Braves Group	185	109	366	244
Formula One Group
Formula 1	501	NA	1,213	NA
Total Formula One Group	501	—	1,213	—
Consolidated Liberty	$2,065	1,385	5,600	3,955

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$421	381	1,204	1,067
Corporate and other	(13)	(14)	(32)	(21)
Total Liberty SiriusXM Group	408	367	1,172	1,046
Braves Group
Corporate and other	(9)	1	(45)	(45)
Total Braves Group	(9)	1	(45)	(45)
Formula One Group
Formula 1	(10)	NA	(22)	NA
Corporate and other	(7)	(16)	(42)	460
Total Formula One Group	(17)	(16)	(64)	460
Consolidated Liberty	$382	352	1,063	1,461

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$549	490	1,568	1,380
Corporate and other	(6)	(8)	(13)	(9)
Total Liberty SiriusXM Group	543	482	1,555	1,371
Braves Group
Corporate and other	48	16	46	(8)
Total Braves Group	48	16	46	(8)
Formula One Group
Formula 1	106	NA	288	NA
Corporate and other	(2)	(13)	(29)	(32)
Total Formula One Group	104	(13)	259	(32)
Consolidated Liberty	$695	485	1,860	1,331

Revenue.    Our consolidated revenue increased $680 million and $1,645 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to $501 million and $1,213 million of Formula 1 revenue recognized during the three and nine months ended September 30, 2017, respectively, as a result of the Company’s acquisition of Formula 1 on January 23, 2017, as well as revenue growth at SIRIUS XM ($103 million and $310 million for the three and nine months ended September 30, 2017, respectively) as compared to the corresponding periods in the prior year. Additionally, Braves Holdings revenue increased $76 million and $122 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income increased $30 million and decreased $398 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decrease in operating income for the nine months ended September 30, 2017 was primarily a result of the favorable one-time net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 11 of the accompanying condensed consolidated financial statements. Consolidated Liberty operating income was also impacted by an increase in Liberty SiriusXM Group operating income of $41 million and $126 million for the three and nine months ended September 30, 2017, respectively, and a $10 million decrease in Braves Group operating results for the three months ended September 30, 2017, as compared to the corresponding periods in the prior year. Formula One Group operating results decreased $1 million and $524 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to the acquisition of Formula 1 and the Vivendi lawsuit settlement. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

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

We recorded $182 million and $109 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. The increase in stock compensation expense is primarily due to increases at Braves Holdings and SIRIUS XM.  As of September 30, 2017, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $36 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.  Additionally, as of September 30, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $281 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 of the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes.

The settlement associated with the future use of pre-1972 sound recordings is being recognized as a component of Adjusted OIBDA as revenue and share royalties expense in periods through 2017.

Consolidated Adjusted OIBDA improved $210 million and $529 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA was due to improvements in Liberty SiriusXM Group, Braves Group and Formula One Group Adjusted OIBDA of $61 million, $32 million and $117 million, respectively, for the three months ended September 30, 2017 and improvements in Liberty SiriusXM Group, Braves Group and Formula One Group Adjusted OIBDA of $184 million, $54 million and $291 million, respectively, for the nine months ended September 30, 2017, in each case, as compared to the corresponding periods in the prior year.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(95)	(93)	(264)	(260)
Braves Group	(7)	—	(9)	—
Formula One Group	(57)	(5)	(175)	(12)
Consolidated Liberty	$(159)	(98)	(448)	(272)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$34	2	32	11
Braves Group	68	2	72	6
Formula One Group	53	33	63	26
Consolidated Liberty	$155	37	167	43

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$62	—	62	—
Braves Group	—	—	—	—
Formula One Group	(44)	7	(105)	(33)
Consolidated Liberty	$18	7	(43)	(33)

Other, net
Liberty SiriusXM Group	$(19)	1	(20)	2
Braves Group	1	1	6	—
Formula One Group	7	3	16	15
Consolidated Liberty	$(11)	5	2	17

	$3	(49)	(322)	(245)

Interest expense.    Consolidated interest expense increased $61 million and $176 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. Approximately $44 million and $134 million of interest expense attributable to debt held at Formula 1, which we began consolidating on January 23, 2017 when we acquired Formula 1, is included in the Company’s results for the three and nine months ended September 30, 2017. The additional increase was due to an increase in the average amount of corporate and subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$34	2	32	11
Total Liberty SiriusXM Group	34	2	32	11

Braves Group
Other	68	2	72	6
Total Braves Group	68	2	72	6

Formula One Group
Live Nation	43	33	51	25
Other	10	—	12	1
Total Formula One Group	53	33	63	26
Consolidated Liberty	$155	37	167	43

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Fair Value Option Securities	$56	14	76	43
Debt measured at fair value	(42)	(76)	(236)	(75)
Change in fair value of bond hedges	6	69	130	1
Other derivatives	(2)	—	(13)	(2)
	$18	7	(43)	(33)

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

The unrealized losses on other derivatives for the three and nine months ended September 30, 2017 are primarily due to losses on Formula 1 interest rate swaps.

Other, net.  Other, net expenses increased for the three months ended September 30, 2017 and other, net income decreased for the nine months ended September 30, 2017, as compared to the corresponding periods in the prior year primarily due to losses on early extinguishment of debt related to the redemption of certain debt at SIRIUS XM, partially offset by interest and dividend income and gains on the sale of certain fixed assets.

Income taxes.  We had income tax expense of $124 million and $280 million for the three and nine months ended September 30, 2017, respectively, and income tax expense of $134 million and $478 million for the three and nine months ended September 30, 2016, respectively. The effective tax rate for the three months ended September 30, 2017 was lower than the federal tax rate of 35% primarily due to federal tax credits at SIRIUS XM and deductible stock-based compensation. The effective tax rate for the nine months ended September 30, 2017 was higher than the 35% U.S. federal tax rate primarily due to losses in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate and the impact of current period state income taxes. The effective tax rate for the three and nine months ended September 30, 2016 was higher than the federal tax rate of 35% due to the impact of state income taxes and the write-off of federal tax attributes at SIRIUS XM related to the adoption of Accounting Standards Update 2016-09.

Net earnings.  We had net earnings of $261 million and $461 million for the three and nine months ended September 30, 2017, and $169 million and $738 million and for the three and nine months ended September 30, 2016. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2017, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of September 30, 2017 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$74	—
Corporate and other	160	—
Total Liberty SiriusXM Group	$234	—
Braves Group
Corporate and other	$129	—
Total Braves Group	$129	—
Formula One Group
Formula 1	$274	—
Corporate and other	146	402
Total Formula One Group	$420	402

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM, which has significant cash and cash provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facility at Formula 1 are not met. As of September 30, 2017, Liberty had $500 million available under the line of credit portion of the $750 million margin loan due 2018 and $150 million available under the Live Nation Margin Loan. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

	Nine months ended
	September 30,
	2017	2016
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,310	1,197
Braves Group cash provided (used) by operating activities	(41)	19
Formula One Group cash provided (used) by operating activities	44	435
Net cash provided (used) by operating activities	$1,313	1,651
Liberty SiriusXM Group cash provided (used) by investing activities	$(1,072)	(136)
Braves Group cash provided (used) by investing activities	(183)	(225)
Formula One Group cash provided (used) by investing activities	(1,659)	(649)
Net cash provided (used) by investing activities	$(2,914)	(1,010)
Liberty SiriusXM Group cash provided (used) by financing activities	$(291)	(562)
Braves Group cash provided (used) by financing activities	246	302
Formula One Group cash provided (used) by financing activities	1,860	358
Net cash provided (used) by financing activities	$1,815	98

Liberty’s primary use of cash during the nine months ended September 30, 2017 (excluding cash used by SIRIUS XM, Formula 1 and Braves Holdings) was the $1.6 billion net cash paid to acquire a controlling interest in Formula 1, as discussed in note 3 of the accompanying condensed consolidated financial statements. This investment was funded by cash on hand, the issuance of Series C Liberty Formula One common stock to third parties and borrowings under new debt instruments issued during November 2016 and January 2017.

SIRIUS XM's primary uses of cash were the repayment of long-term debt, repurchase of outstanding SIRIUS XM common stock, investments in Pandora and SIRIUS XM Canada, additions to property and equipment resulting from new satellite construction, dividends paid to stockholders and the acquisition of Automatic Labs, Inc. (“Automatic Labs”).  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand. During the nine months ended September 30, 2017, SIRIUS XM declared a cash dividend each quarter, and has paid in cash an aggregate amount of $140 million, of which Liberty has received $95 million. In addition, on October 3, 2017, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock payable on November 30, 2017 to stockholders of record as of the close of business on November 9, 2017. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.044 per share of common stock.

Braves Holdings incurred approximately $190 million of capital expenditures during the nine months ended September 30, 2017 related to the construction of the new Braves Holdings ballpark facility and adjacent mixed-use complex. Braves Holdings’ capital expenditures were funded through the use of cash on hand, borrowings of debt and proceeds of $203 million received from the Series C Liberty Braves common stock rights offering during 2016.

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

Braves Holdings’ estimated capital expenditures for the remainder of 2017 include approximately $29 million, primarily for the construction of the new ballpark facility and adjacent mixed-use complex, excluding amounts to be paid for by joint venture partners. See note 10 in the accompanying condensed consolidated financial statements for further details. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under outstanding term loans and credit facilities.

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

As of September 30, 2017, SIRIUS XM had approximately 32.2 million subscribers, which is an increase of approximately 3% from 31.3 million subscribers as of December 31, 2016. Of the 32.2 million subscribers at September 30, 2017, approximately 27.0 million were self-pay subscribers and approximately 5.2 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions. Subscribers and subscription-based revenue and expenses associated with its connected vehicle services and the SIRIUS XM Canada service are not included in its subscriber count or subscriber-based operating metrics.

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

Liberty acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM from that date.  For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any acquisition accounting adjustments in the current and prior periods for a discussion of the operations of SIRIUS XM.  For the three and nine months ended September 30, 2017 and 2016, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. As of September 30, 2017, there is an approximate 31% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM's stand alone operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017 (1)	2016(1)	2017 (1)	2016(1)
	amounts in millions
Subscriber revenue	$1,136	1,070	3,325	3,113
Other revenue	243	207	696	601
Total revenue	1,379	1,277	4,021	3,714
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties	(297)	(273)	(867)	(789)
Programming and content	(91)	(84)	(269)	(244)
Customer service and billing	(94)	(94)	(284)	(283)
Other	(27)	(30)	(82)	(106)
Subscriber acquisition costs	(119)	(121)	(372)	(382)
Other operating expenses	(26)	(15)	(70)	(48)
Selling, general and administrative expenses	(176)	(169)	(509)	(479)
Adjusted OIBDA	549	491	1,568	1,383
Stock-based compensation	(35)	(30)	(94)	(78)
Depreciation and amortization	(80)	(68)	(230)	(202)
Operating income	$434	393	1,244	1,103

(1)	See the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below.

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 6% and 7% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to 4% and 5% increases in the daily weighted average number of subscribers for the three and nine months ended September 30, 2017, respectively, and a 3% increase in SIRIUS XM’s average monthly revenue per subscriber that resulted from certain rate increases implemented in 2016.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three and nine months ended September 30, 2017, other revenue increased approximately 17% and 16%, respectively, as compared to the corresponding prior year periods. The increases were primarily driven by the timing of higher royalties from the new SIRIUS XM Canada service and advisory agreements, additional revenue from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate and higher revenue generated from SIRIUS XM’s connected vehicle services. Furthermore, advertising revenue increased during the three and nine month periods due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties include royalties for transmitting content and web streaming as well and automaker, content provider and advertising revenue share. Revenue share and royalties increased 9% and 10% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to royalty for transmitting content and revenue share to automakers and a 5% increase in the statutory royalty rate applicable to SIRIUS XM’s use of post-1972 recordings.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 8% and 10% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to the addition of video content rights, the payment for which started during the third quarter of 2016, as well as increased talent and personnel-related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense remained flat for both the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year. An increase in transaction fees from a higher subscriber base and higher bad debt expense from  a higher subscriber base was partially offset by lower call center costs due to lower agent rates and lower contact rates.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios and devices, components and accessories as well as connected vehicles and devices and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services decreased 10% and 23% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decreases in the three and nine month periods were driven primarily by lower wireless costs associated with SIRIUS XM’s connected vehicle services, lower terrestrial repeater costs driven by the elimination of duplicative repeater sites and lower sales to distributors and consumers, partially offset by increased Internet streaming costs and incremental costs associated with the sale of connected vehicle devices since the acquisition of Automatic Labs. In addition, the nine month period ended September 30, 2016 included a loss on disposal of certain obsolete satellite parts, recorded during the three months ended June 30, 2016.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and nine months ended September 30, 2017, subscriber acquisition costs decreased approximately 2% and 3%, as compared to the corresponding periods in the prior year. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of installations. The three month period ended September 30, 2016 benefited from a one-time true-up from a contractual reduction to a subsidy rate.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three and nine months ended September 30, 2017 other operating expense increased 73% and 46%, respectively, as compared to the corresponding periods in the prior year. The increases were driven primarily by additional costs associated with the development of SIRIUS XM’s audio and video streaming products and increased development of SIRIUS XM’s connected vehicle services.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2017, selling, general and administrative expense increased 4% and 6%, respectively, as compared to the corresponding periods in the prior year.  The increases were due to additional subscriber communications, retention programs and acquisition campaigns, higher personnel-related costs, partially offset by the timing of OEM marketing campaigns, lower legal costs due to insurance recoveries, lower consulting costs and lower rent expense.

Stock-based compensation increased 17% and 21% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases in stock-based compensation expense are primarily due to an increase in the number of awards granted since September 30, 2016.

Depreciation and amortization increased 18% and 14% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases for the three and nine month periods were driven by the acceleration of amortization related to a shorter useful life of certain software as well as additional assets placed in-service.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand SIRIUS XM’s operations, to the results reported by Liberty for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As		As	As		As
	reported	Acquisition	reported	reported	Acquisition	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,136	—	1,136	3,325	—	3,325
Other revenue	243	—	243	696	—	696
Total revenue	1,379	—	1,379	4,021	—	4,021
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(509)	—	(509)	(1,502)	—	(1,502)
Subscriber acquisition costs	(119)	—	(119)	(372)	—	(372)
Other operating expenses	(26)	—	(26)	(70)	—	(70)
Selling, general and administrative expenses	(176)	—	(176)	(509)	—	(509)
Adjusted OIBDA	549	—	549	1,568	—	1,568
Stock-based compensation	(35)	—	(35)	(94)	—	(94)
Depreciation and amortization	(80)	(13)	(93)	(230)	(40)	(270)
Operating income	$434	(13)	421	1,244	(40)	1,204

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	As		As	As		As
	reported	Acquisition	reported	reported	Acquisition	reported
	by	Accounting	by	by	Accounting	by
	SIRIUS XM	Adjustments	Liberty	SIRIUS XM	Adjustments	Liberty
	amounts in millions
Subscriber revenue	$1,070	(1)	1,069	3,113	(3)	3,110
Other revenue	207	—	207	601	—	601
Total revenue	1,277	(1)	1,276	3,714	(3)	3,711
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services (excluding legal settlement)	(481)	—	(481)	(1,422)	—	(1,422)
Subscriber acquisition costs	(121)	—	(121)	(382)	—	(382)
Other operating expenses	(15)	—	(15)	(48)	—	(48)
Selling, general and administrative expenses	(169)	—	(169)	(479)	—	(479)
Adjusted OIBDA	491	(1)	490	1,383	(3)	1,380
Stock-based compensation	(30)	—	(30)	(78)	—	(78)
Depreciation and amortization	(68)	(11)	(79)	(202)	(33)	(235)
Operating income	$393	(12)	381	1,103	(36)	1,067

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

Liberty acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016, which was accounted for as a cost method investment.  Although Formula 1’s results are only included in Liberty’s results for the period from January 23, 2017 through September 30, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of Formula 1 for the full three and nine months ended September 30, 2017 and 2016, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The acquisition price allocation related to the Formula 1 business combination is preliminary. Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Formula 1 had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s pro forma operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Primary Formula 1 revenue	$430	453	1,036	1,043
Other Formula 1 revenue	71	67	178	174
Total Formula 1 revenue	501	520	1,214	1,217
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(354)	(402)	(838)	(882)
Selling, general and administrative expenses	(36)	(31)	(88)	(74)
Adjusted OIBDA	111	87	288	261
Stock-based compensation	(7)	—	(21)	—
Depreciation and amortization	(114)	(113)	(337)	(295)
Operating income (loss)	$(10)	(26)	(70)	(34)

Primary Formula 1 revenue represents the majority of Formula 1’s revenue and is derived from the following streams:

•	race promotion fees earned from granting the rights to host, stage and promote each Event on the World Championship calendar;
•	broadcasting fees earned from licensing the right to broadcast Events on television and other platforms, including the internet; and
•	advertising and sponsorship fees earned from the sale of World Championship and Event-related advertising and sponsorship rights.

Pro forma Primary Formula 1 revenue decreased by $23 million and $7 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. Six and seven Events took place during the three months ended September 30, 2017 and 2016, respectively. Fourteen and fifteen Events took place during the nine months ended September 30, 2017 and 2016, respectively. Broadcasting revenue decreased during the three and nine months ended September 30, 2017 as compared to the same periods in the prior year due to the impact of slightly lower proportionate recognition of season-based income during the current period and the adverse impact of weaker prevailing foreign currency exchange rates used to translate a small number of Great Britain Pound- and Euro-

denominated contracts into US Dollars which more than offset the impact of certain contractual rate increases. 6/20 (30.0%) of broadcasting revenue was recognized during the three months ended September 30, 2017, compared to 7/21 (33.3%) during the three months ended September 30, 2016 and 14/20 (70.0%) of broadcasting revenue was recognized during the nine months ended September 30, 2017, compared to 15/21 (71.4%) during the nine months ended September 30, 2016. Advertising and sponsorship revenue decreased during the three months ended September 30, 2017 as compared to the corresponding period in the prior year as a result of one less Event during the current year period. Advertising and sponsorship revenue increased during the nine months ended September 30, 2017 as compared to the corresponding period in the prior year, as the effects of one less Event were more than offset by new sponsors at two Events earlier in the period. Race promotion fees decreased during the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year as there was one less Event in both the three and nine month periods ended September 30, 2017.

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

The $4 million increase in pro forma Other Formula 1 revenue during both the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year was primarily attributable to higher logistics and digital media revenue, partially offset by lower spend by GP3 series’ competing teams during 2017 due to it being the second year of the GP3 vehicle cycle.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Team payments	$(273)	(316)	(650)	(691)
Other costs of Formula 1 revenue	(81)	(86)	(188)	(191)
Cost of Formula 1 revenue	$(354)	(402)	(838)	(882)

Pro forma Cost of Formula 1 revenue decreased approximately $48 million and $44 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments decreased by $43 million and $41 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decreases in pro forma team payments during 2017 were attributable to the pro rata recognition impact of the cost recognition policy being applied to fixed and variable Prize Fund elements.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. The decrease in other costs for the three and nine months ended September 30, 2017 as compared to the corresponding periods in the prior year is due to lower circuit fees at one Event in the three and nine month periods ended September 30, 2017, partially offset by increased costs related to increasing fan engagement activities, filming in Ultra High definition and higher freight costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Pro forma Selling, general and administrative expenses increased $5 million and $14 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases in pro forma selling, general and administrative expense during 2017 were primarily driven by higher personnel costs as a result of additional headcount due to the acquisition by Liberty of Formula 1, partially offset by an improvement in foreign exchange related gains during the three and nine months ended September 30, 2017 as compared to the corresponding prior year periods.

Stock-based compensation expense during 2017 relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management during March 2017, subsequent to the acquisition of Formula 1 by Liberty.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. The pro forma depreciation and amortization increased $1 million and $42 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increases for the three and nine month periods were driven by an increase in amortization expense related to intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates the Atlanta Braves Major League Baseball club and five minor league baseball clubs (the Gwinnett Braves, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). Braves Holdings also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy. Braves Holdings had exclusive operating rights to Turner Field, the home stadium of the Atlanta Braves, until December 31, 2016 pursuant to an Operating Agreement with the Atlanta Fulton County Recreation Authority. Effective for the 2017 season, the Braves relocated into a new ballpark located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and offers a range of activities and eateries for fans. Braves Holdings participated in the construction of the new stadium and is participating in the construction of an adjacent mixed-use development project, which we refer to as the Development Project.

During the third quarter, Major League Baseball (“MLB”) commenced an investigation into certain alleged violations by the Atlanta Braves of MLB rules relating to the acquisition of international players. In the event MLB were to determine that a violation of MLB rules occurred, penalties assessed by MLB could include (but are not limited to) the imposition of fines, the unwinding of any agreement relating to the acquisition of international players entered into in violation of MLB rules or the imposition of future restrictions on the acquisition of international players. However, because MLB’s investigation is currently ongoing, neither Liberty nor the Atlanta Braves can predict the extent of penalties that may be assessed should MLB determine that a violation occurred.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Total revenue	$185	109	366	244
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(109)	(78)	(252)	(208)
Selling, general and administrative expenses	(27)	(15)	(65)	(42)
Adjusted OIBDA	49	16	49	(6)
Stock-based compensation	(33)	(2)	(40)	(6)
Depreciation and amortization	(24)	(12)	(50)	(30)
Operating income	$(8)	2	(41)	(42)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three and nine months ended September 30, 2017, revenue increased $76 million and $122 million, respectively, as compared to the corresponding prior year periods.  The increases for the three and nine month periods were primarily due to increases of $56 million and $95 million, respectively, in ballpark operations revenue, fueled by the Atlanta Braves’ move to a new facility.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2017, other operating expenses increased $31 million and $44 million, respectively, as compared to the corresponding periods in the prior year. The increases for the three and nine month periods were the result of higher player salaries and increased concession and retail costs due to higher attendance at the new stadium.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three and nine months ended September 30, 2017, selling, general and administrative expense increased $12 million and $23 million, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to costs incurred with the new stadium during the current period.

Stock-based compensation increased $31 million and $34 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year due to an increase in the value of Braves Holdings and the continued vesting of outstanding awards.

Depreciation and amortization increased $12 million and $20 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year primarily due to an increase in property and equipment to support the Development Project.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$540	3.1%	$6,509	5.1%
Braves Group	$335	3.2%	$250	3.4%
Formula One Group	$952	4.0%	$4,657	3.7%

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

At September 30, 2017, the fair value of our available-for-sale securities was $1,054 million. Had the market price of such securities been 10% lower at September 30, 2017, the aggregate value of such securities would have been approximately $105 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at September 30, 2017 the aggregate value of such security would have been $303 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

SoundExchange Royalty Claims. In August 2013, SoundExchange, Inc. (“SoundExchange”) filed a complaint in the United States District Court for the District of Columbia alleging that SIRIUS XM underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board for that period. SoundExchange principally alleges that SIRIUS XM improperly reduced its calculation of gross revenue, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SIRIUS XM believes that it properly applied the gross revenue exclusions contained in the regulations established by the Copyright Royalty Board. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest and attorneys’ fees and costs.

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

On September 11, 2017, the Copyright Royalty Board concluded that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings. Given the limitations on its jurisdiction, the Copyright Royalty Board deferred to further proceedings in the District Court the question of whether SIRIUS XM properly applied those pre-1972 revenue exclusions. The Judges also concluded that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge.”

Rulings by the Copyright Royalty Board, including its September 11, 2017 ruling, are subject to limited legal review by the Register of Copyrights. Following a review by the Register of Copyrights and publication in the Federal Register, SIRIUS XM expects that the ultimate ruling by the Copyright Royalty Board in this matter will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to damages and defenses. SIRIUS XM believes it has substantial defenses to SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Information concerning the action is publicly available in filings under the docket numbers. This matter is not related to certain claims under state law brought by owners of pre-1972 recording copyrights arising out of SIRIUS XM’s use and performance of those recordings.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report for the year ended December 31, 2016 and Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

We may split off, spin off or reattribute assets, liabilities and businesses attributed to our tracking stock groups in a manner that may disparately impact some of our stockholders if our board of directors determines such transaction to be in the best interest of all of our stockholders, and in some cases, not all of our stockholders would be entitled to vote on such a transaction.

Pursuant to the terms of Liberty’s restated certificate of incorporation (its “charter”), Liberty’s board of directors may determine that it is in the best interest of all of Liberty’s stockholders to effect a redemptive split-off whereby all or a portion of the outstanding shares of a particular tracking stock would be redeemed for shares of common stock of a subsidiary (“Splitco”) that holds all or a portion of the assets and liabilities attributed to such tracking stock group subject to the approval of only the holders of the tracking stock to be redeemed.  However, the vote of holders of Liberty’s other tracking stocks would not be required, unless Splitco also held assets and liabilities of such other tracking stock group(s). If Liberty were to effect a redemptive split-off, then, pursuant to the terms of its charter, Liberty would be required to redeem the outstanding shares of the affected tracking stock from its holders on an equal per share basis (i.e., it could not redeem shares from holders of only certain series of the affected tracking stock or redeem from all holders of the affected tracking stock on a non-pro rata basis). Following a redemptive split-off, holders of the other tracking stock(s) would continue to hold stock tracking the performance of Liberty’s remaining assets and liabilities which would not have changed after the redemptive split-off, unless a reattribution among the tracking stocks occurred in connection with the redemptive split-off (as discussed below).  In addition, in the case of a partial redemptive split-off, holders of the affected tracking stock would hold shares of Splitco and continue to hold a reduced number of shares of the affected tracking stock which would track the remaining assets and liabilities retained by Liberty and attributed to such tracking stock after the split-off.

Liberty is also permitted, pursuant to the terms of its charter, to effect a spin-off of certain of its assets and liabilities through the dividend of shares of a subsidiary holding such assets and liabilities, and the spin-off would not be subject to prior stockholder approval. In this situation, a tracking stock holder would retain their tracking stock shares and receive shares of the spun-off entity.

Furthermore, in structuring these transactions, Liberty’s board of directors may determine to alter the composition of the assets and liabilities underlying its tracking stock groups through a reattribution. As contemplated by both the charter and the Management and Allocation Policies designed to assist Liberty in managing and separately presenting the businesses and operations attributed to our tracking stock groups, Liberty’s board of directors is vested with the discretion to reattribute assets and liabilities from one tracking stock group to another tracking stock group without the approval of any of its stockholders, and the only limitations on its exercise of such discretion are that the reattribution be in the best interest of all of Liberty’s stockholders and that the reattribution be done on a fair value basis.  Holders of the affected tracking stock groups will not be entitled to a separate vote to approve a reattribution, even if such reattribution is occurring in connection with a redemptive split-off and such stockholders would otherwise be entitled to vote on the redemptive split-off itself.

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

There were no repurchases of Series A or Series C Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during the three months ended September 30, 2017. As of September 30, 2017, $1.3 billion was available to be used for share repurchases of Series A and Series C Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock under the Company’s share repurchase program.

During the three months ended September 30, 2017, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1

Amended and Restated Shareholders Agreement, dated September 19, 2017, by and among Liberty Media Corporation and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017 (File No. 001-35707)).

10.2	Form of 2017 Performance-based Restricted Stock Unit Agreement (FWONK) under the Liberty Media Corporation 2013 Incentive Plan (the “2013 Incentive Plan”) for Gregory B. Maffei.*
10.3	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei.*
10.4	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei.*
10.5

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2013 Incentive Plan and the Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) for certain officers other than the Chief Executive Officer and Chief Legal Officer.*

10.6	Form of 2017 Time-vesting Restricted Stock Unit Agreement under the 2017 Omnibus Plan for Nonemployee Directors.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	November 9, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 9, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)