Form 10-K
period 2017-12-31
Liberty Media Corp
filed 2018-03-01
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Emerging Growth Company☐
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2017, was approximately $22.2  billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2018 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,710,302	9,821,531	223,619,199
Liberty Braves common stock	10,243,193	981,860	39,723,308
Liberty Formula One common stock	25,649,445	2,454,448	202,720,256

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10‑K.

LIBERTY MEDIA CORPORATION

2017 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

(a) General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the media and entertainment industries. Through our subsidiaries and affiliates, we principally operate in North America and the United Kingdom. Our principal businesses and assets include our consolidated subsidiaries SIRIUS XM (defined below), Braves Holdings, LLC (“Braves Holdings”) and our equity affiliate Live Nation Entertainment, Inc. (“Live Nation”). Additionally, as discussed below, Liberty obtained a nearly 20% interest in Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business, during 2016 and acquired the remaining interests, other than a nominal number of shares held by certain Formula 1 teams, during January 2017.

In September 2011, Liberty Interactive Corporation (“Liberty Interactive” and formerly named Liberty Media Corporation) completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the “Split-Off”).

During August 2012, the board of directors of Starz (now known as Starz Acquisition, LLC and formerly known as Liberty Media Corporation) authorized a plan to distribute to the stockholders of Starz shares of a wholly-owned subsidiary, Liberty (formerly known as Liberty Spinco, Inc.), that held, as of January 11, 2013, all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the “Starz Spin-Off”). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz. The businesses, assets and liabilities not included in Liberty were part of a separate public company which was renamed Starz.

Due to the relative significance of Liberty to Starz (the legal spinnor) and senior management’s continued involvement with Liberty following the Starz Spin-Off, Liberty was treated as the “accounting successor” to Starz for financial reporting purposes, notwithstanding the legal form of the Starz Spin-Off previously described. Therefore, the historical financial statements of Starz continue to be the historical financial statements of Liberty and Starz, LLC has been treated as discontinued operations upon completion of the Starz Spin-Off in the first quarter of 2013. For purposes of this Form 10‑K, Liberty is treated as the spinnor for purposes of discussion and as a practical matter for describing all the historical information contained herein.

On January 18, 2013, Liberty, through a wholly-owned subsidiary, purchased 50,000,000 shares of the common stock (“SIRIUS XM Common Stock”), par value $0.001 per share, of SIRIUS XM Radio, Inc. (now known as Sirius XM Holdings Inc., “SIRIUS XM”) for $3.1556 per share in a block purchase from a financial institution. Additionally, on January 18, 2013 a subsidiary of the Company converted all of its remaining shares of SIRIUS XM’s Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these transactions, along with shares of SIRIUS XM Common Stock acquired by the Company and its subsidiaries in the fiscal year ended December 31, 2012, the Company and its subsidiaries hold more than 50% of the capital stock of SIRIUS XM entitled to vote on any matter, including the election of directors. Therefore, Liberty began consolidating SIRIUS XM in the first quarter of 2013. SIRIUS XM, since the date of our investment, has repurchased approximately 2.5 billion SIRIUS XM shares for approximately $9.4 billion. As of December 31, 2017 our economic ownership interest in SIRIUS XM is approximately 70%.

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

On November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband Corporation (“Liberty Broadband”) (the “Broadband Spin-Off”). Shares of Liberty

Broadband were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”) (now known as Skyhook Holding, Inc.), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans, described below, entered into prior to the completion of the Broadband Spin-Off. Prior to the completion of the Broadband Spin-Off, Liberty Broadband borrowed funds under margin loans and made a final distribution to Liberty of approximately $300 million in cash. The Broadband Spin-Off was intended to be tax-free to stockholders of Liberty, and in September 2015, Liberty entered into a closing agreement with the Internal Revenue Service (“IRS”) which provides that the Broadband Spin-Off qualified for tax-free treatment. In the Broadband Spin-Off, record holders of Series A, Series B and Series C Liberty Media Corporation common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of Liberty Media Corporation common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares.

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

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K respectively; and Series A, Series B and Series C Liberty Media common stock traded or were quoted under the symbols LMCA/B/K, respectively. Shortly following the Second Closing (as defined below), the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock trade on the Nasdaq Global Select Stock Market and Series B Liberty Braves common stock is quoted on the OTC Markets. Series A and Series C Liberty Formula One common stock trade on the Nasdaq Global Select Market and the Series B Liberty Formula One common stock is quoted on the OTC Markets. Although the Second Closing (as defined below), and the corresponding tracking stock name and the ticker symbol change, were not completed until January 23 and January 24, 2017, respectively, historical information of the Liberty Media Group and Liberty Media common stock is referred to herein as the Formula One Group and Liberty Formula One common stock, respectively.

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

Additionally, as a result of the Recapitalization, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 are now convertible into cash based on the product of the conversion rate specified in the related indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty Media Corporation common stock was reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard to the Recapitalization-related adjustments to the outstanding Series A common stock warrants as well as the outstanding cash convertible note hedges and purchased call options.

On September 7, 2016, Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest in Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). Liberty’s interest in Delta Topco and by extension, in Formula 1, along with existing Formula 1 cash and debt (which are non-recourse to Liberty), are attributed to the Formula One Group.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Braves Group and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as SIRIUS XM, Formula 1 or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of a tracking stock are also not represented by separate boards of directors. Instead, holders of a tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

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

The Liberty Braves tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”): its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. Also upon the Recapitalization, Liberty had attributed to the Braves Group all liabilities arising under a note from Braves Holdings to Liberty, with total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. In June 2016, the $150 million outstanding under the Intergroup Note was repaid using proceeds from the previously described subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds from the subscription rights offering were attributed to the Braves Group. The Formula One Group holds an intergroup interest in the Braves Group.

The Liberty Formula One tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group (as of December 31, 2017): all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, a minority equity investment in Time Warner, Inc. (“Time Warner”), the recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2017. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed interest in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the board of directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. The intergroup interest will remain outstanding until the cancellation of the outstanding interest, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

* * * * *

Certain statements in this Annual Report on Form 10‑K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at SIRIUS XM; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; SIRIUS XM’s stock repurchase program; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; the expected benefits of the acquisition of Formula 1; the future financial performance of Formula 1’s business; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our businesses’ products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our businesses’ significant dependence upon automakers;
•	our businesses’ ability to attract and retain subscribers in the future is uncertain;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM’s satellites, could negatively impact our results and brand;
•	royalties for music rights have increased and may continue to do so in the future;
•	the outcome of any pending or threatened litigation or investigation;
•	availability of qualified personnel;
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

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

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

Formula 1

Braves Holdings, LLC

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

SIRIUS XM

SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus certain other features such as SiriusXM On Demand, over its Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services. SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. As of December 31, 2017, SIRIUS XM had approximately 32.7 million subscribers. Its subscribers include:

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

SIRIUS XM’s primary source of revenue is subscription fees, with most of its customers subscribing to annual, semi-annual, quarterly or monthly plans. SIRIUS XM offers discounts for prepaid longer-term subscription plans, as well as a multiple subscription discount. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as its weather, traffic and data services. SIRIUS XM provides traffic services to approximately 7.5 million vehicles.

SIRIUS XM’s satellite radios are primarily distributed through automakers; retailers; and through its website. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles, through which SIRIUS XM acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through marketing to owners and lessees of previously-owned vehicles that include factory-installed satellite radios that are not currently subscribing to its services. Satellite radio services are also offered to customers of certain rental car companies.

Acquisition and Investment Transactions in 2017

During the year ended December 31, 2017, SIRIUS XM entered into several strategic transactions.

Acquisition of Automatic Labs. On April 18, 2017, SIRIUS XM acquired Automatic Labs Inc., a connected vehicle device and mobile application company, for an aggregate purchase price of approximately $108 million, net of cash and restricted cash acquired.

Recapitalization of SIRIUS XM Canada. On May 25, 2017, SIRIUS XM completed a recapitalization of Sirius XM Canada Holdings Inc. (“SIRIUS XM Canada”), which is now a privately held corporation. SIRIUS XM now holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting power and equity interest held by two of SIRIUS XM Canada’s previous shareholders. See “SIRIUS XM Canada” for more information about this recapitalization.

Investment in Pandora Media, Inc. On September 22, 2017, Sirius XM completed a $480 million investment in Pandora Media, Inc. (“Pandora”). Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners. See “Pandora” for more information about this investment.

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

SIRIUS XM’s diverse spectrum of programming, including its lineup of exclusive material, is a significant differentiator from terrestrial radio and other audio entertainment providers. SIRIUS XM makes changes to its programming lineup from time to time as it strives to attract new subscribers and offer content which appeals to a broad range of audiences and to existing subscribers. The channel line-ups for its services are available at siriusxm.com.

Internet Radio Service

SIRIUS XM streams select music and non-music channels over the Internet. Its Internet radio service includes certain channels that are not available on its satellite radio service. Access to its Internet radio service is offered to subscribers for a fee. SIRIUS XM also offers applications to allow consumers to access its Internet radio service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

SiriusXM Internet Radio offers listeners enhanced programming discovery and the ability to connect with content currently playing across SIRIUS XM’s commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand. SiriusXM On Demand offers its Internet radio subscribers the ability to choose their favorite episodes from a catalog of content whenever they want.

SIRIUS XM is developing significant enhancements to its Internet radio service. These enhancements will include a substantial redesign of SIRIUS XM’s mobile app and are expected to be introduced in 2018. The redesign of SIRIUS XM’s Internet radio service will include, among other things, additional functionality, video streaming, content discovery and other features designed to increase consumer engagement with SIRIUS XM’s Internet radio product.

360L

In 2018, SIRIUS XM is introducing a user interface, which SIRIUS XM calls “360L” that combines SIRIUS XM’s satellite and Internet services into a single, cohesive in-vehicle entertainment experience. 360L will allow SIRIUS XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage of SIRIUS XM’s satellite infrastructure and low delivery costs with the two-way communication capability of a wireless Internet service to provide consumers seamless access to SIRIUS XM’s content, including SIRIUS XM’s live channels, on demand service and even more personalized music services. The wireless Internet connection included in 360L will enable enhanced search and recommendations functions, making discovery of SIRIUS XM’s content in the vehicle easier than ever. 360L will also allow consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and is expected to eventually provide SIRIUS XM important data to better enable it to understand how subscribers use SIRIUS XM’s service and how it can more effectively market its service to consumers.

Distribution of Radios

Automakers. SIRIUS XM distributes satellite radios through the sale and lease of new vehicles. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States. Most automakers include a subscription to SIRIUS XM’s radio service in the sale or lease of their new vehicles. In certain cases, SIRIUS XM receives subscription payments from automakers in advance of the activation of its service. SIRIUS XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive SIRIUS XM’s service. SIRIUS XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

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

Retail. SIRIUS XM sells satellite radios directly to consumers through its website. Satellite radios are also marketed and distributed through national, regional and internet retailers, such as amazon.com.

SIRIUS XM’s Satellite Radio Systems

SIRIUS XM’s satellite radio systems are designed to provide clear reception in most areas of the continental United States despite variations in terrain, buildings and other obstructions. SIRIUS XM continually monitors its infrastructure and regularly evaluates improvements in technology.

SIRIUS XM’s satellite radio systems have three principal components: satellites, terrestrial repeaters and other satellite facilities; studios; and radios.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites. SIRIUS XM provides its service through a fleet of five orbiting geostationary satellites, two in the Sirius system, FM‑5 and FM‑6, and three in the XM system, XM‑3, XM‑4 and XM‑5. SIRIUS XM’s XM‑5 satellite serves as a spare for both the XM and Sirius systems.

SIRIUS XM has entered into agreements for the design, construction and launch of two new satellites, SXM‑7 and SXM‑8, which it plans to launch into geostationary orbits in 2019 and 2020, respectively, as replacements for XM‑3 and XM‑4.

Satellite Insurance. SIRIUS XM has procured insurance for SXM‑7 and SXM‑8 to cover the risks associated with each satellite’s launch and first year in orbit. SIRIUS XM does not have insurance policies covering its in-orbit satellites, as SIRIUS XM considers the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from SIRIUS XM’s satellites may be blocked and reception of satellite signals can be adversely affected. In other areas with a high density of next generation wireless systems, SIRIUS XM’s service may experience interference. In many of these areas, SIRIUS XM has deployed terrestrial repeaters to supplement and enhance its signal coverage and in many other areas, SIRIUS XM is planning to deploy additional repeaters to reduce interference. SIRIUS XM operates over 1,000 terrestrial repeaters across the United States as part of its systems.

Other Satellite Facilities. SIRIUS XM controls and communicates with its satellites from facilities in North America. Its satellites are monitored, tracked and controlled by a third party satellite operator.

Studios

SIRIUS XM’s programming originates from studios in New York City and Washington, D.C., and, to a lesser extent, from smaller studios in Los Angeles, Nashville and a variety of venues across the country. SIRIUS XM’s corporate headquarters are based in New York City. Both its New York City and Washington D.C. offices house facilities for programming origination, transmission and personnel.

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

Connected Vehicle Services

SIRIUS XM also provides connected vehicle services. SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. SIRIUS XM offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicle diagnostics and stolen or parked vehicle locator services. SIRIUS XM’s connected vehicle business provides services to several automakers and directly to consumers through aftermarket devices.

Subscribers to SIRIUS XM’s connected vehicle services are not included in its subscriber count or subscriber-based operating metrics.

Other Services

Commercial Accounts. SIRIUS XM’s programming is available for commercial establishments. Commercial subscription accounts are available through providers of in-store entertainment solutions and directly from SIRIUS XM. Commercial subscribers are included in SIRIUS XM’s subscriber count.

Satellite Television Service. Certain of SIRIUS XM’s music channels are offered as part of select programming packages on the DISH Network satellite television service. Subscribers to the DISH Network satellite television service are not included in SIRIUS XM’s subscriber count.

Subscribers to the following services are not included in SIRIUS XM’s subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to SIRIUS XM services:

Travel Link. SIRIUS XM offers Travel Link, a suite of data services that includes graphical weather, fuel prices, sports schedules and scores, and movie listings.

Real Time Traffic Services. SIRIUS XM offers services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.

Real Time Weather Services. SIRIUS XM offers several real-time weather services designed for improving situational awareness in vehicles, boats and planes.

SIRIUS XM Canada

In 2017, SIRIUS XM completed a recapitalization of SIRIUS XM Canada (the “Sirius XM Canada Transaction”) which is now a privately held corporation. SIRIUS XM holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting and equity interests held by two of SIRIUS XM Canada’s previous shareholders.

The total consideration from SIRIUS XM to SIRIUS XM Canada, excluding transaction costs, was $308.5 million, which included $129.7 million in cash. SIRIUS XM issued 35 million shares of its common stock with an aggregate value of $178.9 million to the holders of the shares of SIRUS XM Canada acquired in the Sirius XM Canada Transaction. SIRIUS XM received common stock, non-voting common stock and preferred stock of Sirius XM Canada.

In connection with the Sirius XM Canada Transaction, SIRIUS XM also made a contribution in the form of a loan to SIRIUS XM Canada in the aggregate amount of $130.8 million. The loan is denominated in Canadian dollars, has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to SIRIUS XM Canada’s failure to maintain specified leverage ratios. The terms of the loan require SIRIUS XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10 million at the last day of the financial year if all target dividends have been paid in full.

In connection with the Sirius XM Canada Transaction, SIRIUS XM also entered into a Services Agreement and an Advisory Services Agreement with SIRIUS XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 25% of its gross revenue on a monthly basis through December 31, 2021 and 30% of its gross revenue on a monthly basis thereafter. Pursuant to the Advisory Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 5% of its gross revenue on a monthly basis. These agreements superseded and replaced the former agreements between SIRIUS XM Canada and its predecessors and SIRIUS XM.

As of December 31, 2017, Sirius XM Canada had approximately 2.8 million subscribers. Sirius XM Canada’s subscribers are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

Pandora

On September 22, 2017, a subsidiary of SIRIUS XM completed a $480 million investment in newly issued Series A convertible preferred stock of Pandora (the “Series A Preferred Stock”). The Series A Preferred Stock, including accrued but unpaid dividends, represents an approximate 19% interest in Pandora’s currently outstanding common stock and an approximate 16% interest on an as-converted basis.

The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017.

The investment includes a mandatory redemption feature on any date from and after September 22, 2022 and therefore the financial instrument has been treated as a debt security. As the investment includes a conversion option, SIRIUS XM has elected to account for this investment under the fair value option. Any gains (losses) associated with the change in fair value will be recognized in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

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

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights LLC (“GMR”) have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. SIRIUS XM has arrangements with ASCAP, SESAC and GMR, and is in negotiations with BMI for a new agreement. If SIRIUS XM is unable to reach an agreement with BMI, a court will determine the royalty SIRIUS XM will be required to pay BMI. The changing market for musical works may have an adverse effect on SIRIUS XM, including increasing its costs or limiting the musical works available to SIRIUS XM. To secure the rights to stream music content over the Internet, including to mobile devices, SIRIUS XM also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and sound recordings. SIRIUS XM has arrangements with ASCAP, SESAC and GMR to license the musical compositions it streams over the Internet and are in negotiations with BMI for a new agreement.

Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, Inc. (“SoundExchange”), an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM may negotiate royalty arrangements with the owners of sound recordings fixed after February 15, 1972, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress.

On December 14, 2017, the CRB issued its determination regarding the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over its satellite radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period starting on January 1, 2018 and ending on December 31, 2022. Under the terms of the CRB’s decision, SIRIUS XM is required to pay a royalty of 15.5% of gross revenue, subject to exclusions and adjustments, for the five year period. The rate for 2017 was 11.0%.

The rates and terms permit SIRIUS XM to reduce the payment due each month by the percentage of SIRIUS XM’s transmissions of recordings that are directly licensed from copyright owners and the percentage of transmissions that comprise recordings fixed before February 15, 1972, which recordings are not subject to the Copyright Act. The revenue subject to royalty includes subscription revenue from SIRIUS XM’s U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things:

•

monies or other consideration attributable to the sale and/or license of equipment and/or other technology, including but not limited to bandwidth, sales of devices that receive SIRIUS XM’s satellite radio services and any shipping and handling fees therefor;

•	royalties paid to SIRIUS XM for intellectual property rights;
•	sales and use taxes;
•	credit card, invoice, activation, swap and early termination fees charged to subscribers and reasonably related to the expenses to which they pertain;
•	bad debt expense; and

•

revenue attributable to SIRIUS XM’s current and future data services offered for a separate charge (such as weather, traffic, destination information, messaging, sports scores, stock ticker information, extended program associated data, video and photographic images, and such other telematics and/or data services as may exist from time to time); channels, programming, products and/or other services offered for a separate charge where such channels use only incidental performances of sound recordings; channels, programming, products and/or other services provided outside of the United States; and channels, programming, products and/or other services for which the performance of the recordings is exempt from any license requirement or is separately licensed, including by a statutory license.

Once the CRB has considered any rehearing motions and responses to such motions, and provided the Register of Copyrights with sixty days to review the determination for any legal error, the Librarian of Congress will publish the final determination in the Federal Register. The parties will have thirty days from that publication to appeal the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

The licensing of certain sound recordings fixed after February 15, 1972 for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB. In 2017, SIRIUS XM paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.0022. In accordance with the CRB’s 2016 decision, this royalty rate increased in 2018 to $0.0023 per subscription performance and may increase further through 2020 based on changes in the consumer price index.

SIRIUS XM’s rights to perform certain copyrighted sound recordings that were fixed after February 15, 1972 are governed by United States federal law, the Copyright Act. In contrast, SIRIUS XM’s rights to perform certain sound recordings that were fixed before February 15, 1972 are governed by state law. During 2015 and 2016, SIRIUS XM settled suits with copyright owners for almost all of the pre-1972 sound recordings SIRIUS XM uses.

Trademarks

SIRIUS XM registered, and intends to maintain, the trademarks “Sirius”, “XM”, “SiriusXM” and “SXM” with the United States Patent and Trademark Office in connection with the services it offers. SIRIUS XM is not aware of any material claims of infringement or other challenges to its right to use the “Sirius”, “XM”, “SiriusXM” or “SXM” trademarks in the United States. SIRIUS XM also has registered, and intends to maintain, trademarks for the names of certain of its channels. SIRIUS XM has also registered the trademarks “Sirius”, “XM” and “SiriusXM” in Canada. SIRIUS XM has granted a license to use certain of its trademarks in Canada to SIRIUS XM Canada.

Formula 1

Formula 1 holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. For 2017, 20 Events took place in 20 countries across Europe, Asia-Pacific, the Middle East and North and South America. In 2017, the World Championship was followed by hundreds of millions of television viewers in over 200 territories, and Formula 1’s largest Events have hosted live audiences in excess of 300,000 on race weekends, such as the British Grand Prix at the Silverstone circuit and the Mexican Grand Prix at the Autodromo Hermanos Rodriguez. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration, in the course of which it coordinates and transacts with the Fédération Internationale de l’Automobile (“FIA”), the governing body for world motor sport, the Teams, the race promoters that stage Events, various media organizations worldwide as well as advertisers and sponsors. Formula 1 also controls activities related to critical components of the World Championship, including filming Events, production of the international television feed and transport of its and the Teams’ equipment, ensuring high quality and reducing delivery risk around the World Championship.

Formula 1 also generates revenue from a variety of other sources, including the operation of the Formula 1 Paddock Club hospitality program (the “Paddock Club”) at most Events, freight, logistical and travel related services for the Teams and other third parties, the F2 and GP3 race series, which run principally as support races during Event weekends, television production and post-production and other licensing of the commercial rights associated with Formula 1, for example in connection with video games.

Sources of Revenue

Formula 1’s revenue from race promotion, broadcasting, advertising and sponsorship arrangements and other comprised 34.1%, 33.7%, 15.3% and 16.9% respectively, of Formula 1’s total revenue for the year ended December 31, 2017 and 36.4%, 32.7%, 14.6% and 16.3%, respectively, of Formula 1’s total revenue for the year ended December 31, 2016 . A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. Formula 1 recognizes the majority of its revenue and expenses in connection with Events that take place in different countries around the world throughout the year. The Events generally take place between March and November each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

Race Promotion. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of five to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year.

Race promoters are generally circuit owners, local and national automobile clubs, special event organizers or governmental bodies. Race promoters generate revenue from ticket sales and sometimes from concessions, merchandising and secondary hospitality offerings (other than the Paddock Club). Tickets are sold by the promoters for the entire Event weekend or individual days.

Broadcasting. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. These contracts, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s broadcasting revenue is generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); and (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”). In 2017, Formula 1 had 14 free-to-air television agreements, eight pay television agreements and 32 agreements covering both free-to-air and pay television. Formula 1’s key broadcasters include Channel 4 (free-to-air television) and Sky (pay television) in the United Kingdom, RTL (free-to-air television) in Germany, Sky Italia (pay television) in Italy, Movistar (pay television) in Spain, Fox Sports (pay television) in Pan Latin America, Canal+ (pay television) in France, Globo (free-to-air television) in Brazil, ESPN (pay television) in the United States, Fox Sports (pay television) in Pan Asia and beIn Sports (pay television) in the Middle East.

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

Other Revenue. Formula 1 also generates revenue from a variety of other sources including the operation of the Paddock Club race-based corporate hospitality program at most Events, freight and related logistical and travel services, support races at Events (either from the direct operation of the F2 and GP3 series which are owned by Formula 1 or from the licensing of other third party series or individual race events), various television production and post-production activities, and other Formula 1 ancillary operations.

FIA and the Teams

Formula 1’s business is built on a number of key relationships—those with the FIA, the Teams and Formula 1’s principal commercial partners. See “—Key Commercial Agreements” below for more information about Formula 1’s relationships with the FIA and the Teams.

FIA

The FIA is the governing body for world motor sport and as such, is solely responsible for regulating the sporting, technical and safety aspects of the World Championship, including race circuits to be used by race promotors, through the FIA’s F1 Commission and World Motor Sport Council. The FIA regulates all international motor sports, with the World Championship being the most prominent. The FIA owns the World Championship and has granted Formula 1 the exclusive commercial rights to the World Championship until the end of 2110 under the 100-Year Agreements. In addition, the FIA, through its World Motor Sport Council, approves the calendar for the World Championship each year based on the agreed race promotor contracts for the coming season. Under the 100-Year Agreements, Formula 1 is only permitted to enter into race promotion contracts that are substantially in the form agreed between Formula 1 and the FIA.

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2017 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Honda. Under the terms of the Current Concorde Arrangements (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the cost to race in the World Championship. They receive Team payments from Formula 1 (principally a share in the Prize Fund) as well as sponsorship and advertising revenue from their own partners. The Current Concorde Arrangements between Formula 1, the FIA and the Teams defines the terms of the Team’s participation in the World Championship (for further detail on these arrangements, see “—Key Commercial Agreements—Current Concorde Arrangements” below.)

Drivers

One of the distinctive features of the World Championship is the celebrity and diversity of its drivers. Differences in nationalities, temperaments and racing styles form part of the attractive mosaic of Formula 1. The success of a local driver also impacts the television viewership and revenue generated from that country or region. World Champions from Germany (Vettel), Spain (Alonso) and the United Kingdom (Hamilton) have helped grow and sustain the Formula 1 business in those countries. For this reason, Formula 1 encourages the development of drivers from other strategic markets. F2 and GP3 provide the training ground and stepping stones to Formula 1 for these drivers. All drivers are employed or contracted by the Teams and have no contractual relationship with Formula 1.

Key Commercial Agreements

100-Year Agreements

Under the 100-Year Agreements entered into by Formula 1 and the FIA in 2001, Formula 1 was granted an exclusive license with respect to all of the commercial rights to the World Championship, including its trademarks. This license, which took effect on January 1, 2011 and expires on December 31, 2110, maintains Formula 1’s exclusive commercial rights to the World Championship which Formula 1 held under previous agreements with the FIA.

The 100-Year Agreements also provide that Formula 1 may appoint a representative to the FIA, subject to the FIA’s approval, and that person will be a member of the FIA’s F1 Commission and World Motor Sport Council. The FIA may terminate the 100-Year Agreements and Formula 1’s exclusive license upon a change of control of Formula 1, unless either the FIA previously approved the transaction or the transaction falls within one of a number of exceptions. Formula 1 obtained the FIA’s approval of its acquisition by Liberty in January 2017 under the 100-Year Agreements.

In addition, the FIA may terminate Formula 1’s license if (i) certain Delta Topco subsidiaries party to the 100-Year Agreements become insolvent; (ii) Formula 1 fails to pay an amount due to the FIA and such non-payment is not cured within 30 days of FIA’s demand for payment; (iii) arbitrators declare that Formula 1 materially breached the 100-Year Agreements and Formula 1 has not paid to the FIA certain penalties to cure such breach; or (iv) Formula 1 changes or removes certain of the FIA’s rights without its prior consent.

Current Concorde Arrangements

From 1981 until 2012, successive Concorde Agreements governed the relationship between Formula 1, the FIA and the Teams, including the regulation of the World Championship. After the previous Concorde Agreement expired on December 31, 2012, Formula 1 entered into a separate binding agreement with each Team (the “Team Agreements”), securing the relevant Team’s commitment to continue participating in the World Championship until December 31, 2020. In addition, Formula 1 entered into the 2013 Concorde Implementation Agreement with the FIA in 2013. The 2013 Concorde Implementation Agreement, in addition to making certain modifications to the 100-Year Agreements for the period to end 2030, provides that the FIA agrees to provide certain sporting governance arrangements and regulatory safeguards for the benefit of the Teams, to enter into a new Concorde Agreement for a term of eight years (from 2013 to 2020) reflecting those sporting governance arrangements and regulatory safeguards and to enter into a subsequent Concorde Agreement from 2021 to 2030 or to extend the sporting governance arrangements or regulatory safeguards agreed under the 2013 Concorde Implementation Agreement on substantially the same terms from 2021 to 2030. The Team Agreements and the 2013 Concorde Implementation Agreement (collectively, the “Current Concorde Arrangements”) together provide the contractual framework for the World Championship that was previously set out in the Concorde Agreements.

Under the Current Concorde Arrangements, among other things, the Teams agree to participate in the World Championship during the term of the Current Concorde Arrangements and Formula 1 agrees to make certain Prize Fund payments to them based on their performance in the Constructors’ Championship and other principles (such as success, heritage and longevity in Formula 1) and measures of performance selected by Formula 1.

Team Agreements

As discussed above, Formula 1 and each of the Teams have entered into separate Team Agreements that establish a Prize Fund, establish procedures for setting the World Championship calendar, give the Teams the right to nominate and, in some cases, appoint directors to Delta Topco’s board, and provide for certain termination rights. The Team Agreements establish the Prize Fund to be paid to the Teams that is funded with a certain percentage of Formula 1’s Prize Fund Adjusted EBITDA (defined by Formula 1 as operating profit adjusted to exclude certain specific, and largely non-cash items) plus additional amounts that Formula 1 expects to range from $120 million to $175 million. The majority of the Prize Fund is paid to individual Teams based on their results in prior Constructors’ Championships, and the balance paid to Teams that have achieved certain milestones based on Formula 1’s principles and measures of performance. Under the Team Agreements, the consent of a majority of certain Teams is required if there are more than 20 Events in a season or more than 17 Events are held in a season and the number of Events that are held outside Europe, the US or Canada exceeds 60% or more of the total number of Events in that season.

The Team Agreements with McLaren and Mercedes grant the corporate parent of each of those Teams (McLaren Technology Group Limited and Daimler AG, respectively) the right to appoint a team director (a “Team Director”) until December 31, 2020 or the termination of the relevant Team Agreement, if earlier. Ferrari has an equivalent right, pursuant to a provision contained in all Team Agreements granting that right to the longest standing Team that has competed in the World Championship for the greatest number of seasons since 1950. Each of McLaren Technology Group Limited, Daimler AG and Ferrari has exercised the relevant right and appointed a Team Director. Ferrari’s Team Director is also entitled to be a member of Delta Topco’s Audit and Ethics and Nomination Committees. In addition, the Teams have certain consultation rights with respect to the appointment of two independent non-executive directors to Delta Topco’s board of directors, although Delta Topco does not require the consent of the Teams with respect to any such appointment.

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

Circuit Rights Agreements

Under circuit rights agreements (the “Circuit Rights Agreements”), Formula 1 acquires from race promoters certain rights to commercially exploit the Events, including the rights to sell trackside and “official supplier” advertising and title sponsorship, a space in which to operate the Paddock Club (other than at three Events) and commercial use of the name of the Event and circuit. In a few cases a cash payment is made for the grant of these circuit rights and in others Formula 1 offers a commission or share of revenue to a race promoter where they have been instrumental in introducing a new sponsor from its territory that purchases a title sponsorship or trackside advertising. Circuit Rights Agreements typically have a term that is tied to the relevant race promoter contract.

Intellectual Property

Formula 1 is the registered owner of a portfolio of trade mark registrations and applications, including for the F1 logo, the World Championship logo (which is used only in sporting contexts), “Formula One”, “Formula 1”, “F1” and “Grand Prix” when used in connection with any of the aforementioned and most of the official Event titles where they are capable of registration.

Formula 1 owns the copyright on footage of each Event since 1981. Ownership of this copyright enables Formula 1 to license that footage to broadcasters and to take legal action against infringers of that copyright. Under the Current Concorde Arrangements, Formula 1 also has the exclusive right, subject to limited exceptions, to use each Team’s intellectual property rights (including image rights) to portray the World Championship and/or any Event in any visual form.

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

Strategy

Formula 1’s goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

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

•	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets; and
•	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership

Braves Holdings, LLC

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Major League Baseball (“MLB”) club the Atlanta Braves and certain assets and liabilities associated with the Braves’ stadium and Braves Holdings’ Development Project and as described in “Facilities” below. We acquired the Braves from Time Warner in 2007.

Business Operations

Braves Holdings derives revenue from both local and national sources. Team revenue includes revenue from ticket sales, broadcasting rights, shared revenue collected and distributed by MLB, merchandise sales, minor league teams, revenue sharing arrangements and other sources. Revenue related to the Braves’ facilities includes corporate sales and naming rights, concessions, advertising, suites and premium seat fees, parking and publications. Ticket sales and broadcasting rights are the team’s primary revenue drivers. Revenue is seasonal, with the majority of revenue recognized during the second and third quarters, which aligns with the baseball season.

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of broadcasting rights to the Braves’ baseball games. Each MLB club has the right to authorize the television broadcast within its home television territory of games in which it participates, subject to certain exceptions. The Braves have long-term local broadcasting agreements with Sportsouth Network II, LLC, the owner and operator of the SportSouth video programming service (“Fox SportSouth”). Nationally, the Braves participate in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 MLB clubs with ESPN, TBS, Fox and SIRIUS XM (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the “MLB Rules and Regulations”), the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. Each MLB club also has the right to authorize radio broadcast, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the second largest radio affiliate network in MLB, with 122 local radio station affiliates broadcasting Braves games across the Southeast (the “Braves Radio Network”).

Ticket Sales. The Braves offer single game tickets, as well as various season ticket packages. The per-ticket average price of 2017 full-season ticket plans ranged from $7 to $225, depending upon the seating area. In 2012, the Braves instituted a variable pricing strategy to help eliminate the perceived difference in value for certain games, which was often exploited in the secondary market. The club created six pricing tiers per seat, based upon various factors including the day of the week, date and opposing team. The Braves have also begun to encourage fans to use digital ticketing, which allows the club to track important data, put parameters on resales, and provide paperless benefits to its consumers.

Advertising and Corporate Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising and promotional opportunities at SunTrust Park. Advertising space is available on the main scoreboard, elsewhere throughout each ballpark and in programs sold at each game. The Braves also enter into long-term licensing agreements for advertising rights with respect to various suites and hospitality spaces. The Braves’ marketing department works closely with the club’s sponsors to offer contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the club allows the Braves name and logo to be used in connection with certain local promotional activities. The Braves also coordinate advertising placement through the Braves Radio Network, and has a cross-promotional sponsorship and marketing agreement with Fox SportSouth.

Player Contracts and Salaries. The Collective Bargaining Agreement (the “CBA”) requires MLB clubs to sign players using the Uniform Player’s Contract. The minimum Major League contract salary for players during the 2017 season under the CBA was $535,000. If a player is injured or terminated by the team for lack of skill during the regular season, he is entitled to all of his salary under the contract for the remainder of the year. Contracts may cover one year or multiple years, but generally under multi-year contracts a player’s salary is guaranteed even if the contract is terminated by the team, or if the player dies or becomes ill, during the term of the contract. The Braves are not required to pay the remaining contract salaries of players who resign or refuse to play.

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

Player Development. The Braves are associated with six minor league teams located in the United States, five of which are owned by Braves Holdings. The club’s minor league affiliates are detailed below:

Team	Class	League	Location
Gwinnett Stripers	AAA	International League	Lawrenceville, GA
Mississippi Braves	AA	Southern League	Pearl, MS
Florida Firefrogs*	A Adv.	Florida State League	Kissimmee, FL
Rome Braves	A	South Atlantic League	Rome, GA
Danville Braves	R	Appalachian League	Danville, VA
GCL Braves	R	Gulf Coast League	Lake Buena Vista, FL

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

Facilities

SunTrust Park. Effective for the 2017 season, the Braves relocated to a new ballpark in Cobb County, Georgia. Braves Holdings (or its affiliates) has exclusive operating rights to the facility via a Stadium Operating Agreement with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings,

through a wholly-owned subsidiary, purchased 82 acres of land (of which Braves Holdings (or its affiliates) has retained title to all but the portion of the parcel underlying the ballpark) for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. The total cost of the ballpark was approximately $722 million, of which approximately $392 million was funded by a combination of Cobb County, the Cumberland Improvement District and the Authority and approximately $330 million was funded by Braves Holdings. Funding for ballpark initiatives by Braves Holdings has come from cash on hand and various debt instruments, as detailed in note 10 to the accompanying consolidated financial statements.

In addition, Braves Holdings, through affiliated entities and third party development partners, is in the process of developing the land around the ballpark for a mixed-use complex that features retail, residential, office, hotel and entertainment opportunities. The estimated cost for the mixed-use development, known as The Battery Atlanta, is approximately $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $470 million through a mix of approximately $200 million in equity and $270 million of new debt. See note 10 to the accompanying consolidated financial statements for debt information related to the mixed-use development.

We believe SunTrust Park is an industry-leading sports complex spanning approximately 1,100,000 square feet, with 41,200 seats, including 30 suites and 4,200 premium seats, multiple hospitality clubs and retail merchandise venues. The stadium also features concessions and restaurant spaces, administrative offices for team operations, sales and marketing, as well as a ticket office, team clubhouse and training rooms.

Champion Stadium. Champion Stadium in Lake Buena Vista, Florida is the Braves’ spring training facility, and the playing facility of the Braves’ Rookie League affiliate GCL Braves. The stadium is part of the ESPN Wide World of Sports Complex at Walt Disney World Resort, and features four luxury sky boxes and more than 9,500 seats. The Braves signed a 20-year lease agreement for the complex in 1997, which will expire after the last day of spring training in 2019. The club receives limited use of the stadium, four practice fields, a half-sized infield, clubhouse, temporary clubhouse space for minor league players and office space for both year-round and spring training operations. The club has reached an agreement with Sarasota County, City of North Port, Florida and West Villages Improvement District to relocate its spring training and related operation for 2019.  The club will operate and maintain a stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field and batting cages.

As the owner of a MLB franchise, Braves Holdings must comply with rules promulgated by the Commissioner of Baseball (the “Commissioner”) and MLB’s constitution and bylaws. Each franchise is required to share locally derived revenue with the other MLB franchises and their owners through MLB’s revenue sharing plan. Under MLB Rules and Regulations, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from National Broadcast Rights, national sponsorships and licensing deals, and the MLB All-Star Game) to the clubs, and funds certain expenses (such as contributions to the MLB Players Benefit Plan, administrative and operational expenses of the BOC, a reserve fund for the BOC, and administrative expenses of the MLB Central Fund) on behalf of the MLB franchises. Each MLB franchise’s share of the MLB Central Fund, following certain adjustments which are made under the MLB revenue share arrangements, is paid to each MLB franchise by the end of each year, unless otherwise determined by the Commissioner. Also under the MLB Rules and Regulations, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB’s interactive media and internet company which runs MLB’s official website and all of the MLB teams’ websites.

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. Live Nation has four business segments: Concerts, Sponsorship & Advertising, Ticketing and Artist Nation.

Live Nation’s Business Segments

Concerts. Live Nation’s Concerts segment principally involves the global promotion of live music events in its owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. During 2017, Live Nation’s Concerts business generated approximately $7.9 billion, or approximately 76%, of Live Nation’s total revenue. Live Nation promoted over 29,500 live music events in 2017, including artists such as U2, Coldplay, Guns N’ Roses, Metallica, Bruno Mars and Depeche Mode and through festivals such as Austin City Limits, Lollapolooza, Electric Daisy Carnival, BottleRock, Rock Werchter and Reading. While its Concerts segment operates year-round, Live Nation generally experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Sponsorship & Advertising. Live Nation’s Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through its concert, venue, festivals and ticketing assets, including advertising on Live Nation websites. Live Nation drives increased advertising scale to further monetize its concerts platform through rich media offerings including advertising associated with live streaming and music-related content. Live Nation works with its corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. Live Nation also develops, books and produces custom events or programs for its clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2017, the Sponsorship & Advertising business generated $445 million, or approximately 4%, of Live Nation’s total revenue. Live Nation typically experiences higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with its outdoor venues and festivals which are primarily used or occur from May through October.

Ticketing. Live Nation’s Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fee, or “service charge” for its services. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2017, Live Nation sold 60%, 33%, 5% and 2% of primary tickets through these channels, respectively. Live Nation’s Ticketing segment also manages its online activities including enhancements to its websites and product offerings. During 2017, the Ticketing business generated approximately $2.1 billion, or approximately 21% of Live Nation’s total revenue, which excludes the face value of tickets sold. Through all of its ticketing services, Live Nation sold 206 million tickets in 2017 on which Live Nation was paid fees for its services. In addition, Live Nation sold approximately 292 million tickets in total using its Ticketmaster systems, through season seat packages and its venue clients’ box offices, for which Live Nation does not receive a fee. Live Nation’s ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.

Terms of Live Nation Investment

At December 31, 2017, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 34% of the issued and outstanding shares as of December 31, 2017.

Under our stockholders agreement with Live Nation, we have the right to nominate two directors (one of whom must qualify as an independent director) to the Live Nation board of directors, currently comprised of 12 directors, for so long as our ownership interest provides us with not less than 5% of the total voting power of Live Nation’s equity securities. We also have the right to cause one of our nominees to serve on the audit committee and the compensation committee of the board, provided they meet the independence and other qualifications for membership on those committees. Live Nation has waived the director independence requirement with respect to our nominees to the Live Nation board of directors, and we have waived our right to cause one of our nominees to serve on the audit and compensation committees of the board.

We have agreed under the stockholders agreement not to acquire beneficial ownership of Live Nation equity securities that would result in our having in excess of 35% of the voting power of Live Nation’s equity securities. That percentage is subject to decrease for specified transfers of our Live Nation stock. We have been exempted from the restrictions on business combinations set forth in Section 203 of the Delaware General Corporation Law, and Live Nation has agreed in the stockholders agreement not to take certain actions that would materially and adversely affect our ability to acquire Live Nation securities representing up to 35% of the voting power of Live Nation’s equity securities.

Other Minority Investments

We also own a portfolio of minority equity investments in publicly traded media companies, including Time Warner (NYSE: TWX). These are assets that were acquired mostly in tax-efficient transactions and are currently held as non-core assets. In the past we have entered into swaps, exchangeable debentures, and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.

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

Any assignment or transfer of control of SIRIUS XM’s FCC licenses must be approved by the FCC. The FCC’s order approving the merger of SIRIUS XM’s wholly-owned subsidiary, Vernon Merger Corporation, with and into its wholly-owned subsidiary, XM Satellite Radio Holdings Inc., in July 2008 (the “Merger”) requires SIRIUS XM to comply with certain voluntary commitments it made as part of the FCC Merger proceeding. SIRIUS XM believes it complies with those commitments.

In 1997, SIRIUS XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS XM’s FCC licenses for its Sirius system satellites expire in 2022 and 2025. SIRIUS XM’s FCC licenses for its XM satellites expire in 2018, 2021 and 2022. SIRIUS XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant licenses for any replacement satellites.

In some areas SIRIUS XM has installed terrestrial repeaters to supplement its satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted SIRIUS XM a license through 2027 to operate its repeater network.

In certain cases, SIRIUS XM obtains FCC certifications for satellite radios, including satellite radios that include FM modulators. SIRIUS XM believes its radios that are in production comply with all applicable FCC rules.

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

Changes in law or regulations relating to communications policy or to matters affecting SIRIUS XM’s services could adversely affect its ability to retain its FCC licenses or the manner in which SIRIUS XM operates.

Competition Laws and Formula 1

The operations and business of Formula 1 are subject to European and national competition laws which require Formula 1 at all times to ensure its business practices and agreements are consistent with the operation of competitive markets. Following an investigation by the EC into the commercialization of Formula 1 and related agreements in 1999, Formula 1 modified certain of its business practices and changed the terms of a number of its commercial contracts with Teams, broadcasters, promoters and the FIA. In October 2001, the European Commission (the “EC”) issued two comfort letters to Formula 1 stating that it was no longer under investigation. Comfort letters are not binding on the EC and if it believes that there has been a material change in circumstances, further enforcement action could be taken. The EC issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing the 2001 comfort letters and that it had ended its monitoring of Formula 1’s compliance.

Competition

SIRIUS XM faces significant competition for both listeners and advertisers in its satellite radio business, including from providers of radio or other audio services. SIRIUS XM’s services compete with traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for SIRIUS XM’s subscription services and, by offering free broadcasts, it may impose limits on what SIRIUS XM can charge for its services. Several traditional radio companies own large numbers of radio stations or other media properties. SIRIUS XM also faces competition from Internet-based competitors, which often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major online providers make high fidelity digital streams available through the Internet for free or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization, and allow the user to access large libraries of content. For some consumers, these services compete directly with SIRIUS XM’s services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, nearly all automakers have deployed integrated multimedia systems in dashboards, including in many cases Apple CarPlay and Android Auto. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications. Internet radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems may enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles. SIRIUS XM also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with SIRIUS XM’s services now or that could compete with those services in the future. A number of providers compete with SIRIUS XM’s traffic services. In-dash navigation is threatened by smartphones that provide data services through a direct vehicle interface. Most of these smartphones offer GPS mapping with sophisticated data-based turn-by-turn navigation. SIRIUS XM’s connected vehicle services business operates in a highly competitive environment and competes with several providers, including Verizon Telematics, as well as products being developed by automakers for their vehicles. OnStar, a division of General Motors (“GM”), also offers connected vehicle services in GM vehicles. Sirius XM also competes with wireless devices such as mobile phones. SIRIUS XM competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and systems customization, scope of service, industry experience, past performance and price.

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

Braves Holdings faces competition from many alternative forms of leisure entertainment. During the baseball season, Braves Holdings competes with other sporting and live events for game day attendance, which is integral to Braves Holdings’ ticket, concession and souvenir sales revenue. The broadcasting of the Atlanta Braves’ games, which is another significant source of revenue for Braves Holdings, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, online activities, movies and other forms of news and information. In addition, Braves Holdings competes with the other MLB teams for a limited pool of player, coaching and managerial talent. This talent contributes to the Atlanta Braves’ record and league standings, which are critical components of Braves Holdings’ competitiveness.

Live Nation faces competition in the live music industry, in attracting touring artists to the venues it owns and operates and from ticketing services primarily through online channels but also through phone, outlet and box office channels. Competition in the live entertainment industry is intense. Live Nation believes that it competes primarily on the basis of its ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. It believes that its primary strengths include the quality of service delivered to its artists, fans, ticketing clients and corporate sponsors, its track record in promoting and producing live music events and tours both domestically and internationally, artist relationships, its global footprint, ticketing software and services, its ecommerce site and associated database, diverse distribution platform (venues), the scope and effectiveness in its expertise of advertising and sponsorship programs and its financial stability.

Employees

As of December 31, 2017, we had 85 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 4,308 full and part-time employees. We believe that our employee relations are good.

(d) Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 18 to our consolidated financial statements found in Part II of this report.

(e) Available Information

All of our filings with the SEC, including our Form 10‑Ks, Form 10‑Qs and Form 8‑Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Media Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772‑1518.

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

Risks Relating to our Company, as a Whole

The historical financial information of the Liberty SiriusXM Group, the Braves Group and the Formula One Group included in this Annual Report on Form 10‑K may not necessarily reflect their results had they been separate companies.

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

At December 31, 2017, our only wholly owned consolidated subsidiaries are Braves Holdings and Formula 1. Braves Holdings, due to its size and nature, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco. In addition, although we consolidate SIRIUS XM, we do not have ready access to the cash flow of SIRIUS XM due to SIRIUS XM being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our available for sale securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2017, we had approximately $3.0 billion principal amount of corporate-level debt outstanding, consisting of $1 billion outstanding under our 1.375% cash convertible senior notes due 2023, $450 million outstanding under our 1% cash convertible senior notes due 2023, $445 million outstanding under our 2.25% exchangeable senior debentures due 2046, $350 million on a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Formula One Group, $35 million of other obligations and $750 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM Group. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including SIRIUS XM’s senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to SIRIUS XM stockholders pursuant to SIRIUS XM’s dividend policy, which is subject to change at any time and is at the discretion of SIRIUS XM’s board of directors in accordance with applicable law and after taking into account various factors affecting SIRIUS XM), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

The success of businesses attributed to each of our tracking stock groups, in part, depends on their popularity with audiences, which is difficult to predict.

Entertainment content production, satellite radio services and live entertainment events, including sporting events, are inherently risky businesses because the revenue derived from these businesses depends primarily upon their popularity with public audiences, which is difficult to predict. The commercial success of a satellite radio program or live entertainment depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming, events and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment events and the value of broadcast rights. Consequently, low public acceptance of the programs, services and events provided by companies such as SIRIUS XM, Braves Holdings, Live Nation and Formula 1 could hurt the ability of these companies to maintain or grow revenue, which would adversely impact the financial performance of the groups to which these companies are attributed.

Our businesses attributed to the Liberty SiriusXM Group and the Formula One Group, such as SIRIUS XM, Formula 1 and Live Nation, may not realize the benefits of acquisitions or other strategic investments and initiatives.

Our business strategy and that of our subsidiaries and business affiliates, including SIRIUS XM, Formula 1 and Live Nation, may include selective acquisitions, other strategic investments and initiatives that allow them to expand their business. The success of any acquisition depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak economic conditions may reduce consumer demand for products, services and events offered by our businesses attributed to each of our groups.

A weak economy in the United States or, in the case of the Formula One Group, abroad, could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers and could overall affect subscriber churn, conversion rates and vehicle sales (in the case of SIRIUS XM) or reduced live-entertainment and sporting event expenditures (in the case of Live Nation, Braves Holdings and Formula 1). Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with Liberty Interactive, Liberty Broadband, Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Liberty Expedia Holdings, Inc. (“Expedia Holdings”) and is expected to have overlapping directors and officers with GCI Liberty, Inc., which may lead to conflicting interests.

As a result of transactions between 2011 and 2016 that resulted in the separate corporate existence of our Company, Liberty Interactive, Liberty Broadband, Tripco and Expedia Holdings, as well as the completion of the proposed transactions (the “GCI Transactions”) involving Liberty Interactive and GCI Liberty, Inc. (foremerly named General Communication, Inc.), most of the executive officers of Liberty also serve or will serve as executive officers of Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings and GCI Liberty, and there are overlapping directors. Other than Liberty Interactive’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, which we expect to be held by GCI Liberty after the completion of the GCI Transactions, none of these companies has any ownership interest in any of the others. Our executive officers and members of our Company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings or GCI Liberty have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings or GCI Liberty pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own or will own Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings and GCI Liberty stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings and/or GCI Liberty. Any potential conflict that qualifies as a “related party transaction”  (as defined in Item 404 of Regulation S‑K under the Securities Act) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripCo and Expedia Holdings has renounced its rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty Interactive, Liberty Broadband, TripCo and Expedia Holdings) instead of such company. In addition, we understand that GCI Liberty is expected to adopt similar renouncement and waiver provisions if it is successfully able to reincorporate in Delaware following the closing of the GCI Transactions. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings, GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Liberty Interactive, Liberty Broadband, TripCo, Expedia Holdings, GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

The unfavorable outcome of pending or future litigation could have a material adverse impact on the operations and financial condition of businesses attributed to each of our groups.

Our subsidiaries and business affiliates are parties to several legal proceedings arising out of various aspects of their businesses, including class actions arising out of their marketing practices and subscription plans. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on their financial condition, which can impact the financial performance of the group to which they are attributed.

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

SIRIUS XM faces substantial competition from other providers of radio and audio services. SIRIUS XM’s ability to attract and retain subscribers depends on its success in creating and providing popular or unique music, entertainment, news and sports programming. SIRIUS XM’s subscribers can obtain certain similar content for free through terrestrial radio stations, Internet radio services and Internet streaming services. Audio content delivered via the Internet, including through mobile devices that are easily integrated in vehicles, is increasingly competitive with its services. A summary of various services that compete with SIRIUS XM is contained in the section entitled “Item 1. Business-Competition” of this Annual Report on Form 10‑K.

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

SIRIUS XM’s ability to retain subscribers or increase the number of subscribers is uncertain.

SIRIUS XM’s ability to retain its subscribers, or increase the number of subscribers to its service, is uncertain and subject to many factors, including:

•	the price of SIRIUS XM’s service;
•	the health of the economy;
•	the sale or lease rate of new vehicles in the United States;
•	the rate at which existing self-pay subscribers buy and sell new and used vehicles in the United States;
•	SIRIUS XM’s ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service;
•	the effectiveness of SIRIUS XM’s marketing programs;
•	the entertainment value of SIRIUS XM’s programming and the products and packages it offers;
•	SIRIUS XM’s ability to respond to evolving consumer tastes; and
•	actions by SIRIUS XM’s competitors, such as other audio entertainment and information providers.

As part of its business, SIRIUS XM experiences, and expects to experience in the future, subscriber turnover (i.e., churn).

If SIRIUS XM is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected. SIRIUS XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to its satellite radio service. A substantial portion of SIRIUS XM’s subscribers are on discounted pricing plans and SIRIUS XM’s ability to retain these subscribers or migrate them to higher priced plans is uncertain. A substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

SIRIUS XM’s profitability could be adversely affected if it is unable to consistently attract new subscribers and retain its current subscribers at prices and margins consistent with its past performance.

SIRIUS XM’s ability to profitably attract and retain subscribers as its marketing efforts reach more price sensitive consumers is uncertain.

SIRIUS XM’s efforts to acquire subscribers purchasing or leasing used vehicles may attract subscribers of more limited economic means. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscription more frequently than consumers purchasing or leasing new vehicles. Some of SIRIUS XM’s marketing efforts may also attract more price sensitive subscribers; and SIRIUS XM’s efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of SIRIUS XM’s subscriber base, such as expected increase in customers from the “millennial generation,” may increase the number of subscribers accustomed to consuming entertainment through free products.

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

If hackers were able to circumvent SIRIUS XM’s security measures, a release of proprietary information or personal information could occur or SIRIUS XM could experience significant disruptions. If SIRIUS XM’s systems become unavailable or suffer a security breach, SIRIUS XM may be required to expend significant resources to address these problems, including notification under various data privacy regulations, and SIRIUS XM’s reputation and operating results could suffer.

SIRIUS XM’s service may experience harmful interference from new wireless operations.

The development of new applications and services in spectrum adjacent to the frequencies licensed to SIRIUS XM, as well as the combination of signals in other frequencies, may cause harmful interference to SIRIUS XM’s satellite radio service in certain areas of the United States. Certain operations or combination of operations permitted by the FCC in spectrum, other than SIRIUS XM’s licensed frequencies, results in the loss of signal to SIRIUS XM’s service, and the reception of SIRIUS XM’s satellite radio service can be adversely affected in certain areas. Elimination of this interference may not be possible in all cases. In other cases, SIRIUS XM’s efforts to reduce this interference may require extensive engineering efforts and additions to its terrestrial infrastructure. These mitigation efforts may be costly and take several years to implement and may not be entirely effective. In certain cases, SIRIUS XM is dependent on the FCC to assist it in preventing harmful interference to its service.

SIRIUS XM engages in extensive marketing efforts and the continued effectiveness of those efforts are an important part of its business.

SIRIUS XM engages in extensive marketing efforts across a broad range of media to attract and retain subscribers to its services. SIRIUS XM employs a wide variety of communications tools as part of its marketing campaigns, including telemarketing efforts and email solicitations. The effectiveness of its marketing efforts is affected by a broad range of factors, including creative and execution factors. SIRIUS XM’s ability to reach consumers with radio and television advertising, direct mail materials, email solicitations and telephone calls is an important part of its efforts and a significant factor in the effectiveness of its marketing. If SIRIUS XM is unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters or call blocking technologies, its marketing efforts will be adversely affected. A decline in the effectiveness of its marketing efforts could have a material adverse impact on its operations and financial condition.

Consumer protection laws and their enforcement could damage SIRIUS XM’s business.

Consumer protection laws cover nearly all aspects of SIRIUS XM’s marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which SIRIUS XM communicates with subscribers and prospective subscribers. The nature of SIRIUS XM’s business requires it to expend significant resources to try to ensure that its marketing activities comply with federal and state laws, rules and regulations relating to consumer protection, including laws relating to telemarketing activities and privacy. There can be no assurance that these efforts will be successful or that SIRIUS XM will not have to expend even greater resources towards compliance efforts.

Modifications to federal and state laws, rules and regulations concerning consumer protection, including decisions by federal and state courts and agencies interpreting these laws, could have an adverse impact on SIRIUS XM’s ability to attract and retain subscribers to its services. There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that SIRIUS XM’s varied operations will comply with all applicable laws, which could have a material adverse impact on its operations and financial condition.

SIRIUS XM may not realize the benefits of acquisitions or other strategic investments and initiatives.

SIRIUS XM’s business strategy includes selective acquisitions, other strategic investments and initiatives that allow it to expand its business. The success of any acquisition depends upon effective integration and management of acquired businesses and assets into its operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

The unfavorable outcome of pending or future litigation could have a material adverse impact on SIRIUS XM’s operations and financial condition.

SIRIUS XM is party to several legal proceedings arising out of various aspects of its business, including class actions arising out of its marketing practices and subscription plans. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on SIRIUS XM’s financial condition.

The market for music rights is changing and is subject to significant uncertainties.

SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works. Traditionally, BMI,  ASCAP and SESAC have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing. Owners of rights in musical works have withdrawn from BMI, ASCAP and SESAC and new entities, such as Global Music Rights LLC, have been formed to represent owners of musical works. In addition, Committees of Congress have held hearings on substantial revisions of the Copyright Act. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to SIRIUS XM’s business, including increasing licensing costs and reducing the availability of certain pieces for use on SIRIUS XM’s services.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, SIRIUS XM also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB’s recent decision governing sound recording royalties, for satellite radio for the five-year period ending on December 31, 2022, SIRIUS XM will be required to pay a royalty based on its gross revenue, subject to certain exclusions, of 15.5% per year for each of the next five years. This is a substantial increase over the royalty rate of 11% of SIRIUS XM’s gross revenue that it paid in 2017.

In addition, SoundExchange alleges that SIRIUS XM systematically underpaid royalties for statutory licenses related to sound recordings for certain periods beginning in 2007. See “Item 3—Legal Proceedings” below.

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

General economic conditions can affect SIRIUS XM’s business.

The purchase of a satellite radio subscription is discretionary, and SIRIUS XM’s business and its financial condition can be negatively affected by general economic conditions. Poor general economic conditions could adversely affect subscriber churn, conversion rates and vehicle sales.

Existing or future laws and regulations could harm SIRIUS XM’s business.

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

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on SIRIUS XM’s in-orbit satellites have failed; and from time to time SIRIUS XM has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM cannot predict if any of these possible future events will have a material adverse effect on SIRIUS XM’s operations or the life of SIRIUS XM’s existing in-orbit satellites. Any material failure of SIRIUS XM’s satellites could cause SIRIUS XM to lose customers and could materially harm its reputation and its operating results. SIRIUS XM holds no in-orbit insurance for its satellites. Additional information regarding SIRIUS XM’s fleet of satellites is contained in the section entitled “Item 1. Business—SIRIUS XM—Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10‑K.

In addition, SIRIUS XM’s Sirius network of terrestrial repeaters communicates with a single third-party satellite. SIRIUS XM’s XM network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

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

Rapid technological and industry changes and new entrants could adversely impact SIRIUS XM’s services.

The audio entertainment industry is characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations, evolving standards and new entrants offering products and services. If SIRIUS XM is unable to keep pace with these changes, SIRIUS XM’s business may not succeed. Products using new technologies could make SIRIUS XM’s technologies less competitive in the marketplace.

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

If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with SIRIUS XM’s standards and practices relating to business integrity, personnel, cybersecurity and other values, SIRIUS XM’s business could be adversely affected. In addition, a number of third parties on which SIRIUS XM depends have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to SIRIUS XM in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to SIRIUS XM as part of seeking bankruptcy protection.

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

SIRIUS XM holds FCC licenses and authorizations to operate commercial satellite radio services in the United States, including satellites, terrestrial repeaters, and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although SIRIUS XM expects its licenses and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of any of SIRIUS XM’s FCC licenses or authorizations must be approved in advance by the FCC.

The operation of SIRIUS XM’s satellite radio systems is subject to significant regulation by the FCC under authority granted through the Communications Act of 1934 and related federal law. SIRIUS XM is required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of SIRIUS XM’s satellite radios with those of other licensed satellite radio systems; to coordinate SIRIUS XM’s satellite radio services with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate SIRIUS XM’s communications links to its satellites with other systems that operate in the same frequency band. Noncompliance by SIRIUS XM with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that Congress will not modify the statutory framework governing SIRIUS XM’s services, or that the FCC will not modify its rules and regulations in a manner that would have a material impact on SIRIUS XM’s operations.

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

As of December 31, 2017, SIRIUS XM had an aggregate principal amount of approximately $6.8 billion of indebtedness outstanding, $300 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.

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

Development of SIRIUS XM’s systems has depended upon the intellectual property that SIRIUS XM has developed, as well as intellectual property licensed from third parties. If the intellectual property that SIRIUS XM has developed or uses is not adequately protected, others will be permitted to and may duplicate portions of SIRIUS XM’s systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent SIRIUS XM’s intellectual property rights, patents or existing licenses or SIRIUS XM may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology SIRIUS XM has developed, and plans to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require SIRIUS XM to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm SIRIUS XM.

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

In 2017, the Nasdaq Stock Market (“Nasdaq”) adopted new listing standards relating to “equity investment tracking stocks,” which Nasdaq has determined are applicable to the Liberty SiriusXM common stock as a result of the magnitude and structure of the interests in SIRIUS XM that are attributed to the Liberty SiriusXM Group. These listing standards provide that the Liberty SiriusXM common stock could be delisted from Nasdaq, pending a review by Nasdaq of whether such stock could satisfy another applicable initial listing standard and remain listed on Nasdaq, if any of the following occur: (i) SIRIUS XM’s common stock ceases to be listed on Nasdaq where it is currently traded; (ii) Liberty ceases to own, directly or indirectly, at least 50% of either the outstanding common stock or voting power of SIRIUS XM; or (iii) the Liberty SiriusXM common stock ceases to track the performance of SIRIUS XM. Further, if trading in Sirius XM’s common stock were suspended or delisting proceedings were commenced with respect to such SIRIUS XM common stock, trading in the Liberty SiriusXM common stock would be suspended or delisting proceedings would be commenced with respect to the Liberty SiriusXM common stock at the same time. Any delisting or suspension in trading of the Liberty SiriusXM common stock would materially adversely affect the liquidity and value of the Liberty SiriusXM common stock.

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

The license under the 100-Year Agreements is critical to the ongoing operation of Formula 1’s business. Under the 100-Year Agreements, FIA has granted Formula 1 the exclusive commercial rights to the World Championship, including the rights to use the trademarks associated with the World Championship, until the end of 2110. See “Item 1. Business—Formula 1—Key Commercial Agreements—100-Year Agreements” for a more detailed discussion of the 100-Year Agreements. Formula 1’s rights under these agreements can be terminated by the FIA if Formula 1 materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights), undergoes an unpermitted change of control, interferes with certain of the FIA’s rights under the 100-Year Agreements or experiences certain insolvency events. If Formula 1’s license under the 100-Year Agreements was terminated in accordance with its terms or the FIA or another person successfully challenged the validity of that license (or the 100-Year Agreements as a whole), it could cause Formula 1 to discontinue its operations, lead to the termination of substantially all of Formula 1’s commercial contracts, prevent Formula 1 from exploiting the commercial rights to the World Championship and require Formula 1 to discontinue use of the World Championship trademarks and other intellectual property rights, which would materially adversely impact the Formula One Group.

Teams may, in certain circumstances, terminate their existing commitment to participate in the World Championship until (and including) 2020 or breach their obligations and withdraw.

Formula 1’s ability to effectively stage the World Championship depends on the ongoing involvement of its participants. Pursuant to individual Team Agreements, each of the current 10 Teams have committed to participate in the World Championship until December 31, 2020, subject to earlier termination upon the occurrence of certain events. Formula 1 cannot provide assurance that any of the Teams will commit to participate in the World Championship beyond 2020, or that the FIA will renew the Current Concorde Arrangements under the 2013 Concorde Implementation Agreement beyond 2030. If any of the current Teams cease to participate in the World Championship, Formula 1 may attempt to encourage new entrants to the World Championship; however, there is no assurance Formula 1 will be able to do this. If such Teams were not replaced, it could result in fewer competitors in the World Championship as compared to recent seasons which may impact the perceived entertainment value of Events. In addition, any negotiation for an extension to the term of the Team Agreements or the Concorde Arrangements could result in less favorable terms to Formula 1.

Even if a Team has committed to participate in the World Championship it may be able to exercise termination rights under its Team Agreement in certain circumstances and withdraw. For additional information regarding the agreements with the Teams, see “Item 1. Business—Formula 1—Key Commercial Agreements—Team Agreements.” It is also possible that Teams could form a rival motor sport series.

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

As further described in “Item 1.Business—Regulatory Matters—Competition Laws and Formula 1,” following an investigation by the EC in 1999 in relation to Formula 1’s compliance with competition laws, Formula 1 modified certain of its business practices and changed the terms of a number of Formula 1’s commercial contracts. Following these modifications and changes, the EC issued two comfort letters to Formula 1 in October 2001 stating that Formula 1 was no longer under investigation. Comfort letters are not binding on the EC and if it believes there has been a material change in circumstances, it could take further enforcement action. The EC issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing its comfort letters and that it had ended its monitoring of Formula 1’s compliance. In adopting practices and concluding commercial contracts (including as to contracts with broadcasters (and the manner in which these rights are offered), contracts with Teams and contracts with promoters), Formula 1 takes into account the modified practices that formed the basis of the EC’s comfort letters.

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

Formula 1 has sought to adopt practices and conclude commercial contracts that take into account competition law as it applies to the specific nature of Formula 1’s sporting and entertainment businesses, Formula 1’s role within those businesses and the roles of the counterparties to Formula 1’s commercial contracts. However given the uncertainty of the law in this area, and the possibility of third parties instigating action, there is a risk of further EC investigations, challenges or proceedings against Formula 1. For example, two Teams made a complaint against Formula 1 to the EC in September 2015 regarding the distribution of the Prize Fund and current sporting governance arrangements (though Formula 1 rejected the complaint as being without merit and believed it was in any event, a commercial dispute and not one that involved any breach of competition law). Although this particular compliant was withdrawn by the two Teams in early 2018, for the reasons set out above, no assurance can be given that there will be no future EC investigations, challenges or proceedings regarding unasserted matters.

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

For example, the Organization for Economic Co-Operation and Development (the “OECD”) published in July 2013 an action plan on base erosion and profit shifting (“BEPS”) that seeks to reform the taxation of multinational companies. In October 2015, the OECD released final reports on the focus areas in its action plan on BEPS. These final reports recommended changes to domestic laws, the OECD model tax convention, and the OECD transfer pricing guidelines. In addition, they proposed to accelerate the incorporation of recommended income tax treaty changes into existing bilateral treaties through a multilateral convention which, to date, has been signed by various interested countries. Although any recommendations made by the OECD are not themselves changes in tax law, those recommendations may result in changes in tax law, including countries taking unilateral action that may be uncoordinated, create double taxation, and increase controversy, which could adversely affect Formula 1 and the Formula One Group.

Formula 1 may face difficulties expanding into new markets, including as a result of being unable to attract race promoters for new Events.

Formula 1 has recently staged Events in a number of new markets and intends to explore further opportunities for expansion. Attracting the relevant race promoters to the World Championship in these markets on terms that are attractive to Formula 1 will be largely dependent on the popularity of the Formula 1 brand in these markets and Formula 1’s perceived ability to deliver the benefits that race promoters desire, such as publicity for the host city/region, economic impact or tourism. See “—There could be a decline in the popularity of Formula 1 which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship.” Additionally, Formula 1 may have difficulties entering into agreements with race promoters that have the necessary resources and experience to obtain all the necessary FIA, governmental and sporting approvals and successfully stage an Event. Events in new markets also require significant investments in circuit infrastructure and other administrative costs by Formula 1’s race promoters which may not be recouped and may generate fees below those received from Formula 1’s Events staged in more developed markets. In addition, under the Team Agreements, the consent of a majority of certain Teams is required if there are more than 20 Events in a season or more than 17 Events are held in a season and the number of Events that are held outside Europe, the U.S. or Canada exceeds 60% or more of the total number of Events in that season. See “Item 1. Business—Formula 1—Key Commercial Agreements—Team Agreements.” Also, under the 100-Year Agreements as amended by the 2013 Concorde Implementation Agreement, Formula 1 must obtain the FIA’s approval to stage more than 25 Events (or beginning in 2031, more than 17 Events unless the FIA and Formula 1 make a new agreement on this point), and there is no assurance such approval will be obtained.

Formula 1’s business is subject to laws and regulations including with respect to advertising, broadcasting and the environment, and changes in and judicial interpretations of such laws and regulations could have a material adverse effect on Formula 1 and the Formula One Group.

Formula 1’s business is subject to laws and regulations including advertising, broadcasting, environmental and health and safety laws and regulations. Such regimes are subject to periodic governmental review, legislative initiatives and judicial interpretations, any of which could adversely affect Formula 1’s business and its profitability. A substantial part of Formula 1’s, broadcasters’ and the Teams’ revenue come from advertising or sponsorship contracts. If new restrictions or bans on advertising specific products or services which are advertised in Formula 1 are introduced, it may reduce Formula 1’s advertising and sponsorship revenue or advertising revenue of Formula 1’s broadcasters and the Teams which in turn may reduce the value of Formula 1’s broadcasting contracts and impact the Teams’ desire to continue participating in Formula 1. For example, advertising of alcohol is restricted in certain countries where Events are held. Advertising laws could also be introduced which prevent the broadcast of images which include a restricted brand, thereby preventing Formula 1 from licensing the television rights in an affected country. Additionally, as Formula 1 expands into new markets, local customs, practices and cultural sensitivities may require Formula 1 and the Teams to restrict advertising certain products even if not required by law. Broadcasting laws could be introduced which require that Events be broadcast only on free-to-air television which would prevent Formula 1 from entering into pay television contracts in the relevant jurisdiction. Additionally, judicial decisions or other governmental action could interfere with the manner in which Formula 1 exploits its broadcasting rights, including in relation to Formula 1’s segmentation of such rights among different geographic regions. Environmental laws could also be introduced which place limits on engine design and Event activities. Motor sport has also been banned in certain countries. For example, Switzerland banned motor sport from 1955 to 2007 following an accident at the 24 Hours of Le Mans that killed spectators and a driver. A ban on motor sport in any country where Formula 1 holds an Event could result in a reduction in Formula 1’s revenue and as a consequence, may materially and adversely affect Formula 1’s business, financial condition and prospects, which in turn may materially adversely impact the Formula One Group.

Events beyond Formula 1’s control may cause one or more events to be cancelled or postponed or prevent Formula 1 from providing an international television feed, each of which could result in the loss of revenue under Formula 1’s commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, cancellation of large-scale public events by a competent authority due to a security or terrorism risk or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. The most recent cancellation was the Bahrain Grand Prix in 2011 which was cancelled due to civil unrest. If the cancellation of an Event is due to a force majeure event (such as the outbreak of war or civil unrest) that occurs prior to the scheduled commencement of scrutineering and sporting checks (which typically takes place on the Thursday immediately prior to the race or Wednesday in the case of the Grand Prix de Monaco), the race promoter is not required to pay Formula 1 the race promotion fee for that Event. Typically, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than 15 Events in a season for reasons other than a force majeure event. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost broadcasting revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant advertising and sponsorship contract are likely to be reduced unless the advertising and sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

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

In the future, it is possible that a rival motor racing series similar to Formula 1 could be established, involving existing Teams and/or different teams or an existing motor sport event could become more popular and become a rival series to Formula 1. Such a rival series could lead to fewer Teams and race circuits in Formula 1, reduce the budget that a Team is willing to spend on its participation in Formula 1, or diminish the competitive position of Formula 1 and have a material adverse effect on Formula 1’s results of operations and business and the Formula One Group. In addition, certain of Formula 1’s commercial contracts could be terminated if Formula 1 ceased to be the premier motor racing series for open wheel single-seater cars. Pursuant to individual Team Agreements, each of the 10 Teams have committed to participate in the World Championship until December 31, 2020. If a rival motor racing series is established (or if an existing series develops into a rival series), this may reduce the popularity of Formula 1 leading to a decline in the value of Formula 1’s commercial contracts which may materially adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn may materially adversely affect the Formula One Group. See “—There could be a decline in the popularity of Formula 1 which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship” and “—Teams may, in certain circumstances, terminate their existing commitment to participate in the World Championship until (and including) 2020 or breach their obligations and withdraw.”

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

The terms of Formula 1’s indebtedness may limit its financial and operating flexibility.

Covenants contained in the agreements governing Formula 1’s credit facilities will restrict the ability of its subsidiaries to, among other things:

•	incur or guarantee additional indebtedness or be a creditor in respect of financial indebtedness;
•	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
•	make any payment in respect, or on account of, indebtedness owing to Delta Topco;
•	in certain circumstances, make any payment or distribution in respect, or on account of, intra-group debt;
•	issue or sell capital stock;
•	acquire assets or make investments;
•	sell assets (including capital stock of subsidiaries);
•	create liens;
•	enter into sale and leaseback or finance lease transactions;
•	acquire an interest in or invest in any joint venture;
•	enter into transactions with shareholders or affiliates except on arm’s length terms for full market value, including in relation to the provision of goods or services;
•	enter into any contractual or similar restriction which restricts their ability to pay dividends or other distributions, make intra-group loan repayments, loan repayments or loans;
•	effect a consolidation or merger;
•	amend material commercial contracts; and
•	enter into derivative transactions in respect of exposures which are unconnected to Formula 1’s credit facilities.

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

In 2017, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 uses derivatives to hedge its exposure to foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 (as well as Liberty’s strategic vision for it) is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. Bernie Ecclestone, who previously served as the chief executive officer of Formula 1 and now holds the title of Chairman Emeritus following his departure from the Formula 1 business in connection with the Second Closing, was the original owner of Formula 1 and was personally responsible for the commercialization of Formula 1 during the 1980s. The Chairman and Chief Executive Officer Chase Carey has a wealth of experience over many decades in the media sector. In addition, the Chief Financial Officer, Duncan Llowarch, and the General Counsel, Sacha Woodward Hill, have 21 years and 22 years of experience in Formula 1, respectively. Ross Brawn and Sean Bratches joined the Formula 1 management team in 2017 as Managing Directors of Motor Sports and Commercial Operations, respectively, and bring to Formula 1 tremendous experience in their respective fields. The success of the business prior to Liberty’s acquisition of Formula 1 (the “Formula 1 Acquisition”) had depended to a significant extent on Mr. Ecclestone. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operations, which in turn could materially adversely impact the Formula One Group.  Liberty and Formula 1 continue to take steps to hire new members of management for the Formula 1 team as Liberty continues to integrate and expand the Formula 1 business. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, Liberty may be unable to recognize the anticipated benefits of the acquisition of Formula 1.

Liberty may fail to realize the potential benefits of the Formula 1 Acquisition in a timely manner or at all.

Liberty believes there are significant benefits that may be realized by acquiring the Formula 1 business and leveraging Liberty’s expertise in live events and digital monetization. However, the efforts to realize these benefits will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. If the management teams of Liberty and Formula 1 are unable to minimize the potential disruption to their respective businesses and operations during this period, Liberty may not fully realize the anticipated benefits of the acquisition of Formula 1. Realizing the benefits of the acquisition may depend in part on the efficient coordination and alignment of various functions. Liberty may encounter difficulties, costs and delays as a result of the acquisition, including the following, any of which could harm Formula 1’s results of operations, businesses, financial condition, and in turn the Formula One Group:

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

The Teams are entitled to certain consent rights under the Current Concorde Arrangements (a series of governance and regulatory agreements among the stakeholders in Formula 1), including in relation to the number of Events in a season exceeding 20 (or 17 if the number of Events that are held outside Europe, the US or Canada exceeds 60% or more of the total number of Events in that season) and the introduction of new sporting and technical regulations applying to the World Championship. Also, under the Current Concorde Arrangements, the Longest Standing Team (as defined below) has a consent right over certain nominees for appointment as a new chief executive of Formula 1 and certain rights with respect to the termination of the current chief executive of Formula 1. Further, the team agreements with McLaren and Mercedes grant the corporate parent of each of those Teams (McLaren Group Limited and Daimler AG, respectively) the right to appoint a director of Delta Topco until December 31, 2020 or the termination of the relevant Team Agreement, if earlier, and Ferrari has an equivalent right, pursuant to a provision contained in all of the Team Agreements granting that right to the Longest Standing Team that has competed in the World Championship for the greatest number of seasons since 1950 (the “Longest Standing Team”) (each such director, a “Team Director”). The right with respect to the Longest Standing Team is also reflected in the organizational documents of Delta Topco. The Longest Standing Team’s Team Director has the right to sit on the audit and ethics and nomination committees of Delta Topco and any standing or ad hoc committees of Delta Topco established to monitor the strategic development of Formula 1’s business. The Longest Standing Team’s Team Director also has influence in relation to the removal or appointment of Formula 1’s chief executive, by virtue of being a member of the nomination committee of Delta Topco. The interests or opinions of the Teams with regard to certain actions proposed to be taken by Formula 1 may differ from those of Liberty. In such event, the Teams may be able to block these actions or, at a minimum, cause their interests or opinions to be considered by the Delta Topco board of directors.

Sales (or anticipated sales) of shares of FWONK issued in connection with the Formula 1 Acquisition may negatively affect the trading price of shares of FWONK.

In connection with the Formula 1 Acquisition, Liberty issued approximately 137 million shares of FWONK in the aggregate to the selling stockholders in the Second Closing (“Selling Stockholders”), the third party investors that agreed to acquire shares that would otherwise have been issued to the Selling Stockholders pursuant to certain investment agreements and into treasury in connection with the proposed Team placements. Further, Delta Topco issued $351 million in subordinated exchangeable debt instruments (“Exchangeable Notes”) to the Selling Stockholders at the Second Closing. The Exchangeable Notes, which would have matured on the 30th month after the date of the Second Closing, were exchangeable by the holders at any time for shares of FWONK or, at Delta Topco’s option, cash. In September 2017, $323 million aggregate principal amount of Exchangeable Notes were exchanged for 14.5 million shares of FWONK. In November 2017, our indirect, wholly owned subsidiary completed an exchange offer for the remaining outstanding Exchangeable Notes, following which no shares of FWONK underlying the Exchangeable Notes remain available.

Pursuant to the shareholders agreement that Liberty entered into with the Selling Stockholders at the Second Closing, Liberty filed a shelf registration statement on Form S-3 following the Second Closing. The shelf registration statement registered the secondary offer and sale of shares of FWONK issued to the Selling Stockholders at the Second Closing. Further, Liberty has agreed to cooperate with the Selling Stockholders in connection with efforts to sell their shares of FWONK in post-closing underwritten offerings under certain circumstances. Liberty has also agreed to provide registration rights to the third party investors and to cooperate with them in connection with post-closing underwritten offerings under certain circumstances. The Selling Stockholders and third party investors may sell shares of FWONK from time to time, and the trading price of shares of FWONK (and any other series of Liberty Formula One common stock) could decline as a result of further sales by the Selling Stockholders or the third party investors of a large number of shares of FWONK in the public market, or from the perception that these sales might occur.

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

We have a significant investment in Live Nation that is attributed to the Formula One Group, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) from continuing operations before income taxes. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings and those attributed to the Formula One Group. Notwithstanding the impact on our net earnings and those attributed to the Formula One Group, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and is subject to market risk that is not directly reflected in our statement of operations.

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

•	“Interruption or failure of SIRIUS XM’s information technology and communications systems could negatively impact SIRIUS XM’s results and SIRIUS XM’s brand;”
•	“SIRIUS XM’s business may be impaired by third-party intellectual property rights;” and
•	“Existing or future laws and regulations could harm SIRIUS XM’s business,” including as to the international jurisdictions in which Live Nation operates.

Risks Relating to the Braves Group

The financial success of the Braves Group will depend, in large part, on the Major League Baseball club, the Braves, achieving on-field success.

The financial results of the Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes in the 1990s and early 2000s generated significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, during the 15 seasons between 1991 and 2005, success in the regular season permitted participation in MLB’s postseason 14 times, which provided the franchise with additional revenue and income. While the Braves have made the MLB playoffs during two of the past six seasons, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Braves Group.

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

Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term revenue for the sake of immediate on-field success. For example, in order to improve the short-term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of the Liberty Braves common stock. Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenue. Braves Holdings must also comply with the rules and decisions of the Commissioner, which has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of the Braves Group.

The organizational structure of MLB and its rules and regulations impose substantial restrictions on the operations of Braves Holdings and its subsidiaries.

As a condition to maintaining its MLB franchise, each MLB club must comply with MLB Rules and Regulations. For example, each MLB club is subject to the Major League Constitution, the Major League Rules and the CBA. In addition, each club is required to appoint one “Control Person” who is acceptable to MLB and the other clubs and who has significant authority over club operations and the club’s interaction with MLB. Pursuant to the MLB Rules and Regulations, an MLB club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with the other MLB clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. For example, the Braves were not in compliance with the rule governing the amount of debt that is permitted to be issued by an MLB club in 2015 and 2016 and are now subject to certain remedial measures, including the repayment of outstanding indebtedness. However, the Braves project to be in compliance with this rule in 2017. Similarly, the vote of 75% of the MLB clubs is required for the approval of the sale of any MLB club or relocation of a franchise to another city.

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

Braves Holdings’ need for capital to fund its operations, and to finance construction and development of the Braves’ stadium, the Development Project and a spring training facility could negatively impact the Braves Group’s financial condition.

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $185 million. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur. As of December 31, 2017, Braves Holdings had $98 million outstanding under its credit facilities.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Development Project. Braves Holdings has funded approximately $330 million for construction and other ballpark-related costs with a term loan, senior secured note and floating rate notes. In addition, Braves Holdings-affiliated entities are expected to fund approximately $470 million of the development costs of a planned mixed-use development surrounding the stadium complex, through a mix of approximately $200 million in equity and $270 million of new debt. Braves Holdings entered into three separate credit facilities totaling $207 million to fund a portion of the mixed use development costs.  As of December 31, 2017, $175 million was drawn under these facilities and approximately 464,323 Time Warner shares were pledged as collateral to these facilities.  Braves Holdings entered into an additional credit facility with an availability of $30 million to fund a portion of the entertainment venue as part of the mixed-use development. As of December 31, 2017, $25 million was drawn under this facility. A bankruptcy remote wholly-owned subsidiary of Braves Holdings is the borrower under a credit facility with a total borrowing capacity of $40 million, the proceeds of which are expected to fund a new spring training facility. As of December 31, 2017, $39 million was drawn under this facility.

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

Any reattribution made by our board of directors (as discussed above), as well as the existence, in and of itself, of the right to effect a reattribution may impact the ability of investors to assess the future prospects of the businesses and assets attributed to a tracking stock group, including liquidity and capital resource needs, based on past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of the businesses and assets attributed to each group based on past performance, as our board of directors may use one group’s liquidity to fund another group’s liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.

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

Principles of Delaware law and the provisions of our current charter may protect decisions of our board of directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, a stockholder may not be able to successfully challenge decisions that they believe have a disparate impact upon the stockholders of one of our groups if a majority of our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board of directors is acting in the best interest of Liberty and all of our stockholders.

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

Under our current charter, upon Liberty’s liquidation, dissolution or winding up, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty’s assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of “liquidation units” per share. Relative liquidation units were initially determined based on the volume weighted average prices of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock over the 20 trading day period which commenced shortly after the filing of our restated charter on April 15, 2016 and the fraction of a liquidation unit related to each share of Liberty Braves common stock was further adjusted in connection with the rights distribution in May 2016. Hence, the assets to be distributed to a holder of any of our tracking stocks upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock over time.

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

To comply with the policies of the MLB, our current charter provides that (i) employees of MLB and related entities may not own Liberty Braves common stock, (ii) persons who are employed by or otherwise associated with an MLB club other than the Braves may not own 5% or more of the number of outstanding shares of Liberty Braves common stock, and (iii) no person may own 10% or more of the number of outstanding shares of Liberty Braves common stock unless, in the case of this clause (iii), such person is expressly approved by the Commissioner or qualifies as an exempt person (which is generally defined to include our Chairman John C. Malone, Chief Executive Officer Gregory B. Maffei, the Chairman of Braves Holdings, LLC Terence McGuirk and certain of their related persons). In the event that a holder attempts to acquire shares of Liberty Braves common stock in violation of this charter provision, the applicable shares will automatically be transferred to a trust which will sell the shares for the benefit of the holder (subject to certain exceptions, such as in the event of an inadvertent violation of the restrictions described in clause (ii) or (iii) above which is cured within the applicable time frame). No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the holder. In addition, the holder’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which the holder would otherwise be entitled, will be subject to the holder’s compliance with the applicable mechanics included in our current charter.

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

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2018) representing the power to direct approximately 47.7% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 96.3% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Formula One common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado.

SIRIUS XM owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, SIRIUS XM leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, Virginia, California and Texas for its office, production, technical, studio and engineering facilities and call center. In addition, SIRIUS XM leases or licenses space at approximately 560 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

Formula 1 owns no material property. Formula 1 leases space for its offices in London, England and for its television production and technical operations in Kent, England.

For a description of Braves Holdings’ property, see “Item 1. Business—Braves Holdings, LLC—Facilities.”

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space and entertainment venues. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3. Legal Proceedings

Royalty and Pre-1972 Sound Recording Matters

In August 2013, SoundExchange filed a complaint in the United States District Court for the District of Columbia (“SoundExchange I”) alleging that SIRIUS XM underpaid royalties for statutory licenses in violation of the regulations established by the CRB for the 2007-2012 period. SoundExchange principally alleges that SIRIUS XM improperly reduced its gross revenue subject to royalties by deducting revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SIRIUS XM believes that it properly applied the gross revenue exclusions contained in the regulations established by the CRB. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia, in response to SIRIUS XM’s motion to dismiss the complaint, stayed the case on the grounds that the case properly should be pursued in the first instance before the CRB rather than the District Court. In its opinion, the District Court concluded that the gross revenue exclusions in the regulations established by the CRB for the 2007-2012 period were ambiguous and did not, on their face, make clear whether SIRIUS XM’s royalty calculation approaches were permissible under the regulations. In December 2014, SoundExchange filed a petition with the CRB requesting an order interpreting the applicable regulations.

On September 11, 2017, the CRB issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings. Given the limitations on its jurisdiction, the CRB deferred to further proceedings in the District Court the question of whether SIRIUS XM properly applied those pre-1972 revenue exclusions when calculating its royalty payments. The Judges also concluded that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge.” SIRIUS XM has filed a notice of appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. SIRIUS XM expects that the ruling by the CRB in this matter will be transmitted back to the District Court for further proceedings, such as adjudication of claims relating to damages and defenses, although those proceedings may be delayed pending the appeal of the Judges’ interpretative decision. SIRIUS XM believes it has substantial defenses to those SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

This matter is captioned SoundExchange, Inc. v. Sirius XM Radio, Inc., No. 13-cv-1290-RJL (D.D.C.); the Copyright Royalty Board referral was adjudicated under the caption Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Information concerning SoundExchange I is publicly available in filings under the docket numbers.

On December 12, 2017, SoundExchange filed a second action against SIRIUS XM under the Copyright Act in the United States District Court for the District of Columbia (“SoundExchange II”). This action includes claims that SoundExchange has also attempted to add to the SoundExchange I litigation through a proposed amended complaint. SoundExchange alleges that SIRIUS XM has systematically underpaid it for SIRIUS XM’s statutory license by impermissibly understating SIRIUS XM’s gross revenue, as defined in the applicable regulations and, in certain cases, understating the compensable performances of recordings on SIRIUS XM’s internet radio service. Specifically, the complaint in SoundExchange II alleges that: from at least 2013 through the present, SIRIUS XM improperly excluded from gross revenue a portion of SIRIUS XM’s revenue received from its Premier and All Access packages attributable to premium channels; at least between 2010 and 2012, SIRIUS XM improperly excluded late fees received from subscribers from the calculation of gross revenue; at least between 2010 and 2012, SIRIUS XM improperly excluded certain credits, adjustments and bad debt for which the underlying revenue had never been included in the first instance; at least between 2010 and 2012, SIRIUS XM improperly deducted from gross revenue certain transaction fees and other expenses—for instance, credit card processing fees, collection fees and sales and use taxes—that are not permitted by the CRB regulations; at least between 2010 and 2012, SIRIUS XM improperly deducted amounts attributable to performances of recordings claimed to be directly licensed on both SIRIUS XM’s satellite radio and internet radio services, even though they were not; at least between 2010 and 2012, SIRIUS XM improperly excluded from royalty calculations performances of recordings less than thirty seconds long under the provisions of the CRB regulations and the Webcaster Settlement Agreement; from 2010 through 2012, SIRIUS XM excluded from royalty calculations performances of songs on its internet radio services that SIRIUS XM claimed it was unable to identify; SIRIUS XM owes associated late fees for the previously identified underpayments under the applicable CRB regulations; and SIRIUS XM has underpaid SoundExchange by an amount exceeding 10% of the royalty payment and SIRIUS XM is therefore obligated to pay the reasonable costs of an audit. SIRIUS XM believes that it properly applied in all material respects the regulations established by the CRB. SoundExchange is seeking compensatory damages in an amount to be determined at trial from the alleged underpayments, unspecified late fees and penalties pursuant to the CRB’s regulations and the Webcaster Settlement Agreement and costs, including reasonable attorney fees and expenses.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No. 17-cv-02666-RJL (D.D.C.). Information concerning SoundExchange II is publicly available in filings under the docket number.

As of December 31, 2017, SIRIUS XM concluded that a loss, in excess of its recorded liabilities, was considered remote in connection with SoundExchange I or SoundExchange II. The assumptions underlying SIRIUS XM’s conclusions may change from time to time and the actual loss may vary from the amounts recorded.

Telephone Consumer Protection Act Suits

On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against SIRIUS XM in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that SIRIUS XM violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of SIRIUS XM’s internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting SIRIUS XM from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or SIRIUS XM’s internal Do-Not-Call registry. SIRIUS XM believes it has substantial defenses to the claims asserted in this action, and intends to defend this action vigorously.

Delta Topco

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) has three classes of stock. During November 2015, Liberty’s board of directors authorized management to pursue a recapitalization of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Media common stock and one to be designated as the Liberty SiriusXM common stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves common stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016. In the Recapitalization, each issued and outstanding share of Liberty Media Corporation common stock was reclassified and exchanged for (a) 1 share of the corresponding series of Liberty SiriusXM common stock, (b) 0.1 of a share of the corresponding series of Liberty Braves common stock and (c) 0.25 of a share of the corresponding series of Liberty Media common stock on April 15, 2016. Cash was paid in lieu of the issuance of any fractional shares.

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

The following tables set forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2017 and 2016. Series B Liberty Braves common stock and Series B Liberty Formula One common stock are each quoted on OTC Markets, and such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty Media Corporation
	Series A (LMCA)		Series B (LMCB)		Series C (LMCK)
	High	Low	High	Low	High	Low
2016
First quarter	$38.97	31.18	43.59	33.78	38.14	31.06
Second quarter (April 1 - April 15) (1)	$39.31	37.76	43.74	39.00	38.45	37.02

	Liberty SiriusXM Group
	Series A (LSXMA)		Series B (LSXMB)		Series C (LSXMK)
	High	Low	High	Low	High	Low
2016
Second quarter (April 18 - June 30) (1)	$34.00	28.00	36.97	28.60	35.69	28.04
Third quarter	$36.01	30.97	36.82	31.80	35.50	30.51
Fourth quarter	$36.88	31.83	38.76	32.63	36.36	31.34

2017
First quarter	$40.18	34.04	41.20	33.82	39.80	33.62
Second quarter	$43.32	36.33	43.30	37.72	43.25	36.11
Third quarter	$46.43	40.78	46.18	41.53	46.24	40.49
Fourth quarter	$44.33	38.73	46.51	39.69	44.17	38.52

	Braves Group
	Series A (BATRA)		Series B (BATRB)		Series C (BATRK)
	High	Low	High	Low	High	Low
2016
Second quarter (April 18 - June 30) (1)	$36.00	14.23	16.20	15.22	27.00	13.51
Third quarter	$17.67	14.97	17.75	14.50	17.47	14.42
Fourth quarter	$21.14	16.52	18.00	16.59	21.24	16.18

2017
First quarter	$24.20	19.30	21.00	21.00	23.91	19.30
Second quarter	$25.64	22.78	25.80	23.92	25.38	22.66
Third quarter	$26.52	22.88	27.64	25.10	26.20	22.94
Fourth quarter	$26.32	21.35	27.54	22.40	26.20	21.53

	Formula One Group
	Series A (FWONA)		Series B (FWONB)		Series C (FWONK)
	High	Low	High	Low	High	Low
2016
Second quarter (April 18 - June 30) (1)	$27.43	17.72	19.50	16.51	28.07	17.47
Third quarter	$30.11	18.84	29.03	18.00	29.65	18.62
Fourth quarter	$33.28	26.95	33.32	26.75	33.15	26.44

2017
First quarter	$33.63	27.63	32.81	28.25	35.20	27.55
Second quarter	$35.59	29.84	35.26	30.60	37.18	30.73
Third quarter	$38.60	31.94	37.68	30.00	39.68	32.99
Fourth quarter	$39.37	31.58	38.77	33.26	41.14	33.11

(1)

As discussed above and in the accompanying consolidated financial statements in Part II of this report, the Recapitalization of the Company’s stock into tracking stock groups was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016.

Holders

The number of record holders as of January 31, 2018 were as follows:

	Series A	Series B	Series C
Liberty SiriusXM common stock	1,192	74	1,244
Liberty Braves common stock	1,412	46	847
Liberty Formula One common stock	833	64	1,075

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

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

There were no repurchases of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during the three months ended December 31, 2017. As of December 31, 2017, $1.3 billion was available to be used for share repurchases of Series A and Series C of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock under the Company’s share repurchase program.

During the three months ended December 31, 2017, no shares of Series A  or Series C Liberty Formula One common stock, Series A or Series C Liberty SiriusXM common stock, and Series A or Series C Liberty Braves common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

	December 31,
	2017	2016	2015	2014	2013
	amounts in millions
Summary Balance Sheet Data:
Cash	$1,029	562	201	681	1,088
Investments in available-for-sale securities and other cost investments (3)	$1,114	1,309	533	816	1,324
Investment in affiliates, accounted for using the equity method (2)(3)	$1,750	1,117	1,115	851	3,299
Intangible assets not subject to amortization (1)	$28,057	24,018	24,018	24,018	24,018
Intangible assets subject to amortization, net (1)	$6,131	1,072	1,097	1,166	1,200
Total assets (1)	$41,996	31,377	29,798	30,269	33,632
Current portion of deferred revenue	$1,941	1,877	1,797	1,641	1,575
Long-term debt, including current portion (1)	$13,954	8,018	6,881	5,845	5,561
Deferred tax liabilities, net	$1,478	2,025	1,667	1,507	1,396
Stockholders' equity (1)	$16,943	11,756	10,933	11,398	14,081
Noncontrolling interest	$5,631	5,960	7,198	8,778	9,801

	Years ended December 31,
	2017		2016	2015	2014	2013
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)		$7,594	5,276	4,795	4,450	4,002
Operating income (loss)		$1,394	1,734	954	841	814
Interest expense (1)		$(591)	(362)	(328)	(255)	(132)
Share of earnings (loss) of affiliates, net		$104	14	(40)	(113)	(32)
Realized and unrealized gains (losses) on financial instruments, net		$(88)	37	(140)	38	295
Gains (losses) on transactions, net (2)		$17	4	(4)	—	7,978
Net earnings (loss) attributable to the noncontrolling interests		$536	244	184	217	211
Net earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (4)
Liberty Media Corporation common stock	$	NA	377	64	178	8,780
Liberty SiriusXM common stock		1,124	297	NA	NA	NA
Liberty Braves common stock		(25)	(30)	NA	NA	NA
Liberty Formula One common stock		255	36	NA	NA	NA
		$1,354	680	64	178	8,780
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (4)(5):
Series A, B and C Liberty Media Corporation common stock	$	NA	1.13	0.19	0.52	24.73
Series A, B and C Liberty SiriusXM common stock		3.35	0.89	NA	NA	NA
Series A, B and C Liberty Braves common stock		(0.51)	(0.65)	NA	NA	NA
Series A, B and C Liberty Formula One common stock		1.23	0.43	NA	NA	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (4)(5):
Series A, B and C Liberty Media Corporation common stock	$	NA	1.12	0.19	0.52	24.46
Series A, B and C Liberty SiriusXM common stock		3.31	0.88	NA	NA	NA
Series A, B and C Liberty Braves common stock		(0.51)	(0.65)	NA	NA	NA
Series A, B and C Liberty Formula One common stock		1.21	0.42	NA	NA	NA

(1)

On September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The transactions contemplated by the first purchase agreement were completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million holdback to be repaid by Liberty to selling stockholders upon completion of the acquisition). On October 27, 2016, under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest in Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Prior to the Second Closing, CVC continued to be the controlling shareholder of Formula 1, and Liberty did not have any voting interests or board representation in Formula 1. As a result, we concluded that we did not have significant influence over Formula 1, and therefore accounted for our investment in Formula 1 as a cost investment until the completion of the Second Closing. The Second Closing was completed on January 23, 2017, at which time we began consolidating Formula 1. See note 5 to the accompanying consolidated financial statements for additional information related to the acquisition of Formula 1.

(2)

Liberty recorded a gain of approximately $7.5 billion associated with application of purchase accounting based on the difference between fair value and the carrying value of the ownership interest Liberty had in SIRIUS XM Radio, Inc. (now known as Sirius XM Holdings Inc., “SIRIUS XM”) prior to the acquisition of the controlling interest in January 2013. The gain on the transaction was excluded from taxable income. Net gains and losses on transactions are included in the Other, net line item in the accompanying consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

(3)

As discussed in note 1 in the accompanying consolidated financial statements, on November 4, 2014, Liberty completed the Broadband Spin-Off. At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter, (ii) Liberty’s former wholly-owned subsidiary Skyhook Holding, Inc. (“Skyhook”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Company’s former investments in and results of Charter and Time Warner Cable are no longer included in the results of Liberty from the date of the completion of the Broadband Spin-Off forward. Based on the relative significance of Skyhook to Liberty, the Company concluded that discontinued operations presentation of Skyhook was not necessary.

(4)

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

(5)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is a reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service. SIRIUS XM transmits its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems—the Sirius system and the XM system. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services, which are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

On September 7, 2016, Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017. See note 5 to the accompanying consolidated financial statements for additional information related to the acquisition. Liberty’s acquired interest in Delta Topco and by extension Formula 1, along with existing Formula 1 cash and debt (which is non-recourse to Liberty), was attributed to the Formula One Group upon completion of the Second Closing. Formula 1 is a reportable segment.

Our “Corporate and Other” category includes a consolidated subsidiary, Braves Holdings, LLC (“Braves Holdings”) and corporate expenses. In addition, we hold an ownership interest in Live Nation Entertainment, Inc. (“Live Nation”), which is accounted for as an equity method investment at December 31, 2017 and is included in corporate and other. We also maintain minority positions in other public companies, such as Time Warner, Inc. (“Time Warner”), which is accounted for at fair market value and is included in corporate and other.

As discussed in note 2 of the accompanying consolidated financial statements, on April 15, 2016, Liberty completed the Recapitalization. Upon completion of the Second Closing, as discussed below, the Liberty Media Group was renamed the Formula One Group. Although the Recapitalization was not effective for all periods presented herein, information has been presented among the tracking stock groups for all periods presented as if the Recapitalization had been completed for all periods presented. This attribution of historical financial information does not purport to be what actual results and balances would have been if the Recapitalization had actually occurred and been in place during the periods prior to April 15, 2016. Operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as SIRIUS XM, Formula 1 or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term “Liberty SiriusXM Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $615 million, which includes $69 million of subsidiary cash.

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

The term “Braves Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Braves,” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. Also upon the Recapitalization, Liberty had attributed to the Braves Group all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds to be borrowed and used for investment in the Development Project. As discussed below, the Intergroup Note, including accrued interest, was repaid during June 2016 using proceeds from the subscription rights offering and the Intergroup Note agreement was cancelled. As of December 31, 2017, the Braves Group has cash and cash equivalents of approximately $132 million, which includes $55 million of subsidiary cash. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Braves Group.

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

The term “Formula One Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2017, the Formula One Group (formerly the Liberty Media Group) is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, a minority equity investment in Time Warner, the recovery received in connection with the Vivendi lawsuit and cash, as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Formula One Group retains an intergroup interest in the Braves Group of approximately 15.1%, valued at $202 million, as of December 31, 2017. As of December 31, 2017, the Formula One Group had cash and cash equivalents of approximately $282 million, which includes $165 million of subsidiary cash.

Strategies and Challenges of Business Units

SIRIUS XM. SIRIUS XM is focused on several initiatives to increase its revenue. SIRIUS XM regularly evaluates its business plans and strategy. Currently, its strategies include:

•	the acquisition and pricing of unique or compelling programming;

•	the development and introduction of new features or services;
•	significant new or enhanced distribution arrangements;
•	investments in infrastructure, such as satellites, equipment or radio spectrum; and
•	acquisitions and investments, including acquisitions and investments that are not directly related to its satellite radio business.

SIRIUS XM faces certain key challenges in its attempt to meet these goals, including:

•	its ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service;
•	potential loss of subscribers due to economic conditions and competition from other entertainment providers;
•	competition for both listeners and advertisers, including providers of radio and other audio services;
•	the operational performance of its satellites;
•	the effectiveness of integration of acquired businesses and assets into its operations;
•	the performance of its manufacturers, programming providers, vendors, and retailers; and
•	unfavorable changes in legislation.

Formula 1. Formula 1’s goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

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

•	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets; and
•	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership.

Results of Operations—Consolidated

General. We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment, see “Results of Operations—Businesses” below.

Consolidated Operating Results

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$5,425	5,014	4,552
Total Liberty SiriusXM Group	5,425	5,014	4,552
Braves Group
Corporate and other	386	262	243
Total Braves Group	386	262	243
Formula One Group
Formula 1	1,783	—	—
Total Formula One Group	1,783	—	—
Consolidated Liberty	$7,594	5,276	4,795

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$1,588	1,386	1,073
Corporate and other	(41)	(34)	—
Total Liberty SiriusXM Group	1,547	1,352	1,073
Braves Group
Corporate and other	(113)	(61)	(38)
Total Braves Group	(113)	(61)	(38)
Formula One Group
Formula 1	17	—	—
Corporate and other	(57)	443	(81)
Total Formula One Group	(40)	443	(81)
Consolidated Liberty	$1,394	1,734	954

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$2,109	1,853	1,660
Corporate and other	(15)	(15)	—
Total Liberty SiriusXM Group	2,094	1,838	1,660
Braves Group
Corporate and other	2	(20)	3
Total Braves Group	2	(20)	3
Formula One Group
Formula 1	438	—	—
Corporate and other	(41)	(45)	(35)
Total Formula One Group	397	(45)	(35)
Consolidated Liberty	$2,493	1,773	1,628

Revenue. Our consolidated revenue increased $2,318 million and $481 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.

The 2017 increase was primarily driven by  $1,783 million of Formula 1 revenue, as a result of the Company’s acquisition of Formula 1 on January 23, 2017, and revenue growth at SIRIUS XM of $411 million. Additionally, Braves Holdings revenue increased $124 million during the year ended December 31, 2017, as compared to the prior year.

The 2016 increase was primarily driven by revenue growth at SIRIUS XM of $462 million. Additionally, Braves Holdings revenue increased $19 million during the year ended December 31, 2016, as compared to the prior year.

See  “Results of Operations—Businesses”  below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Operating income. Our consolidated operating income decreased $340 million and increased $780 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. Formula One Group operating income decreased $483 million during 2017 as compared to the prior year, largely due to the favorable one-time net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 17 of the accompanying consolidated financial statements. Liberty SiriusXM Group operating income increased $195 million and Braves Group operating loss increased $52 million during 2017 as compared to the prior year. Formula One Group operating income improved $524 million during 2016 as compared to the prior year, largely due to the Vivendi lawsuit settlement. In addition, Liberty SiriusXM Group operating income increased  $279 million during 2016 as compared to the prior year, partially offset by the Braves Group operating loss which increased $23 million during 2016 as compared to the prior year. See  “Results of Operations—Businesses”  below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

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

We recorded $230 million,  $150 million and $204 million of stock compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in stock compensation expense in 2017 as compared to the prior year is primarily due to increases of $37 million at Braves Holdings, $23 million at Formula 1 and $15 million at SIRIUS XM.

Upon acquisition of a controlling interest in SIRIUS XM, we recorded an adjustment to increase SIRIUS XM’s unvested stock-based compensation to fair value and amortized this adjustment through December 31, 2015. SIRIUS XM stock-based compensation expense in 2015 included $73 million of this purchase price amortization expense. This caused a decrease in 2016 stock-based compensation expense recognized by the Company, which was partially offset by a $25 million increase in stock-based compensation expense recognized by SIRIUS XM during 2016 as compared to the prior year.

As of December 31, 2017, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $30 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.7 years. As of December 31, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $242 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

See  “Results of Operations—Businesses”   below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Adjusted OIBDA. We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation), separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes.

During the fourth quarter of 2017 and 2016, SIRIUS XM recorded $45 million and $46 million, respectively, related to music royalty legal settlements and reserves. As separately reported in note 17 of the accompanying consolidated financial statements, the $45 million and $46 million of expenses are included in the Revenue share and royalties expense line item in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016, respectively, but have been excluded from Adjusted OIBDA for the corresponding periods as these expenses were not incurred as a part of the Company’s normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business.

SIRIUS XM recognized approximately $43 million, $40 million and $127 million of Revenue share and royalties within the consolidated statement of operations during the years ended December 31, 2017, 2016 and 2015, respectively, related to the SIRIUS XM legal settlement associated with SIRIUS XM’s use of certain pre-1972 sound recordings. As separately reported in note 17 of the accompanying consolidated financial statements, $108 million of the settlement amount recognized during the year ended December 31, 2015 was excluded from Adjusted OIBDA for the corresponding period, as this expense was not incurred as a part of SIRIUS XM’s normal operations for the period, and this lump sum amount did not relate to the on-going performance of the business. Subsequent to the settlement during June 2015, SIRIUS XM recognized $43 million,  $40 million and $19 million in 2017, 2016 and 2015, respectively, that is included as a component of Adjusted OIBDA.

Consolidated Adjusted OIBDA increased $720 million and $145 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods.

The increase in Adjusted OIBDA in 2017 as compared to the prior year was due to increases in Formula One Group Adjusted OIBDA of $442 million, Liberty SiriusXM Group Adjusted OIBDA of $256 million and Braves Group Adjusted OIBDA of $22 million.

The increase in Adjusted OIBDA in 2016 as compared to the prior year was primarily due to an increase in the Liberty SiriusXM Group Adjusted OIBDA of $178 million, partially offset by declines in Braves Group Adjusted OIBDA of $23 million and Formula One Group Adjusted OIBDA of $10 million.

See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(356)	(342)	(307)
Braves Group	(15)	(1)	(1)
Formula One Group	(220)	(19)	(20)
Consolidated Liberty	$(591)	(362)	(328)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$29	13	(1)
Braves Group	78	9	9
Formula One Group	(3)	(8)	(48)
Consolidated Liberty	$104	14	(40)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(16)	—	—
Braves Group	—	1	—
Formula One Group	(72)	36	(140)
Consolidated Liberty	$(88)	37	(140)

Other, net
Liberty SiriusXM Group	$(11)	(25)	—
Braves Group	3	—	—
Formula One Group	16	21	12
Consolidated Liberty	$8	(4)	12

	$(567)	(315)	(496)

Interest expense. Consolidated interest expense increased $229 million and $34 million for the years ended December 31, 2017 and 2016 as compared to the corresponding prior year periods, respectively. The increase in 2017 as compared to the prior year was primarily due to approximately $167 million of interest expense attributable to debt held at Formula 1, which we began consolidating on January 23, 2017 when we acquired Formula 1. The remaining increase in 2017 was due to an increase in the average amount of corporate, SIRIUS XM and other subsidiary debt outstanding.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$29	13	(1)
Total Liberty SiriusXM Group	29	13	(1)

Braves Group
Other	78	9	9
Total Braves Group	78	9	9

Formula One Group
Live Nation	(18)	(12)	(27)
Other	15	4	(21)
Total Formula One Group	(3)	(8)	(48)
	$104	14	(40)

During the year ended December 31, 2017, an equity method affiliate of Braves Holdings sold a controlling interest in a subsidiary, resulting in Braves Holdings recording its portion of the gain of $69 million.

The increase in our share of Live Nation’s earnings during 2016 was primarily due to an improvement in Live Nation’s net income during 2016, primarily driven by an improvement in operating income and increased equity in earnings of Live Nation’s nonconsolidated affiliates during the year. The improvement in Live Nation’s net income during 2016 was partially offset by a loss on extinguishment of its senior secured credit facility during 2016. Accordingly, the Company relieved a portion of the underlying difference in the equity of Live Nation related to the debt extinguished during 2016.

Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Fair Value Option Securities	$(36)	112	(151)
Debt measured at fair value	(126)	(113)	(5)
Change in fair value of bond hedges	72	37	23
Other derivatives	2	1	(7)
	$(88)	37	(140)

The losses on Fair Value Option Securities (as defined in note 3 of our accompanying consolidated financial statements) during 2017 and 2015 are primarily due to general decreases in market valuation adjustments during the respective years. The gain on Fair Value Option Securities during 2016 is primarily due to a general increase in market valuation adjustments during the year.

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value, as elected by Liberty at the time of issuance of the notes. At the same time, Liberty entered into a bond hedge transaction on the same amount of underlying shares. These derivatives are marked to fair value on a recurring basis. The primary driver of the change in the fair value of bond hedges in 2017 as compared to the prior year is the change in the fair value of the underlying stock.

Other, net. The gain in 2017 was primarily due to a $19 million increase in interest and dividend income and a $12 million increase in gains on transactions, partially offset by a $24 million increase in losses on early extinguishment of debt, primarily related to the redemption of certain debt at SIRIUS XM. The loss in 2016 was primarily due to a $24 million loss on extinguishment of SIRIUS XM’s redemption of its 5.875% Senior Notes due 2020 during the year, partially offset by approximately $18 million in dividend and interest income, primarily due to dividends on Time Warner shares. The gain in 2015 was primarily due to $17 million in dividend and interest income, primarily due to dividends on Time Warner shares, partially offset by losses on disposals of property, plant and equipment.

Income taxes. Our effective tax rate for the years ended December 31, 2017, 2016 and 2015 was a benefit of 129% and expense of 35% and 46%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

•

During 2017, in connection with the initial analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), as discussed in note 11 of the accompanying consolidated financial statements, the Company recorded a discrete net tax benefit, primarily driven by the corporate tax rate reduction.

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

Net earnings. We had net earnings of $1,890 million,  $924 million and $248 million for the years ended December 31, 2017, 2016 and 2015, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2017, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of December 31, 2017, Liberty’s liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Fair Value Option
	Equivalents	AFS Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$69	—
Corporate and other	546	—
Total Liberty SiriusXM Group	615	—
Braves Group
Corporate and other	132	—
Total Braves Group	132	—
Formula One Group
Formula 1	165	—
Corporate and other	117	368
Total Formula One Group	282	368

To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, the Company has a controlling interest in SIRIUS XM which has significant cash flows provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facility at Formula 1 are not met. As of December 31, 2017, Liberty had fully drawn on the line of credit portion of the $750 million margin loan due 2018 and had $150 million available under the Live Nation Margin Loan. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2017	2016	2015
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,849	1,704	1,222
Braves Group cash provided (used) by operating activities	(42)	89	45
Formula One Group cash provided (used) by operating activities	(75)	378	(35)
Net cash provided (used) by operating activities	$1,732	2,171	1,232
Liberty SiriusXM Group cash provided (used) by investing activities	$(1,254)	(210)	(135)
Braves Group cash provided (used) by investing activities	(221)	(413)	(113)
Formula One Group cash provided (used) by investing activities	(1,662)	(641)	(38)
Net cash provided (used) by investing activities	$(3,137)	(1,264)	(286)
Liberty SiriusXM Group cash provided (used) by financing activities	$(267)	(1,319)	(1,123)
Braves Group cash provided (used) by financing activities	288	418	70
Formula One Group cash provided (used) by financing activities	1,847	355	(373)
Net cash provided (used) by financing activities	$1,868	(546)	(1,426)

Liberty’s primary use of cash during the year ended December 31, 2017 (excluding cash used by SIRIUS XM, Formula 1 and Braves Holdings) was the $1.6 billion net cash paid to acquire a controlling interest in Formula 1, as discussed in note 5 of the accompanying consolidated financial statements. This investment was funded by cash on hand, the issuance of Series C Liberty Formula One common stock to third parties and borrowings under new debt instruments.

SIRIUS XM’s primary uses of cash were the repayment of long-term debt, repurchase of outstanding SIRIUS XM common stock, investments in Pandora and SIRIUS XM Canada, additions to property and equipment resulting from new satellite construction, dividends paid to stockholders and the acquisition of Automatic Labs, Inc. (“Automatic”). The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand. During the year ended December 31, 2017, SIRIUS XM declared a cash dividend each quarter, and has paid in cash an aggregate amount of $190 million, of which Liberty has received $130 million. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.044 per share of common stock. On January 23, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock, payable on February 28, 2018 to stockholders of record at the close of business on February 7, 2018.

Braves Holdings incurred approximately $219 million of capital expenditures during the year ended December 31, 2017 related to the construction of the Braves Holdings ballpark facility and adjacent mixed-use complex. Braves Holdings’ capital expenditures were funded through the use of cash on hand and borrowings of debt.

The projected uses of Liberty cash (excluding SIRIUS XM’s, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in new or existing businesses, debt service, including repayment of the margin loans and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans and outstanding credit facilities. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. Subsequent to December 31, 2017, Liberty has made investments of approximately $389 million in other available for sale securities using SiriusXM Group corporate cash.

SIRIUS XM’s uses of cash are expected to be operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of outstanding debt. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments, as well as continued investment in its business. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development and new spring training facility. Liberty expects Braves Holdings to fund its projected uses of cash with borrowings under its existing debt instruments. See Item 1. Business – (c) Narrative Description of Business – Braves Holdings, LLC – Facilities.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

SIRIUS XM has entered into various programming agreements. Under the terms of these agreements, SIRIUS XM’s obligations include fixed payments, advertising commitments and revenue sharing arrangements. SIRIUS XM’s future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the schedule of contractual obligations below.

The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2017 aggregated $234 million. See the table below for more detail. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$13,810	770	981	1,111	10,948
Interest payments (2)	4,155	592	1,095	1,049	1,419
Programming fees (3)	1,285	331	565	227	162
Operating lease obligations	380	48	96	71	165
Employment agreements	234	121	77	36	—
Other obligations (4)	716	249	209	46	212
Total consolidated	$20,580	2,111	3,023	2,540	12,906

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2017, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2017 rates and (iii) assume that our existing debt is repaid at maturity.

(3)

SIRIUS XM has entered into various programming agreements under which SIRIUS XM’s obligations include fixed payments, advertising commitments and revenue sharing arrangements. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above.

(4)

Includes amounts due related to the Braves Holdings baseball stadium and mixed-use development and SIRIUS XM satellite and transmission, marketing and distribution, satellite incentive payments, and other contractual commitments. SIRIUS XM satellite and transmission commitments are attributable to agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. During the year ended December 31, 2016, SIRIUS XM entered into an agreement with Space Systems/Loral to design and build two satellites, SXM‑7 and SXM‑8, for SIRIUS XM’s service. SIRIUS XM marketing and distribution commitments primarily relate to payments to sponsors, retailers, automakers and radio manufacturers pursuant to marketing, sponsorship and distribution agreements to promote the SIRIUS XM brand. Boeing Satellite Systems International, Inc. and Space Systems/Loral, the manufacturers of SIRIUS XM’s in-orbit satellites, may be entitled to future in-orbit satellite incentive performance payments based on the expected operating performance of the satellites meeting their fifteen-year design life. Boeing may also be entitled to an additional $10 million if the XM‑4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, SIRIUS XM has entered into various agreements with third parties for general operating purposes.

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

As of December 31, 2017, the intangible assets not subject to amortization for each of our significant reporting units were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
SIRIUS XM	$14,247	8,600	931	23,778
Formula 1	3,956	—	—	3,956
Other	180	—	143	323
Consolidated	$18,383	8,600	1,074	28,057

We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets in the fourth quarter each year. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity no longer performs a hypothetical purchase price allocation to measure goodwill impairment. Instead, a goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit. The Company early adopted this guidance during the fourth quarter of 2017, with no impact to the consolidated financial statements.

Useful Life of Broadcast/Transmission System. SIRIUS XM’s satellite system includes the costs of satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellites, terrestrial repeater network and satellite uplink facilities. SIRIUS XM monitors its satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable.

SIRIUS XM operates two in-orbit Sirius satellites, FM‑5 and FM‑6. SIRIUS XM estimates that its FM‑5 and FM‑6 satellites, launched in 2009 and 2013, respectively, will operate effectively through the end of their depreciable lives in 2024 and 2028, respectively.

SIRIUS XM operates three in-orbit XM satellites, XM‑3, XM‑4 and XM‑5. SIRIUS XM estimates that its XM‑3 and XM‑4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively. The XM‑5 satellite that was launched in 2010, is used as an in-orbit spare and is expected to reach the end of its depreciable life in 2025.

SIRIUS XM’s satellites have been designed to last fifteen-years. SIRIUS XM’s in-orbit satellites may experience component failures which could adversely affect their useful lives. SIRIUS XM monitors the operating condition of its in-orbit satellites. If events or circumstances indicate that the depreciable lives of its in-orbit satellites have changed, the depreciable life will be modified accordingly. If SIRIUS XM were to revise its estimates, depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2017 would have resulted in approximately $21 million of additional depreciation expense.

Income Taxes. We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

Results of Operations—Businesses

Liberty SiriusXM Group

SIRIUS XM SIRIUS XM transmits its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services which are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

SIRIUS XM has agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles through which it acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM’s services. SIRIUS XM distributes its radios primarily through automakers, retailers and through its website. Satellite radio services are also offered to customers of certain rental car companies. SIRIUS XM’s primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly basis. SIRIUS XM offers discounts for prepaid, longer term subscription plans, as well as multiple subscription discounts. SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories and other ancillary services, such as weather, data and traffic services.

As of December 31, 2017, SIRIUS XM had approximately 32.7 million subscribers of which approximately 27.5 million were self-pay subscribers and approximately 5.2 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM’s weather, traffic and data services who do not also have satellite radio subscriptions. Subscribers and subscription related revenue and expenses associated with the SIRIUS XM Canada service, which had approximately 2.8 million subscribers as of December 31, 2017, and SIRIUS XM’s connected vehicle services are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. Prior to the acquisition of our controlling interest we maintained an investment in SIRIUS XM accounted for using the equity method. For comparison purposes we are presenting the stand alone results of SIRIUS XM prior to any purchase accounting adjustments in the current year for a discussion of the operations of SIRIUS XM. For the years ended December 31, 2017, 2016 and 2015, see the reconciliation of the results reported by SIRIUS XM to the results reported by Liberty included below. Additionally, as of December 31, 2017, there is an approximate 30% noncontrolling interest in SIRIUS XM, and the net earnings of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and its public filings, which are not incorporated by reference herein.

SIRIUS XM’s stand alone operating results were as follows:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Subscriber revenue	$4,472	4,197	3,825
Other revenue	953	820	745
Total revenue	5,425	5,017	4,570
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties (excluding legal settlements)	(1,166)	(1,062)	(927)
Programming and content	(361)	(333)	(284)
Customer service and billing	(381)	(383)	(375)
Other	(113)	(139)	(132)
Subscriber acquisition costs	(499)	(513)	(533)
Other operating expenses	(97)	(69)	(55)
Selling, general and administrative expenses	(699)	(662)	(621)
Adjusted OIBDA	2,109	1,856	1,643
Legal settlement	(45)	(46)	(108)
Stock-based compensation	(124)	(109)	(84)
Depreciation and amortization	(299)	(269)	(272)
Operating income	$1,641	1,432	1,179

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased 7% and 10% for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. The increases  were primarily attributable to increases in the daily weighted average number of subscribers as well as increases in SIRIUS XM’s average monthly revenue per subscriber resulting from certain rate increases.

Other revenue includes advertising revenue, equipment revenue, royalty revenue and other ancillary revenue. For the years ended December 31, 2017 and 2016, other revenue increased 16% and 10%, respectively, as compared to the corresponding prior year periods. The current year increase was driven by higher revenue from Sirius XM Canada due to the new Services Agreement and Advisory Services Agreement entered into in the second quarter of 2017, additional revenue from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate and higher revenue generated from SIRIUS XM’s connected vehicle services. The most significant change in other revenue during the prior year was an increase in revenue from the U.S. Music Royalty Fee due to an increase in number of subscribers and subscribers paying at a higher rate. Furthermore, advertising revenue increased during both periods due to a greater number of advertising spots sold and transmitted along with increased rates charged per spot.

Equipment revenue increased during the current year driven by royalty revenue on certain satellite radio components starting in the second quarter of 2016 due to SIRIUS XM’s transition to a new generation of chipsets and revenue from the sales of connected vehicle devices since the acquisition of Automatic, partially offset by lower revenue generated through satellite radio sales to distributors and consumers and lower OEM production. Equipment revenue increased during the prior year due to royalties from higher OEM production and an increase in royalty revenue on certain satellite radio components starting in the second quarter of 2016, partially offset by lower revenue generated through satellite radio sales to distributors and consumers. Increases in other revenue during 2016 were offset by lower non-

recurring engineering fees associated with SIRIUS XM’s connected vehicle services, lower activation revenue from SIRIUS XM Canada and a change in accounting for a programming contract in the third quarter of 2015.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties (excluding legal settlements) includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 10% and 15% during 2017 and 2016, respectively, as compared to the prior year periods. The increase during both years was primarily due to greater revenue subject to royalty and revenue sharing agreements and increases in the statutory royalty rate for the performance of sound recordings. During the fourth quarters of 2017 and 2016, SIRIUS XM recorded $45 and $46 million, respectively, related to music royalty legal settlements and reserves. These expenses are included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016, respectively, but have been excluded from Adjusted OIBDA for the corresponding periods as these expenses  were not incurred as a part of the Company’s normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business. SIRIUS XM recognized $108 million during June 2015 for the portion of the $210 million Capitol Settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Records lawsuit settlement during June 2015. The $108 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2015 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. During 2015, SIRIUS XM began recognizing pre-1972 sound recording royalty expenses in connection with the Capitol Records lawsuit settlement. Revenue share and royalties expense in the table above includes $43 million, $40 million and $19 million attributable to the recognition of pre-1972 sound recording royalty expenses during 2017, 2016 and 2015, respectively.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 8% and 17% during 2017 and 2016, respectively, as compared to the corresponding prior years. The current year increase was due to the addition of video content rights, the payment for which started during the third quarter of 2016, as well as increased personnel related costs. The prior year increase resulted from renewed programming licenses as well as increased personnel related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense. Customer service and billing expense decreased 1% for the year ended December 31, 2017 and increased 2% for the year ended December 31, 2016, as compared to the corresponding prior years. The current year decrease was primarily due to a decline in call center agent rates and contact rates, partially offset by increased transaction fees based on a higher subscriber base. The prior year increase was primarily due to costs associated with a higher subscriber base driving greater bad debt expense, transaction fees and call center costs, partially offset by lower personnel related costs and classification of wireless transmission costs related to SIRIUS XM’s connected vehicle services to other expense in 2016.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services decreased 19% and increased 5% during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The current year decrease was driven by lower wireless costs associated with SIRIUS XM’s connected vehicle services, a reduction in terrestrial repeater costs as a result of the elimination of duplicative repeater sites, and lower sales to distributors and consumers, partially offset by increased Internet streaming costs and the incremental costs associated with the sale of connected vehicle devices since the acquisition of Automatic. The prior year increase was primarily due to a loss of approximately $13 million on the disposal of certain obsolete satellite and related parts during the second quarter of 2016. Excluding the losses on disposal of these assets, the increase was driven by inclusion of wireless transmission costs related to SIRIUS XM’s connected vehicle services that were previously recorded to Customer service and billing expense in 2015 and prior, partially offset by lower web streaming costs from in-sourcing certain activities.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the years ended December 31, 2017 and 2016, subscriber acquisition costs decreased 3% and 4%, respectively, as compared to the corresponding periods in the prior year. The current year decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets and a decrease in installations. The prior year decrease was driven by lower subsidized costs related to the transition of chipsets and reductions to OEM hardware subsidy rates, partially offset by higher radio installations.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the years ended December 31, 2017 and 2016, other operating expense increased 41% and 25%, respectively. The current year increase was driven by the development of SIRIUS XM’s connected vehicle services and additional costs associated with the development of SIRIUS XM’s audio and video streaming products. The prior year increase was driven primarily by the inclusion of personnel related costs from SIRIUS XM’s connected vehicle services that were previously recorded in Selling, general and administrative expense in 2015, partially offset by lower research and development costs.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense increased 6% and 7% for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. The current year increase was due to additional subscriber communications, retention programs and acquisition campaigns as well as higher personnel-related costs, partially offset by the timing of certain OEM marketing campaigns, lower legal costs, litigation reserves and consulting costs. The prior year increase was due to higher consulting and legal costs, additional subscriber communications, retention programs and acquisition campaigns related to SIRIUS XM’s subscriber growth and higher personnel-related costs.

Stock-based compensation increased 14% and 30% during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding periods in the prior year. The increase in the current year is primarily due to an increase in the number of awards granted. The increase in stock-based compensation expense during 2016 is primarily due to an increase in stock compensation related to restricted stock units issued during 2015 and 2016 as well as an increase in the fair value of the awards granted since January 1, 2015.

Depreciation and amortization increased 11% and decreased 1% during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding periods in the prior year. The increase in the current year was driven by the acceleration of amortization related to a shorter useful life of certain software as well as additional assets placed in-service. The decrease in the prior year was due to certain satellites reaching the end of their estimated service lives, partially offset by additional assets placed in service.

The following tables reconcile the results reported by SIRIUS XM, used for comparison purposes above to understand their operations, to the results reported by Liberty for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31, 2017
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$4,472	—	4,472
Other revenue	953	—	953
Total revenue	5,425	—	5,425
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(2,021)	—	(2,021)
Subscriber acquisition costs	(499)	—	(499)
Other operating expenses	(97)	—	(97)
Selling, general and administrative expenses	(699)	—	(699)
Adjusted OIBDA	2,109	—	2,109
Legal settlement	(45)	—	(45)
Stock-based compensation	(124)	—	(124)
Depreciation and amortization	(299)	(53)	(352)
Operating income	$1,641	(53)	1,588

	Year ended December 31, 2016
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$4,197	(3)	4,194
Other revenue	820	—	820
Total revenue	5,017	(3)	5,014
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,917)	—	(1,917)
Subscriber acquisition costs	(513)	—	(513)
Other operating expenses	(69)	—	(69)
Selling, general and administrative expenses	(662)	—	(662)
Adjusted OIBDA	1,856	(3)	1,853
Legal settlement	(46)	—	(46)
Stock-based compensation	(109)	—	(109)
Depreciation and amortization	(269)	(43)	(312)
Operating income	$1,432	(46)	1,386

	Year ended December 31, 2015
	As reported	Purchase
	by SIRIUS	Accounting	As reported
	XM	Adjustments	by Liberty
Subscriber revenue	$3,825	(18)	3,807
Other revenue	745	—	745
Total revenue	4,570	(18)	4,552
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services	(1,718)	35	(1,683)
Subscriber acquisition costs	(533)	—	(533)
Other operating expenses	(55)	—	(55)
Selling, general and administrative expenses	(621)	—	(621)
Adjusted OIBDA	1,643	17	1,660
Legal settlement	(108)	—	(108)
Stock-based compensation	(84)	(73)	(157)
Depreciation and amortization	(272)	(50)	(322)
Operating income	$1,179	(106)	1,073

Formula One Group

Formula 1. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with various Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives the majority of its revenue from race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Liberty acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date. Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016, which was accounted for as a cost method investment. Although Formula 1’s results are only included in Liberty’s results for the period from January 23, 2017 through December 31, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of Formula 1 for the full years ended December 31, 2017 and 2016, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The acquisition price allocation related to the Formula 1 business combination is preliminary. Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Formula 1 had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s pro forma operating results were as follows:

	Years ended December 31,
	2017	2016
	amounts in millions
Primary Formula 1 revenue	$1,483	1,502
Other Formula 1 revenue	301	294
Total Formula 1 revenue	1,784	1,796
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(1,221)	(1,256)
Selling, general and administrative expenses	(125)	(90)
Adjusted OIBDA	438	450
Stock-based compensation	(24)	—
Depreciation and amortization	(451)	(403)
Operating income (loss)	$(37)	47

Primary Formula 1 revenue represents the majority of Formula 1’s revenue and is derived from the following streams:

•	race promotion fees earned from granting the rights to host, stage and promote each Event on the World Championship calendar;
•	broadcasting fees earned from licensing the right to broadcast Events on television and other platforms, including the internet; and
•	advertising and sponsorship fees earned from the sale of World Championship and Event-related advertising and sponsorship rights.

Pro forma Primary Formula 1 revenue decreased by $19 million during the year ended December 31, 2017, as compared to the corresponding period in the prior year. The decrease was due to one less Event during 2017 compared to 2016 and legacy contractual terms of one Event, which provided a one time significant decrease in race promotion fees after the 2016 season through the remaining term of that contract. These decreases in race promotion revenue were partially offset by the impact of other contractual increases. Broadcasting revenue increased during the year ended December 31, 2017 as compared to the same period in the prior year due to the impact of certain contractual rate increases, partially offset by the net adverse impact of weaker prevailing foreign currency exchange rates used to translate a small number of fees that were not denominated in U.S Dollars into U.S. Dollars. Advertising and sponsorship revenue increased during the year ended December 31, 2017 as compared to the corresponding period in the prior year due to increased fees and growth in certain arrangements, partially offset by the non-renewal of two arrangements.

Other Formula 1 revenue is generated from the operation of the Paddock Club at most Events, freight and related logistical and travel services, support races at Events (either from the direct operation of the F2 and GP3 series which are owned by Formula 1 or from the licensing of other third party series or individual race events), various TV production and post-production activities, digital media services and other ancillary operations.

The $7 million increase in pro forma Other Formula 1 revenue during the year ended December 31, 2017, as compared to the corresponding period in the prior year was primarily attributable to higher logistics and digital media revenue, contributions from broadcasting in Ultra High Definition and higher hospitality revenue, partially offset by lower spend by GP3 series’ competing teams during 2017 due to it being the second year of the GP3 vehicle cycle.

	Years ended December 31,
	2017	2016
	amounts in millions
Team payments	$(919)	(966)
Other costs of Formula 1 revenue	(302)	(290)
Cost of Formula 1 revenue	$(1,221)	(1,256)

Pro forma Cost of Formula 1 revenue decreased approximately $35 million during the year ended December 31, 2017, as compared to the corresponding period in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments decreased by $47 million during the year ended December 31, 2017, as compared to the corresponding period in the prior year. The decreases in pro forma team payments during 2017 were attributable to the pro rata recognition impact of the cost recognition policy being applied to fixed and variable Prize Fund elements.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, F2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. The $12 million increase in other costs for the year ended December 31, 2017 as compared to the corresponding period in the prior year is due to increasing fan engagement activities, filming in Ultra High definition and higher freight, digital media and hospitality costs, partially offset by a lower circuit rights’ fee under the contractual arrangements of one Event and the impact of one less Event in the year.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Pro forma Selling, general and administrative expenses increased $35 million during the year ended December 31, 2017, respectively, as compared to the corresponding periods in the prior year. The increases in pro forma selling, general and administrative expense during 2017 were primarily driven by higher personnel, property, marketing and research costs and advisory fees, all due to the acquisition by Liberty of Formula 1, partially offset by an improvement in foreign exchange related gains and lower bad debt expense during the year ended December 31, 2017 as compared to the corresponding prior year period.

Stock-based compensation expense during 2017 relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management during March 2017, subsequent to the acquisition of Formula 1 by Liberty.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. The pro forma depreciation and amortization increased $48 million during the year ended December 31, 2017, as compared to the corresponding period in the prior year. The increase was driven by an increase in amortization expense related to intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Group

Braves Holdings. Braves Holdings is our wholly owned subsidiary that indirectly owns and operates the Atlanta Braves Major League Baseball club and five minor league baseball clubs (the Gwinnett Stripers, the Mississippi Braves, the Rome Braves, the Danville Braves and the GCL Braves). Braves Holdings also operates a baseball academy in the Dominican Republic and leases a baseball facility from a third party in connection with its academy. Braves Holdings had exclusive operating rights to Turner Field, the home stadium of the Atlanta Braves, until December 31, 2016 pursuant to an Operating Agreement with the Atlanta Fulton County Recreation Authority. Effective for the 2017 season, the Braves relocated to a new ballpark in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority and offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and are participating in the construction of an adjacent mixed-use development project, which we refer to as the Development Project.

Operating results attributable to the Braves Holdings were as follows.

	Year ended December 31,
	2017	2016	2015
	amounts in millions
Total revenue	$386	262	243
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(281)	(224)	(189)
Selling, general and administrative expenses	(98)	(54)	(51)
Adjusted OIBDA	7	(16)	3
Stock-based compensation	(46)	(9)	(10)
Depreciation and amortization	(67)	(32)	(31)
Operating income (loss)	$(106)	(57)	(38)

Revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball (“MLB”) revenue streams. For the years ended December 31, 2017 and 2016, revenue increased $124 million and increased $19 million, respectively, as compared to the corresponding prior years. The increase in 2017 as compared to 2016 was primarily due to increases in the number of tickets sold, the average ticket price, concession revenue and increases in revenue related to the Development Project. The increase in revenue for 2016 as compared to 2015 was due to a change in ballpark retail and concession sales and increased broadcasting revenue, as well as having more home games period over period (81 home games in 2016 versus 80 home games during 2015), although attendance per game and the average ticket price was lower in 2016 as compared to 2015. Braves Holdings brought its retail operations in-house during 2016 and engaged a new concessions operator for the 2016 season. These contractual changes resulted in increases in revenue, which were offset by corresponding increases in operating expenses. As a result, concession and retail revenue increased approximately $17 million during 2016 as compared to the prior year. Broadcast revenue increased approximately $4 million during the year ended December 31, 2016, as compared to the prior year. The increase in broadcast revenue was due to an increase in the number of home games during 2016 and contractual rate increases.

Other operating expense primarily includes costs associated with baseball and stadium operations. For the years ended December 31, 2017 and 2016, other operating expenses increased $57 million and increased $35 million, respectively, as compared to the corresponding prior years. The increase in 2017 as compared to 2016 was driven primarily by increases in player costs and higher concession, parking and security costs associated with the new stadium. The increase in 2016 as compared to 2015 was driven primarily by in-game retail and concession operations, as discussed above. Braves Holdings’ decision to operate its retail operations in-house during 2016 contributed to an increase in operating expenses due to additional staff positions related to the retail operations. Additionally, certain concessions expenses were incurred during 2016 associated with the Braves Holdings’ new concessions operator for the 2016 season. The 2016 increase was further impacted by the acceleration of player salary expense as a result of released and injured players as well as taxes imposed on ANLBC under the terms of the collective bargaining agreement related to certain international player signing bonuses paid by ANLBC during 2016. These increases were partially offset by overall lower player salaries during 2016.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $44 million and $3 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The increase in 2017 as compared to 2016 was primarily due to costs incurred with the new stadium and the write-off of certain contractual rights related to international players. The increase in 2016 as compared to 2015 was primarily attributable to additional advertising costs incurred during 2016.

Stock-based compensation increased $37 million and decreased $1 million during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The Braves Holdings three-year stock compensation plan was approved during May 2015. Stock-based compensation expense is attributable to awards vested during the periods presented. The increase in 2017 as compared to 2016 is due to an increase in the value of Braves Holdings and vesting of outstanding awards. The decrease in 2016 as compared to 2015 is attributable to a decrease in the valuation of outstanding Braves Holdings awards granted.

Depreciation and amortization increased $35 million and $1 million during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The increase during 2017 as compared to 2016 is due to an increase in property and equipment to support the Development Project. The increase during 2016 as compared to 2015 is primarily due to the acceleration of depreciation on certain assets associated with the termination of the Turner Field lease at the end of 2016.

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

As of December 31, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$1,050	3.3%	$6,511	5.1%
Braves Group	$417	3.2%	$250	3.4%
Formula One Group	$1,157	4.2%	$4,425	3.5%

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

At December 31, 2017, the fair value of our available-for-sale equity securities was $467 million. Had the market price of such securities been 10% lower at December 31, 2017, the aggregate value of such securities would have been $47 million lower. Additionally, our stock in Live Nation (an equity method affiliate) is a publicly traded security which is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II‑32. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II‑31 for Management’s Report on Internal Control Over Financial Reporting.

See page II‑34 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

In January 2017, the Company acquired Delta Topco Limited. As a result of the acquisition, the Company is reviewing the internal controls of Delta Topco Limited and is making appropriate changes as deemed necessary. Except for the changes in internal control at Delta Topco Limited, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty Media Corporation’s (the “Company”) management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company’s management believes that, as of December 31, 2017, its internal control over financial reporting is effective. The Company’s assessment of internal control over financial reporting did not include the internal controls of Delta Topco Limited which the Company acquired in the first quarter of 2017. The amount of total assets and revenue of Delta Topco Limited included in our consolidated financial statements as of and for the year ended December 31, 2017 was $9,461 million and $1,783 million, respectively.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10‑K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page II‑34 of this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and related notes, and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Delta Topco Limited during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Delta Topco Limited’s internal control over financial reporting associated with total assets of $9,461 million and total revenues of $1,783 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Delta Topco Limited.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Denver, Colorado
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2017 and the related notes (collectively, the  “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed their method of accounting for share-based payments in the year ended December 31, 2016, due to the adoption of FASB Accounting Standard Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
February 28, 2018

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,  2017 and 2016

	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,029	562
Trade and other receivables, net	358	240
Other current assets	376	227
Total current assets	1,763	1,029
Investments in available-for-sale securities and other cost investments (note 7)	1,114	1,309
Investments in affiliates, accounted for using the equity method (note 8)	1,750	1,117

Property and equipment, at cost	3,596	3,182
Accumulated depreciation	(1,055)	(830)
	2,541	2,352

Intangible assets not subject to amortization (note 9)
Goodwill	18,383	14,345
FCC licenses	8,600	8,600
Other	1,074	1,073
	28,057	24,018
Intangible assets subject to amortization, net (note 9)	6,131	1,072
Other assets	640	480
Total assets	$41,996	31,377

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,250	985
Current portion of debt (note 10)	768	5
Deferred revenue	1,941	1,877
Other current liabilities	20	5
Total current liabilities	3,979	2,872
Long-term debt, including $2,115 million and $1,546 million measured at fair value, respectively (note 10)	13,186	8,013
Deferred income tax liabilities (note 11)	1,478	2,025
Other liabilities	779	751
Total liabilities	$19,422	13,661

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2017 and 2016

	2017	2016
	amounts in millions
Stockholders' equity (notes 12,14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2017; issued and outstanding 102,701,972 shares at December 31, 2017 and 102,390,088 shares at December 31, 2016 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2017; issued and outstanding 10,243,259 shares at December 31, 2017 and 10,231,185 shares at December 31, 2016 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2017; issued and outstanding 25,649,611 shares at December 31, 2017 and 25,593,352 shares at December 31, 2016 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2017; issued and outstanding 9,821,531 shares at December 31, 2017 and 9,870,856 shares at December 31, 2016 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2017; issued and outstanding 981,860 shares at December 31, 2017 and 986,791 shares at December 31, 2016 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2017; issued and outstanding 2,454,448 shares at December 31, 2017 and 2,466,778 shares at December 31, 2016 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2017; issued and outstanding 223,588,953 shares at December 31, 2017 and 222,936,204 shares at December 31, 2016 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2017; issued and outstanding 39,723,440 shares at December 31, 2017 and 38,215,276 shares at December 31, 2016 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2017; issued and outstanding 202,720,588 shares at December 31, 2017 and 55,737,179 shares at December 31, 2016 (note 2)	2	1
Additional paid-in capital	3,892	87
Accumulated other comprehensive earnings (loss), net of taxes	(35)	(62)
Retained earnings	13,081	11,727
Total stockholders' equity	16,943	11,756
Noncontrolling interests in equity of subsidiaries	5,631	5,960
Total equity	22,574	17,716
Commitments and contingencies (note 17)
Total liabilities and equity	$41,996	31,377

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions
Revenue:
Subscriber revenue	$4,473	4,194	3,807
Formula 1 revenue	1,783	—	—
Other revenue	1,338	1,082	988
Total revenue	7,594	5,276	4,795
Operating costs and expenses, including stock-based compensation (note 3):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	1,210	1,109	1,035
Programming and content	388	354	267
Customer service and billing	385	387	380
Other	119	144	141
Cost of Formula 1 revenue	1,219	—	—
Subscriber acquisition costs	499	513	533
Other operating expenses	394	306	262
Selling, general and administrative	1,162	886	861
Legal settlement, net (note 17)	—	(511)	—
Depreciation and amortization	824	354	362
	6,200	3,542	3,841
Operating income (loss)	1,394	1,734	954
Other income (expense):
Interest expense	(591)	(362)	(328)
Share of earnings (losses) of affiliates, net (note 8)	104	14	(40)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(88)	37	(140)
Other, net	8	(4)	12
	(567)	(315)	(496)
Earnings (loss) from continuing operations before income taxes	827	1,419	458
Income tax (expense) benefit (note 11)	1,063	(495)	(210)
Net earnings (loss)	1,890	924	248
Less net earnings (loss) attributable to the noncontrolling interests	536	244	184
Net earnings (loss) attributable to Liberty stockholders	$1,354	680	64

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty Media Corporation common stock	$—	377	64
Liberty SiriusXM common stock	1,124	297	—
Liberty Braves common stock	(25)	(30)	—
Liberty Formula One common stock	255	36	—
	$1,354	680	64

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty Media Corporation common stock	NA	1.13	0.19
Series A, B and C Liberty SiriusXM common stock	3.35	0.89	NA
Series A, B and C Liberty Braves common stock	(0.51)	(0.65)	NA
Series A, B and C Liberty Formula One common stock	1.23	0.43	NA
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty Media Corporation common stock	NA	1.12	0.19
Series A, B and C Liberty SiriusXM common stock	3.31	0.88	NA
Series A, B and C Liberty Braves common stock	(0.51)	(0.65)	NA
Series A, B and C Liberty Formula One common stock	1.21	0.42	NA

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions
Net earnings (loss)	$1,890	924	248
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(3)	—	—
Foreign currency translation adjustments	24	4	(42)
Share of other comprehensive earnings (loss) of equity affiliates	14	(14)	(7)
Other comprehensive earnings (loss)	35	(10)	(49)
Comprehensive earnings (loss)	1,925	914	199
Less comprehensive earnings (loss) attributable to the noncontrolling interests	544	245	165
Comprehensive earnings (loss) attributable to Liberty stockholders	$1,381	669	34
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$—	382	34
Liberty SiriusXM common stock	1,142	295	—
Liberty Braves common stock	(28)	(30)	—
Liberty Formula One common stock	267	22	—
	$1,381	669	34

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2017,  2016 and 2015

	2017	2016	2015
	amounts in millions
	(see note 5)
Cash flows from operating activities:
Net earnings (loss)	$1,890	924	248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	824	354	362
Stock-based compensation	230	150	204
Share of (earnings) loss of affiliates, net	(104)	(14)	40
Realized and unrealized (gains) losses on financial instruments, net	88	(37)	140
Noncash interest expense	16	11	6
Losses (gains) on dilution of investment in affiliate	(3)	—	1
Loss on early extinguishment of debt	48	24	—
Deferred income tax expense (benefit)	(1,064)	427	175
Other charges (credits), net	4	30	19
Changes in operating assets and liabilities
Current and other assets	50	25	(208)
Payables and other liabilities	(247)	277	245
Net cash provided (used) by operating activities	1,732	2,171	1,232
Cash flows from investing activities:
Cash proceeds from dispositions of investments	21	62	175
Net cash paid for the acquisition of Formula 1	(1,647)	—	—
Proceeds (payments) from settlement of financial instruments, net	—	(1)	(322)
Investments in and loans to cost and equity investees	(862)	(784)	(19)
Repayment of loans and other cash receipts from cost and equity investees	—	48	—
Capital expended for property and equipment	(517)	(568)	(296)
Purchases of short term investments and other marketable securities	—	(258)	(174)
Sales of short term investments and other marketable securities	—	273	358
Other investing activities, net	(132)	(36)	(8)
Net cash provided (used) by investing activities	(3,137)	(1,264)	(286)
Cash flows from financing activities:
Borrowings of debt	6,697	2,745	2,213
Repayments of debt	(5,107)	(1,749)	(1,196)
Proceeds from issuance of Series C Liberty Formula One common stock	1,938	—	—
Repurchases of Liberty common stock	—	—	(350)
Shares repurchased by subsidiary	(1,409)	(1,674)	(2,018)
Proceeds from Liberty Braves common stock rights offering	—	203	—
Cash dividends paid by subsidiary	(60)	(16)	—
Taxes paid in lieu of shares issued for stock-based compensation	(135)	(58)	(80)
Other financing activities, net	(56)	3	5
Net cash provided (used) by financing activities	1,868	(546)	(1,426)
Effect of foreign exchange rate changes on cash and cash equivalents	4	—	—
Net increase (decrease) in cash and cash equivalents	467	361	(480)
Cash and cash equivalents at beginning of period	562	201	681
Cash and cash equivalents at end of period	$1,029	562	201

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2017,  2016 and 2015

	Stockholders' equity
															Accumulated		Noncontrolling
		Common Stock												Additional	other		interest in
	Preferred	Liberty Media Corporation			Liberty Sirius XM			Liberty Braves			Liberty Formula One			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	$1	$—	$2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(21)	$11,416	$8,778	$20,176
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	64	184	248
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(19)	(49)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	130	—	—	65	195
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(80)	—	—	—	(80)
Series A and Series C Liberty Media Corporation stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(350)	—	—	—	(350)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(150)	—	—	(1,866)	(2,016)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(47)	—	—	47	—
Reclassification (note 1)	—	—	—	—	—	—	—	—	—	—	—	—	—	499	—	(499)	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	—	9	7
Balance at December 31, 2015	—	1	—	2	—	—	—	—	—	—	—	—	—	—	(51)	10,981	7,198	18,131
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	680	244	924
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11)	—	1	(10)
Recapitalization of tracking stock groups	—	(1)	—	(2)	1	—	2	—	—	—	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	96	—	—	35	131
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	—	—	—	(58)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	7	—	—	—	7
Common stock issued pursuant to the Series C Liberty Braves common stock rights offering	—	—	—	—	—	—	—	—	—	—	—	—	—	203	—	—	—	203
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(130)	—	—	(1,544)	(1,674)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(28)	—	—	28	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	15
Cumulative adjustment for change in accounting principle (note 3)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	66	(1)	65
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Balance at December 31, 2016	—	—	—	—	1	—	2	—	—	—	—	—	1	87	(62)	11,727	5,960	17,716
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,354	536	1,890
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	27	—	8	35
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	129	—	—	35	164
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	—	—	—	(135)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	13	—	—	—	13
Shares issued in private placement transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	1,938	—	—	—	1,938
Shares issued as consideration in acquisition of Formula 1 (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	1	1,616	—	—	—	1,617
Initial recognition of conversion option on Delta Topco Exchangeable Notes (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	173	—	—	—	173
Shares issued in exchange for Delta Topco Exchangeable Notes (note 10)	—	—	—	—	—	—	—	—	—	—	—	—	—	352	—	—	—	352
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(369)	—	—	(1,034)	(1,403)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	186	179
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(60)	(60)
Noncontrolling interest activity of equity affiliates	—	—	—	—	—	—	—	—	—	—	—	—	—	31	—	—	—	31
Shares issued for subsidiary incentive plan	—	—	—	—	—	—	—	—	—	—	—	—	—	64	—	—	—	64
Balance at December 31, 2017	$—	$—	$—	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$3,892	$(35)	$13,081	$5,631	$22,574

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(1)  Basis of Presentation

The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty Spinco, Inc.; see discussion below pertaining to the Starz Spin-Off (defined below)) (“Liberty,” “we,” “our,” “us” or the “Company” unless the context otherwise requires) represent a consolidation of certain media and entertainment related assets and businesses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom. Our significant subsidiaries include Sirius XM Holdings Inc. (“SIRIUS XM”), Formula 1 and Braves Holdings, LLC (“Braves Holdings”). Our significant investment accounted for under the equity method of accounting is Live Nation Entertainment, Inc. (“Live Nation”). As discussed in notes 2 and 7, Liberty obtained a nearly 20% interest in Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business, during 2016 and acquired the remaining interests, other than a nominal number of shares held by certain Formula 1 teams, during January 2017.

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

Also in January 2013, Liberty obtained a controlling interest and began consolidating SIRIUS XM. SIRIUS XM, since the date of our investment, has repurchased approximately 2.5 billion SIRIUS XM shares for approximately $9.4 billion. Liberty continues to maintain a controlling interest in SIRIUS XM following the completion of the share repurchases. As of December 31, 2017, we owned approximately 70% of the outstanding equity interest in SIRIUS XM.

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

On November 4, 2014, Liberty completed the spin-off to its stockholders common stock of a newly formed company called Liberty Broadband Corporation (“Liberty Broadband”) (the “Broadband Spin-Off”). In the Broadband Spin-Off, record holders of Series A, Series B and Series C Liberty Media Corporation common stock received one share of the corresponding series of Liberty Broadband common stock for every four shares of common stock held by them as of the record date for the Broadband Spin-Off, with cash paid in lieu of fractional shares.

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

December 31, 2017, 2016 and 2015

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Liberty Interactive, Starz and Liberty Broadband following the Split-Off, Starz Spin-Off and Broadband Spin-Off, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive’s and Starz’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to each respective company. Liberty TripAdvisor, Liberty Broadband, CommerceHub and Expedia Holdings reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Liberty Interactive, Starz, Liberty TripAdvisor, Liberty Broadband and Expedia Holdings at Liberty’s corporate headquarters. Under these various agreements, approximately $24 million, $21 million and $23 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2017, 2016 and 2015, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index. The Lease Agreement expires on December 31, 2023 and contains an extension option.

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

December 31, 2017, 2016 and 2015

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

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay the Intergroup Note (as defined below) and for working capital purposes. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

common stock at a subscription price of $12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016. Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on the Intergroup Note and accrued interest to Liberty. The remaining proceeds were used for development costs attributed to the Braves Group. In September 2016, the IRS completed its review of the distribution of the Series C Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

Additionally, as a result of the Recapitalization, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 are now convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty Media Corporation common stock was reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard the Recapitalization-related adjustments to the outstanding Series A Liberty Media Corporation common stock warrants as well as the outstanding cash convertible note hedges and purchased call options. See note 10 for a more detailed discussion of the amendments made to these financial instruments as a result of the Recapitalization.

As discussed in more detail in note 5, on September 7, 2016 Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty’s interest in Delta Topco and by extension Formula 1 is attributed to the Liberty Formula One Group (the “Formula One Group”). Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). Liberty’s acquired interest in Formula 1, along with existing Formula 1 cash and debt (which is non-recourse to Liberty), is attributed to the Formula One Group.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as SIRIUS XM or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, and its margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2017, the Liberty SiriusXM Group has cash and cash equivalents of approximately $615 million, which includes $69 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. Liberty attributed to the Braves Group its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. Also upon the Recapitalization, Liberty had attributed to the Braves Group all liabilities arising under a note from Braves Holdings to Liberty, with a total capacity of up to $165 million of borrowings by Braves Holdings (the “Intergroup Note”) relating to funds borrowed and used for investment in the Development Project. As previously discussed, the $150 million outstanding under the Intergroup Note was repaid during June 2016 using proceeds from the subscription rights offering, and the Intergroup Note agreement was cancelled. The remaining proceeds were attributed to the Braves Group. As of December 31, 2017, the Braves Group has cash and cash equivalents of approximately $132 million, which includes $55 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. Liberty attributed to the Formula One Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, a minority equity investment in Time Warner, Inc. (“Time Warner”), the recovery received in connection with the Vivendi lawsuit, cash as well as Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. As of December 31, 2017, the Formula One Group has cash and cash equivalents of approximately $282 million, which includes $165 million of subsidiary cash.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2017. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Company’s board of directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the cancellation of the outstanding interest, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Annual Report on Form 10‑K for unaudited attributed financial information for Liberty’s tracking stock groups.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(3)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $12 million and $9 million at December 31, 2017 and 2016, respectively. Activity in the year ended December 31, 2017 included an increase of $57 million of bad debt charged to expense and $55 million of write-offs. Activity in the year ended December 31, 2016 included an increase of $56 million of bad debt charged to expense and $53 million of write-offs. Activity in the year ended December 31, 2015 included an increase of $47 million of bad debt charged to expense and $49 million of write-offs.

Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles (“GAAP”) permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statement of operations (the “fair value option”). Under other relevant GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty previously had entered into economic hedges for certain of its AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in Liberty’s statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company’s financial statements, Liberty elected the fair value option for certain of its AFS securities (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS equity securities for which the Company has elected the fair value option aggregated $467 million and $489 million as of December 31, 2017 and 2016, respectively.

Other investments in which the Company’s ownership interest is less than 20% and are not considered marketable securities are carried at cost.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag.

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the other, net line item. To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The Company continually reviews its equity investments and its AFS securities which are not Fair Value Option Securities to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12-month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company’s assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns for AFS securities which are not Fair Value Option Securities (as defined below) are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

Fair Value of Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company does not expect this new guidance will have a material impact to its consolidated financial statements or related disclosures.

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the Company’s derivatives are currently designated as hedges.

The fair value of certain of the Company’s derivative instruments are estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Considerable management judgment was required in estimating the Black-Scholes variables.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2017	December 31, 2016
		amounts in millions
Land	NA	$217	191
Buildings and improvements	10 - 40 years	974	144
Support equipment	3 - 20 years	514	316
Satellite system	15 years	1,676	1,668
Construction in progress	NA	215	863
Total property and equipment		$3,596	3,182

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $230 million, $186 million and $207 million, respectively.

A portion of the interest on funds borrowed to finance the construction of the Braves ballpark and mixed-use development as well as the launch of SIRIUS XM’s satellites and launch vehicles is capitalized. Capitalized interest is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2017 and 2016 was approximately $10 million and $8 million, respectively, which related to the construction of the Braves ballpark and mixed-use development during the years ended December 31, 2017 and 2016 and the construction of SIRIUS XM’s satellites during the year ended December 31, 2017.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives (collectively, “indefinite lived intangible assets”) are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year.

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity no longer performs a hypothetical purchase price allocation to measure goodwill impairment. Instead, a goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit. The Company early adopted this guidance during the fourth quarter of 2017.

The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period.

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty’s valuation analysis are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

December 31, 2017, 2016 and 2015

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

•

Certain revenue arrangements contain multiple products, services and right to use assets, such as SIRIUS XM’s bundled subscription plans. The applicable accounting guidance requires that such multiple deliverable revenue arrangements be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling price, which is determined using vendor specific objective evidence of the selling price of self-pay customers.

•

SIRIUS XM also earns revenue from U.S. Music Royalty Fees, which are recorded as revenue and as a component of Revenue share and royalties expense. Fees received from subscribers for the U.S. Music Royalty Fee are recorded as deferred revenue and amortized to revenue ratably over the service period.

•

SIRIUS XM revenue is reported net of any taxes assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in the consolidated statements of operations.

•

Formula 1 derives the majority of its revenue from race promotion, broadcasting and advertising and sponsorship arrangements. Revenue derived from broadcasting and advertising arrangements is recognized on an event by event basis, based on the fixed fee within the underlying contractual arrangement. Revenue from granting rights to host, stage and promote events is recognized upon the occurrence of the event. The revenue for event-based advertising is also recognized on occurrence of the events to which the underlying contract relates.

•

Formula 1 also earns revenue from teams and other parties for administering the shipment of cars and equipment to and from the events outside Europe, revenue from the sale of tickets to the Formula One Paddock Club event-based hospitality, various TV production and post-production activities, and revenue from other licensing of the Formula One brand. To the extent such revenue relates to services provided or rights associated with a specific event, the revenue is recognized upon occurrence of the related event.

•

Revenue for Braves Holdings ticket sales, broadcasting rights, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Prior to 2016, concession revenue was recognized as commissions were earned from the sale of food and beverage at the stadium in accordance with agreements with Braves Holdings’ concessions vendors. Beginning in 2016, Braves Holdings brought its retail operations in-house and engaged a new concessions operator. As a result, concession revenue is recognized on a per game basis during the baseball season. Major League Baseball (“MLB”) revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

clubs. Sources of MLB revenue include distributions from the MLB Central Fund, distributions from MLB Properties and revenue sharing income, if applicable.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. We will adopt this guidance under the modified retrospective transition method effective as of January 1, 2018.

SIRIUS XM has completed its evaluation of the impact of the new guidance on its revenue streams and expects the most significant impact to the classification of Revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription and the impact of the timing of recognition of activation revenue. Under the new standard, the payments associated with a paid promotional subscription will be treated as a reduction to the transaction price rather than as an expense. SIRIUS XM expects this change to reduce subscriber revenue by $90 million, along with a corresponding reduction to revenue share and royalties and subscriber acquisition costs. SIRIUS XM does not expect this change to have a significant impact to its net earnings. Additionally, within the consolidated balance sheets, upon adoption, the amount of revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription will be classified as a liability separate from deferred revenue. SIRIUS XM expects the adjustment will have an immaterial impact to retained earnings upon adoption.

Formula 1 and Braves Holdings have made significant progress toward completing their evaluation of the potential impact from adopting the new guidance on their primary revenue streams. Formula 1 is not expecting a material impact to revenue recognition for its primary revenue streams upon adoption of the new guidance. Braves Holdings expects a change in the timing of recognition of revenue under its long term contracts upon adoption of the new guidance, which we expect to result in an immaterial cumulative effect adjustment to retained earnings. The remaining primary revenue streams for Braves Holdings are not expected to be materially impacted upon adoption of the new guidance. Formula 1 and Braves Holdings continue to finalize the impact of the adoption of this new guidance on their financial statements, policies, controls and procedures.

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

December 31, 2017, 2016 and 2015

related to sponsorship and marketing activities to selling, general and administrative expense on a straight-line basis over the term of the agreement.

Cost of Formula 1 Revenue

Cost of Formula 1 revenue consists of team payments and hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, F2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities.

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

Advertising Costs

Advertising expense aggregated $311 million, $230 million and $210 million for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising costs are primarily attributable to costs incurred by SIRIUS XM. SIRIUS XM’s media-related advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred. These costs are reflected in selling, general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 14, Liberty has granted to its directors, employees and employees of its subsidiaries options and restricted stock to purchase shares of Liberty common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Cost of subscriber services:
Programming and content	$27	21	19
Customer service and billing	4	4	5
Other	5	5	8
Other operating expense	16	13	18
Selling, general and administrative	178	107	154
	$230	150	204

In March 2016, the FASB issued new accounting guidance on share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. We early adopted this new guidance in the third quarter of 2016. The Company applied the new guidance prospectively from January 1, 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016 in the amount of $66 million.

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

Earnings Attributable to Liberty Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares that were outstanding for the period at the Company. Diluted EPS presents the dilutive

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

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

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculation is based on the following weighted average shares outstanding (“WASO”) of Liberty’s common stock. Excluded from diluted EPS for the periods from January 1, 2016 through the Recapitalization and for the year ended December 31, 2015 are 23 million and 22 million potential common shares, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined and discussed in note 10) because their inclusion would be anti-dilutive.

	January 1, 2016 through April 15, 2016	Year ended December 31, 2015
	number of shares in millions
Basic WASO	335	338
Potentially dilutive shares	2	2
Diluted WASO	337	340

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the year ended December 31, 2017 are 22 million potentially dilutive shares of Liberty SiriusXM common stock, because their inclusion would be antidilutive.

	Year ended December 31, 2017	April 18, 2016 through December 31, 2016
	number of shares in millions
Basic WASO	336	335
Potentially dilutive shares	4	2
Diluted WASO	340	337

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the year ended December 31, 2017 are 2 million potentially dilutive shares of Liberty Braves common stock, because their inclusion would be antidilutive.

	Year ended December 31, 2017 (a)	April 18, 2016 through December 31, 2016 (a)(b)(c)
	number of shares in millions
Basic WASO	49	46
Potentially dilutive shares	10	9
Diluted WASO	59	55

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
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

(c)

As discussed in note 2, following the Recapitalization and Series C Liberty Braves common stock rights offering, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group was adjusted to 9,084,940 shares. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Braves Group has net earnings, the notional

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

shares representing the intergroup interest are included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. In periods where the Braves Group has net earnings, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Year ended December 31, 2017 (a)	April 18, 2016 through December 31, 2016 (a)
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(25)	(30)
Unrealized (gain) loss on the intergroup interest	15	27
Diluted earnings (loss) attributable to Liberty Braves shareholders	$(10)	(3)

(a)

Unrealized gains on the intergroup interest are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the gain would be antidilutive.

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the year ended December 31, 2017 are 5 million potentially dilutive shares of Liberty Formula One common stock, because their inclusion would be antidilutive.

	Year ended December 31, 2017	April 18, 2016 through December 31, 2016
	number of shares in millions
Basic WASO	207	84
Potentially dilutive shares	4	1
Diluted WASO	211	85

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

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB’s simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect this new guidance will have a material impact to its consolidated financial statements or related disclosures.

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$(484)	—	—
Intangibles not subject to amortization	4,039	—	—
Intangibles subject to amortization	5,499	—	—
Net liabilities assumed	(5,035)	—	—
Deferred tax liabilities	(475)	—	—
Fair value of equity consideration	(1,790)	—	—
Cash paid for acquisitions, net of cash acquired	$1,754	—	—

Stock repurchased by subsidiary not yet settled	$17	23	24

Cash paid for interest, net of amounts capitalized	$561	327	295

Cash paid for income taxes	$56	69	3

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(5)  Acquisitions

Formula 1

On September 7, 2016, Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1, a global motorsports business, from a consortium of sellers led by CVC Capital Partners (“CVC”). The transactions contemplated by the first purchase agreement were completed on September 7, 2016 and provided for Liberty’s acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis for $746 million, funded entirely in cash (which is equal to $821 million in consideration less a $75 million holdback that was repaid by Liberty to selling stockholders upon completion of the Second Closing). On October 27, 2016, under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest of Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. On January 23, 2017, Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a second closing under the second purchase agreement (and following the unwind of the first purchase agreement). Prior to the Second Closing, CVC continued to be the controlling shareholder of Formula 1, and Liberty did not have any voting interests or board representation in Formula 1. As a result, Liberty concluded that it did not have significant influence over Formula 1, and therefore our initial investment in Formula 1 was accounted for as a cost investment until the completion of the Second Closing, at which time we began consolidating Formula 1.

The transaction price for the acquisition represents an enterprise value for Formula 1 of approximately $8.0 billion and an equity value of approximately $4.4 billion, calculated at the time of the first closing. The total consideration at the time of closing was $4.7 billion, comprised of $3.05 billion of cash (including the investments made under the first purchase agreement during 2016) and approximately $1.6 billion of non-cash consideration represented by approximately 56 million newly issued shares of Series C Liberty Formula One common stock.

In connection with the transaction, Liberty entered into a $500 million margin loan on November 8, 2016, secured by shares of Live Nation and other public equity securities held by Liberty (the ‘‘Live Nation Margin Loan’’). No amounts were drawn on the Live Nation Margin Loan at December 31, 2016. Liberty drew approximately $350 million to use for the purchase of Formula 1, on January 23, 2017. See note 10 for additional discussion regarding the Live Nation Margin Loan.

At the Second Closing, the Company issued 62 million new shares of Series C Liberty Formula One common stock, which were subject to market co-ordination and lock-up agreements, to certain third party investors at a price per share of $25.00. As a result, the stock component of the consideration payable to the selling shareholders in the Formula 1 acquisition was decreased by 62 million shares, and the cash component of the consideration payable to the selling shareholders in the Formula 1 acquisition was increased by $1.55 billion.

Also concurrently with the Second Closing, the Company used a portion of the net proceeds of its $450 million cash offering of 1% Cash convertible Notes due 2023, as discussed in note 10, to increase the cash consideration payable to the selling shareholders by approximately $400 million. The additional 19 million shares of Series C Liberty Formula One common stock that would otherwise have been issued to the selling shareholders based on the per share purchase price of $21.26 were held in reserve by the Company for possible sale to the Formula 1 teams, until such opportunity expired in July of 2017.

In connection with the Second Closing, Delta Topco issued $351 million subordinated exchangeable notes, upon the conversion of certain outstanding Delta Topco loan notes, that bear interest at 2% per annum and mature in July 2019, exchangeable into cash or newly issued shares of Series C Liberty Formula One common stock (“Exchangeable Notes”). See note 10 for additional discussion of this debt instrument.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The final acquisition price allocation for Formula 1 is as follows:

Ownership interest held prior to the Second Closing	$759
Controlling interest acquired	3,939
Total acquisition price	$4,698

Cash and cash equivalents	$644
Receivables	136
Goodwill	3,956
Intangible assets subject to amortization	5,484
Other assets	153
Deferred revenue	(141)
Debt	(4,528)
Other liabilities assumed	(516)
Deferred tax liabilities	(490)
$4,698

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Formula 1 amortizable intangible assets were comprised of an agreement with the Fédération Internationale de l’Automobile (the “FIA,” and the agreement, the “FIA Agreement”) ($3.6 billion with a remaining useful life of approximately 35 years) and customer relationships of $1.9 billion with a weighted average remaining life of approximately 11.5 years. The FIA owns the World Championship and has granted Formula 1 the exclusive commercial rights to the World Championship until the end of 2110. During the fourth quarter of 2017, the preliminary purchase price allocation was adjusted, resulting in increases of $22 million to other assets and $11 million to other liabilities assumed and decreases of $12 million to goodwill and $1 million to deferred tax liabilities. None of the acquired goodwill is expected to be deductible for tax purposes. As of December 31, 2017, the valuation related to the acquisition of a controlling interest in Formula 1 and the acquisition price allocation are final.

Included in net earnings (loss) for the year ended December 31, 2017 is $261 million related to Formula 1’s operations since the date of acquisition.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Formula 1, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Formula 1 discussed above occurred on January 1, 2016, are as follows:

	Years ended
	December 31,
	2017	2016
	amounts in millions
Revenue	$7,595	7,072
Net earnings (loss)	$1,874	743
Net earnings (loss) attributable to Liberty stockholders	$1,338	499

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2017			December 31, 2016
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$804	804	—	289	289	—
Available-for-sale securities	$1,047	467	580	489	489	—
Financial instrument assets	$369	19	350	286	16	270
Debt	$2,115	—	2,115	1,546	—	1,546

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments. In addition, SIRIUS XM’s investment in Pandora Media, Inc. (“Pandora”) is classified as Level 2. See note 7 for information related to the investment in Pandora. The Company notes that these assets are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. The fair value of debt related instruments are based on quoted market prices but not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those available-for-sale securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2017	2016	2015

Fair Value Option Securities (a)	$(36)	112	(151)
Debt measured at fair value (b)	(126)	(113)	(5)
Change in fair value of bond hedges (c)	72	37	23
Other derivatives	2	1	(7)
	$(88)	37	(140)

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

(7)  Investments in Available-for-Sale Securities and Other Cost Investments

All marketable equity and debt securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statement of operations. The Company previously had entered into economic hedges for certain of its AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of those economic hedges were reflected in the Company’s statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company’s financial statements, the Company elected the fair value option for certain of its AFS securities (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Investments in AFS securities, including Fair Value Option Securities separately aggregated, and other cost investments are summarized as follows:

	December 31, 2017	December 31, 2016
	amounts in millions
Liberty SiriusXM Group
Fair Value Option Securities
Pandora (a)	$480	—
Other	100	—
Total attributed Liberty SiriusXM Group	580	—

Braves Group
Other AFS and cost investments	8	8
Total attributed Braves Group	8	8

Formula One Group
Fair Value Option Securities
Time Warner (b)	389	411
Other equity securities	78	78
Total Fair Value Option Securities	467	489
AFS and cost investments
Formula 1 (c)	—	759
Other AFS and cost investments	59	53
Total AFS and cost investments	59	812
Total attributed Formula One Group	526	1,301

Consolidated Liberty	$1,114	1,309

(a)	See below for details regarding SIRIUS XM’s investment in Pandora.
(b)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of December 31, 2017.
(c)	See note 5 for details regarding the Company’s acquisition of Formula 1.

Pandora

On September 22, 2017, a subsidiary of SIRIUS XM completed a $480 million investment in newly issued Series A convertible preferred stock of Pandora (the “Series A Preferred Stock”). Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners. The Series A preferred stock, including accrued but unpaid dividends, represents an approximate 19% interest in Pandora’s currently outstanding common stock and an approximate 16% interest on an as-converted basis.

The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017.

The investment includes a mandatory redemption feature on any date from and after September 22, 2022 and therefore the financial instrument has been treated as a debt security. As the investment includes a conversion option, SIRIUS XM has elected to account for this investment under the fair value option. Any gains (losses) associated with the change in fair value will be recognized in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations. A $17 million unrealized loss was recognized during the year ended December 31, 2017 on the investment in Pandora, including transaction costs.

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

Unrealized Holding Gains and Losses recorded in Accumulated other comprehensive earnings (loss)

There were no unrealized holding gains or losses related to investments in AFS securities at December 31, 2017 or 2016.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(8)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2017, and the carrying amount at December 31, 2016:

	December 31, 2017			December 31, 2016
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$672	164
Total Liberty SiriusXM Group			672	164

Braves Group
Other	NA	NA	145	61
Total Braves Group			145	61

Formula One Group
Live Nation (a)	34%	$2,965	756	731
Other	various	NA	177	161
Total Formula One Group			933	892
Consolidated Liberty			$1,750	1,117

(a)	See note 10 for details regarding the number and value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of December 31, 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$29	13	(1)
Total Liberty SiriusXM Group	29	13	(1)

Braves Group
Other (a)	78	9	9
Total Braves Group	78	9	9

Formula One Group
Live Nation	(18)	(12)	(27)
Other	15	4	(21)
Total Formula One Group	(3)	(8)	(48)
Consolidated Liberty	$104	14	(40)

(a)

During the year ended December 31, 2017, an equity method affiliate of Braves Holdings sold a controlling interest in a subsidiary, resulting in Braves Holdings recording its portion of the gain of $69 million.

SIRIUS XM Canada

In the acquisition of SIRIUS XM on January 18, 2013, Liberty acquired an interest in Sirius XM Canada Holdings, Inc. (“SIRIUS XM Canada”) which SIRIUS XM accounts for as an equity method affiliate. Liberty recognized the investment at fair value, based on the market price per share (level 1), on the date of acquisition.

On May 25, 2017, SIRIUS XM completed a recapitalization of SIRIUS XM Canada, which is now a privately held corporation.

SIRIUS XM now holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting power and equity interest held by two of SIRIUS XM Canada’s previous shareholders. The total consideration from SIRIUS XM to SIRIUS XM Canada, excluding transaction costs, during the year ended December 31, 2017 was $309 million, which included $130 million in cash and SIRIUS XM issued 35 million shares of its common stock with an aggregate value of $179 million to the holders of the shares of SIRIUS XM Canada acquired in the transaction. SIRIUS XM received common stock, non-voting common stock and preferred stock of SIRIUS XM Canada. SIRIUS XM owns approximately 591 million shares of preferred stock of SIRIUS XM Canada, which has a liquidation preference of one Canadian dollar per share. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM does not have the ability to direct the most significant activities that impact SIRIUS XM Canada’s economic performance.

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

December 31, 2017, 2016 and 2015

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

Under the legacy agreement, as of December 31, 2016, SIRIUS XM’s related party current assets balance primarily consisted of activation fees and streaming and chipset costs for which it was reimbursed. SIRIUS XM has approximately $10 million and $6 million in related party current assets as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the related party current asset balance included amounts due under the new services arrangements and certain amounts due related to transactions outside of the scope of the new services arrangements. At December 31, 2017 and 2016, SIRIUS XM has approximately $10 million and $11 million in related party liabilities, respectively, related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities in the Company’s consolidated balance sheets. SIRIUS XM recorded approximately $87 million, $46 million and $56 million in revenue for the years ended December 31, 2017, 2016 and 2015, respectively, associated with these various agreements in the Other revenue line in the consolidated statements of operations. SIRIUS XM Canada declared and paid dividends to SIRIUS XM of $4 million, $8 million and $16 million during the years ended December 31, 2017, 2016 and 2015, respectively. These dividends were first recorded as a reduction to SIRIUS XM’s investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

(9)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2016	$14,165	—	180	14,345
Other	—	—	—	—
Balance at December 31, 2016	14,165	—	180	14,345
Acquisitions (a) (b)	82	3,956	—	4,038
Balance at December 31, 2017	$14,247	3,956	180	18,383

(a)

On April 18, 2017, SIRIUS XM acquired Automatic Labs Inc., a connected vehicle device and mobile application company, for an aggregate purchase price of approximately $108 million, net of cash and restricted cash acquired. The excess purchase price over identifiable net assets of $82 million was recorded to goodwill.

(b)	See note 5 for details regarding the Formula 1 acquisition.

Other Intangible Assets Not Subject to Amortization

Other intangible assets not subject to amortization, not separately disclosed, are tradenames ($931 million and $930 million) at December 31, 2017 and 2016 and franchise rights owned by Braves Holdings ($143 million) as of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

December 31, 2017 and 2016. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. SIRIUS XM’s Federal Communications Commission (“FCC”) licenses are currently scheduled to expire in 2018, 2021, 2022 and 2025. Prior to expiration, SIRIUS XM is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes SIRIUS XM to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(157)	3,473	—	—	—
Customer relationships	2,684	(501)	2,183	830	(228)	602
Licensing agreements	330	(138)	192	316	(109)	207
Other	798	(515)	283	686	(423)	263
Total	$7,442	(1,311)	6,131	1,832	(760)	1,072

Customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $594 million, $168 million and $155 million for the years ended December 31, 2017, 2016 and 2015, respectively. Based on its amortizable intangible assets as of December 31, 2017, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2018	$611
2019	$598
2020	$502
2021	$469
2022	$433

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(10)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2017	2017	2016
Liberty SiriusXM Group
Corporate level notes and loans:
Margin loans	$750	750	250
Subsidiary notes and loans:
SIRIUS XM 5.75% Senior Notes due 2021	—	—	596
SIRIUS XM 5.25% Senior Secured Notes due 2022	—	—	405
SIRIUS XM 4.25% Senior Notes due 2020	—	—	497
SIRIUS XM 3.875% Senior Notes due 2022	1,000	992	—
SIRIUS XM 4.625% Senior Notes due 2023	500	497	496
SIRIUS XM 6% Senior Notes due 2024	1,500	1,488	1,487
SIRIUS XM 5.375% Senior Notes due 2025	1,000	991	990
SIRIUS XM 5.375% Senior Notes due 2026	1,000	990	989
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,486	—
SIRIUS XM Senior Secured Revolving Credit Facility	300	300	390
SIRIUS XM leases	11	11	14
Less deferred financing costs		(9)	(7)
Total Liberty SiriusXM Group	7,561	7,496	6,107
Braves Group
Subsidiary notes and loans:
Notes and loans	667	667	338
Less deferred financing costs		(5)	(10)
Total Braves Group	667	662	328
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023	1,000	1,146	1,076
1% Cash Convertible Notes due 2023	450	505	—
2.25% Exchangeable Senior Debentures due 2046	445	464	470
Live Nation Margin Loan	350	350	—
Other	35	35	37
Subsidiary notes and loans:
Bank Loans	3,302	3,314	—
Less deferred financing costs		(18)	—
Total Formula One Group	5,582	5,796	1,583
Total debt	$13,810	13,954	8,018
Less debt classified as current		(768)	(5)
Total long-term debt		$13,186	8,013

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013 Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 (“Convertible Notes”). The Convertible Notes will mature on October 15, 2023 unless earlier repurchased

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversion of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. Prior to the Recapitalization, the conversion rate for the Convertible Notes was 21.0859 shares of Series A Liberty Media Corporation common stock per $1,000 principal amount of Convertible Notes and an adjusted conversion price of $47.43 per share of Series A Liberty Media Corporation common stock.

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. As of December 31, 2017, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into the Bond Hedge Transaction. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2).  As of December 31, 2017, the basket price of the securities underlying the Bond Hedge Transaction was $50.24 per share. The bond hedge expires on October 15, 2023 and is included in other assets as of December 31, 2017 and 2016 in the accompanying consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments, in the accompanying consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. In connection with the Recapitalization, Liberty entered

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”). As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of December 31, 2017, the basket price of the securities underlying the Amended Warrant Transactions was $50.24 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

1% Cash Convertible Notes due 2023

In connection with the Second Closing on January 23, 2017, Liberty issued $450 million convertible cash notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes will be 27.1091 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities. As discussed in note 5, Liberty used a portion of the net proceeds of the 1% Convertible Notes to fund an increase to the cash consideration payable to the selling shareholders of Formula 1 by approximately $400 million.

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

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty used the net proceeds of the offering for the acquisition of an investment in Formula 1 during September 2016, as further described in note 5. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying consolidated statements of operations.

On October 22, 2016, AT&T Inc. (“AT&T”) and Time Warner announced that they entered into a definitive agreement under which AT&T will acquire Time Warner in a stock-and-cash transaction. The transaction is subject to approval by Time Warner shareholders and review by the U.S. Department of Justice, as well as potential review by the FCC. If the acquisition is consummated, in accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration would be paid as an extraordinary additional

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

distribution to holders of debentures and the stock portion of the acquisition consideration would become reference shares attributable to the debentures. Additionally, if the acquisition is consummated, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares would be distributed by the Company to holders of the debentures as an additional distribution.

Margin Loans

$750 Million Margin Loan due 2018

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement. Shares of common stock of certain of the Company’s equity affiliates and cost investments were pledged as collateral pursuant to this agreement. During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $750 million undrawn line of credit. The term loan and any drawn portion of the revolver bore interest at a rate of LIBOR plus an applicable spread between 1.75% and 2.50% (based on value of collateral) with the undrawn portion carrying a fee of 0.75%. Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part.

During October 2015, Liberty refinanced this margin loan arrangement for a similar financial instrument with a term loan of $250 million and a $1 billion undrawn line of credit. As of December 31, 2015, shares of SIRIUS XM and Live Nation were pledged as collateral pursuant to this agreement. The new term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement.

During October 2016, Liberty amended this margin loan arrangement to provide for a similar financial instrument with a term loan of $250 million and a $500 million undrawn line of credit, which is scheduled to mature during October 2018. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement, except shares of Live Nation common stock were no longer pledged as collateral under the new arrangement.  Borrowings outstanding under this margin loan bore interest at a rate of 3.24% per annum at December 31, 2017. As of December 31, 2017, the Company had fully drawn against the revolving line of credit and 1,138.4 million shares of SIRIUS XM common stock held by Liberty with a value of $6,102 million were pledged as collateral. As of December 31, 2017, the $750 million margin loan due 2018 is classified as current in the accompanying consolidated balance sheet. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an available borrowing capacity of $500 million with various financial institutions. This margin loan had a two year term, bore interest at a rate of LIBOR plus 2.25% and contained an undrawn commitment fee of 0.75% per annum. On December 12, 2017, the margin loan agreement was amended, extending the maturity date to December 12, 2019, and decreasing the interest rate to LIBOR plus 1.90% and the undrawn commitment fee to 0.60% per annum. Borrowings outstanding under this margin loan bore interest at a rate of 3.23% per annum as of December 31, 2017. Interest on the term loan is payable on the first business day of each calendar quarter. This loan was undrawn as of December 31, 2016. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the Second Closing, as discussed in notes 2 and 5. As of December 31, 2017, availability under the Live Nation Margin Loan was $150 million. 53.7 million shares of the Company’s Live Nation common stock with a value of $2,288 million and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

other investments with a value of $57 million were pledged as collateral to the loan as of December 31, 2017. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM Senior Notes and Senior Secured Revolving Credit Facility

SIRIUS XM 5.75% Senior Notes Due 2021

During August 2013, SIRIUS XM issued $600 million of 5.75% Senior Notes due 2021 (“5.75% Notes”). Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 5.75% per annum. Substantially all of SIRIUS XM’s domestic wholly-owned subsidiaries guarantee SIRIUS XM’s obligations under the notes. The 5.75% Notes were issued for $594 million. On August 4, 2017, SIRIUS XM redeemed all of its 5.75% Notes for a total amount of $618 million. This redemption resulted in a loss on extinguishment of debt of approximately $21 million.

SIRIUS XM 5.25% Senior Secured Notes due 2022

In August 2012, SIRIUS XM issued $400 million aggregate principal amount of 5.25% Senior Secured Notes due 2022 (the “5.25% Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year at a rate of 5.25% per annum. On September 1, 2017, SIRIUS XM redeemed all of its 5.25% Notes for a total amount of $411 million. This redemption resulted in a loss on extinguishment of debt of approximately $14 million.

SIRIUS XM Senior Notes Due 2020 and 2023

In May 2013, SIRIUS XM issued $500 million of Senior Notes due 2020 which bear interest at an annual rate of 4.25% and $500 million of Senior Notes due 2023 which bear interest at an annual rate of 4.625%. SIRIUS XM received net proceeds of $989 million from the sale of the notes after deducting commissions, fees and expenses. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. Substantially all of SIRIUS XM’s domestic wholly-owned subsidiaries guarantee SIRIUS XM’s obligations under the notes. On July 27, 2017, SIRIUS XM redeemed all of its 4.25% Notes for a total amount of $510 million. This redemption resulted in a loss on extinguishment of debt of approximately $8 million.

SIRIUS XM Senior Notes Due 2022 and 2027

In July 2017, SIRIUS XM issued $1.0 billion aggregate principal amount of 3.875% Senior Notes due 2022 (the “3.875% Notes”) and $1.5 billion aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). For both series of notes, interest is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 3.875% Notes will mature on August 1, 2022 and the 5.00% Notes will mature on August 1, 2027.

SIRIUS XM 6% Senior Notes due 2024

In May 2014, SIRIUS XM issued $1.5 billion aggregate principal amount of 6% Senior Notes due 2024 (the “6% Notes”).  Interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 6% per annum. The 6% Notes will mature on July 15, 2024.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

SIRIUS XM Senior Secured Revolving Credit Facility

SIRIUS XM entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2020. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM’s assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility as of December 31, 2017 bore interest at a rate of 3.30% per annum. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% as of December 31, 2017 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. As of December 31, 2017, availability under the Credit Facility was $1,450 million.

Braves Holdings Notes and Loans

Braves Holdings’ debt is summarized as follows:

	Carrying value		As of December 31, 2017
	December 31,	December 31,	Borrowing	Weighted avg	Maturity
	2017	2016	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$98	61	185	2.43%	various
Ballpark funding
Term loan	55	10	55	3.06%	August 2021
Senior secured note	200	200	200	3.77%	August 2041
Floating rate notes	75	—	75	3.06%	September 2029
Mixed-use credit facilities (a)	200	67	237	3.85%	various
Spring training credit facility	39	—	40	2.56%	December 2022
Total Braves Holdings	$667	338	792

(a)	As discussed in note 7, 464 thousand Time Warner shares with a fair value of $42 million were pledged as collateral to certain mixed-use facilities as of December 31, 2017.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. The total cost of the ballpark was approximately $722 million,  of which approximately $392 million was funded by a combination of Cobb County, the Cumberland Improvement District and Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”) and approximately $330 million was funded by Braves Holdings. Funding for ballpark initiatives by Braves Holdings came from cash on hand and various debt instruments, as detailed above.

In addition, Braves Holdings through affiliated entities and outside development partners are in the process of developing the land around the ballpark for a mixed-use complex that features retail, residential, office, hotel and entertainment opportunities. The estimated cost for the mixed-use development, known as The Battery Atlanta, is $558 million, of which Braves Holdings affiliated entities are expected to fund approximately $470 million through a mix of approximately $200 million in equity and $270 million in new debt. As of December 31, 2017, approximately $419 million has been spent on the mixed-use development. Braves Holdings funded approximately $388 million of this amount through a mix of $188 million in equity and approximately $200 million in debt.

Formula 1 Notes and Loans

Bank Loans

Formula 1 had a first lien term loan denominated in Euros totaling $42 million, which was repaid on June 30, 2017. On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million. As part of a refinancing of the Senior Loan Facility in March 2017, $628 million of the Senior Loan Facility was considered repaid and then borrowed due to a change in the mix of counterparties in the Senior Loan Facility. As part of the refinancing in March 2017, the interest rate on the Senior Loan Facility was reduced from LIBOR plus 3.75% per annum to LIBOR plus 3.25% per annum, with a LIBOR floor on the U.S. Dollar denominated debt of 1%. In September 2017, the interest rate on the Senior Loan Facility was reduced to LIBOR plus 3.0% per annum. The interest rate on the Senior Loan Facility was approximately 4.57% as of December 31, 2017. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of December 31, 2017, Formula 1 has interest rate swaps on $2.5 billion of the $3.3 billion Senior Loan Facility in order to manage its interest rate risk.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum.

Formula 1 also had a second lien facility, which had $1 billion outstanding at the time of the acquisition of Formula 1 by Liberty. In May 2017, Liberty issued 12.9 million shares of Series C Liberty Formula One common stock and used the net proceeds of approximately $388 million to repay a portion of the second lien facility. Formula 1 fully repaid the second lien facility during the year ended December 31, 2017.

Delta Topco Limited Exchangeable Redeemable Loan Notes

As discussed in note 5, in connection with the Second Closing on January 23, 2017, Delta Topco issued the Exchangeable Notes upon the conversion of certain outstanding Delta Topco loan notes. The Exchangeable Notes bore interest at 2% per annum and were exchangeable into cash or newly issued shares of Series C Liberty Formula One common stock. Interest was payable by either, at the discretion of Delta Topco, (i) issuing payment-in-kind notes or

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(ii) cash. In September 2017, $323 million aggregate principal amount of Exchangeable Notes were exchanged for 14.5 million shares of Series C Liberty Formula One common stock. In November 2017, the remaining $27 million aggregate principal amount of Exchangeable Notes were exchanged for 1.2 million shares of Series C Liberty Formula One common stock.

The Exchangeable Notes were attributed to the Formula One Group. The debt host component of the Exchangeable Notes was recorded as debt, at fair value (level 2), with the related discount amortized using the effective interest rate method, while the embedded conversion option was recorded in additional paid-in capital. Upon settlement, the Company recorded a true-up to additional paid-in capital for the amount and type (shares of Series C Liberty Formula One common stock) of settlement.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. Braves Holdings’ term loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures. Additionally, SIRIUS XM’s Credit Facility, the Braves Holdings term loan, Formula 1 debt and other borrowings contain certain non-financial covenants. As of December 31, 2017, the Company, SIRIUS XM, Formula 1 and Braves Holdings were in compliance with all debt covenants.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM’s publicly traded debt securities is as follows (amounts in millions):

December 31,
2017
SIRIUS XM 3.875% Senior Notes due 2022	$1,002
SIRIUS XM 4.625% Senior Notes due 2023	$510
SIRIUS XM 6% Senior Notes due 2024	$1,587
SIRIUS XM 5.375% Senior Notes due 2025	$1,038
SIRIUS XM 5.375% Senior Notes due 2026	$1,039
SIRIUS XM 5.0% Senior Notes due 2027	$1,500

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2017.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2018	$770
2019	$544
2020	$437
2021	$59
2022	$1,052

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(11)  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the Tax Act provides a measurement period that should not extend beyond one year from the Tax Act enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

The corporate rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities which resulted in the net tax benefit in the period ending December 31, 2017. This net tax benefit is a provisional estimate. The Tax Act also provides for a mandatory one-time transition tax on deemed repatriated accumulated earnings and profits of foreign subsidiaries. Liberty estimates that its foreign subsidiaries have accumulated earnings and profits deficits and will not be subject to the transition tax. Based on a continued analysis of the estimate and further guidance and interpretations on the application of the law, additional revisions may occur throughout the allowable measurement period.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Current:
Federal	$38	(39)	(17)
State and local	(30)	(29)	(17)
Foreign	(9)	—	(1)
	(1)	(68)	(35)
Deferred:
Federal	578	(388)	(145)
State and local	(21)	(39)	(30)
Foreign	507	—	—
	1,064	(427)	(175)
Income tax benefit (expense)	$1,063	(495)	(210)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Computed expected tax benefit (expense)	$(289)	(497)	(160)
State and local income taxes, net of federal income taxes	(37)	(46)	(1)
Foreign income taxes, net of federal income taxes	88	—	—
Dividends received deductions	38	11	2
Taxable dividends not recognized for book purposes	(45)	(11)	—
Federal tax credits	22	67	—
Change in valuation allowance affecting tax expense	212	(1)	(44)
Change in tax rate due to Tax Act	929	—	—
Settlements with tax authorities	253	—	—
Income tax reserves	(22)	—	—
Non-deductible / Non-taxable interest	(60)	—	—
Write-off of tax attributes	(42)	—	—
Other, net	16	(18)	(7)
Income tax benefit (expense)	$1,063	(495)	(210)

For the year ended December 31, 2017, the significant reconciling items, as noted in the table above, are a net tax benefit for the effect of the changes in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes, a net tax benefit for a settlement reached by Formula 1 with the U.K. tax authorities and a net tax benefit for the effects of a new U.K. tax law that changed the Company’s judgment with respect to the future realization of U.K. tax losses.

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

December 31, 2017, 2016 and 2015

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2017	2016
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards and tax credits	$1,017	1,381
Accrued stock compensation	88	136
Other accrued liabilities	175	102
Deferred revenue	502	761
Discount on debt	26	—
Other future deductible amounts	22	20
Deferred tax assets	1,830	2,400
Valuation allowance	(112)	(50)
Net deferred tax assets	1,718	2,350
Deferred tax liabilities:
Investments	110	81
Fixed assets	326	330
Intangible assets	2,760	3,961
Discount on debt	—	3
Deferred tax liabilities	3,196	4,375
Net deferred tax liabilities	$1,478	2,025

SIRIUS XM’s deferred tax assets and liabilities are included in the amounts above although SIRIUS XM’s deferred tax assets and liabilities are not offset with Liberty’s deferred tax assets and liabilities as SIRIUS XM is not included in the consolidated group tax return of Liberty. Liberty’s acquisition of a controlling interest in SIRIUS XM’s outstanding common stock during January 2013 did not cause a change in control under Section 382 of the Code.

During the year ended December 31, 2017, the $62 million increase in the Company’s valuation allowance was primarily driven by a $274 million increase due to the acquisition of Formula 1, partially offset by changes in the valuation allowance affecting tax expense.

At December 31, 2017, the Company had federal and state net operating loss carryforwards for income tax purposes which, if not utilized to reduce taxable income in future periods, will expire on various dates through 2037. The Company’s federal net operating loss carryforwards are primarily attributable to those at the SIRIUS XM level ($1,977 million,  $415 million tax effected). The Company has U.K. net operating loss carryforwards for income tax purposes, which have no expiration under current U.K. law.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2017	2016	2015
	amounts in millions
Balance at beginning of year	$304	254	2
Reductions for tax positions of prior years	(1)	(1)	—
Increase in tax positions for current year	16	51	—
Increase in tax positions from prior years	37	—	252
Settlements with tax authorities	(423)	—	—
Increase in tax positions from acquisition	432	—	—
Balance at end of year	$365	304	254

As of December 31, 2017, the Company had recorded tax reserves of $365 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, approximately $257 million dollars would be reflected in the Company’s tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2017 will significantly increase or decrease during the twelve-month period ending December 31, 2018; however, various events could cause our current expectations to change in the future. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2017, the Company’s tax years prior to 2014 are closed for federal income tax purposes, and the IRS has completed its examination of the Company’s 2014 through 2016 tax years. The Company’s tax loss carryforwards from its 2011 through 2015 tax years are still subject to adjustment. The Company’s 2017 tax year is being examined currently as part of the IRS’s Compliance Assurance Process program. Various states are currently examining the Company’s prior years state income tax returns. SIRIUS XM, which does not consolidate with Liberty for income tax purposes, has certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2017, the Company had less than $1 million dollars in accrued interest and penalties recorded related to uncertain tax positions.

(12)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty’s board of directors. As of December 31, 2017, no shares of preferred stock were issued.

Common Stock

As discussed in note 2, on April 15, 2016, the Company completed the Recapitalization of its common stock into three new tracking stock groups, one designated as the Liberty SiriusXM common stock, one designated as the Liberty Braves common stock and one designated as the Liberty Media common stock. As further discussed in note 2, the Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Media common stock was renamed Liberty Formula One common stock on January 24, 2017 shortly after the Second Closing. The operating results prior to the Recapitalization are attributed to Liberty stockholders in the aggregate, and the operating results subsequent to the Recapitalization are attributed to the respective tracking stock groups.

As discussed in note 1, on July 23, 2014, holders of Series A and Series B Liberty Media Corporation common stock received a dividend of two shares of Series C Liberty Media Corporation common stock for each share of Series A or Series B Liberty Media Corporation common stock held by them as of July 7, 2014.

Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One common stock have one vote per share, Series B Liberty SiriusXM, Liberty Braves and Liberty Formula One common stock have ten votes per share and Series C Liberty SiriusXM, Liberty Braves and Liberty Formula One common stock have no votes per share except as otherwise required by Delaware law. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. All series of our common stock participate on an equal basis with respect to dividends and distributions.

Purchases of Common Stock

During the year ended December 31, 2015, the Company repurchased 9.2 million shares of Series A and Series C Liberty Media Corporation common stock for aggregate cash consideration of $350 million under the authorized repurchase program. All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance.

There were no repurchases of Liberty common stock made pursuant to the Company’s authorized repurchase program during the years ended December 31, 2016 and 2017.

Dividends Declared by Subsidiary

On October 26, 2016, SIRIUS XM’S board of directors declared the first quarterly dividend on SIRIUS XM common stock in the amount of $0.01 per share of common stock to stockholders of record on November 9, 2016. The dividend was paid in cash on November 30, 2016 in the amount of $48 million, of which Liberty received $32 million.

During the year ended December 31, 2017, SIRIUS XM declared a cash dividend each quarter, and has paid in cash an aggregate amount of $190 million, of which Liberty has received $130 million. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.044 per share of common stock. On January 23, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock, payable on February 28, 2018 to stockholders of record at the close of business on February 7, 2018.

(13)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2014, the Compensation Committee (the “Committee”) of Liberty approved a compensation arrangement, including term options as discussed in note 14, for its President and Chief Executive Officer (the “CEO”). The arrangement provides for a five year employment term which began on January 1, 2015 and ends December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year’s base salary, and an annual target cash bonus equal to 250% of the applicable year’s annual base salary. The arrangement also provides that, in the event the CEO is terminated for “cause,” he will be entitled only to his accrued base salary and any amounts due under applicable

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

law and he will forfeit all rights to his unvested term options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for “good reason,” he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and his unvested term options will generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If, however, the CEO terminates his employment without “good reason,” he will be entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates. Lastly, in the case of the CEO’s death or his disability, he is entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment of 1.5 times his base salary during the year of his termination, a payment equal to $11,750,000 pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and  for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

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

Chairman’s Employment Agreement

On December 12, 2008, the Committee determined to modify its employment arrangements with its Chairman of the Board, to permit the Chairman to begin receiving payments in 2009 in satisfaction of Liberty’s obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the “8% Plan”), compensation has been deferred by the Chairman since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 8% Plan aggregated approximately $2.4 million at December 31, 2008. Under the second plan (the “13% Plan”), compensation was deferred by the Chairman from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 13% Plan aggregated approximately $20 million at December 31, 2008. Both deferred compensation plans had provided for payment of the amounts owed to him in 240 monthly installments beginning upon termination of his employment. Under his salary

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

continuation plan, the Chairman would have been entitled to receive $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date of the first payment, (the “Base Amount”) per month for 240 months beginning upon termination of his employment. The amount owed to the Chairman under the salary continuation plan aggregated approximately $39 million at December 31, 2008. There is no further accrual of interest under the salary continuation plan once payments have begun.

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

The Committee also approved certain immaterial amendments to the Chairman’s employment agreement intended to comply with Section 409A of the Internal Revenue Code.

(14)  Stock-Based Compensation

Liberty—Incentive Plans

Pursuant to the Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), the company may grant Awards to purchase shares of Series A, Series B and Series C Liberty Media Corporation common stock. The 2017 Plan provides for Awards to be made in respect of a maximum of 50.0 million shares of Liberty Media Corporation common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards. The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

In connection with the Recapitalization during 2016, all outstanding Awards with respect to Liberty Media Corporation common stock (“Liberty Awards”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Award received new corresponding equity awards relating to shares of one or more series of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock (collectively, the “Adjusted Liberty Awards”).

All of the pre-Recapitalization value of the Liberty Awards was allocated among the Adjusted Liberty Awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Liberty—Grants of stock options

Awards granted in 2017, 2016 and 2015 are summarized as follows:

	Years ended December 31,
	2017		2016		2015
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty Media Corporation common stock, Liberty employees and directors (1)	NA	NA	10	$8.33	2,056	$13.62
Series C Liberty Media Corporation common stock, Liberty CEO (2)	NA	NA	775	$8.91	420	$12.15
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	263	$10.39	415	$7.50	NA	NA
Series C Liberty SiriusXM common stock, Liberty CEO (3)	920	$8.50	NA	NA	NA	NA
Series C Liberty Formula One common stock, Liberty employees and directors (1)	153	$9.42	101	$4.89	NA	NA
Series C Liberty Formula One common stock, Liberty CEO (3)	171	$8.96	NA	NA	NA	NA
Series C Liberty Formula One common stock, Formula 1 employees (4)	2,015	$8.16	NA	NA	NA	NA
Series C Liberty Braves common stock, Liberty employees and directors (1)	35	$6.14	41	$3.79	NA	NA
Series C Liberty Braves common stock, Liberty CEO (3)	149	$6.02	NA	NA	NA	NA

(1)	Mainly vests between three and five years for employees and in one year for directors.
(2)	Grant in 2016 cliff vested in December 2016; grant in 2015 cliff vested in March 2016. Grants were made in connection with the CEO’s employment agreement.
(3)	Grants in 2017 mainly cliff vested in December 2017.
(4)	Vest monthly over one year.

In addition to the stock option grants to the Liberty CEO, and in connection with his employment agreement, Liberty granted performance-based restricted stock units (“RSUs”). During the year ended December 31, 2017, Liberty granted 50 thousand RSUs of Series C Liberty Formula One common stock with a GDFV of $33.92 per share. During the years ended December 31, 2016 and 2015, Liberty granted 39 thousand RSUs and 34 thousand RSUs, respectively, of Series C Liberty Media Corporation common stock. Such RSUs had a GDFV of $37.76 per share and $38.20 per share, respectively. The 2017, 2016 and 2015 performance-based RSUs cliff vested in one year, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the year ended December 31, 2017.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

in 2017, 2016 and 2015, the range of expected terms was 3.5 to 6.7 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2017, 2016 and 2015 grants.

	Volatility
2017 grants
Liberty options	22.6%	-	29.8%
2016 grants
Liberty options	22.6%	-	26.8%
2015 grants
Liberty options	24.7%	-	36.7%

Liberty—Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

Liberty SiriusXM

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	2,018	$19.39
Granted	—	$—
Exercised	(392)	$17.74
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2017	1,626	$19.78	2.0	years	$32
Exercisable at December 31, 2017	1,615	$19.73	2.0	years	$32

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	11,008	$25.91
Granted	1,183	$37.65
Exercised	(810)	$18.14
Forfeited/Cancelled	(53)	$32.74
Outstanding at December 31, 2017	11,328	$27.66	4.1	years	$136
Exercisable at December 31, 2017	5,882	$25.77	3.6	years	$82

Liberty Formula One

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	455	$11.55
Granted	—	$—
Exercised	(55)	$10.55
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2017	400	$11.69	2.0	years	$8
Exercisable at December 31, 2017	397	$11.66	2.0	years	$8

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	2,611	$15.18
Granted	2,339	$34.04
Exercised	(177)	$11.08
Forfeited/Cancelled	(13)	$19.78
Outstanding at December 31, 2017	4,760	$24.59	5.0	years	$46
Exercisable at December 31, 2017	2,380	$24.42	4.7	years	$23

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Liberty Braves

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	189	$11.30
Granted	—	$—
Exercised	(10)	$8.83
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2017	179	$11.43	2.0	years	$2
Exercisable at December 31, 2017	178	$11.41	2.0	years	$2

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2017	1,073	$14.92
Granted	184	$23.37
Exercised	(21)	$9.05
Forfeited/Cancelled	(5)	$19.01
Outstanding at December 31, 2017	1,231	$16.27	4.1	years	$8
Exercisable at December 31, 2017	686	$15.71	3.7	years	$5

There were no outstanding Series B options to purchase shares of Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during 2017.

As of December 31, 2017, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $30 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of December 31, 2017, 13.0 million, 5.2 million and 1.4 million shares of Series A and Series C Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock Awards.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2017, 2016 and 2015 was $31 million, $24 million and $40 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Liberty—Restricted Stock

The Company had approximately 229 thousand, 137 thousand and 26 thousand unvested restricted shares of Liberty SiriusXM, Liberty Formula One, and Liberty Braves common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2017. These Series A and Series C unvested restricted shares of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Braves common stock had a weighted average GDFV of $25.30, $28.43, and $17.04 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2017, 2016 and 2015 was $85 million, $7 million and $2 million, respectively.

SIRIUS XM—Stock-based Compensation

During the year ended December 31, 2017, SIRIUS XM granted stock options and restricted stock units (“RSUs”) to its employees and members of its board of directors. During the years ended December 31, 2017 and 2016, SIRIUS XM also granted performance-based restricted stock units (“PRSUs”) to certain employees, the vesting of which is subject to the employee’s continuing employment and SIRIUS XM’s achievement of certain performance goals. The PRSUs awards cliff vest on the three-year anniversary of the grant date. SIRIUS XM also calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of SIRIUS XM’s option grants during 2017, 2016 and 2015 was 24%,  22% and 29%, respectively. During the year ended December 31, 2017, SIRIUS XM granted approximately 27.3 million stock options with a weighted-average exercise price of $5.49 per share and a grant date fair value of $1.17 per share. As of December 31, 2017, SIRIUS XM has approximately 280.5 million options outstanding of which approximately 131 million are exercisable, each with a weighted-average exercise price per share of $3.76 and $3.23, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $454 million and $279.1 million, respectively. During the year ended December 31, 2017, SIRIUS XM granted approximately 11.7 million RSUs and PRSUs with a grant date fair value of $5.35 per share. The stock-based compensation related to SIRIUS XM stock options and restricted stock awards was $124 million, $109 million and $157 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $242 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

(15)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $17 million, $13 million and $15 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(16)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty’s share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI
	amounts in millions
Balance at January 1, 2015	$(10)	—	(11)	(21)
Other comprehensive earnings (loss) attributable to Liberty stockholders	—	(23)	(7)	(30)
Balance at December 31, 2015	(10)	(23)	(18)	(51)
Other comprehensive earnings (loss) attributable to Liberty stockholders	1	1	(13)	(11)
Balance at December 31, 2016	(9)	(22)	(31)	(62)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(3)	16	14	27
Balance at December 31, 2017	$(12)	(6)	(17)	(35)

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2017:
Unrealized holding gains (losses) on securities arising during period	$(5)	2	(3)
Foreign currency translation adjustments	60	(22)	38
Other comprehensive earnings	$55	(20)	35
Year ended December 31, 2016:
Foreign currency translation adjustments	$(16)	6	(10)
Other comprehensive earnings	$(16)	6	(10)
Year ended December 31, 2015:
Foreign currency translation adjustments	$(77)	28	(49)
Other comprehensive earnings	$(77)	28	(49)

(17)  Commitments and Contingencies

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

December 31, 2017, 2016 and 2015

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2017 aggregated $234 million, which is payable as follows: $121 million in 2018,  $45 million in 2019,  $32 million in 2020,  $34 million in 2021, $2 million in 2022 and none thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Rental expense under such agreements amounted to $58 million, $52 million and $53 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A summary of future minimum lease payments under cancelable and noncancelable operating leases, as of December 31, 2017 follows (amounts in millions):

Years ending December 31:
2018	$48
2019	$50
2020	$46
2021	$39
2022	$32
Thereafter	$165

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2017.

Braves Holdings provided funding for the new stadium and the land during the initial construction period, until the initial reimbursement by the Authority in September 2015, at which time the land was conveyed to the Authority. Braves Holdings was deemed the owner (for accounting purposes) of the stadium during the construction period and costs were classified as construction in progress (“CIP”), within the Property and equipment, net line item. Costs of the project were captured in CIP along with a corresponding financing obligation, reported in other liabilities, for amounts funded by the Authority. At the end of the construction period in March 2017, the Company performed an analysis and determined that due to Braves Holdings’ continuing involvement with the property as a result of the purchase option at the end of the lease term, the stadium did not qualify for sale-leaseback accounting treatment. Accordingly, Braves Holdings applied the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

financing method of accounting whereby Braves Holdings began making license payments and amortizing the financing obligation to the Authority using the effective interest rate method over a 30 year term. The stadium was reclassified from CIP and placed into service on March 31, 2017. Also at this time, Braves Holdings began depreciating the stadium over a 45 year estimated useful life.

Programming and content

SIRIUS XM has entered into various programming agreements under which SIRIUS XM’s obligations include fixed payments, advertising commitments and revenue sharing arrangements. Amounts due under such agreements are payable as follows: $331 million in 2018, $306 million in 2019, $259 million in 2020, $175 million in 2021 and $52 million in 2022. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above.

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

In August 2013, SoundExchange, Inc. (“SoundExchange”) filed a complaint in the United States District Court for the District of Columbia (“SoundExchange I”) alleging that SIRIUS XM underpaid royalties for statutory licenses in violation of the regulations established by the Copyright Royalty Board (“CRB”) for the 2007-2012 period. SoundExchange principally alleges that SIRIUS XM improperly reduced its gross revenue subject to royalties by improperly deducting revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SIRIUS XM believes that it properly applied the gross revenue exclusions

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

contained in the regulations established by the CRB. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia in response to SIRIUS XM’s motion to dismiss the complaint, stayed the case on the grounds that the case properly should be pursued in the first instance before the CRB rather than the District Court. In its opinion, the District Court concluded that the gross revenue exclusions in the regulations established by the CRB for the 2007-2012 period were ambiguous and did not, on their face, make clear whether SIRIUS XM’s royalty calculation approaches were permissible under the regulations. In December 2014, SoundExchange filed a petition with the CRB requesting an order interpreting the applicable regulations.

On September 11, 2017, the CRB issued a ruling concluding that SIRIUS XM correctly interpreted the revenue exclusions applicable to pre-1972 recordings. Given the limitations on its jurisdiction, the CRB deferred to further proceedings in the District Court the question of whether SIRIUS XM properly applied those pre-1972 revenue exclusions when calculating its royalty payments. The Judges also concluded that SIRIUS XM improperly claimed a revenue exclusion based on its Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge.”

SIRIUS XM has filed a notice of appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. SIRIUS XM expects that the ruling by the CRB in this matter will be transmitted back to the District Court for further proceedings, such as adjudication of claims relating to damages and defenses, although those proceedings may be delayed pending the appeal of the Judges’ interpretative decision. SIRIUS XM believes it has substantial defenses to those SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

This matter is captioned SoundExchange, Inc. v. Sirius XM Radio, Inc., No. 13-cv-1290-RJL (D.D.C.); the Copyright Royalty Board referral was adjudicated under the caption Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Information concerning SoundExchange I is publicly available in filings under the docket numbers.

On December 12, 2017, SoundExchange filed a second action against SIRIUS XM under the Copyright Act in the United States District Court for the District of Columbia (“SoundExchange II”). This action includes claims that SoundExchange has also attempted to add to the SoundExchange I litigation through a proposed amended complaint. SoundExchange alleges that SIRIUS XM has systematically underpaid it for SIRIUS XM’s statutory license by impermissibly understating SIRIUS XM’s gross revenue, as defined in the applicable regulations and, in certain cases, understating the compensable performances of recordings on SIRIUS XM’s internet radio service. Specifically, the complaint in SoundExchange II alleges that: from at least 2013 through the present, SIRIUS XM improperly excluded from gross revenue a portion of SIRIUS XM’s revenue received from its Premier and All Access packages attributable to premium channels; at least between 2010 and 2012, SIRIUS XM improperly excluded late fees received from subscribers from the calculation of gross revenue; at least between 2010 and 2012, SIRIUS XM improperly excluded certain credits, adjustments and bad debt for which the underlying revenue had never been included in the first instance; at least between 2010 and 2012, SIRIUS XM improperly deducted from gross revenue certain transaction fees and other expenses—for instance, credit card processing fees, collection fees and sales and use taxes—that are not permitted by the CRB regulations; at least between 2010 and 2012, SIRIUS XM improperly deducted amounts attributable to performances of recordings claimed to be directly licensed on both SIRIUS XM’s satellite radio and internet radio services, even though they were not; at least between 2010 and 2012, SIRIUS XM improperly excluded from royalty calculations performances of recordings less than thirty seconds long under the provisions of the CRB regulations and the Webcaster Settlement Agreement; from 2010 through 2012, SIRIUS XM excluded from royalty calculations performances of songs on its internet radio services that SIRIUS XM claimed it was unable to identify; SIRIUS XM owes associated late fees for the previously identified underpayments under the applicable CRB regulations; and SIRIUS XM has underpaid SoundExchange by an

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

amount exceeding 10% of the royalty payment and SIRIUS XM is therefore obligated to pay the reasonable costs of an audit. SIRIUS XM believes that it properly applied in all material respects the regulations established by the CRB. SoundExchange is seeking compensatory damages in an amount to be determined at trial from the alleged underpayments, unspecified late fees and penalties pursuant to the CRB’s regulations and the Webcaster Settlement Agreement and costs, including reasonable attorney fees and expenses.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No. 17-cv-02666-RJL (D.D.C.). Information concerning SoundExchange II is publicly available in filings under the docket number. As of December 31, 2017, SIRIUS XM concluded that a loss, in excess of its recorded liabilities, was considered remote in connection with SoundExchange I or SoundExchange II. The assumptions underlying SIRIUS XM’s conclusions may change from time to time and the actual loss may vary from the amounts recorded.

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

SIRIUS XM recognized $108 million during June 2015 for the portion of the $210 million Capitol Settlement related to SIRIUS XM’s use of pre-1972 sound recordings for the periods prior to the Capitol Settlement during June 2015. The $108 million expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2015 but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as a part of the Company’s normal operations for the period, and this lump sum amount does not relate to the on-going performance of the business. SIRIUS XM recognized approximately $43 million, $40 million and $19 million to Revenue share and royalties within the consolidated statement of operations with respect to the Capitol Settlement subsequent to the settlement date related to SIRIUS XM’s use of pre-1972 sound recordings during the years ended December 31, 2017, 2016 and 2015, respectively, and is included as a component of Adjusted OIBDA.

Additionally, during the fourth quarters of 2017 and 2016, SIRIUS XM recorded $45 million and $46 million, respectively, related to music royalty legal settlements and reserves. The expenses are included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016, respectively, but have been excluded from Adjusted OIBDA for the corresponding periods as these expense were not incurred as a part of the Company’s normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business.

On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against SIRIUS XM in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that SIRIUS XM violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of SIRIUS XM’s internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting SIRIUS XM from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or SIRIUS XM’s internal Do-Not-Call registry. SIRIUS XM believes it has substantial defenses to the claims asserted in this action, and intends to defend this action vigorously.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(18)  Information About Liberty’s Operating Segments

The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company’s annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation, as discussed below.

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, the Company reviews nonfinancial measures such as subscriber growth and penetration.

The Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

The Company has identified the following subsidiaries as its reportable segments:

•

SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service. SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems—the Sirius system and the XM system. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services. SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

•

Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. The Company acquired a controlling interest in Formula 1 on January 23, 2017, at which time it began consolidating the results of the Formula 1 business.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company’s summary of significant policies.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Performance Measures

	Years ended December 31,
	2017		2016		2015
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$5,425	2,109	5,014	1,853	4,552	1,660
Corporate and other	—	(15)	—	(15)	—	—
Total Liberty SiriusXM Group	5,425	2,094	5,014	1,838	4,552	1,660
Braves Group
Corporate and other	386	2	262	(20)	243	3
Total Braves Group	386	2	262	(20)	243	3
Formula One Group
Formula 1	1,783	438	—	—	—	—
Corporate and other	—	(41)	—	(45)	—	(35)
Total Formula One Group	1,783	397	—	(45)	—	(35)
Total	$7,594	2,493	5,276	1,773	4,795	1,628

Other Information

	December 31, 2017			December 31, 2016
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,837	672	288	26,978	164	206
Corporate and other	693	—	—	73	—	—
Total Liberty SiriusXM Group	28,530	672	288	27,051	164	206
Braves Group
Corporate and other	1,866	145	219	1,548	61	360
Total Braves Group	1,866	145	219	1,548	61	360
Formula One Group
Formula 1	9,461	—	8	NA	NA	NA
Corporate and other	2,341	933	2	2,995	892	2
Total Formula One Group	11,802	933	10	2,995	892	2
Elimination (1)	(202)	—	—	(217)	—	—
Consolidated Liberty	$41,996	1,750	517	31,377	1,117	568

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$2,493	1,773	1,628
Legal settlement (note 17)	(45)	465	(108)
Stock-based compensation	(230)	(150)	(204)
Depreciation and amortization	(824)	(354)	(362)
Operating income (loss)	1,394	1,734	954
Interest expense	(591)	(362)	(328)
Share of earnings (losses) of affiliates, net	104	14	(40)
Realized and unrealized gains (losses) on financial instruments, net	(88)	37	(140)
Other, net	8	(4)	12
Earnings (loss) from continuing operations before income taxes	$827	1,419	458

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
United States	$5,724	5,230	4,739
United Kingdom	1,783	—	—
Other	87	46	56
	$7,594	5,276	4,795

Long-lived Assets by Geographic Area

	December 31,
	2017	2016
	amounts in millions
United States	$2,529	2,352
United Kingdom	12	—
	$2,541	2,352

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(19)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2017:
Revenue	$1,395	2,140	2,065	1,994
Operating income (loss)	$259	422	382	331
Net earnings (loss)	$44	156	261	1,429
Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$124	123	183	694
Liberty Braves common stock	$(49)	(2)	22	4
Liberty Formula One common stock	$(96)	(27)	(37)	415
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.37	0.37	0.54	2.07
Liberty Braves common stock	$(1.00)	(0.04)	0.45	0.08
Liberty Formula One common stock	$(0.55)	(0.13)	(0.17)	1.80
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.37	0.36	0.54	2.04
Liberty Braves common stock	$(1.00)	(0.04)	0.45	0.07
Liberty Formula One common stock	$(0.55)	(0.13)	(0.17)	1.79

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts

2016:
Revenue		$1,204	1,366	1,385	1,321
Operating income (loss)		$781	328	352	273
Net earnings (loss)		$427	142	169	186
Net earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock		$364	13	NA	NA
Liberty SiriusXM common stock	$	NA	82	96	119
Liberty Braves common stock	$	NA	32	(22)	(40)
Liberty Formula One common stock	$	NA	(45)	41	40
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Liberty Media Corporation common stock		$1.09	0.04	NA	NA
Liberty SiriusXM common stock	$	NA	0.24	0.29	0.36
Liberty Braves common stock	$	NA	0.89	(0.45)	(0.82)
Liberty Formula One common stock	$	NA	(0.54)	0.49	0.48
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Liberty Media Corporation common stock		$1.08	0.04	NA	NA
Liberty SiriusXM common stock	$	NA	0.24	0.28	0.35
Liberty Braves common stock	$	NA	0.11	(0.45)	(0.82)
Liberty Formula One common stock	$	NA	(0.54)	0.48	0.47

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2018:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2018 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2018.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this Report:

(a)(2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S‑K):

3—Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A filed on January 24, 2017 (File No. 001-35707) (the “8-A”)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8‑K (File No. 001-35707) as filed on August 6, 2015).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen certificate for shares of the Registrant’s Series A Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed on December 22, 2015 (File No. 333-208699) (the “2015 Form S-4”)).

4.2	Specimen certificate for shares of the Registrant’s Series B Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2015 Form S-4).
4.3	Specimen certificate for shares of the Registrant’s Series C Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2015 Form S-4).
4.4	Specimen certificate for shares of the Registrant’s Series A Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 2015 Form S-4).
4.5	Specimen certificate for shares of the Registrant’s Series B Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the 2015 Form S-4).
4.6	Specimen certificate for shares of the Registrant’s Series C Liberty Braves common stock, par value $.01 per share (incorporated by reference to Exhibit 4.9 to the 2015 Form S-4).
4.7	Specimen certificate for shares of the Registrant’s Series A Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 8-A).

4.8

Specimen certificate for shares of the Registrant’s Series B Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to Liberty Media Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2016 filed on February 28, 2017 (File No. 001-25707).

4.9	Specimen certificate for shares of the Registrant’s Series C Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 8-A).
4.10

Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707) (the “Liberty Q3 2013 10‑Q”)).

4.11

Supplemental Indenture, dated as of April 15, 2016, among Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8‑K filed on April 20, 2016 (File No. 001-35707)).

4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
10.1+

Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.2+

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10‑K”)).

10.3+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Liberty 2013 10‑K).
10.4+	Form of Non-Qualified Stock Option Agreement under the 2013 Plan granted to certain designated award recipients during 2016 and 2017.*
10.5+

Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (the “2013 Nonemployee Director Plan”) (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-35707) (the “2015 10‑K”)).

10.6+

Form of Non-Qualified Stock Option Agreement under the 2011 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.4 to Starz’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-35294)).

10.7+

Form of Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on December 17, 2012 (File No. 001-35707)).

10.8+	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.9 to the 2015 10‑K).
10.9+

Amendment to the Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017 filed on August 9, 2017 (File No. 001-35707)).

10.10

Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz’s Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.11

Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to Liberty Broadband Corporations’ Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713)).

10.12

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.13

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to Liberty Media Corporation’s Registration Statement on Form 10 filed on October 19, 2012 (File No. 001-35707)).

10.14+

Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the “Malone Employment Agreement” (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Liberty Interactive Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty Interactive 2009 10‑K”)).

10.15+	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10‑K).
10.16+

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the “Liberty Interactive 2008 10‑K”)).

10.17+	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10‑K).
10.18+

Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014 filed on February 26, 2015 (File No. 001-35707)).

10.19+

Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.20+

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707) (the “Liberty 2012 10‑K”).

10.21+

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.22 to the 2015 10‑K).

10.22+

Executive Employment Agreement, dated effective as of August 18, 2016, by and between Liberty Media Corporation and Richard Baer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 001-35707)).

10.23

Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8‑K filed on December 10, 2012 (File No. 001-34295)).

10.24

Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s (“Sirius XM Holdings”) Radio’s Current Report on Form 8‑K filed on April 22, 2014).

10.25

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Current Report on Form 8‑K filed on June 19, 2015 (File No. 001-34295)).

10.26

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio’s Current Report on Form 8‑K filed on May 20, 2013 (File No. 001-34295) (the “Sirius XM Radio 8‑K”)).

10.27

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Sirius XM Radio 8‑K).

10.28

Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8‑K filed on May 7, 2014 (File No. 001-34295)).

10.29

Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8‑K filed on March 6, 2015 (File No. 001-34295)).

10.30

Indenture, dated as of May 23, 2016, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8‑K filed on May 24, 2016 (File No. 001-34295)).

10.31

Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8‑K (File No. 001-34295), filed with the SEC on July 5, 2017).

10.32

Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8‑K (File No. 001-34295), filed with the SEC on July 5, 2017).

10.33

Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8‑K filed on October 10, 2013 (File No. 001-35707)).

10.34

Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-83619)).***

10.35

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10‑Q”)).

10.36

Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10‑Q).

10.37

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.4 to the 2016 Second Quarter 10‑Q).

10.38	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10‑Q).
10.39

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10‑Q).

10.40	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10‑Q).
10.41

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.8 to the 2016 Second Quarter 10‑Q).

10.42

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.9 to the 2016 Second Quarter 10‑Q).

10.43

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.10 to the 2016 Second Quarter 10‑Q).

10.44	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10‑Q).
10.45

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.12 to the 2016 Second Quarter 10‑Q).

10.46

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.13 to the 2016 Second Quarter 10‑Q).

10.47+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.48+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10‑K).
10.49+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10‑K).

10.50

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

10.51

Form of Investment Agreement, dated December 13, 2016, by and between Liberty Media Corporation and the applicable investor, together with the form of Lock-Up Agreement and Coordination Agreement Side Letter included therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8‑K filed on December 14, 2016 (File No. 001-35707)).

10.52	Form of Shareholders Agreement, by and among Liberty Media Corporation and the Shareholders listed on Schedule A thereto (incorporated by reference to Annex C to the Special Meeting Proxy).
10.53

Amended and Restated Shareholders Agreement, dated September 19, 2017, by and among Liberty Media Corporation and the shareholders listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 22, 2017 (File No. 001-35707)).

10.54+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.55+

Form of 2017 Performance-based Restricted Stock Unit Agreement (FWONK) under the Liberty Media Corporation 2013 Incentive Plan (the “2013 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-35707) (the “2017 Third Quarter 10‑Q”)).

10.56+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10‑Q).
10.57+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10‑Q).
10.58+

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2013 Incentive Plan and the 2017 Omnibus Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.5 to the 2017 Third Quarter 10‑Q).

10.59+	Form of 2017 Time-vesting Restricted Stock Unit Agreement under the 2017 Omnibus Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.6 to the 2017 Third Quarter 10‑Q).
10.60	Letter Agreement between Liberty Interactive Corporation an Liberty Media Corporation relating to the Services Agreement dated September 23, 2011.*
21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*	Filed herewith.
**	Furnished herewith.
***

Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

+	This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.  Form 10‑K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION

Date: February 28, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 28, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 28, 2018
John C. Malone

/s/ Gregory B. Maffei	Director, President and Chief Executive Officer	February 28, 2018
Gregory B. Maffei

/s/ Mark D. Carleton	Chief Financial Officer	February 28, 2018
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Director	February 28, 2018
Robert R. Bennett

/s/ Brian Deevy	Director	February 28, 2018
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 28, 2018
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 28, 2018
Evan D. Malone

/s/ David E. Rapley	Director	February 28, 2018
David E. Rapley

/s/ Larry E. Romrell	Director	February 28, 2018
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 28, 2018
Andrea L. Wong