Form 10-Q
period 2018-03-31
Liberty Media Corp
filed 2018-05-09
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2018 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,726,696	9,821,531	221,304,724
Liberty Braves common stock	10,243,448	981,860	39,734,701
Liberty Formula One common stock	25,652,457	2,454,448	202,790,466

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,042	1,029
Trade and other receivables, net	394	358
Other current assets	483	376
Total current assets	1,919	1,763
Investments in debt and equity securities (note 8)	1,573	1,114
Investments in affiliates, accounted for using the equity method (note 9)	1,658	1,750

Property and equipment, at cost	3,727	3,596
Accumulated depreciation	(1,124)	(1,055)
	2,603	2,541
Intangible assets not subject to amortization (note 10):
Goodwill	18,383	18,383
FCC licenses	8,600	8,600
Other	1,074	1,074
	28,057	28,057
Intangible assets subject to amortization, net (note 10)	6,015	6,131
Other assets	715	640
Total assets	$42,540	41,996

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,064	1,250
Current portion of debt	36	768
Deferred revenue	2,463	1,941
Other current liabilities	24	20
Total current liabilities	3,587	3,979
Long-term debt, including $2,482 million and $2,115 million measured at fair value at March 31, 2018 and December 31, 2017, respectively (note 11)	14,077	13,186
Deferred income tax liabilities	1,510	1,478
Other liabilities	891	779
Total liabilities	20,065	19,422

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2018	December 31, 2017
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,726,319 shares at March 31, 2018 and 102,701,972 shares at December 31, 2017 (note 3)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,243,448 shares at March 31, 2018 and 10,243,259 shares at December 31, 2017 (note 3)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,652,457 shares at March 31, 2018 and 25,649,611 shares at December 31, 2017 (note 3)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,821,531 shares at March 31, 2018 and December 31, 2017 (note 3)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,860 shares at March 31, 2018 and December 31, 2017 (note 3)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,454,448 shares at March 31, 2018 and December 31, 2017 (note 3)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 222,965,783 shares at March 31, 2018 and 222,588,953 shares at December 31, 2017 (note 3)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,734,701 shares at March 31, 2018 and 39,723,440 shares at December 31, 2017 (note 3)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 202,790,466 shares at March 31, 2018 and 202,720,588 shares at December 31, 2017 (note 3)	2	2
Additional paid-in capital	3,764	3,892
Accumulated other comprehensive earnings (loss), net of taxes	(39)	(35)
Retained earnings	13,247	13,081
Total stockholders' equity	16,977	16,943
Noncontrolling interests in equity of subsidiaries	5,498	5,631
Total equity	22,475	22,574
Commitments and contingencies (note 12)
Total liabilities and equity	$42,540	41,996

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,117	1,078
Formula 1 revenue	114	96
Other revenue	286	221
Total revenue	1,517	1,395
Operating costs and expenses, including stock-based compensation (note 5):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	310	277
Programming and content	101	96
Customer service and billing	94	97
Other	29	27
Cost of Formula 1 revenue	81	68
Subscriber acquisition costs	123	127
Other operating expense	71	41
Selling, general and administrative	265	239
Depreciation and amortization	216	164
	1,290	1,136
Operating income (loss)	227	259
Other income (expense):
Interest expense	(150)	(140)
Share of earnings (losses) of affiliates, net (note 9)	(8)	(4)
Realized and unrealized gains (losses) on financial instruments, net (note 7)	153	(12)
Other, net	6	17
	1	(139)
Earnings (loss) before income taxes	228	120
Income tax (expense) benefit	(15)	(76)
Net earnings (loss)	213	44
Less net earnings (loss) attributable to the noncontrolling interests	82	65
Net earnings (loss) attributable to Liberty stockholders	$131	(21)

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$200	124
Liberty Braves common stock	(52)	(49)
Liberty Formula One common stock	(17)	(96)
	$131	(21)

 (Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2018	2017
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.60	0.37
Series A, B and C Liberty Braves common stock	(1.02)	(1.00)
Series A, B and C Liberty Formula One common stock	(0.07)	(0.55)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.59	0.37
Series A, B and C Liberty Braves common stock	(1.02)	(1.00)
Series A, B and C Liberty Formula One common stock	(0.07)	(0.55)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Net earnings (loss)	$213	44
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4	—
Credit risk on fair value debt instruments gains (losses)	(2)	—
Unrealized holding gains (losses) arising during the period	(2)	(2)
Share of other comprehensive earnings (loss) of equity affiliates	(9)	2
Comprehensive earnings (loss)	204	44
Less comprehensive earnings (loss) attributable to the noncontrolling interests	79	65
Comprehensive earnings (loss) attributable to Liberty stockholders	$125	(21)

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$198	124
Liberty Braves common stock	(55)	(51)
Liberty Formula One common stock	(18)	(94)
	$125	(21)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings	$213	44
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	216	164
Stock-based compensation	46	44
Share of (earnings) loss of affiliates, net	8	4
Realized and unrealized (gains) losses on financial instruments, net	(153)	12
Noncash interest expense	—	2
Deferred income tax expense (benefit)	20	126
Other, net	17	2
Changes in operating assets and liabilities
Current and other assets	(97)	8
Payables and other liabilities	354	(3)
Net cash provided (used) by operating activities	624	403
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(393)	(5)
Cash proceeds from sale of investments	9	—
Net cash paid for the acquisition of Formula 1	—	(1,647)
Capital expended for property and equipment	(89)	(156)
Other investing activities, net	49	11
Net cash provided (used) by investing activities	(424)	(1,797)
Cash flows from financing activities:
Borrowings of debt	1,317	1,844
Repayments of debt	(1,154)	(1,154)
Proceeds from issuance of Series C Liberty Formula One common stock	—	1,550
Series C Liberty SiriusXM stock repurchases	(31)	—
Subsidiary shares repurchased by subsidiary	(309)	(306)
Cash dividends paid by subsidiary	(15)	(15)
Taxes paid in lieu of shares issued for stock-based compensation	(28)	(22)
Other financing activities, net	50	5
Net cash provided (used) by financing activities	(170)	1,902
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	1
Net increase (decrease) in cash, cash equivalents and restricted cash	32	509
Cash, cash equivalents and restricted cash at beginning of period	1,047	572
Cash, cash equivalents and restricted cash at end of period	$1,079	1,081

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2018

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	2	—	—	—	—	—	2	3,892	(35)	13,081	5,631	22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	131	82	213
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(3)	(9)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	—	—	—	—	—	2	39	4	45
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	32	—	—	9	41
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(28)	—	—	—	(28)
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(31)	—	—	—	(31)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(80)	—	—	(215)	(295)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(13)	—	—	13	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)	(18)
Other, net	—	—	—	—	—	—	—	—	—	—	1	—	(4)	1	(2)
Balance at March 31, 2018	$—	1	—	2	—	—	—	—	—	2	3,764	(39)	13,247	5,498	22,475

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of Liberty Media Corporation and its controlled subsidiaries ("Liberty," the "Company," "we," "us," or "our" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated.

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries globally. Liberty’s significant subsidiaries include SIRIUS XM Holdings Inc. ("SIRIUS XM"), Delta Topco Limited (the parent company of Formula 1) (“Delta Topco”) and Braves Holdings, LLC ("Braves Holdings"). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

The accompanying (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement of non-financial instruments, (ii) accounting for income taxes and (iii) the determination of the useful life of SIRIUS XM’s broadcast/transmission system to be its most significant estimates.

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

Liberty has entered into certain agreements with Qurate Retail, Inc., formerly known as Liberty Interactive Corporation (“Qurate Retail”), Starz (presently known as Starz Acquisition LLC) (“Starz”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), CommerceHub, Inc. (“CommerceHub”), Liberty Expedia Holdings (“Expedia Holdings”) and GCI Liberty, Inc. (“GCI Liberty”) all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail,  Starz and Liberty Broadband only), Services Agreements (which, in Starz’s case, terminated in April 2017), Facilities Sharing Agreements (excluding Starz and CommerceHub) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband, CommerceHub, Expedia Holdings and GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo, Liberty Broadband, CommerceHub, Expedia Holdings and GCI Liberty reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail,  Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail, while TripCo, Liberty Broadband, CommerceHub, Expedia Holdings and GCI Liberty pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband, Expedia Holdings and GCI Liberty. Under these various agreements approximately $8 million and $5 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  In the prior year, we recognized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

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

(2)  Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance replaced most existing revenue recognition guidance in GAAP. The Company adopted the new guidance, which established Accounting Standards Codification Topic 606 (“ASC 606” or the “new revenue standard”), effective January 1, 2018 under the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As part of adopting the new revenue standard under the modified retrospective transition method, the Company elected to utilize certain practical expedients as permitted under ASC 606. The Company elected to apply the guidance from ASC 606 only to contracts that were not completed as of January 1, 2018. Completed contracts are those contracts for which substantially all of the revenue had been recognized under ASC 605. The Company also elected to utilize the practical expedient for contract modifications. For modified contracts, the Company did not separately evaluate the effects of each contract modification that occurred prior to January 1, 2018.  Instead, the Company reflected the aggregate effect of all contract modifications (on a contract-by-contract basis) that occurred prior to January 1, 2018 by identifying the satisfied and unsatisfied performance obligations and allocating the transaction price to such performance obligations.

Sales, value add, and other taxes when collected concurrently with revenue producing activities are excluded from revenue. Incremental costs of obtaining a contract are expensed when the amortization period of the asset is one year or less. To the extent the incremental costs of obtaining a contract relate to a period greater than one year, the Company amortizes such incremental costs in a manner that is consistent with the transfer to the customer of the goods or services to which the asset relates. If, at contract inception, we determine the time period between when we transfer a promised good or service to a customer and when the customer pays us for that good or service is one year or less, we do not adjust the promised amount of consideration for the effects of a significant financing component.

The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 are as follows:

	Balance at		Balance at
	December 31,	Adoption of	January 1,
	2017	ASC 606	2018
	in millions
Assets
Other current assets	$376	55	431
Other assets	$640	37	677

Liabilities and Equity
Accounts payable and accrued liabilities	$1,250	33	1,283
Deferred revenue	$1,941	(42)	1,899
Other current liabilities	$20	11	31
Other liabilities	$779	30	809
Deferred income tax liabilities	$1,478	15	1,493
Retained earnings	$13,081	41	13,122
Noncontrolling interests in equity of subsidiaries	$5,631	4	5,635

In accordance with the new revenue standard requirements, the following table illustrates the impact on our reported results in the condensed consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than previously discussed, upon the adoption of the revenue standard on January 1, 2018, there were no additional material adjustments to our condensed consolidated balance sheet as of March 31, 2018.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31, 2018
		Impact of	Balances without
		adopting	adoption of
	As reported	ASC 606	ASC 606
	in millions
Revenue:
Subscriber revenue	$1,117	24	1,141
Formula 1 revenue	$114	(6)	108

Costs of subscriber services:
Revenue share and royalties	$310	22	332
Subscriber acquisition costs	$123	1	124

Net earnings (loss)	$213	(5)	208

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for SIRIUS XM during the three months ended March 31, 2018 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings was approximately $59 million and $552 million, respectively.  The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

As the majority of SIRIUS XM contracts are one year or less, SIRIUS XM utilized the optional exemption under ASC 606 and has not disclosed information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of March, 31, 2018, less than ten percent of the SIRIUS XM total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as SIRIUS XM’s services are provided.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,675 million for the remainder of 2018, $1,752 million in 2019, $1,439 million in 2020, $3,912 million in 2021 through 2026, and $401 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

Below is a summary of the impacts of the new revenue standard on SIRIUS XM, Formula 1 and Braves Holdings.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM

The following table disaggregates SIRIUS XM’s revenue by source:

Three months ended March 31, 2018
in millions
Subscriber	$1,117
Advertising and sponsorship	42
Equipment	35
Music Royalty and Other	181
Total SIRIUS XM revenue	$1,375

The new revenue standard primarily impacts how SIRIUS XM accounts for revenue share payments as well as other immaterial impacts.

SIRIUS XM previously recorded revenue share related to paid-trials as Revenue share and royalties expense.  Under the new guidance, SIRUS XM has recorded these revenue share payments as a reduction to revenue as the payments do not transfer a distinct good or service to SIRIUS XM.  Prior to the adoption, a portion of deferred revenue was for the revenue share related to paid trials. Under the new revenue standard, SIRIUS XM reclassified the revenue share related to paid-trials existing as of the date of adoption from current portion of deferred revenue to accounts payable and accrued liabilities. For new paid-trials, the net amount of the paid trial will be recorded as deferred revenue and the portion of revenue share will be recorded to accounts payable and accrued liabilities.

Activation fees were previously recognized over the expected subscriber life using the straight-line method. Under the new guidance, the activation fees have been recognized over a one month period from activation as the activation fees are non-refundable and they do not convey a material right. Loyalty payments to major automakers (“OEMs”) were previously expensed when incurred as subscriber acquisition costs. Under the new guidance, these costs have been capitalized in other current assets as costs to obtain a contract and these costs will be amortized to subscriber acquisition costs over an average self-pay subscriber life of that OEM. These changes do not have a material impact to the condensed consolidated financial statements.

The following is a description of principal activities from which SIRIUS XM generates its revenue - including from subscribers, advertising, and sales of equipment.

Subscription revenue. Subscription revenue consists primarily of subscription fees and other ancillary subscription based revenues.  Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as SIRIUS XM’s subscription services are continuously transmitted and can be consumed by customers at any time.  Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to SIRIUS XM’s service.  In certain cases, the subscription fee for these consumers are prepaid by the applicable automaker. Prepaid subscription fees received from certain automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale and activation.  Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer.  There is no revenue recognized for unpaid trial subscriptions. In some cases, SIRIUS XM pays a loyalty fee to the OEM when it receives a certain amount of payments from self-pay customers acquired from that OEM. These fees are considered incremental costs to obtain a contract and are therefore recognized as an asset and amortized to Subscriber acquisition costs over an average subscriber life of that OEM.  Revenue share and loyalty fees paid to the OEM offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Advertising and sponsorship revenue. SIRIUS XM recognizes revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted.  Agency fees are calculated based on a stated percentage applied to gross billing revenue for SIRIUS XM’s advertising inventory and are reported as a reduction of advertising revenue.  Additionally, SIRIUS XM pays certain third parties a percentage of advertising revenue.  Advertising revenue is recorded gross of such revenue share payments as SIRIUS XM controls the advertising service including the ability to establish pricing and SIRIUS XM is primarily responsible for providing the service.  Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is transmitted.

Equipment revenue. Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized when the performance obligation is satisfied and control is transferred, which is generally upon shipment.  Revenue is recognized net of discounts and rebates.

Music Royalty and Other revenue. Music royalty and other revenue primarily consists of U.S. music royalty fees ("MRF").  The related costs SIRIUS XM incurs for the right to broadcast music and other programming are recorded as revenue share and royalties expense.  Fees received from subscribers for the MRF are recorded as deferred revenue and amortized to revenue ratably over the service period as the royalties relate to the subscription services which are continuously delivered to SIRIUS XM’s customers.

Formula 1

The following table disaggregates Formula 1’s revenue by source:

Three months ended March 31, 2018
in millions
Primary	$85
Other	29
Total Formula 1 revenue	$114

The new revenue standard has an immaterial interim period timing impact to revenue recognition for the three months ended March 31, 2018 such that the timing on a full year basis will not be impacted as compared to how revenue was historically recorded.  The immaterial difference in timing of revenue recognition for the three months ended March 31, 2018 under the new revenue standard is the result of recognizing revenue as the performance obligations are satisfied over time with respect to certain advertising and sponsorship arrangements.

Upon entering into a new arrangement, Formula 1 occasionally incurs certain incremental costs of obtaining a contract.  These incremental costs relate to commission amounts that will be paid over the life of the contract for which the recipient does not have any substantive future performance requirement to earn such commission.  Accordingly, the commission costs will be capitalized and amortized over the life of the contract.  Upon adoption of the new revenue standard, Formula 1 recorded a contract cost asset and a corresponding commission payable.

The following is a description of principal activities from which Formula 1 generates its revenue.

Primary revenue. Formula 1 derives the majority of its revenue from race promotion, broadcasting and advertising and sponsorship arrangements. Revenue derived from broadcasting and advertising arrangements is (i) recognized on an event by event basis for those performance obligations associated with a specific event based on the fees within the underlying contractual arrangement and (ii) recognized over time for those performance obligations associated with a period of time that is greater than a single specific event (for example, over the entire race season or calendar year) based

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on the fees within the underlying contractual arrangement. Revenue from granting rights to host, stage and promote events is recognized upon the occurrence of the event.

Other revenue. Formula 1 also earns revenue from teams and other parties for administering the shipment of cars and equipment to and from the events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club event-based hospitality, various TV production and post-production activities, and revenue from other licensing of the Formula 1 brand. To the extent such revenue relates to services provided or rights associated with a specific event, the revenue is recognized upon occurrence of the related event and to the extent such revenue relates to services provided or rights associated over a longer period of time, the revenue is recognized over time.

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

Three months ended March 31, 2018
in millions
Baseball	$20
Development	8
Total Braves Holdings revenue	$28

The new revenue standard primarily impacted Braves Holdings revenue recognition related to broadcast rights revenue. Under the old revenue standard, Braves Holdings recognized revenue from its broadcast rights arrangements limited to the amounts that were not contingent on the provision of future goods or services, which resulted in revenue recognition approximating the cash received.  Upon adoption of the new revenue standard, Braves Holdings is required to estimate the entire transaction price of the contractual arrangements and recognize revenue allocated to each of the performance obligations within the contractual arrangements as those performance obligations are satisfied.  Such performance obligations are typically satisfied over time and result in differences between revenue recognized and cash received, dependent on how far into a contractual arrangement Braves Holdings is at any given reporting period.  The result of the new revenue standard is an immaterial change in revenue recognized during the three months ended March 31, 2018 and an immaterial effect to the condensed consolidated balance sheet as compared to the old revenue standard.

The following is a description of principal activities from which Braves Holdings generates its revenue.

Baseball revenue. Revenue for Braves Holdings ticket sales, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Broadcasting rights are recognized on a per game basis during the baseball season based on the pro rata number of games played to date to the total number of games during the season. Prior to 2016, concession revenue was recognized as commissions were earned from the sale of food and beverage at the stadium in accordance with agreements with Braves Holdings’ concessions vendors. Beginning in 2016, Braves Holdings brought its retail operations in-house and engaged a new concessions operator. As a result, concession revenue is recognized on a per game basis during the baseball season. Major League Baseball (“MLB”) revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB clubs. Sources of MLB revenue include distributions from the MLB Central Fund, distributions from MLB Properties and revenue sharing income, if applicable.

Development revenue. Revenue from Braves Holdings’ minimum rents are recognized on a straight‑line basis over the terms of their respective lease agreements. Some retail tenants are required to pay overage rents based on sales over a

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

stated base amount during the lease term. Overage rents are only recognized when each tenant’s sales exceed the applicable sales threshold. Tenants reimburse Braves Holdings for a substantial portion of Braves Holdings operating expenses, including common area maintenance, real estate taxes and property insurance. Braves Holdings accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. Braves Holdings recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Sponsorship revenue is recognized on a straight-line basis over each annual period.

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, for financial liabilities for which the fair value option has been elected, entities are required to present separately in other comprehensive income the portion of the total changes in the fair value of the liability resulting from a change in the instrument-specific credit risk. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. As the Company has historically measured its investments in equity securities with readily determinable fair values at fair value and recognized changes in fair value in net income, the new guidance had no impact on the accounting for these instruments. The Company has elected the measurement alternative for its equity securities without readily determinable fair values and will perform a qualitative assessment of these instruments to identify potential impairments. The adoption of this guidance with respect to the Company’s equity securities without readily determinable fair values did not have a material impact on the Company’s financial statements. See notes 7 and 8 for information related to the Company’s equity securities. The Company has elected the fair value option for its exchangeable debt. Prior to the adoption of this new guidance, the Company recognized all changes in the fair value of its exchangeable debt in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations. Upon adoption, the Company recorded an immaterial adjustment to beginning retained earnings to reflect the amount of comprehensive earnings related to the changes in the instrument-specific credit risk related to the Company’s exchangeable debt.

In November 2016, the FASB issued a new accounting standard which requires that the statement of cash flows include restricted cash and cash equivalents when reconciling beginning and ending cash. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this new guidance effective January 1, 2018. Upon adoption, the Company added restricted cash to the reconciliation of beginning and ending cash and cash equivalents and included a reconciliation of total cash and cash equivalents and restricted cash to the balance sheet for each period presented in the unaudited consolidated statements of cash flows. The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
	amounts in millions
Cash and cash equivalents	$1,042	1,029
Restricted cash included in other current assets	27	8
Restricted cash included in other assets	10	10
Total cash and cash equivalents and restricted cash at end of period	$1,079	1,047

In August 2016, the FASB issued new accounting guidance which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The Company has adopted this

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

guidance during the first quarter of 2018, and there was no significant effect of the standard on its condensed consolidated financial statements.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

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

In February 2018, the FASB issued new accounting guidance on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Act that was passed in December of 2017 from accumulated other comprehensive income directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  The guidance is effective for interim and fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect this new guidance will have a material impact to its consolidated financial statements or related disclosures.

(3)  Tracking Stocks

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of March 31, 2018, the Liberty SiriusXM Group is comprised of SIRIUS XM, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2018, the Liberty SiriusXM Group has cash and cash equivalents of approximately $658 million, which includes $79 million of subsidiary cash. On January 23, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock to stockholders of record at the close of business on February 7, 2018. The dividend was paid in cash on February 28, 2018 in the amount of $49 million, of which Liberty has received $35 million. On April 26, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock payable on May 31, 2018 to stockholders of record as of the close of business on May 10, 2018.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of March 31, 2018, the Braves Group is comprised primarily of Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of March 31, 2018, the Braves Group has cash and cash equivalents of approximately $114 million.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of March 31, 2018, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation,  a minority equity investment in Time Warner, Inc. (“Time Warner”), cash, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023. As of March 31, 2018, the Formula One Group has cash and cash equivalents of approximately $270 million, which includes $140 million of subsidiary cash.

The number of notional shares representing the intergroup interest held by the Formula One Group is 9,084,940, representing a 15.1% intergroup interest in the Braves Group at March 31, 2018. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)  Acquisitions

Formula 1

On January 23, 2017, Liberty completed the acquisition of 100% of the fully diluted equity interests of Delta Topco, the parent company of Formula 1 (the “Second Closing”), at which time Liberty began consolidating Formula 1. The transaction price for the acquisition represented an enterprise value for Formula 1 of approximately $8.0 billion and an equity value of approximately $4.4 billion. The total consideration at the time of closing was $4.7 billion comprised of $3.05 billion of cash and approximately $1.6 billion represented by approximately 56 million newly issued shares of Series C Liberty Formula One common stock.

In connection with the transaction, Liberty entered into a $500 million margin loan on November 8, 2016, secured by shares of Live Nation and other public equity securities held by Liberty (the ‘‘Live Nation Margin Loan’’). Liberty drew approximately $350 million to use for the purchase of Formula 1 on January 20, 2017. See note 11 for additional discussion regarding the Live Nation Margin Loan.

On January 23, 2017, the Company issued 62 million new shares of Series C Liberty Formula One common stock, which were subject to market co-ordination and lock-up agreements, to certain third party investors at a price per share of $25.00 to increase the cash component of the consideration payable to the selling shareholders in the Formula 1 acquisition by $1.55 billion.

Also on January 23, 2017, the Company used a portion of the net proceeds of its $450 million offering of 1% Cash Convertible Notes due 2023, as discussed in note 11, to further increase the cash consideration payable to the selling shareholders by approximately $400 million.

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

Included in net earnings (loss) for the three months ended March 31, 2017 is a loss of approximately $167 million related to Formula 1’s operations since the date of acquisition, which includes amortization expense of approximately $70 million, primarily related to the amortization of the fair value step-up of amortizable intangible assets acquired.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Formula 1, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Formula 1 discussed above occurred on January 1, 2016, are as follows:

Three months ended
March 31,
2017
amounts in millions
Revenue	$1,396
Net earnings (loss)	$(31)
Net earnings (loss) attributable to Liberty stockholders	$(96)

The pro forma results include adjustments primarily related to the amortization of acquired intangible assets. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of Formula 1 had occurred previously and the Company consolidated Formula 1 during the entirety of the period presented.

(5)   Stock-Based Compensation

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended
	March 31,
	2018	2017
	(amounts in millions)
Cost of subscriber services:
Programming and content	$8	7
Customer service and billing	1	1
Other	1	1
Other operating expense	4	4
Selling, general and administrative	32	31
	$46	44

Liberty—Grants of stock options

Awards granted during the three months ended March 31, 2018 are summarized as follows:

	Three Months Ended
	March 31, 2018
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty CEO (1)	633	$11.56
Series C Liberty Braves common stock, Liberty CEO (1)	46	$6.44
Series C Liberty Formula One common stock, Liberty CEO (1)	138	$8.80
Series C Liberty Formula One common stock, Formula 1 employees (2)	1,888	$8.64

(1)	Grants cliff vest on December 31, 2018. Grants were made in connection with the CEO’s employment agreement.
(2)	Vest monthly over one year.

In addition to the stock option grants to the Liberty CEO and in connection with his employment agreement, Liberty granted performance-based RSUs. During the three months ended March 31, 2018, Liberty granted 12 thousand and 86 thousand performance-based RSUs of Series C Liberty Braves common stock and Series C Liberty Formula One common stock, respectively. Such RSUs had  a GDFV of $23.34 per share and $31.99 per share, respectively, at the time they were granted.  The performance-based RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the three months ended March 31, 2018.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,626	$19.78				11,328	$27.66
Granted	—	$—				633	$42.50
Exercised	(39)	$19.65				(96)	$19.50
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2018	1,587	$19.79	1.7	years	$34	11,865	$28.52	4.0	years	$148
Exercisable at March 31, 2018	1,580	$19.76	1.7	years	$34	6,026	$26.10	3.4	years	$89

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	179	$11.43				1,231	$16.27
Granted	—	$—				46	$23.34
Exercised	—	$—				(1)	$17.53
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2018	179	$11.43	1.7	years	$2	1,276	$16.52	4.0	years	$8
Exercisable at March 31, 2018	178	$11.41	1.7	years	$2	708	$15.79	3.5	years	$5

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	400	$11.69				4,760	$24.59
Granted	—	$—				2,026	$31.56
Exercised	(8)	$11.68				(14)	$11.18
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2018	392	$11.69	1.7	years	$7	6,772	$26.70	5.4	years	$37
Exercisable at March 31, 2018	391	$11.68	1.7	years	$7	2,928	$26.01	4.8	years	$20

As of March 31, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $49 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of March 31, 2018, Liberty reserved 13.5 million, 1.5 million and 7.2 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM — Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees during the three months ended March 31, 2018. As of March 31, 2018, SIRIUS XM has approximately 268 million options outstanding of which approximately 114 million are exercisable, each with a WAEP per share of $3.86 and $3.24, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of March 31, 2018 is $638 million and $341 million, respectively. In addition, as of March 31, 2018, SIRIUS XM has granted approximately 5 million nonvested RSUs with a GDFV per share of $6.02. The stock-based compensation expense related to SIRIUS XM was $34 million and $29 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and RSUs was $259 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

(6)   Earnings Attributable to Liberty Media Corporation Stockholders Per Common Share

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

Excluded from diluted EPS for the three months ended March 31, 2018 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 11), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 11) may have a dilutive effect with respect to the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017
	numbers of shares in millions
Basic WASO	336	335
Potentially dilutive shares	4	4
Diluted WASO	340	339

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months	Three months
	ended	ended
	March 31, 2018 (a)(b)	March 31, 2017 (a)
	numbers of shares in millions
Basic WASO	51	49
Potentially dilutive shares	9	10
Diluted WASO	60	59

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)

As discussed in note 3, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group is 9,084,940 shares. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

shares representing the intergroup interest have no impact on the basic earnings per share weighted average number of shares outstanding. However, the notional shares representing the intergroup interest are included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. An adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(52)	(49)
Unrealized (gain) loss on the intergroup interest	5	28
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(47)	(21)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Formula One Common Stock
	Three months	Three months
	ended	ended
	March 31, 2018 (a)	March 31, 2017 (a)
	numbers of shares in millions
Basic WASO	231	173
Potentially dilutive shares	2	6
Diluted WASO	233	179

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2018			December 31, 2017
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$824	824	—	804	804	—
Debt and equity securities	$1,502	471	1,031	1,047	467	580
Financial instrument assets	$416	21	395	369	19	350
Debt	$2,482	—	2,482	2,115	—	2,115

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. The Company notes that these assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets classified as Level 1 and Level 2 in the table above are included in the Other assets line item in the condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Debt and equity securities	$74	30
Debt measured at fair value (a)	30	(116)
Change in fair value of bond hedges (b)	20	78
Other derivatives	29	(4)
	$153	(12)

(a)

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

(b)

Contemporaneously with the issuance of Liberty’s 1.375% Cash Convertible Notes due 2023, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of Liberty’s 1.375% Cash Convertible Notes due 2023, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 11 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Debt and Equity Securities

All investments in marketable debt and equity securities held by the Company are carried at fair value, generally based on quoted market prices, and changes in the fair value of such securities are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.

Investments in debt and equity securities are summarized as follows:

	March 31,	December 31,
	2018	2017
	amounts in millions
Liberty SiriusXM Group
Debt securities
Pandora	$512	480
iHeart (a)	519	100
Total attributed Liberty SiriusXM Group	1,031	580

Braves Group
Other equity securities	8	8
Total attributed Braves Group	8	8

Formula One Group
Equity securities
Time Warner (b)	402	389
Other (c )	132	137
Total attributed Formula One Group	534	526

Consolidated Liberty	$1,573	1,114

(a)

During the three months ended March 31, 2018, the Company purchased $522 million in principal of iHeartMedia, Inc. (“iHeart”) bonds for $389 million, resulting in the Company owning an aggregate amount of $660 million in principal of iHeart bonds as of March 31, 2018.

(b)	See note 11 for details regarding the number and fair value of shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of March 31, 2018.
(c)	A portion of these equity securities are pledged as collateral to the Live Nation Margin Loan. See note 11 for the fair value of shares pledged as of March 31, 2018.

.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2018 and the carrying amount at December 31, 2017:

	March 31, 2018			December 31, 2017
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$651	672
Total Liberty SiriusXM Group			651	672

Braves Group
Other	various	NA	97	145
Total Braves Group			97	145

Formula One Group
Live Nation (a)	34%	$2,935	743	756
Other	various	NA	167	177
Total Formula One Group			910	933
Consolidated Liberty			$1,658	1,750

(a)	See note 11 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of March 31, 2018.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$1	3
Total Liberty SiriusXM Group	1	3

Braves Group
Other	3	3
Total Braves Group	3	3

Formula One Group
Live Nation	(16)	(15)
Other	4	5
Total Formula One Group	(12)	(10)
Consolidated Liberty	$(8)	(4)

SIRIUS XM Canada

On May 25, 2017, SIRIUS XM completed a recapitalization of SIRIUS XM Canada Holdings Inc. (“SIRIUS XM Canada”), which is now a privately held corporation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Following the transaction, SIRIUS XM holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of the voting power and equity interest held by two of SIRIUS XM Canada’s previous shareholders.  The total consideration from SIRIUS XM to SIRIUS XM Canada, excluding transaction costs, during year ended December 31, 2017 was $309 million, which included $130 million in cash and SIRIUS XM issued 35 million shares of its common stock with an aggregate value of $179 million to the holders of the shares of SIRIUS XM Canada acquired in the transaction. SIRIUS XM received common stock, non-voting common stock and preferred stock of SIRIUS XM Canada.  SIRIUS XM owns approximately 591 million shares of preferred stock of SIRIUS XM Canada, which has a liquidation preference of one Canadian dollar per share. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM does not have the ability to direct the most significant activities that impact SIRIUS XM Canada's economic performance.

SIRIUS XM also made a contribution in the form of a loan to SIRIUS XM Canada in the aggregate amount of $131 million on May 25, 2017.  The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.  Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to SIRIUS XM Canada’s failure to maintain specified leverage ratios.  In addition, the terms of the loan require SIRIUS XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10 million at the last day of the financial year if all target dividends have been paid in full. During the three months ended March 31, 2018, SIRIUS XM Canada repaid $3 million of the principal amount of the loan.

SIRIUS XM also entered into a Services Agreement and an Advisory Services Agreement with SIRIUS XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 25% of its gross revenue on a monthly basis through December 31, 2021 and 30% of its gross revenue on a monthly basis thereafter.  Pursuant to the Advisory Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 5% of its gross revenue on a monthly basis.  These agreements superseded and replace the former agreements between SIRIUS XM Canada and its predecessors and SIRIUS XM.

SIRIUS XM has approximately $13 million in related party current assets as of March 31, 2018 which includes amounts due under the Service Agreement and Advisory Services Agreement and certain amounts related to transaction outside the scope of the new services arrangements. At March 31, 2018, SIRIUS XM has approximately $4 million and $7 million in current and noncurrent related party liabilities, respectively, related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $24 million and $12 million in revenue for the three months ended March 31, 2018 and 2017, respectively, associated with these various agreements in the Other revenue line item in the condensed consolidated statements of operations. SIRIUS XM Canada paid gross dividends to SIRIUS XM of $1 million and $4 million during the three months ended March 31, 2018 and 2017, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the three months ended March 31, 2018.

Intangible Assets Subject to Amortization

	March 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(204)	3,426	3,630	(157)	3,473
Customer relationships	2,684	(575)	2,109	2,684	(501)	2,183
Licensing agreements	330	(146)	184	330	(138)	192
Other	834	(538)	296	798	(515)	283
Total	$7,478	(1,463)	6,015	7,442	(1,311)	6,131

Amortization expense for intangible assets with finite useful lives was $154 million and $116 million for the three months ended March 31, 2018 and 2017, respectively. Based on its amortizable intangible assets as of March 31, 2018, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$503
2019	$621
2020	$563
2021	$486
2022	$451

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2018	2018	2017
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	397	—
Margin Loans	750	750	750
Subsidiary notes and loans:
SIRIUS XM 3.875% Senior Notes due 2022	1,000	992	992
SIRIUS XM 4.625% Senior Notes due 2023	500	497	497
SIRIUS XM 6% Senior Notes due 2024	1,500	1,488	1,488
SIRIUS XM 5.375% Senior Notes due 2025	1,000	992	991
SIRIUS XM 5.375% Senior Notes due 2026	1,000	990	990
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,486	1,486
SIRIUS XM Senior Secured Revolving Credit Facility	365	365	300
SIRIUS XM leases	10	10	11
Deferred financing costs		(11)	(9)
Total Liberty SiriusXM Group	8,025	7,956	7,496
Braves Group
Subsidiary notes and loans:
Notes and loans	603	603	667
Deferred financing costs		(4)	(5)
Total Braves Group	603	599	662
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	1,149	1,146
1% Cash Convertible Notes due 2023 (1)	450	473	505
2.25% Exchangeable Senior Debentures due 2046 (1)	445	463	464
Live Nation Margin Loan	350	350	350
Other	34	34	35
Subsidiary notes and loans:
Senior Loan Facility	3,102	3,112	3,314
Deferred financing costs		(23)	(18)
Total Formula One Group	5,381	5,558	5,796
Total debt	$14,009	14,113	13,954
Debt classified as current		(36)	(768)
Total long-term debt		$14,077	13,186

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of 1.375% Cash Convertible Senior Notes due 2023 ("Convertible Notes").  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.

The Convertible Notes are convertible into cash based on the product of the conversion rate specified in the related indenture and the Securities Basket. A supplemental indenture entered into on April 15, 2016 amends the conversion, adjustment and other provisions of the indenture and provides that the conversion consideration due upon conversion of any Convertible Note shall be determined as if references in the indenture to one share of Series A Liberty Media Corporation common stock were instead a reference to the Securities Basket, initially consisting of 0.10 of a share of Series A Liberty Braves common stock, 1.0 share of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock. The Series A Liberty Braves common stock component of the Securities Basket was adjusted to 0.1087 pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.  As of March 31, 2018, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037. As of March 31, 2018, the basket price of the securities underlying the Bond Hedge Transaction was $50.89 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of March 31, 2018 and December 31, 2017 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted to $61.16 per share. As of March 31, 2018, the basket price of the securities underlying the Amended Warrant Transactions was $50.89 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and Warrant Transactions are attributed to the Formula One Group.

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

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty used the net proceeds of the offering for the acquisition of an investment in Formula 1 during September 2016, as further described in note 4. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.

On October 22, 2016, AT&T Inc. (“AT&T”) and Time Warner announced that they have entered into a definitive agreement under which AT&T will acquire Time Warner in a stock-and-cash transaction. The transaction is subject to approval by Time Warner shareholders and review by the U.S. Department of Justice, as well as potential review by the Federal Communications Commission (“FCC”). If the acquisition is consummated, in accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration will be paid as an extraordinary additional distribution to holders of debentures, and the stock portion of the acquisition consideration will become reference shares attributable to the debentures. Additionally, if the acquisition is consummated, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares will be distributed by the Company to holders of the debentures as an additional distribution.

1% Cash Convertible Notes due 2023

In connection with the Second Closing on January 23, 2017, Liberty issued $450 million aggregate principal amount of 1% Cash Convertible Senior Notes due 2023 at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

stock and mature on January 30, 2023 (the ‘‘1% Cash Convertible Notes due 2023’’). The initial conversion rate for the notes will be 27.1091 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Cash Convertible Notes due 2023 will be settled solely in cash, and not through the delivery of any securities. As discussed in note 4, Liberty used a portion of the net proceeds of the 1% Cash Convertible Notes due 2023 to increase the cash consideration payable to the selling shareholders of Formula 1 by approximately $400 million.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver SIRIUS XM common stock, cash or a combination of SIRIUS XM common stock and cash. The number of shares of SIRIUS XM common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of SIRIUS XM common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Liberty Sirius XM Group. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.

Margin Loans

$1.35 Billion Margin Loan due 2020

In March 2018, Liberty refinanced a margin loan agreement for a similar financial instrument with a $250 million term loan, $500 million revolving line of credit and a $600 million delayed draw term loan, which is scheduled to mature during March 2020. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 4.33% per annum at March 31, 2018. As of March 31, 2018, availability under the $1.35 billion margin loan due 2020 was $600 million. 1,000 million shares of SIRIUS XM common stock held by Liberty with a value of $6,240 million were pledged as collateral to the $1.35 billion margin loan due 2020 as of March 31, 2018. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into the Live Nation Margin Loan with available borrowing capacity of $500 million. On December 12, 2017, the margin loan agreement was amended, extending the maturity date to December 12, 2019, and decreasing the interest rate to LIBOR plus 1.90% and the undrawn commitment fee to 0.60% per annum. Borrowings outstanding under this margin loan bore interest at a rate of 3.59% per annum at March 31, 2018. Interest on the term loan is payable on the first business day of each calendar quarter. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the acquisition of Formula 1, as discussed in note 4. As of March 31, 2018, availability under the Live Nation Margin Loan was $150 million. As discussed in notes 8 and 9, 53.7 million shares of the Company’s Live Nation common stock with a value of $2,265

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

million and other investments with a value of $57 million were pledged as collateral to the loan as of March 31, 2018. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM Senior Secured Revolving Credit Facility

SIRIUS XM entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2020. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM's assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Borrowings outstanding under the Credit Facility as of March 31, 2018 bore interest at a rate of 3.49% per annum. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of March 31, 2018 was 0.25% per annum and is payable on a quarterly basis.  As of March 31, 2018, availability under the Credit Facility was $1,385 million.

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex is summarized as follows:

	Carrying value		As of March 31, 2018
	March 31,	December 31,	Borrowing	Weighted avg	Maturity
	2018	2017	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$28	98	185	2.58%	various
Ballpark funding
Term loan	54	55	NA	3.51%	August 2021
Senior secured note	197	200	NA	3.77%	September 2041
Floating rate notes	74	75	NA	3.51%	September 2029
Mixed-use credit facilities (a)	208	200	237	3.95%	various
Spring training credit facility	25	39	40	2.75%	December 2022
Other	17	—	NA
Total Braves Holdings	$603	667

(a)	As discussed in note 8, 375 thousand Time Warner shares with a fair value of $35 million were pledged as collateral to certain mixed-use facilities as of March 31, 2018.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Formula 1 Loans

Formula 1 had a first lien term loan denominated in Euros totaling $42 million, which was repaid on June 30, 2017. On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million. As part of a refinancing of the Senior Loan Facility in March 2017, the interest rate was reduced from LIBOR plus 3.75% per annum to LIBOR plus 3.25% per annum, with a LIBOR floor on the U.S. Dollar denominated debt of 1%. In September 2017, the interest rate on the Senior Loan Facility was reduced to LIBOR plus 3.0% per annum. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. The interest rate on the Senior Loan Facility was approximately 4.54% as of March 31, 2018. Additionally, as of March 31, 2018, Formula 1 has interest rate swaps on $2.5 billion of the $3.1 billion Senior Loan Facility in order to manage its interest rate risk.

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

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan, Formula 1 debt and other borrowings contain certain non-financial covenants.  The Company, SIRIUS XM, Formula 1 and Braves Holdings are in compliance with all debt covenants as of March 31, 2018.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2018
SIRIUS XM 3.875% Senior Notes due 2022	$960
SIRIUS XM 4.625% Senior Notes due 2023	$491
SIRIUS XM 6% Senior Notes due 2024	$1,539
SIRIUS XM 5.375% Senior Notes due 2025	$993
SIRIUS XM 5.375% Senior Notes due 2026	$985
SIRIUS XM 5.0% Senior Notes due 2027	$1,414

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at March 31, 2018.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12)   Commitments and Contingencies

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2018 aggregated $223 million, which is payable as follows: $110 million in 2018,  $45 million in 2019,  $32 million in 2020,  $34 million in 2021 and $2 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

SoundExchange Royalty Claims.  In August 2013, SoundExchange, Inc. (“SoundExchange”) filed a complaint in the United States District Court for the District of Columbia (“SoundExchange I”) alleging that SIRIUS XM underpaid royalties for statutory licenses in violation of the regulations established by the Copyright Royalty Board (“CRB”) for the 2007-2012 period.  SoundExchange principally alleges that SIRIUS XM improperly reduced its gross revenue subject to royalties by deducting revenue attributable to pre-1972 recordings and Premier package revenue that was not “separately charged” as required by the regulations. SIRIUS XM believes that it properly applied the gross revenue exclusions contained in the regulations established by the CRB. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest and attorneys’ fees and costs.

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

SIRIUS XM has filed a notice of appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. SIRIUS XM expects that the ruling by the CRB in this matter will be transmitted back to the District Court for further proceedings, such as adjudication of claims relating to damages and defenses, although those proceedings may be delayed pending the appeal of the Judges’ interpretive decision.  SIRIUS XM believes it has substantial defenses to those SoundExchange claims that can be asserted in the District Court, and will continue to defend this action vigorously.

This matter is captioned SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.); the CRB referral was adjudicated under the caption Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning SoundExchange I is publicly available in filings under the docket numbers.

On December 12, 2017, SoundExchange filed a second action against SIRIUS XM under the Copyright Act in the United States District Court for the District of Columbia (“SoundExchange II”). This action includes claims that SoundExchange has also attempted to add to the SoundExchange I litigation through a proposed amended complaint. SoundExchange alleges that SIRIUS XM has systematically underpaid it for SIRIUS XM’s statutory license by impermissibly understating SIRIUS XM’s gross revenue, as defined in the applicable regulations and, in certain cases, understating the performances of recordings on SIRIUS XM’s internet radio service. Specifically, the complaint in SoundExchange II alleges that: from at least 2013 through the present, SIRIUS XM improperly excluded from gross revenue a portion of SIRIUS XM’s revenue received from its Premier and All Access packages attributable to premium channels; at least between 2010 and 2012, SIRIUS XM improperly excluded late fees received from subscribers from the calculation of gross revenue; at least between 2010 and 2012, SIRIUS XM improperly excluded certain credits, adjustments and bad debt for which the underlying revenue had never been included in the first instance; at least between 2010 and 2012, SIRIUS XM improperly deducted from gross revenue certain transaction fees and other expenses—for instance, credit card processing fees, collection fees and sales and use taxes—that are purportedly not permitted by the CRB regulations; at least between 2010 and 2012, SIRIUS XM improperly deducted amounts attributable to performances of recordings claimed to be directly licensed on both SIRIUS XM’s satellite radio and internet radio services, even though they were not; at least between 2010 and 2012, SIRIUS XM improperly excluded from royalty calculations performances of recordings less than thirty seconds long under the provisions of the CRB regulations and the Webcaster Settlement Agreement; from 2010 through 2012, SIRIUS XM excluded from royalty calculations performances of songs on its internet radio services that SIRIUS XM claimed it was unable to identify; SIRIUS XM owes associated late fees for the previously identified underpayments under the applicable CRB regulations; and SIRIUS XM has underpaid SoundExchange by an amount exceeding 10% of the royalty payment and SIRIUS XM is therefore obligated to pay the reasonable costs of an audit. SIRIUS XM believes that it properly applied in all material respects the regulations established by the CRB. SoundExchange is seeking compensatory damages in an amount to be determined at trial from the alleged underpayments, unspecified late fees and penalties pursuant to the CRB’s regulations and the Webcaster Settlement Agreement and costs, including reasonable attorney fees and expenses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No. 17-cv-02666-RJL (D.D.C.). Information concerning SoundExchange II is publicly available in filings under the docket number.

As of March 31, 2018, SIRIUS XM concluded that a loss, in excess of its recorded liabilities, was considered remote in connection with SoundExchange I or SoundExchange II. The assumptions underlying SIRIUS XM’s conclusions may change from time to time and the actual loss may vary from the amounts recorded.

(13)   Information About Liberty's Operating Segments

The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings.

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

For the three months ended March 31, 2018, the Company has identified the following subsidiaries as its reportable segments:

•

SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems – the Sirius system and the XM system. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services.  SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

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

Performance Measures

	Three months ended March 31,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,375	530	1,294	500
Corporate and other	—	(5)	—	(4)
Total Liberty SiriusXM Group	1,375	525	1,294	496
Braves Group
Corporate and other	28	(35)	5	(29)
Total Braves Group	28	(35)	5	(29)
Formula One Group
Formula 1	114	3	96	18
Corporate and other	—	(4)	—	(18)
Total Formula One Group	114	(1)	96	—
Consolidated Liberty	$1,517	489	1,395	467

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2018
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,860	651	82
Corporate and other	1,098	—	—
Total Liberty SiriusXM Group	28,958	651	82
Braves Group
Corporate and other	1,947	97	6
Total Braves Group	1,947	97	6
Formula One Group
Formula 1	9,433	—	1
Corporate and other	2,409	910	—
Total Formula One Group	11,842	910	1
Elimination (1)	(207)	—	—
Consolidated Liberty	$42,540	1,658	89

(1)

This is primarily the intergroup interest in the Braves Group held by the Formula One Group, as discussed in note 3. The intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$489	467
Stock-based compensation	(46)	(44)
Depreciation and amortization	(216)	(164)
Operating income (loss)	227	259
Interest expense	(150)	(140)
Share of earnings (losses) of affiliates, net	(8)	(4)
Realized and unrealized gains (losses) on financial instruments, net	153	(12)
Other, net	6	17
Earnings (loss) before income taxes	$228	120

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2017. See note 2 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

The information contained herein relates to Liberty Media Corporation and its controlled subsidiaries ("Liberty," the "Company," "we," "us," or "our" unless the context otherwise requires).

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems - the Sirius system and the XM system.  Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand, over SIRIUS XM’s Internet radio service, including through applications for mobile devices. Additionally, Liberty acquired a controlling interest in Delta Topco, the parent company of Formula 1, on January 23, 2017. Beginning on this date, Formula 1 is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings") and corporate expenses. Braves Holdings owns the Atlanta Braves, a Major League Baseball club, as well as certain of the Atlanta Braves' minor league clubs.

In addition to the foregoing businesses, we hold ownership interests in Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM, SIRIUS XM Canada Holdings, Inc. (“SIRIUS XM Canada”), which we account for as equity method investments; and we hold investments and related financial instruments in public companies such as Time Warner, which are accounted for at their respective fair market values and are included in the “Corporate and other” category.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2018, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2018, the Liberty SiriusXM Group has cash and cash equivalents of approximately $658 million, which includes approximately $79 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2018, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of March 31, 2018, the Braves Group has cash and cash equivalents of approximately $114 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2018, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, a minority equity investment in Time Warner, cash, an approximate 15.1% intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023.  The Formula One Group has cash and cash equivalents of approximately $270 million as of March 31, 2018, which includes approximately $140 million of subsidiary cash.

As discussed in note 4 of the accompanying condensed consolidated financial statements, on January 23, 2017, Liberty acquired 100% of the fully diluted equity interests of Delta Topco, the parent company of Formula 1, other than a nominal number of shares held by certain Formula 1 teams. Liberty’s acquired interest in Delta Topco and by extension Formula 1, along with existing Formula 1 cash and debt (which is non-recourse to Liberty), is attributed to the Formula One Group.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,375	1,294
Total Liberty SiriusXM Group	1,375	1,294
Braves Group
Corporate and other	28	5
Total Braves Group	28	5
Formula One Group
Formula 1	114	96
Total Formula One Group	114	96
Consolidated Liberty	$1,517	1,395

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$407	381
Corporate and other	(11)	(9)
Total Liberty SiriusXM Group	396	372
Braves Group
Corporate and other	(51)	(33)
Total Braves Group	(51)	(33)
Formula One Group
Formula 1	(109)	(57)
Corporate and other	(9)	(23)
Total Formula One Group	(118)	(80)
Consolidated Liberty	$227	259

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$530	500
Corporate and other	(5)	(4)
Total Liberty SiriusXM Group	525	496
Braves Group
Corporate and other	(35)	(29)
Total Braves Group	(35)	(29)
Formula One Group
Formula 1	3	18
Corporate and other	(4)	(18)
Total Formula One Group	(1)	—
Consolidated Liberty	$489	467

Revenue.    Our consolidated revenue increased $122 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase was due to revenue growth of $81 million, $23 million and $18 million for SIRIUS XM, Braves Holdings and Formula 1, respectively, during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income decreased $32 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The decrease was due to decreases of $38 million and $18 million in Formula One Group and Braves Group operating results, respectively, partially offset by  a $24 million increase in Liberty SiriusXM Group operating results for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

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

We recorded $46 million and $44 million of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. The increase in stock compensation expense is due to increases at SIRIUS XM, partially offset by decreases at Braves Holdings and Formula 1.  As of March 31, 2018, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $49 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.  Additionally, as of March 31, 2018, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $259 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 of the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes.

Consolidated Adjusted OIBDA improved $22 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA was due to a $29 million improvement in Liberty SiriusXM Group Adjusted OIBDA, partially offset by decreases of $6 million and $1 million for Braves Group and Formula One Group Adjusted OIBDA, respectively, for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(97)	(84)
Braves Group	(6)	—
Formula One Group	(47)	(56)
Consolidated Liberty	$(150)	(140)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$1	3
Braves Group	3	3
Formula One Group	(12)	(10)
Consolidated Liberty	$(8)	(4)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$58	—
Braves Group	—	—
Formula One Group	95	(12)
Consolidated Liberty	$153	(12)

Other, net
Liberty SiriusXM Group	$5	6
Braves Group	1	3
Formula One Group	—	8
Consolidated Liberty	$6	17

	$1	(139)

Interest expense. Consolidated interest expense increased $10 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase was due to an increase in the average amount of corporate and subsidiary debt outstanding during the period.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$1	3
Total Liberty SiriusXM Group	1	3

Braves Group
Other	3	3
Total Braves Group	3	3

Formula One Group
Live Nation	(16)	(15)
Other	4	5
Total Formula One Group	(12)	(10)
Consolidated Liberty	$(8)	(4)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Debt and equity securities	$74	30
Debt measured at fair value	30	(116)
Change in fair value of bond hedges	20	78
Other derivatives	29	(4)
	$153	(12)

The changes in unrealized gains (losses) on debt and equity securities are due to market factors primarily driven by changes in the fair value of the stock underlying these financial instruments.

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

Liberty issued $1 billion of cash convertible notes and entered into a bond hedge transaction on the same amount of underlying shares in October 2013. These derivatives are marked to fair value on a recurring basis. Changes in the fair value are included in the Realized and unrealized gains (losses) on financial instruments, net line item. The primary driver of the change in the current period is the change in the fair value of the underlying stock.

The unrealized gains on other derivatives for the three months ended March 31, 2018 are primarily due to gains on Formula 1 interest rate swaps.

Other, net.  Other, net income decreased for the three months ended March 31, 2018, as compared to the corresponding period in the prior year primarily due to decreases in gains on the disposition of assets, gains on early extinguishment of debt and gains on dilution of investments in affiliates, partially offset by increases in interest and dividend income.

Income taxes.  We had income tax expense of $15 million and $76 million for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 was lower than the federal tax rate of 21% due to tax benefits from the resolution of historical matters with various tax authorities and tax deductions for stock-based compensation, partially offset by expense for state income taxes. Tax expense for the three months ended March 31, 2017 was higher than the federal tax rate of 35% (which was effective for tax years prior to 2018) primarily due to losses in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate and the impact of state income taxes.

Net earnings.  We had net earnings of $213 million and $44 million for the three months ended March 31, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2018, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of March 31, 2018 Liberty's liquidity position consisted of the following:

		Unencumbered
	Cash and Cash	Marketable
	Equivalents	Equity Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$79	—
Corporate and other	579	—
Total Liberty SiriusXM Group	$658	—
Braves Group
Corporate and other	$114	—
Total Braves Group	$114	—
Formula One Group
Formula 1	$140	—
Corporate and other	130	379
Total Formula One Group	$270	379

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM, which has significant cash and cash provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facility at Formula 1 are not met. As of March 31, 2018, Liberty had $600 million available under a $1.35 billion margin loan due 2020 and $150 million available under the Live Nation Margin Loan. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

	Three months ended
	March 31,
	2018	2017
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$393	304
Braves Group cash provided (used) by operating activities	52	12
Formula One Group cash provided (used) by operating activities	179	87
Net cash provided (used) by operating activities	$624	403
Liberty SiriusXM Group cash provided (used) by investing activities	$(471)	(61)
Braves Group cash provided (used) by investing activities	31	(86)
Formula One Group cash provided (used) by investing activities	16	(1,650)
Net cash provided (used) by investing activities	$(424)	(1,797)
Liberty SiriusXM Group cash provided (used) by financing activities	$121	(200)
Braves Group cash provided (used) by financing activities	(82)	82
Formula One Group cash provided (used) by financing activities	(209)	2,020
Net cash provided (used) by financing activities	$(170)	1,902

Liberty’s primary use of cash during the three months ended March 31, 2018 (excluding cash used by SIRIUS XM, Formula 1 and Braves Holdings) was $393 million of investments in and loans to investees. These investments were funded by borrowings of debt and cash on hand.

SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock, additions to property and equipment resulting from new satellite construction and dividends paid to stockholders.  The SIRIUS XM uses of cash were funded by cash provided by operating activities, borrowings of debt and cash on hand. On January 23, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock to stockholders of record at the close of business on February 7, 2018. The dividend was paid in cash on February 28, 2018 in the amount of $49 million, of which Liberty has received $35 million. On April 26, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.011 per share of common stock payable on May 31, 2018 to stockholders of record as of the close of business on May 10, 2018. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.044 per share of common stock.

The projected uses of Liberty's cash (excluding SIRIUS XM’s, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans and outstanding credit facilities. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

Braves Holdings’ estimated capital expenditures for the remainder of 2018 include approximately $50 million, primarily for the construction of the mixed-use development and new spring training facility. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under its existing debt instruments.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

SIRIUS XM Holdings Inc.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its proprietary satellite radio systems. Subscribers can also receive their music and other channels, plus features such as SiriusXM On Demand, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  SIRIUS XM also provides connected vehicle services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

SIRIUS XM has agreements with every major automaker ("OEMs") to offer satellite radios in their vehicles, through which SIRIUS XM acquires the majority of its subscribers.  SIRIUS XM also acquires subscribers through the marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM services. SIRIUS XM’s satellite radios are primarily distributed through automakers; retailers; and its website.  Satellite radio services are also offered to customers of certain rental car companies.

As of March 31, 2018, SIRIUS XM had approximately 33.1 million subscribers, which is an increase of approximately 1% from 32.7 million subscribers as of December 31, 2017. Of the 33.1 million subscribers at March 31, 2018, approximately 27.7 million were self-pay subscribers and approximately 5.3 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions. Subscribers and subscription-based revenue and expenses associated with the SIRIUS XM Canada service, which had approximately 2.6 million subscribers as of March 31, 2018, and connected vehicle services and are not included in its subscriber count or subscriber-based operating metrics.

SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing on an annual, semi-annual, quarterly or monthly plan.  SIRIUS XM offers discounts for prepaid subscription plans, as well as multiple subscription discounts.  SIRIUS XM also derives revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic and data services.  SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

Liberty acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM from that date.  The results presented for SIRIUS XM below include the impacts of acquisition accounting adjustments in the current and prior period. As of March 31, 2018, there is an approximate 29% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM's operating results were as follows:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Subscriber revenue	$1,117	1,078
Other revenue	258	216
Total revenue	1,375	1,294
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties	(310)	(277)
Programming and content	(93)	(89)
Customer service and billing	(93)	(96)
Other	(28)	(26)
Subscriber acquisition costs	(123)	(127)
Other operating expenses	(27)	(20)
Selling, general and administrative expenses	(171)	(159)
Adjusted OIBDA	530	500
Stock-based compensation	(34)	(29)
Depreciation and amortization	(89)	(90)
Operating income	$407	381

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 4% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase was primarily attributable to a 5% increase in the daily weighted average number of subscribers for the three months ended March 31, 2018, partially offset by the impact of the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments, which established Accounting Standards Codification Topic 606 (“ASC 606”), effective as of January 21, 2018.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three months ended March 31, 2018, other revenue increased approximately 19%, as compared to the corresponding prior year period. The increases were primarily driven by higher revenue from the U.S. Music Royalty Fee due to subscribers paying at a higher rate and an increase in the number of subscribers as well as higher revenue generated from the new SIRIUS XM Canada service and advisory agreements. In addition, advertising revenue increased during the three month period due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot. Furthermore, equipment revenue increased during the three month period due to additional royalty revenue due to SIRIUS XM’s transition to a new generation of chipsets and revenue from the sale of connected vehicle devices, partially offset by lower radio sales to consumers.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties include royalties for transmitting content and web streaming as well and automaker, content provider and advertising revenue share. Revenue share and royalties increased 12% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase was due to a 41% increase in the statutory royalty rate applicable to SIRIUS XM’s use of post-1972 recordings, which increased from 11% in 2017 to 15.5% in 2018 and overall greater revenue subject to royalty for transmitting content and revenue share to automakers. The increase was partially offset by the impact of the adoption of ASC 606.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 4% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase was primarily due to increased personnel-related costs, higher content license costs, and increased programming operations costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense decreased 3% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The decrease was driven by lower call center costs due to lower agent rates, contact rates and bad debt expense.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios and devices, components and accessories as well as connected vehicles and devices and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services increased 8% for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increases in the three month period was driven primarily by higher wireless costs associated with SIRIUS XM’s connected vehicle services, higher Internet streaming costs, increased personnel-related costs and incremental costs associated with the sale of connected vehicle devices, partially offset by lower satellite radio sales to consumers.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three months ended March 31, 2018, subscriber acquisition costs decreased approximately 3%, as compared to the corresponding period in the prior year. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of installations.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2018 other operating expense increased 35%, as compared to the corresponding period in the prior year. The increase was driven primarily by additional costs associated with SIRIUS XM’s connected vehicle services and the development of SIRIUS XM’s audio and video streaming products.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2018, selling, general and administrative expense increased 8%, as compared to the corresponding period in the prior year.  The increase was due to additional subscriber communications, retention programs and acquisition campaigns, higher personnel-related costs and higher software license and maintenance expense, partially offset by lower legal costs.

Stock-based compensation increased 17% during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted since March 31, 2017.

Depreciation and amortization expense was relatively flat for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.

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

Liberty acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016, which was accounted for as a cost method investment.  Although Formula 1’s results are only included in Liberty’s results beginning on January 23, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of Formula 1 for the full three months ended March 31, 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The pro forma adjustments are based on the initial acquisition price allocation and were made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Formula 1 had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s operating results as included in Liberty’s consolidated operating results for the three months ended March 31, 2018 and pro forma operating results for the three months ended March 31, 2017 were as follows:

	Three months ended
	March 31,
	2018	2017
	(actual)	(pro forma)
	amounts in millions
Primary Formula 1 revenue	$85	79
Other Formula 1 revenue	29	18
Total Formula 1 revenue	114	97
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(81)	(69)
Selling, general and administrative expenses	(30)	(20)
Adjusted OIBDA	3	8
Stock-based compensation	(3)	(5)
Depreciation and amortization	(109)	(108)
Operating income (loss)	$(109)	(105)

Primary Formula 1 revenue represents the majority of Formula 1’s revenue and is derived from the following streams:

•	race promotion fees earned from granting the rights to host, stage and promote each Event on the World Championship calendar;
•	broadcasting fees earned from licensing the right to broadcast Events on television and other platforms, including the internet; and
•	advertising and sponsorship fees earned from the sale of World Championship and Event-related advertising and sponsorship rights.

Primary Formula 1 revenue increased $6 million during the three months ended March 31, 2018, as compared to pro forma Primary Formula 1 revenue in the corresponding period in the prior year. One Event took place in each of the periods presented. The increase was driven by the adoption ASC 606, which has temporarily accelerated the recognition of fees related to certain fee elements of Primary Formula 1 revenue when compared to the prior year. The adoption of ASC 606 has not impacted the recognition of fees under race promotion, broadcasting and some advertising and sponsorship contracts, although changes have been made to the recognition of certain elements of rights granted under Global Partner and Official Supplier contracts. The fees for these elements were historically recognized by spreading the full season income on a pro-rata basis over the total number of Events on the relevant World Championship calendar. Pursuant to ASC 606, certain rights are being recognized evenly over the calendar year and others will be recognized over a smaller number of specific events, as opposed to every Event on the race calendar. Advertising and sponsorship fees were also higher as a result of fee inflation in underlying contracts. Higher race promotion fees derived from the Event in the current period as compared to Event in the corresponding period in the prior year, were partially offset by lower broadcasting revenue. Broadcasting revenue decreased during the three months ended March 31, 2018 as compared to the same period in the prior year due to the impact of slightly lower proportionate recognition of season-based income during the current period. 1/21 (4.8%) of broadcasting revenue was recognized during the three months ended March 31, 2018, compared to 1/20 (5.0%) during the three months ended March 31, 2017.

Other Formula 1 revenue is generated from the operation of the Paddock Club at most Events, freight and related logistical and travel services, support races at Events (either from the direct operation of the Formula 2 and GP3 series which are owned by Formula 1 or from the licensing of other third party series or individual race events), various TV production and post-production activities, digital media services and other ancillary operations.

The $11 million increase in Other Formula 1 revenue during the three months ended March 31, 2018, as compared to pro forma Other Formula 1 revenue in the corresponding period in the prior year was primarily attributable to the sale of the new Formula 2 chassis and components to the series’ competing teams at the start of the first season of the next three year vehicle cycle.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Team payments	$(45)	(47)
Other costs of Formula 1 revenue	(36)	(22)
Cost of Formula 1 revenue	$(81)	(69)

Cost of Formula 1 revenue increased approximately $12 million during the three months ended March 31, 2018, as compared to pro forma Cost of Formula 1 revenue in the corresponding period in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments decreased by $2 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The decreases in pro forma team payments during 2018 were attributable to the pro rata recognition impact of the cost recognition policy being applied to fixed and variable Prize Fund elements.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. The increase in other costs for the three months ended March 31, 2018 as compared to pro forma other costs in the corresponding period in the prior year is primarily due to the costs associated with the sale of the new Formula 2 chassis and components to the competing Formula 2 teams at the start of the first season of the latest three year Formula 2 cycle.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $10 million during the three months ended March 31, 2018, as compared to pro forma selling, general and administrative expenses in the corresponding period in the prior year. The increases in selling, general and administrative expense during 2018 were primarily driven by higher personnel, property, marketing and research costs and professional fees as a result of the acquisition by Liberty of Formula 1.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management during March 2017, subsequent to the acquisition of Formula 1 by Liberty.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization increased $1 million during the three months ended March 31, 2018, as compared to pro forma depreciation and amortization in the corresponding period in the prior year.

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

Operating results attributable to Braves Holdings were as follows:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Baseball revenue	$20	5
Development revenue	8	—
Total Braves Holdings revenue	28	5
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(40)	(17)
Selling, general and administrative expenses	(21)	(16)
Adjusted OIBDA	(33)	(28)
Stock-based compensation	—	(2)
Depreciation and amortization	(16)	(2)
Operating income	$(49)	(32)

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. Braves Holdings’ revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three months ended March 31, 2018, revenue increased $23 million, as compared to the corresponding prior year period.  The increase for the three month period was primarily due to an increase of $15 million of baseball revenue, driven by an $11 million increase in ballpark operations revenue, due to 3 home games during the three months ended March 31, 2018 compared to no home games during the three months ended March 31, 2017. Development revenue during the three months ended March 31, 2017 was nominal as Braves Holdings had just entered the real estate development business.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2018, other operating expenses increased $23 million, as compared to the corresponding period in the prior year. The increase was driven by higher player salaries and the acceleration of player salary expense as a result of released and injured players during the current period.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three months ended March 31, 2018, selling, general and administrative expense increased $5 million, as compared to the corresponding period in the prior year. The increase was primarily driven by higher facilities, marketing and advertising costs during the period.

Stock-based compensation decreased $2 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year driven by the relatively flat fair value of the underlying awards in the current period.

Depreciation and amortization increased $14 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year primarily due to an increase in depreciation related to the stadium, which was placed into service on March 31, 2017.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$1,115	4.1%	$6,910	5.6%
Braves Group	$338	3.7%	$265	3.2%
Formula One Group	$957	4.1%	$4,424	3.2%

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

At March 31, 2018, the fair value of our marketable debt and equity securities was $1,502 million. Had the market price of such securities been 10% lower at March 31, 2018, the aggregate value of such securities would have been approximately $150 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at March 31, 2018 the aggregate value of such security would have been $294 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In January 2017, the Company acquired Delta Topco Limited. As a result of the acquisition, the Company is reviewing the internal controls of Delta Topco Limited and is making appropriate changes as deemed necessary. Except for the changes in internal control at Delta Topco Limited, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

A summary of the repurchase activity for the three months ended March 31, 2018 is as follows:

Series C Liberty SiriusXM Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2018	—	NA	—	$ 1,277	million
February 1 - 28, 2018	—	NA	—	$ 1,277	million
March 1 - 31, 2018	754,764	$41.68	754,764	$ 1,246	million
Total	754,764		754,764

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended March 31, 2018.

During the three months ended March 31, 2018,  118 shares and 260 shares of Series A and Series C Liberty Formula One common stock, respectively, 510 shares and 1,129 shares of Series A and Series C Liberty SiriusXM common stock, respectively, and 49 shares and 96 shares of Series A and Series C Liberty Braves common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Amendment, dated March 12, 2018, of certain Liberty Media incentive plans.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 9, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 9, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)