Form 10-Q
period 2018-09-30
Liberty Media Corp
filed 2018-11-08
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2018 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,803,892	9,821,531	214,981,984
Liberty Braves common stock	10,244,042	981,860	39,738,602
Liberty Formula One common stock	25,673,855	2,453,485	202,878,210

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$355	1,029
Trade and other receivables, net	440	358
Other current assets	446	356
Total current assets	1,241	1,743
Investments in debt and equity securities (note 8)	1,406	1,114
Investments in affiliates, accounted for using the equity method (note 9)	1,730	1,750

Property and equipment, at cost	3,821	3,596
Accumulated depreciation	(1,245)	(1,055)
	2,576	2,541
Intangible assets not subject to amortization (note 10):
Goodwill	18,386	18,383
FCC licenses	8,600	8,600
Other	1,074	1,074
	28,060	28,057
Intangible assets subject to amortization, net (note 10)	5,830	6,192
Other assets	781	599
Total assets	$41,624	41,996

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,097	1,250
Current portion of debt	18	768
Deferred revenue	2,235	1,941
Other current liabilities	29	20
Total current liabilities	3,379	3,979
Long-term debt, including $2,388 million and $2,115 million measured at fair value at September 30, 2018 and December 31, 2017, respectively (note 11)	13,380	13,186
Deferred income tax liabilities	1,610	1,478
Other liabilities	886	779
Total liabilities	19,255	19,422

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2018	December 31, 2017
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,802,886 shares at September 30, 2018 and 102,701,972 shares at December 31, 2017 (note 3)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,244,042 shares at September 30, 2018 and 10,243,259 shares at December 31, 2017 (note 3)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,673,419 shares at September 30, 2018 and 25,649,611 shares at December 31, 2017 (note 3)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,821,531 shares at September 30, 2018 and December 31, 2017 (note 3)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,860 shares at September 30, 2018 and December 31, 2017 (note 3)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,453,921 shares at September 30, 2018 and 2,454,448 shares at December 31, 2017 (note 3)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 215,604,989 shares at September 30, 2018 and 222,588,953 shares at December 31, 2017 (note 3)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,738,602 shares at September 30, 2018 and 39,723,440 shares at December 31, 2017 (note 3)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 202,878,210 shares at September 30, 2018 and 202,720,588 shares at December 31, 2017 (note 3)	2	2
Additional paid-in capital	3,246	3,892
Accumulated other comprehensive earnings (loss), net of taxes	(75)	(35)
Retained earnings	13,684	13,081
Total stockholders' equity	16,860	16,943
Noncontrolling interests in equity of subsidiaries	5,509	5,631
Total equity	22,369	22,574
Commitments and contingencies (note 12)
Total liabilities and equity	$41,624	41,996

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions,
	except per share amounts
Revenue:
Subscriber revenue	$1,163	1,136	3,419	3,325
Formula 1 revenue	647	501	1,346	1,213
Other revenue	505	428	1,266	1,062
Total revenue	2,315	2,065	6,031	5,600
Operating costs and expenses, including stock-based compensation (note 5):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties	343	297	1,057	867
Programming and content	97	98	303	290
Customer service and billing	95	95	284	287
Other	30	29	92	86
Cost of Formula 1 revenue	450	354	945	836
Subscriber acquisition costs	110	119	352	372
Other operating expense	130	139	322	333
Selling, general and administrative	295	324	863	851
Depreciation and amortization	234	228	681	615
	1,784	1,683	4,899	4,537
Operating income (loss)	531	382	1,132	1,063
Other income (expense):
Interest expense	(150)	(159)	(453)	(448)
Share of earnings (losses) of affiliates, net (note 9)	58	155	72	167
Realized and unrealized gains (losses) on financial instruments, net (note 7)	(31)	18	180	(43)
Other, net	10	(11)	37	2
	(113)	3	(164)	(322)
Earnings (loss) before income taxes	418	385	968	741
Income tax (expense) benefit	(52)	(124)	(134)	(280)
Net earnings (loss)	366	261	834	461
Less net earnings (loss) attributable to the noncontrolling interests	98	93	263	220
Net earnings (loss) attributable to Liberty stockholders	$268	168	571	241

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$185	183	550	430
Liberty Braves common stock	41	22	(13)	(29)
Liberty Formula One common stock	42	(37)	34	(160)
	$268	168	571	241

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.56	0.54	1.65	1.28
Series A, B and C Liberty Braves common stock	0.80	0.45	(0.25)	(0.59)
Series A, B and C Liberty Formula One common stock	0.18	(0.17)	0.15	(0.80)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.55	0.54	1.63	1.26
Series A, B and C Liberty Braves common stock	0.80	0.45	(0.25)	(0.59)
Series A, B and C Liberty Formula One common stock	0.18	(0.17)	0.15	(0.80)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Net earnings (loss)	$366	261	834	461
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	10	22	(11)	28
Credit risk on fair value debt instruments gains (losses)	(10)	—	(24)	—
Unrealized holding gains (losses) arising during the period	—	—	(3)	(3)
Share of other comprehensive earnings (loss) of equity affiliates	(3)	3	(7)	12
Comprehensive earnings (loss)	363	286	789	498
Less comprehensive earnings (loss) attributable to the noncontrolling interests	101	93	260	229
Comprehensive earnings (loss) attributable to Liberty stockholders	$262	193	529	269

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$191	206	544	450
Liberty Braves common stock	40	22	(16)	(32)
Liberty Formula One common stock	31	(35)	1	(149)
	$262	193	529	269

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings	$834	461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	681	615
Stock-based compensation	145	182
Share of (earnings) loss of affiliates, net	(72)	(167)
Realized and unrealized (gains) losses on financial instruments, net	(180)	43
Noncash interest expense (benefit)	(6)	9
Deferred income tax expense (benefit)	132	286
Other, net	13	42
Changes in operating assets and liabilities
Current and other assets	(119)	6
Payables and other liabilities	207	(163)
Net cash provided (used) by operating activities	1,635	1,314
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(403)	(760)
Cash proceeds from sale of investments	244	20
Net cash paid for the acquisition of Formula 1	—	(1,647)
Capital expended for property and equipment	(265)	(407)
Other investing activities, net	42	(120)
Net cash provided (used) by investing activities	(382)	(2,914)
Cash flows from financing activities:
Borrowings of debt	2,310	5,820
Repayments of debt	(3,014)	(4,819)
Proceeds from issuance of Series C Liberty Formula One common stock	—	1,938
Series C Liberty SiriusXM stock repurchases	(368)	—
Subsidiary shares repurchased by subsidiary	(662)	(996)
Cash dividends paid by subsidiary	(44)	(45)
Taxes paid in lieu of shares issued for stock-based compensation	(122)	(95)
Other financing activities, net	51	12
Net cash provided (used) by financing activities	(1,849)	1,815
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	7
Net increase (decrease) in cash, cash equivalents and restricted cash	(596)	222
Cash, cash equivalents and restricted cash at beginning of period	1,047	572
Cash, cash equivalents and restricted cash at end of period	$451	794

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2018

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	2	—	—	—	—	—	2	3,892	(35)	13,081	5,631	22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	571	263	834
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(42)	—	(3)	(45)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	—	—	—	—	22	2	36	12	72
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	108	—	—	29	137
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(122)	—	—	—	(122)
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	4	—	—	—	4
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(368)	—	—	—	(368)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(219)	—	—	(432)	(651)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(62)	—	—	62	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)	(18)
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Balance at September 30, 2018	$—	1	—	2	—	—	—	—	—	2	3,246	(75)	13,684	5,509	22,369

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

Liberty has entered into certain agreements with Qurate Retail, Inc., formerly known as Liberty Interactive Corporation (“Qurate Retail”), Starz (presently known as Starz Acquisition LLC) (“Starz”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), CommerceHub, Inc. (“CommerceHub”), Liberty Expedia Holdings (“Expedia Holdings”) and GCI Liberty, Inc. (“GCI Liberty”), all but two of which (Starz and CommerceHub) are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail, Starz and Liberty Broadband only), Services Agreements (which, in Starz’s case, terminated in April 2017, and in CommerceHub’s case, terminated in August 2018), Facilities Sharing Agreements (excluding Starz and CommerceHub) and Tax Sharing Agreements (in the case of Starz and Liberty Broadband only).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings and GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings and GCI Liberty reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail, while TripCo, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings and GCI Liberty pay an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband, Expedia Holdings and GCI Liberty. Under these various agreements approximately $8 million and $6 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2018 and 2017, respectively, and $21 million and $17 million were reimbursed during the nine months ended September 30, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  In the prior year, we recognized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

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

In accordance with the new revenue standard requirements, the following table illustrates the impact on our reported results in the condensed consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than previously discussed, upon the adoption of the revenue standard on January 1, 2018, there were no additional material adjustments to our condensed consolidated balance sheet as of September 30, 2018.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30, 2018
			Balances without
		Impact of	adoption of
	As reported	ASC 606	ASC 606
	in millions
Revenue:
Subscriber revenue	$1,163	24	1,187
Formula 1 revenue	$647	11	658
Other revenue	$505	(2)	503

Costs of subscriber services:
Revenue share and royalties	$343	23	366
Subscriber acquisition costs	$110	1	111
Selling, general and administrative	$295	—	295

Net earnings (loss)	$366	9	375

	Nine months ended September 30, 2018
			Balances without
		Impact of	adoption of
	As reported	ASC 606	ASC 606
	in millions
Revenue:
Subscriber revenue	$3,419	72	3,491
Formula 1 revenue	$1,346	3	1,349
Other revenue	$1,266	(2)	1,264

Costs of subscriber services:
Revenue share and royalties	$1,057	67	1,124
Subscriber acquisition costs	$352	3	355
Selling, general and administrative	$863	(1)	862

Net earnings (loss)	$834	4	838

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for SIRIUS XM during the three and nine months ended September 30, 2018 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings was approximately $59 million and $286 million, respectively.  The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As the majority of SIRIUS XM contracts are one year or less, SIRIUS XM utilized the optional exemption under ASC 606 and has not disclosed information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of September 30, 2018, less than ten percent of the SIRIUS XM total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as SIRIUS XM’s services are provided.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $381 million for the remainder of 2018,  $1,882 million in 2019,  $1,659 million in 2020,  $4,391 million in 2021 through 2026, and $403 million thereafter, primarily recognized through 2035.  We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

Below is a summary of the impacts of the new revenue standard on SIRIUS XM, Formula 1 and Braves Holdings.

SIRIUS XM

The following table disaggregates SIRIUS XM’s revenue by source:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	in millions
Subscriber	$1,163	3,419
Advertising	46	135
Equipment	41	113
Music Royalty and Other	218	608
Total SIRIUS XM revenue	$1,468	4,275

The new revenue standard primarily impacts how SIRIUS XM accounts for revenue share payments as well as other immaterial impacts.

SIRIUS XM previously recorded revenue share related to paid-trials as Revenue share and royalties expense.  Under the new guidance, SIRUS XM has recorded these revenue share payments as a reduction to revenue as the payments do not transfer a distinct good or service to SIRIUS XM. Prior to the adoption, a portion of deferred revenue was for the revenue share related to paid trials. Under the new revenue standard, SIRIUS XM reclassified the revenue share related to paid-trials existing as of the date of adoption from current portion of deferred revenue to accounts payable and accrued liabilities. For new paid-trials, the net amount of the paid trial is recorded as deferred revenue and the portion of revenue share is recorded to accounts payable and accrued liabilities.

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

Subscriber revenue. Subscriber revenue consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as SIRIUS XM’s subscription services are continuously transmitted and can be consumed by customers at any time.  Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to SIRIUS XM’s service.  In certain cases, the subscription fee for these consumers are prepaid by the applicable automaker. Prepaid subscription fees received from certain automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale and activation.  Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer.  There is no revenue recognized for unpaid trial subscriptions. In some cases, SIRIUS XM pays a loyalty fee to the OEM when it receives a certain amount of payments from self-pay customers acquired from that OEM. These fees are considered incremental costs to obtain a contract and are therefore recognized as an asset and amortized to Subscriber acquisition costs over an average subscriber life of that OEM.  Revenue share and loyalty fees paid to the OEM offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.

Advertising revenue. SIRIUS XM recognizes revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for SIRIUS XM’s advertising inventory and are reported as a reduction of advertising revenue.  Additionally, SIRIUS XM pays certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments as SIRIUS XM controls the advertising service including the ability to establish pricing and SIRIUS XM is primarily responsible for providing the service. Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is transmitted.

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

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	in millions
Primary	$560	1,136
Other	87	210
Total Formula 1 revenue	$647	1,346

The new revenue standard has an immaterial interim period timing impact to revenue recognition for the three and nine months ended September 30, 2018 such that the timing on a full year basis will not be impacted as compared to how

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

revenue was historically recorded.  The immaterial difference in timing of revenue recognition for the three and nine months ended September 30, 2018 under the new revenue standard is the result of recognizing revenue as the performance obligations are satisfied over time with respect to certain advertising and sponsorship arrangements.

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

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	in millions
Baseball	$190	382
Development	10	28
Total Braves Holdings revenue	$200	410

The new revenue standard primarily impacted Braves Holdings revenue recognition related to broadcast rights revenue. Under the old revenue standard, Braves Holdings recognized revenue from its broadcast rights arrangements limited to the amounts that were not contingent on the provision of future goods or services, which resulted in revenue recognition approximating the cash received.  Upon adoption of the new revenue standard, Braves Holdings is required to estimate the entire transaction price of the contractual arrangements and recognize revenue allocated to each of the performance obligations within the contractual arrangements as those performance obligations are satisfied.  Such performance obligations are typically satisfied over time and result in differences between revenue recognized and cash received, dependent on how far into a contractual arrangement Braves Holdings is at any given reporting period.  The result of the new revenue standard is an immaterial change in revenue recognized during the three and nine months ended

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2018 and an immaterial effect to the condensed consolidated balance sheet as compared to the old revenue standard.

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

	September 30, 2018	December 31, 2017
	amounts in millions
Cash and cash equivalents	$355	1,029
Restricted cash included in other current assets	72	8
Restricted cash included in other assets	24	10
Total cash and cash equivalents and restricted cash at end of period	$451	1,047

In August 2016, the FASB issued new accounting guidance which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The Company adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its condensed consolidated financial statements.

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

In June 2018, the FASB issued new accounting guidance which expands the scope of existing accounting guidance for stock-based compensation to include share-based payments made to nonemployees. The new guidance substantially aligns the accounting for payments made to nonemployees and employees. Upon adoption, equity classified share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present and awards will continue to be classified according to existing accounting guidance upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. SIRIUS XM, the Company’s only subsidiary with nonemployee share-based payment arrangements, elected to early adopt this guidance effective July 1, 2018. SIRIUS XM recorded a $4 million increase in opening accumulated deficit as of January 1, 2018, resulting in a $3 million decrease in the Company’s opening retained earnings and $1 million decrease in the Company’s noncontrolling interest in equity of subsidiaries as of January 1, 2018. In addition, the previously liability-classified awards were reclassified to equity.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this guidance on January 1, 2019 and expect to elect certain practical expedients under the transition guidance. Additionally, the Company plans elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and does not plan to restate prior periods. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

Braves Holdings is evaluating the impact of the new guidance with respect to its baseball stadium, which is accounted for as a financing obligation under the current build-to-suit lease guidance. The transition guidance for a build-to-suit lease arrangement requires the lessee to derecognize the assets and liabilities that were recognized solely as a result of a transaction’s build-to-suit designation under the current guidance, with any difference recorded as an adjustment to equity as of the adoption date. Braves Holdings will then apply the general lessee guidance under the new standard to the baseball stadium lease, including classifying it as either a finance or operating lease, and record a right-of-use asset and lease liability on the balance sheet, which will be initially measured at the present value of the remaining lease payments over the lease term.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of September 30, 2018, the Liberty SiriusXM Group is comprised of SIRIUS XM, corporate cash, investments in debt securities, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of September 30, 2018, the Liberty SiriusXM Group has cash and cash equivalents of approximately $126 million, which includes $46 million of subsidiary cash. During the nine months ended September 30, 2018, SIRIUS XM declared a cash dividend each quarter, and paid in cash an aggregate amount of $148 million, of which Liberty received $104 million. On October 9, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock payable on November 30, 2018 to stockholders of record as of the close of business on November 9, 2018.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of September 30, 2018, the Braves Group is comprised primarily of  Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of September 30, 2018, the Braves Group has cash and cash equivalents of approximately $78 million, which includes $44 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of September 30, 2018, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, a minority equity investment in AT&T Inc. (“AT&T”), cash, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023. As of September 30, 2018, the Formula One Group has cash and cash equivalents of approximately $151 million, which includes $45 million of subsidiary cash.

The number of notional shares representing the intergroup interest held by the Formula One Group is 9,084,940, representing a 15.1% intergroup interest in the Braves Group at September 30, 2018. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

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

Included in net earnings (loss) for the three and nine months ended September 30, 2017 are losses of approximately $31 million and $225 million, respectively, related to Formula 1’s operations since the date of acquisition, which includes amortization expense of approximately $108 million and $287 million, respectively, primarily related to the amortization of the fair value step-up of amortizable intangible assets acquired.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Formula 1, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Formula 1 discussed above occurred on January 1, 2016, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2017	2017
	amounts in millions
Revenue	$2,065	5,601
Net earnings (loss)	$277	431
Net earnings (loss) attributable to Liberty stockholders	$184	211

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in millions)
Cost of subscriber services:
Programming and content	$3	7	21	21
Customer service and billing	1	1	3	3
Other	1	2	4	4
Other operating expense	5	4	13	11
Selling, general and administrative	36	71	104	143
	$46	85	145	182

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty—Grants of stock options

Awards granted during the nine months ended September 30, 2018 are summarized as follows:

	Nine Months Ended
	September 30, 2018
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

In addition to the stock option grants to the Liberty CEO and in connection with his employment agreement, Liberty granted performance-based RSUs. During the nine months ended September 30, 2018, Liberty granted 12 thousand and 86 thousand performance-based RSUs of Series C Liberty Braves common stock and Series C Liberty Formula One common stock, respectively. Such RSUs had a GDFV of $23.34 per share and $31.99 per share, respectively, at the time they were granted. The performance-based RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the nine months ended September 30, 2018.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,626	$19.78				11,328	$27.66
Granted	—	$—				633	$42.50
Exercised	(214)	$19.69				(470)	$20.01
Forfeited/Cancelled	—	$—				(1)	$39.09
Outstanding at September 30, 2018	1,412	$19.80	1.2	years	$33	11,490	$28.79	3.6	years	$168
Exercisable at September 30, 2018	1,409	$19.77	1.2	years	$33	5,699	$26.55	3.0	years	$96

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	179	$11.43				1,231	$16.27
Granted	—	$—				46	$23.34
Exercised	(1)	$13.69				(4)	$13.37
Forfeited/Cancelled	—	$—				—	$—
Outstanding at September 30, 2018	178	$11.42	1.2	years	$3	1,273	$16.53	3.5	years	$14
Exercisable at September 30, 2018	178	$11.41	1.2	years	$3	708	$15.83	3.0	years	$8

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	400	$11.69				4,760	$24.59
Granted	—	$—				2,026	$31.56
Exercised	(38)	$11.68				(118)	$14.04
Forfeited/Cancelled	—	$—				(1)	$34.78
Outstanding at September 30, 2018	362	$11.69	1.2	years	$9	6,667	$26.89	5.0	years	$69
Exercisable at September 30, 2018	362	$11.68	1.2	years	$9	3,857	$28.09	4.8	years	$35

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $31 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of September 30, 2018, Liberty reserved 12.9 million, 1.5 million and 7 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM — Stock-based Compensation

SIRIUS XM granted various types of stock awards to its employees and members of its board of directors during the nine months ended September 30, 2018. As of September 30, 2018, SIRIUS XM has approximately 244 million options outstanding of which approximately 136 million are exercisable, each with a WAEP per share of $4.19 and $3.56, respectively. The aggregate intrinsic value of SIRIUS XM options outstanding and exercisable as of September 30, 2018 is $532 million and $376 million, respectively. In addition, during the nine months ended September 30, 2018, SIRIUS XM granted approximately 15 million nonvested RSUs with a GDFV per share of $6.56. The stock-based compensation expense related to SIRIUS XM was $30 million and $35 million for the three months ended September 30, 2018 and 2017, respectively, and $100 million and $94 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and RSUs was $275 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2018 are approximately 21 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 11), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 11) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	numbers of shares in millions
Basic WASO	330	336	333	336
Potentially dilutive shares	5	4	4	4
Diluted WASO	335	340	337	340

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months ended		Nine months ended
	September 30, 2018 (b)	September 30, 2017 (b)	September 30, 2018 (a)(b)	September 30, 2017 (a)(b)
	numbers of shares in millions
Basic WASO	51	49	51	49
Potentially dilutive shares	10	10	10	10
Diluted WASO	61	59	61	59

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$41	22	(13)	(29)
Unrealized (gain) loss on the intergroup interest	13	12	46	43
Diluted earnings (loss) attributable to Liberty Braves stockholders	$54	34	33	14

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Formula One Common Stock
	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017 (a)	September 30, 2018	September 30, 2017 (a)
	numbers of shares in millions
Basic WASO	231	216	231	199
Potentially dilutive shares	1	2	1	5
Diluted WASO	232	218	232	204

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2018			December 31, 2017
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$221	221	—	804	804	—
Debt and equity securities	$1,326	276	1,050	1,047	467	580
Financial instrument assets	$495	23	472	369	19	350
Debt	$2,388	—	2,388	2,115	—	2,115

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Debt and equity securities	$(25)	56	133	76
Debt measured at fair value (a)	26	(42)	(77)	(236)
Change in fair value of bond hedges (b)	(41)	6	76	130
Other derivatives	9	(2)	48	(13)
	$(31)	18	180	(43)

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

Investments in debt and equity securities are summarized as follows:

	September 30,	December 31,
	2018	2017
	amounts in millions
Liberty SiriusXM Group
Debt securities
Pandora	$554	480
iHeart (a)	496	100
Total attributed Liberty SiriusXM Group	1,050	580

Braves Group
Other equity securities	8	8
Total attributed Braves Group	8	8

Formula One Group
Equity securities
AT&T (b)	205	389
Other (c )	143	137
Total attributed Formula One Group	348	526

Consolidated Liberty	$1,406	1,114

(a)

During the nine months ended September 30, 2018, the Company purchased $522 million in principal of iHeartMedia, Inc. (“iHeart”) bonds for $389 million, resulting in the Company owning an aggregate amount of $660 million in principal of iHeart bonds as of September 30, 2018.

(b)

See note 11 for details regarding the acquisition of Time Warner, Inc. (“Time Warner”) by AT&T and the number and fair value of AT&T shares pledged as collateral pursuant to the Braves Holdings mixed-use development facility as of September 30, 2018.

(c)	A portion of these equity securities are pledged as collateral to the Live Nation Margin Loan. See note 11 for the fair value of shares pledged as of September 30, 2018.

.

 Pandora

On September 23, 2018, SIRIUS XM entered into an agreement to acquire Pandora Media, Inc. (“Pandora”) in an all-stock transaction initially valued at $3.5 billion. In connection with the acquisition, each outstanding share of Pandora common stock, par value $0.0001 per share, will be converted into the right to receive 1.44 shares of SIRIUS XM common stock, par value $0.001 per share. The transaction is conditioned upon the vote of holders of a majority of the combined voting power of the outstanding shares of Pandora common stock and the outstanding shares of Pandora’s Series A

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Preferred Stock, voting together as a single class, in favor of the adoption of the merger agreement. In addition, the completion of the transaction is subject to other customary conditions, including, among others, (i) the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act has expired or been terminated, (ii) the decisions, orders, consents or expiration of any waiting periods required by the competition laws of other countries and jurisdictions, (iii) the absence of any law or order that prohibits or makes illegal the merger and (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants. The required notification and report under the Hart-Scott-Rodino Antitrust Act was filed on October 18, 2018. Pandora’s Series A Preferred Stock will be canceled upon completion of the acquisition.

(9)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2018 and the carrying amount at December 31, 2017:

	September 30, 2018			December 31, 2017
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$650	672
Other		NA	11	—
Total Liberty SiriusXM Group			661	672

Braves Group
Other	various	NA	97	145
Total Braves Group			97	145

Formula One Group
Live Nation (a)	34%	$3,794	801	756
Other	various	NA	171	177
Total Formula One Group			972	933
Consolidated Liberty			$1,730	1,750

(a)	See note 11 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of September 30, 2018.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$1	34	1	32
Other	(3)	—	(3)	—
Total Liberty SiriusXM Group	(2)	34	(2)	32

Braves Group
Other	2	68	8	72
Total Braves Group	2	68	8	72

Formula One Group
Live Nation	54	43	57	51
Other	4	10	9	12
Total Formula One Group	58	53	66	63
Consolidated Liberty	$58	155	72	167

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

SIRIUS XM also made a contribution in the form of a loan to SIRIUS XM Canada in the aggregate amount of $131 million on May 25, 2017.  The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.  Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to SIRIUS XM Canada’s failure to maintain specified leverage ratios.  In addition, the terms of the loan require SIRIUS XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of $10 million Canadian dollars at the last day of the financial year if all target dividends have been paid in full. During the nine months ended September 30, 2018, SIRIUS XM Canada repaid $3 million of the principal amount of the loan.

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

SIRIUS XM has approximately $10 million in related party current assets as of September 30, 2018 which includes amounts due under the Service Agreement and Advisory Services Agreement and certain amounts related to transaction outside the scope of the new services arrangements. At September 30, 2018, SIRIUS XM has approximately $4 million and $6 million in current and noncurrent related party liabilities, respectively, primarily related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet. SIRIUS XM recorded approximately $25 million and $23 million in revenue for the three months ended September 30, 2018 and 2017, respectively, and $72 million and $63 million in revenue for the nine months ended September 30, 2018 and 2017, respectively, associated with these various agreements in the Other revenue line item in the condensed consolidated statements of operations. SIRIUS XM Canada paid gross dividends to SIRIUS XM of $2 million and $4 million during the nine months ended September 30, 2018 and 2017, respectively.

(10)   Intangible Assets

Goodwill and Intangible Assets Not Subject to Amortization

SIRIUS XM recorded $3 million of goodwill related to an immaterial acquisition during the three months ended September 30, 2018. There were no other changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the nine months ended September 30, 2018.

Intangible Assets Subject to Amortization

	September 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(299)	3,331	3,630	(157)	3,473
Customer relationships	2,684	(722)	1,962	2,684	(501)	2,183
Licensing agreements	349	(175)	174	330	(138)	192
Other	989	(626)	363	879	(535)	344
Total	$7,652	(1,822)	5,830	7,523	(1,331)	6,192

Amortization expense for intangible assets with finite useful lives was $170 million and $167 million for the three months ended September 30, 2018 and 2017, respectively, and $492 million and $448 million for the nine months ended September 30, 2018 and 2017, respectively. Based on its amortizable intangible assets as of September 30, 2018, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2018	$154
2019	$655
2020	$571
2021	$473
2022	$437

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2018	2018	2017
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	397	—
Margin Loans	550	550	750
Subsidiary notes and loans:
SIRIUS XM 3.875% Senior Notes due 2022	1,000	993	992
SIRIUS XM 4.625% Senior Notes due 2023	500	497	497
SIRIUS XM 6% Senior Notes due 2024	1,500	1,489	1,488
SIRIUS XM 5.375% Senior Notes due 2025	1,000	992	991
SIRIUS XM 5.375% Senior Notes due 2026	1,000	991	990
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,487	1,486
SIRIUS XM Senior Secured Revolving Credit Facility	118	118	300
SIRIUS XM leases	7	7	11
Deferred financing costs		(10)	(9)
Total Liberty SiriusXM Group	7,575	7,511	7,496
Braves Group
Subsidiary notes and loans:
Notes and loans	626	626	667
Deferred financing costs		(4)	(5)
Total Braves Group	626	622	662
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	1,225	1,146
1% Cash Convertible Notes due 2023 (1)	450	519	505
2.25% Exchangeable Senior Debentures due 2046 (1)	215	247	464
Live Nation Margin Loan	350	350	350
Other	34	34	35
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,910	3,314
Deferred financing costs		(20)	(18)
Total Formula One Group	4,951	5,265	5,796
Total debt	$13,152	13,398	13,954
Debt classified as current		(18)	(768)
Total long-term debt		$13,380	13,186

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.  As of September 30, 2018, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037. As of September 30, 2018, the basket price of the securities underlying the Bond Hedge Transaction was $55.30 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of September 30, 2018 and December 31, 2017 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted to $61.16 per share. As of September 30, 2018, the basket price of the securities underlying the Amended Warrant Transactions was $55.30 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and Warrant Transactions are attributed to the Formula One Group.

2.25% Exchangeable Senior Debentures due 2046

On August 17, 2016, Liberty closed a private offering of approximately $445 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2046 (the “2.25% Exchangeable Senior Debentures due 2046”), and shares of the Company’s Time Warner common stock were the reference shares attributable to the debentures. On June 14, 2018, AT&T acquired Time Warner in a stock-and-cash transaction. In accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration was paid on June 22, 2018 as an extraordinary additional distribution to holders of debentures, and the stock portion of the acquisition consideration became reference shares attributable to the debentures. Also pursuant to the indenture, the original principal amount of the 2.25% Exchangeable Senior Debentures due 2046 was reduced by an amount equal to the extraordinary additional distribution of $229 million, calculated as $514.1295 per $1,000 original principal amount of debentures. Additionally, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares will be distributed by the Company to holders of the debentures as an additional distribution.

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

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver SIRIUS XM common stock, Series C Liberty SiriusXM common stock, cash or a combination of SIRIUS XM common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of SIRIUS XM common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of SIRIUS XM common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Liberty Sirius XM Group. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.

Margin Loans

$1.35 Billion Margin Loan due 2020

In March 2018, Liberty refinanced a margin loan agreement for a similar financial instrument with a $250 million term loan, $500 million revolving line of credit and a $600 million delayed draw term loan, which is scheduled to mature during March 2020. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 4.42% per annum at September 30, 2018. As of September 30, 2018, availability under the $1.35 billion margin loan due 2020 was $800 million. 1,000 million shares of SIRIUS XM common stock held by Liberty with a value of $6,320 million were pledged as collateral to the $1.35 billion margin loan due 2020 as of September 30, 2018. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into the Live Nation Margin Loan with available borrowing capacity of $500 million. On December 12, 2017, the margin loan agreement was amended, extending the maturity date to December 12, 2019, and decreasing the interest rate to LIBOR plus 1.90% and the undrawn commitment fee to 0.60% per annum. Borrowings outstanding under this margin loan bore interest at a rate of 4.29% per annum at September 30, 2018. Interest on the term loan is payable on the first business day of each calendar quarter. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the acquisition of Formula 1, as discussed in note 4. As of September 30, 2018, availability under the Live Nation Margin Loan was $150 million (available until December 2018). As discussed in notes 8 and 9, 53.7 million shares of the Company’s Live Nation

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

common stock with a value of $2,927 million and other investments with a value of $62 million were pledged as collateral to the loan as of September 30, 2018. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM Senior Secured Revolving Credit Facility

SIRIUS XM entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM's assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Borrowings outstanding under the Credit Facility as of September 30, 2018 bore interest at a rate of 4.07% per annum. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of September 30, 2018 was 0.25% per annum and is payable on a quarterly basis.  As of September 30, 2018, availability under the Credit Facility was $1,632 million.

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of September 30, 2018
	September 30,	December 31,	Borrowing	Weighted avg	Maturity
	2018	2017	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$46	98	185	3.21%	various
Ballpark funding
Term loan	53	55	NA	3.73%	August 2021
Senior secured note	195	200	NA	3.77%	September 2041
Floating rate notes	71	75	NA	4.04%	September 2029
Mixed-use credit facilities and loans (a)	236	200	255	4.05%	various
Spring training credit facility	25	39	40	3.26%	December 2022
Total Braves Holdings	$626	667

(a)

As discussed in note 8, 225 thousand AT&T shares with a fair value of $8 million were pledged as collateral to certain mixed-use facilities as of September 30, 2018. In addition, $4 million of cash is pledged as collateral to certain mixed-use facilities.

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

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. The interest rate on the Senior Loan Facility was approximately 4.75% as of September 30, 2018. Additionally, as of September 30, 2018, Formula 1 has interest rate swaps on $2.5 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

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

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, SIRIUS XM, Formula 1 and Braves Holdings are in compliance with all debt covenants as of September 30, 2018.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM's publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2018
SIRIUS XM 3.875% Senior Notes due 2022	$980
SIRIUS XM 4.625% Senior Notes due 2023	$495
SIRIUS XM 6% Senior Notes due 2024	$1,552
SIRIUS XM 5.375% Senior Notes due 2025	$1,003
SIRIUS XM 5.375% Senior Notes due 2026	$993
SIRIUS XM 5.0% Senior Notes due 2027	$1,438

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2018.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2018 aggregated $243 million, which is payable as follows: $115 million in 2018, $60 million in 2019, $32 million in 2020, $34 million in 2021 and $2 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Telephone Consumer Protection Act Suit. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against SIRIUS XM in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that SIRIUS XM violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of SIRIUS XM’s internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting SIRIUS XM from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or its internal Do-Not-Call registry. The plaintiff has filed a motion seeking class certification, and that motion is pending. SIRIUS XM believes it has substantial defenses to the claims asserted in this action and intends to defend this action vigorously.

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

For the nine months ended September 30, 2018, the Company has identified the following subsidiaries as its reportable segments:

•

SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems, and a larger set of music and other channels, SiriusXM On Demand featuring recent and archived shows, and SiriusXM Video, though its streaming service, available online and through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services.  SIRIUS XM’s connected vehicle services are designed to enhance the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
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

Performance Measures

	Three months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$1,468	587	1,379	549
Corporate and other	—	(4)	—	(6)
Total Liberty SiriusXM Group	1,468	583	1,379	543
Braves Group
Corporate and other	200	72	185	48
Total Braves Group	200	72	185	48
Formula One Group
Formula 1	647	158	501	106
Corporate and other	—	(2)	—	(2)
Total Formula One Group	647	156	501	104
Consolidated Liberty	$2,315	811	2,065	695

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$4,275	1,659	4,021	1,568
Corporate and other	—	(15)	—	(13)
Total Liberty SiriusXM Group	4,275	1,644	4,021	1,555
Braves Group
Corporate and other	410	100	366	46
Total Braves Group	410	100	366	46
Formula One Group
Formula 1	1,346	295	1,213	288
Corporate and other	—	(12)	—	(29)
Total Formula One Group	1,346	283	1,213	259
Consolidated Liberty	$6,031	2,027	5,600	1,860

Other Information

	September 30, 2018
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,900	661	239
Corporate and other	576	—	—
Total Liberty SiriusXM Group	28,476	661	239
Braves Group
Corporate and other	1,913	97	15
Total Braves Group	1,913	97	15
Formula One Group
Formula 1	9,177	—	9
Corporate and other	2,306	972	2
Total Formula One Group	11,483	972	11
Elimination (1)	(248)	—	—
Consolidated Liberty	$41,624	1,730	265

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

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$811	695	2,027	1,860
Legal settlement (note 12)	—	—	(69)	—
Stock-based compensation	(46)	(85)	(145)	(182)
Depreciation and amortization	(234)	(228)	(681)	(615)
Operating income (loss)	531	382	1,132	1,063
Interest expense	(150)	(159)	(453)	(448)
Share of earnings (losses) of affiliates, net	58	155	72	167
Realized and unrealized gains (losses) on financial instruments, net	(31)	18	180	(43)
Other, net	10	(11)	37	2
Earnings (loss) before income taxes	$418	385	968	741

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by SIRIUS XM Holdings Inc. (“SIRIUS XM”); fluctuation in interest rates and stock prices; the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our businesses’ products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our businesses’ significant dependence upon automakers;
•	our businesses’ ability to attract and retain subscribers in the future;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM’s satellites, could negatively impact our results and brand;
•	royalties for music rights have increased and may continue to do so in the future;
•	the impact of the pending acquisition of Pandora by SIRIUS XM on SIRIUS XM’s expected results of operations and financial condition;
•	the outcome of any pending or threatened litigation or investigation;
•	availability of qualified personnel;
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

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is SIRIUS XM. SIRIUS XM provides a subscription based satellite radio service.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems,  and a larger set of music and other channels, SiriusXM On Demand featuring recent and archived shows, and SiriusXM Video, through its streaming service, available online and through applications for mobile devices, home devices and other consumer electronic equipment. Additionally, Liberty acquired a controlling interest in Delta Topco, the parent company of Formula 1, on January 23, 2017. Beginning on this date, Formula 1 is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings") and corporate expenses. Braves Holdings owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain of the Atlanta Braves' minor league clubs and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”).

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2018, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash, investments in debt securities, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of September 30, 2018, the Liberty SiriusXM Group has cash and cash equivalents of approximately $126 million, which includes approximately $46 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2018, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. As of September 30, 2018, the Braves Group has cash and cash equivalents of approximately $78 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2018, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, a minority equity investment in AT&T, cash, an approximate 15.1% intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 1% Cash Convertible Notes due 2023.  The Formula One Group has cash and cash equivalents of approximately $151 million as of September 30, 2018, which includes approximately $45 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$1,468	1,379	4,275	4,021
Total Liberty SiriusXM Group	1,468	1,379	4,275	4,021
Braves Group
Corporate and other	200	185	410	366
Total Braves Group	200	185	410	366
Formula One Group
Formula 1	647	501	1,346	1,213
Total Formula One Group	647	501	1,346	1,213
Consolidated Liberty	$2,315	2,065	6,031	5,600

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$466	421	1,217	1,204
Corporate and other	(11)	(13)	(33)	(32)
Total Liberty SiriusXM Group	455	408	1,184	1,172
Braves Group
Corporate and other	45	(9)	29	(45)
Total Braves Group	45	(9)	29	(45)
Formula One Group
Formula 1	39	(10)	(56)	(22)
Corporate and other	(8)	(7)	(25)	(42)
Total Formula One Group	31	(17)	(81)	(64)
Consolidated Liberty	$531	382	1,132	1,063

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$587	549	1,659	1,568
Corporate and other	(4)	(6)	(15)	(13)
Total Liberty SiriusXM Group	583	543	1,644	1,555
Braves Group
Corporate and other	72	48	100	46
Total Braves Group	72	48	100	46
Formula One Group
Formula 1	158	106	295	288
Corporate and other	(2)	(2)	(12)	(29)
Total Formula One Group	156	104	283	259
Consolidated Liberty	$811	695	2,027	1,860

Revenue.    Our consolidated revenue increased $250 million and $431 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increases were due to revenue growth of $146 million, $89 million and $15 million for Formula 1, SIRIUS XM and Braves Holdings, respectively, during the three months ended September 30, 2018 and revenue growth of $254 million, $133 million and $44 million for SIRIUS XM, Formula 1 and Braves Holdings, respectively, during the nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income increased $149 million and $69 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2018 was driven by $54 million, $48 million and $47 million in Braves Group, Formula One Group and Liberty SiriusXM Group operating results, respectively, as compared to the corresponding period in the prior year. The increase for the nine months ended September 30, 2018 was driven by increases of $74 million and $12 million in Braves Group and Liberty SiriusXM Group operating results, respectively, partially offset by a decrease of $17 million in Formula One Group operating results, as compared to the corresponding period in the prior year. The decrease in corporate and other operating losses for Formula One Group for the nine months ended September 30, 2018 was driven by costs related to the acquisition of Formula 1 recognized during the nine months ended September 30, 2017. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

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

We recorded $145 million and $182 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. The decrease in stock compensation expense is due to decreases at Braves Holdings and Formula 1, partially offset by an increase at SIRIUS XM. As of September 30, 2018, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $31 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.  Additionally, as of September 30, 2018, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $275 million.  The SIRIUS XM unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

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

Consolidated Adjusted OIBDA improved $116 million and $167 million for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended September 30, 2018 was due to $52 million, $40 million and $24 million improvements in Formula One Group, Liberty SiriusXM Group and Braves Group Adjusted OIBDA, respectively, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA for the nine months ended September 30, 2018 was due to $89 million, $54 million and $24 million improvements in Liberty SiriusXM Group, Braves Group and Formula One Group Adjusted OIBDA, respectively, as compared to the corresponding period in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(95)	(95)	(291)	(264)
Braves Group	(6)	(7)	(19)	(9)
Formula One Group	(49)	(57)	(143)	(175)
Consolidated Liberty	$(150)	(159)	(453)	(448)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(2)	34	(2)	32
Braves Group	2	68	8	72
Formula One Group	58	53	66	63
Consolidated Liberty	$58	155	72	167

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(51)	62	69	62
Braves Group	1	—	1	—
Formula One Group	19	(44)	110	(105)
Consolidated Liberty	$(31)	18	180	(43)

Other, net
Liberty SiriusXM Group	$6	(19)	23	(20)
Braves Group	—	1	2	6
Formula One Group	4	7	12	16
Consolidated Liberty	$10	(11)	37	2

	$(113)	3	(164)	(322)

Interest expense. Consolidated interest expense decreased $9 million and increased $5 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period ended September 30, 2018 was primarily due to a decrease in interest expense for the Formula One Group due to a decrease in the average amount of corporate and subsidiary debt outstanding. The increase for the nine month period ended September 30, 2018 was due to an increase in the average amount of corporate and subsidiary debt outstanding during the current period for Liberty SiriusXM Group and the capitalization of interest related to construction of the stadium and mixed-use facilities during the prior period for Braves Group, partially offset by decreases in interest expense for the Formula One Group due to decreases in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$1	34	1	32
Other	(3)	—	(3)	—
Total Liberty SiriusXM Group	(2)	34	(2)	32

Braves Group
Other	2	68	8	72
Total Braves Group	2	68	8	72

Formula One Group
Live Nation	54	43	57	51
Other	4	10	9	12
Total Formula One Group	58	53	66	63
Consolidated Liberty	$58	155	72	167

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Debt and equity securities	$(25)	56	133	76
Debt measured at fair value	26	(42)	(77)	(236)
Change in fair value of bond hedges	(41)	6	76	130
Other derivatives	9	(2)	48	(13)
	$(31)	18	180	(43)

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

The unrealized gains on other derivatives for the three and nine months ended September 30, 2018 are primarily due to gains on Formula 1 interest rate swaps.

Other, net.  Other, net income increased for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year primarily due to losses on early extinguishment of debt recognized during the prior year periods, partially offset by decreases in gains on the disposition of assets.

Income taxes.  We had income tax expense of $52 million and $134 million for the three and nine months ended September 30, 2018, respectively, and income tax expense of $124 million and $280 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate for the three months ended September 30, 2018 was lower than the 21% U.S. federal tax rate due to a benefit related to state research and development tax credits and deductible stock-based compensation, partially offset by changes in the valuation allowance. The effective tax rate for the nine months ended September 30, 2018 was lower than the 21% U.S. federal tax rate due to deductible stock-based compensation, a benefit related to state research and development tax credits, and the resolution of historical matters with various tax authorities, partially offset by changes in the valuation allowance. The effective tax rate for the three months ended September 30, 2017 was lower than the federal tax rate of 35% (which was effective for tax years prior to 2018) primarily due to federal tax credits at SIRIUS XM and deductible stock-based compensation. The effective tax rate for the nine months ended September 30, 2017 was higher than the 35% U.S. federal tax rate primarily due to losses in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate and the impact of state income taxes.

Net earnings.  We had net earnings of $366 million and $834 million for the three and nine months ended September 30, 2018, respectively, and net earnings of $261 million and $461 million for the three and nine months ended September 30, 2017. The changes in net earnings were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2018, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of September 30, 2018 Liberty's cash and cash equivalents and unencumbered marketable equity securities were as follows:

		Unencumbered
	Cash and Cash	Marketable
	Equivalents	Equity Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$46	—
Corporate and other	80	—
Total Liberty SiriusXM Group	$126	—
Braves Group
Corporate and other	$78	—
Total Braves Group	$78	—
Formula One Group
Formula 1	$45	—
Corporate and other	106	205
Total Formula One Group	$151	205

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM, which has significant cash and cash provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facility at Formula 1 are not met. As of September 30, 2018, Liberty had $800 million available under a $1.35 billion margin loan due 2020 and $150 million available under the Live Nation Margin Loan (available until December 2018). Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

	Nine months ended
	September 30,
	2018	2017
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,291	1,311
Braves Group cash provided (used) by operating activities	63	(41)
Formula One Group cash provided (used) by operating activities	281	44
Net cash provided (used) by operating activities	$1,635	1,314
Liberty SiriusXM Group cash provided (used) by investing activities	$(632)	(1,072)
Braves Group cash provided (used) by investing activities	18	(183)
Formula One Group cash provided (used) by investing activities	232	(1,659)
Net cash provided (used) by investing activities	$(382)	(2,914)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,147)	(291)
Braves Group cash provided (used) by financing activities	(62)	246
Formula One Group cash provided (used) by financing activities	(640)	1,860
Net cash provided (used) by financing activities	$(1,849)	1,815

Liberty’s primary use of cash during the nine months ended September 30, 2018 (excluding cash used by SIRIUS XM, Formula 1 and Braves Holdings) was $403 million of investments in and loans to investees. These investments were funded by borrowings of debt, proceeds from the sale of investments and cash on hand.

SIRIUS XM's primary uses of cash were the repurchase of outstanding SIRIUS XM common stock, repayment of long-term debt, dividends paid to stockholders and additions to property and equipment resulting from satellite construction.  The SIRIUS XM uses of cash were funded by cash provided by operating activities and cash on hand. During the nine months ended September 30, 2018, SIRIUS XM declared a cash dividend each quarter, and paid in cash an aggregate amount of $148 million, of which Liberty received $104 million. On October 9, 2018, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock payable on November 30, 2018 to stockholders of record as of the close of business on November 9, 2018. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock.

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

During October 2018, Braves Holdings sold the residential portion of the mixed-use development. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under its existing debt instruments.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

SIRIUS XM Holdings Inc.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems,  and a larger set of music and other channels, SiriusXM On Demand featuring recent and archived shows, and SiriusXM Video, through its streaming service, available online and through applications for mobile devices, home devices and other consumer electronic equipment. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  SIRIUS XM also provides connected vehicle services. Its connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

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

As of September 30, 2018, SIRIUS XM had approximately 33.7 million subscribers, which is an increase of approximately 3% from 32.7 million subscribers as of December 31, 2017. Of the 33.7 million subscribers at September 30, 2018, approximately 28.5 million were self-pay subscribers and approximately 5.2 million were paid promotional subscribers.  These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM’s Internet services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM's weather, traffic, and data services who do not also have satellite radio subscriptions. Subscribers and subscription related revenue and expenses associated with the SIRIUS XM Canada service, which had approximately 2.7 million subscribers as of September 30, 2018, and connected vehicle services are not included in its subscriber count or subscriber-based operating metrics.

SIRIUS XM's primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. SIRIUS XM offers discounts for prepaid subscription plans, as well as a multiple subscription discount.  SIRIUS XM also derives revenue from certain fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as weather, traffic and data services. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and public filings.

Liberty acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM from that date. The results presented for SIRIUS XM below include the impacts of acquisition accounting adjustments in the current and prior period. As of September 30, 2018, there is an approximate 29% noncontrolling interest in SIRIUS XM, and the net earnings (loss) of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Subscriber revenue	$1,163	1,136	3,419	3,325
Other revenue	305	243	856	696
Total revenue	1,468	1,379	4,275	4,021
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties (excluding legal settlements)	(343)	(297)	(988)	(867)
Programming and content	(94)	(91)	(282)	(269)
Customer service and billing	(94)	(94)	(281)	(284)
Other	(29)	(27)	(88)	(82)
Subscriber acquisition costs	(110)	(119)	(352)	(372)
Other operating expenses	(26)	(26)	(76)	(70)
Selling, general and administrative expenses	(185)	(176)	(549)	(509)
Adjusted OIBDA	587	549	1,659	1,568
Legal settlement	—	—	(69)	—
Stock-based compensation	(30)	(35)	(100)	(94)
Depreciation and amortization	(92)	(93)	(273)	(270)
Operating income	$465	421	1,217	1,204

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased approximately 2% and 3% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to a 5% increase in the daily weighted average number of subscribers, partially offset by the impact of the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments, which established Accounting Standards Codification Topic 606 (“ASC 606”), effective as of January 1, 2018.

Other revenue includes advertising revenue, royalties, equipment revenue and other ancillary revenue.  For the three and nine months ended September 30, 2018, other revenue increased approximately 26% and 23%, respectively, as compared to the corresponding prior year periods. The increases were primarily driven by higher U.S. music royalty fee revenue due to subscribers paying at a higher rate and an increase in the number of subscribers, higher revenue generated from SIRIUS XM’s connected vehicle services and SIRIUS XM Canada. In addition, advertising revenue increased due to increases in rates charged per advertising spot as well as a greater number of advertising spots sold and transmitted. Furthermore, equipment revenue increased due to additional royalty revenue due to SIRIUS XM’s transition to a new generation of chipsets.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties (excluding legal settlements) include royalties for transmitting content and web streaming as well and automaker, content provider and advertising revenue share. Revenue share and royalties increased 15% and 14% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increases were due to an increase in the statutory royalty rate applicable to SIRIUS XM’s use of post-1972 recordings, which increased from 11% in 2017 to 15.5% in 2018, an increase in SIRIUS XM’s pre-1972 royalty and overall greater revenue subject to revenue share with the automakers, partially offset by the impact of the adoption of ASC 606. During the three months ended June 30, 2018, SIRIUS XM recorded a $69 million charge related to the legal settlement that resolved all outstanding claims, including ongoing audits, under SIRIUS XM’s statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. This expense is included in the Revenue share and royalties line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2018, but has been excluded from Adjusted OIBDA for the corresponding period as this expense was not incurred as part of SIRIUS XM’s normal operations and does not relate to the on-going performance of the business.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 3% and 5% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding period in the prior year. The increase for the three months ended September 30, 2018 was primarily due to higher content licensing costs. The increase for the nine months ended September 30, 2018 was driven primarily by increased personnel-related costs, higher music licensing costs and programming operations costs related to subscriber events.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense were relatively flat for the three months ended September 30, 2018 and decreased 1% for the nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. The decrease for the nine month period was driven by lower call center costs due to lower agent and contact rates and lower bad debt expense, partially offset by increased transaction fees from a larger subscriber base and increased overhead costs.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories as well as connected vehicles and devices and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services increased 7% for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. The increases were driven primarily by higher wireless costs associated with SIRIUS XM’s connected vehicle services and higher Internet streaming costs, partially offset by lower direct satellite radio sales to consumers.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and nine months ended September 30, 2018, subscriber acquisition costs decreased approximately 8% and 5%, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and for the nine months ended September 30, 2018, a decrease in the volume of installations.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three and nine months ended September 30, 2018 other operating expense were flat and increased 9%, respectively, as compared to the corresponding periods in the prior year. The increase for the nine month period was driven by the continued development of SIRIUS XM’s audio streaming product, partially offset by lower costs associated with the development of SIRIUS XM’s video streaming product and connected vehicle services.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2018, selling, general and administrative expense increased 5% and 8%, respectively, as compared to the corresponding periods in the prior year.

The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns, higher personnel-related costs, higher information technology costs and for the nine months ended September 30, 2018, a one-time sales and use tax, partially offset by lower legal costs.

Stock-based compensation decreased 14% and increased 6% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. During the three months ended September 30, 2018, SIRIUS XM recorded a one-time benefit to stock-based compensation expense as a result of the adoption of ASU 2018-07, Compensation-Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. For the nine months ended September 30, 2018, the benefit was more than offset by increases in stock-based compensation expense primarily due to an increase in the number of awards granted since September 30, 2017.

Depreciation and amortization expense was relatively flat for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year.

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

Liberty acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date.  Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016, which was accounted for as a cost method investment.  Although Formula 1’s results are only included in Liberty’s results beginning on January 23, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of Formula 1 for the full three and nine months ended September 30, 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The pro forma adjustments are based on the initial acquisition price allocation and were made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Formula 1 had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s operating results as included in Liberty’s consolidated operating results for the three and nine months ended September 30, 2018 and pro forma operating results for the three and nine months ended September 30, 2017 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(actual)	(pro forma)	(actual)	(pro forma)
	amounts in millions
Primary Formula 1 revenue	$560	430	1,136	1,036
Other Formula 1 revenue	87	71	210	178
Total Formula 1 revenue	647	501	1,346	1,214
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(451)	(354)	(945)	(838)
Selling, general and administrative expenses	(38)	(36)	(106)	(88)
Adjusted OIBDA	158	111	295	288
Stock-based compensation	(4)	(7)	(12)	(21)
Depreciation and amortization	(115)	(114)	(339)	(337)
Operating income (loss)	$39	(10)	(56)	(70)

Primary Formula 1 revenue represents the majority of Formula 1’s revenue and is derived from the following streams:

•	race promotion fees earned from granting the rights to host, stage and promote each Event on the World Championship calendar;
•	broadcasting fees earned from licensing the right to broadcast Events on television and other platforms, including the internet; and
•	advertising and sponsorship fees earned from the sale of World Championship and Event-related advertising and sponsorship rights.

The 2018 World Championship calendar consists of 21 Events compared to 20 Events in 2017. Eight and six Events took place during the three month periods ended September 30, 2018 and 2017, respectively, and sixteen and fourteen Events took place during the nine month periods ended September 30, 2018 and 2017, respectively.

Primary Formula 1 revenue increased $130 million and $100 million during the three and nine months ended September 30, 2018, respectively, as compared to pro forma Primary Formula 1 revenue in the corresponding periods in the prior year. Race promotion fees increased during the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year due to the two additional Events and contractual increases in fees for other Events. Broadcasting revenue increased during the three and nine months ended September 30, 2018, as compared to pro forma broadcasting revenue in the corresponding periods in the prior year due to the impact of higher proportionate recognition of season-based income during the current periods resulting from two additional Events and the favorable impact of foreign currency exchange rates used to translate Great Britain Pound and Euro- denominated contracts into U.S. Dollars. 8/21 (38.1%) of broadcasting revenue was recognized during the three months ended September 30, 2018, compared to 6/20 (30.0%) during the three months ended September 30, 2017 and 16/21 (76.2%) of broadcasting revenue was recognized during the nine months ended September 30, 2018, compared to 14/20 (70.0%) during the nine months ended September 30, 2017. Advertising and sponsorship revenue increased during the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year due to differing Events on the Championship calendar and revenue from new contracts, partially offset by the impact of the adoption of ASC 606.

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

The $16 million and $32 million increases in Other Formula 1 revenue during the three and nine months ended September 30, 2018, respectively, as compared to pro forma Other Formula 1 revenue in the corresponding periods in the prior year were primarily attributable to higher logistical and travel services revenue, higher digital media and TV production related revenue, increased revenue from various fan engagement and other event based activities and higher spare part sales for the Formula 2 and GP3 series. The increase for the nine months ended September 30, 2018 was also driven by increases in hospitality sales and increases in revenue from the sale of the new Formula 2 chassis, engine and other components to the series’ competing teams at the start of, and during, the first season of the three year vehicle cycle which commenced in 2018.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Team payments	$(344)	(273)	(696)	(650)
Other costs of Formula 1 revenue	(107)	(81)	(249)	(188)
Cost of Formula 1 revenue	$(451)	(354)	(945)	(838)

Cost of Formula 1 revenue increased approximately $97 million and $107 million during the three and nine months ended September 30, 2018, respectively, as compared to pro forma Cost of Formula 1 revenue in the corresponding periods in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments increased by $71 million and $46 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increases in team payments during 2018 were attributable to the pro rata recognition of estimated fixed and variable Prize Fund elements, driven by the impact of two additional Events in the current year periods.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. The increases in other costs for the three and nine months ended September 30, 2018 as compared to pro forma other costs in the corresponding periods in the prior year are primarily due to the costs associated with the sale of the new Formula 2 chassis and components to the competing Formula 2 teams during the first season of the latest three year Formula 2 cycle and costs associated with increased fan engagement activities, freight, technical activities and digital media.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $2 million and $18 million during the three and nine months ended September 30, 2018, respectively, as compared to pro forma selling, general and administrative expenses in the corresponding periods in the prior year. The increases in selling, general and administrative expense during 2018 were primarily driven by higher marketing and research costs in connection with investments in the Formula 1 business following the acquisition by Liberty.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management during March 2017, subsequent to the acquisition of Formula 1 by Liberty.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization was relatively flat during the three and nine months ended September 30, 2018, respectively, as compared to pro forma depreciation and amortization in the corresponding periods in the prior year.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates ANLBC and six Minor League Baseball Clubs (the Gwinnett Stripers, the Mississippi Braves, the Rome Braves, the Danville Braves, the GCL Braves and the Dominican Summer League). Effective for the 2017 season, ANLBC relocated into a new ballpark located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and offers a range of activities and eateries for fans. Braves Holdings participated in the construction of the new stadium and is participating in the construction of an adjacent mixed-use development project, which we refer to as the Development Project.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Baseball revenue	$190	181	382	359
Development revenue	10	4	28	7
Total Braves Holdings revenue	200	185	410	366
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(98)	(109)	(233)	(252)
Selling, general and administrative expenses	(28)	(27)	(72)	(65)
Adjusted OIBDA	74	49	105	49
Stock-based compensation	(4)	(33)	(8)	(40)
Depreciation and amortization	(24)	(24)	(63)	(50)
Operating income	$46	(8)	34	(41)

Home Games	41	41	81	81

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. Development revenue during the first nine months of 2017 was nominal as Braves Holdings had just begun renting the mixed-use facilities. Braves Holdings’ revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. Baseball revenue per game increased due to increases in ticket sales and attendance driven by team performance.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2018, other operating expenses decreased $11 million and $19 million, respectively, as compared to the corresponding periods in the prior year. The decreases for both periods were driven by lower player salaries. The decrease during the nine months ended September 30, 2018 was partially offset by salary expense related to players acquired in the current period.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three and nine months ended September 30, 2018, selling, general and administrative expense was relatively flat and increased $7 million, respectively, as compared to the corresponding periods in the prior year. The increase was primarily driven by higher facilities costs and higher marketing costs during the period.

Stock-based compensation decreased $29 million and $32 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year driven by the relatively flat fair value of the underlying awards in the current year periods compared to the amount recorded during the prior year periods.

Depreciation and amortization was flat and increased $13 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase for the nine month period was primarily due to an increase in depreciation related to the stadium, which was placed into service on March 31, 2017, partially offset by lower amortization expense related to international player contracts.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$668	4.4%	$6,907	5.0%
Braves Group	$381	3.9%	$245	3.4%
Formula One Group	$757	4.5%	$4,194	3.4%

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

At September 30, 2018, the fair value of our marketable debt and equity securities was $1,326 million. Had the market price of such securities been 10% lower at September 30, 2018, the aggregate value of such securities would have been approximately $133 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at September 30, 2018 the aggregate value of such security would have been $379 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In January 2017, the Company acquired Delta Topco Limited. As a result of the acquisition, the Company is reviewing the internal controls of Delta Topco Limited and is making appropriate changes as deemed necessary. Except for the changes in internal control at Delta Topco Limited, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Telephone Consumer Protection Act Suit. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against SIRIUS XM in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that SIRIUS XM violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of SIRIUS XM’s internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting SIRIUS XM from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or its internal Do-Not-Call registry. The plaintiff has filed a motion seeking class certification, and that motion is pending. SIRIUS XM believes it has substantial defenses to the claims asserted in this action and intends to defend this action vigorously.

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

A summary of the repurchase activity for the three months ended September 30, 2018 is as follows:

	Series C Liberty SiriusXM Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2018	927,056	$47.01	927,056	$ 1,016	million
August 1 - 31, 2018	1,241,249	$46.72	1,241,249	$ 958	million
September 1 - 30, 2018	1,061,961	$46.14	1,061,961	$ 909	million
Total	3,230,266		3,230,266

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended September 30, 2018.

During the three months ended September 30, 2018, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

LIBERTY MEDIA CORPORATION
Date:	November 8, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 8, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)