Form 10-K
period 2018-12-31
Liberty Media Corp
filed 2019-02-28
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Emerging Growth Company☐
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 29, 2018, was approximately $22.8  billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2019 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,809,736	9,821,531	210,823,353
Liberty Braves common stock	10,244,591	981,860	39,740,215
Liberty Formula One common stock	25,675,346	2,453,485	202,887,872

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10‑K.

LIBERTY MEDIA CORPORATION

2018 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the global media and entertainment industries. Our principal businesses and assets include our consolidated subsidiaries SIRIUS XM (defined below), Formula 1, Braves Holdings, LLC (“Braves Holdings”) and our equity affiliate Live Nation Entertainment, Inc. (“Live Nation”).

In September 2011, Liberty Interactive Corporation (“Liberty Interactive” and formerly named Liberty Media Corporation) completed the split-off of its former wholly-owned subsidiary (then known as Liberty Media Corporation) from its Liberty Interactive tracking stock group (the “Split-Off”). Liberty Interactive is now known as Qurate Retail, Inc. (“Qurate Retail”).

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

On January 18, 2013, Liberty, through a wholly-owned subsidiary, purchased 50,000,000 shares of the common stock (“SIRIUS XM Common Stock”), par value $0.001 per share, of SIRIUS XM Radio, Inc. (now known as Sirius XM Holdings Inc., “SIRIUS XM”). Additionally, on January 18, 2013 a subsidiary of the Company converted all of its remaining shares of SIRIUS XM’s Convertible Perpetual Preferred Stock, Series B-1, par value $0.001 per share, into 1,293,509,076 shares of SIRIUS XM Common Stock. As a result of these transactions, along with shares of SIRIUS XM Common Stock already held by the Company, the Company and its subsidiaries held more than 50% of the capital stock of SIRIUS XM entitled to vote. Therefore, Liberty began consolidating SIRIUS XM in the first quarter of 2013. SIRIUS XM, since the date of our investment, has repurchased approximately 2.7 billion SIRIUS XM shares for approximately $10.7 billion. As of December 31, 2018 our economic ownership interest in SIRIUS XM is approximately 73%. On February 1, 2019, SIRIUS XM issued shares of SIRIUS XM Common Stock in conjunction with its acquisition of Pandora Media, Inc. (“Pandora”), which reduced our economic ownership in SIRIUS XM to approximately 67% as of such date.

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

On November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband Corporation (“Liberty Broadband”) (the “Broadband Spin-Off”). At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former subsidiary TruePosition, Inc. (“TruePosition”) (now known as Skyhook Holding, Inc.), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) indebtedness, pursuant to margin loans, entered into prior to the completion of the Broadband Spin-Off. In September 2015, Liberty entered into a closing agreement with the Internal Revenue Service (“IRS”) which provided that the Broadband Spin-Off qualified for tax-free treatment.

During November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves tracking stock, one to be designated as the Liberty Media tracking stock and one to be designated as the Liberty SiriusXM tracking stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on April 18, 2016. In May 2016, the IRS completed its review of the Recapitalization and notified Liberty that it agreed with the nontaxable characterization of the transaction.

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

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay an intergroup note and for working capital purposes. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. In September 2016, the IRS completed its review of the distribution of the Series C Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

On September 7, 2016, Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco Limited (“Delta Topco”), the parent company of Formula 1. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest in Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). Liberty’s interest in Delta Topco and by extension, in Formula 1, along with existing Formula 1 cash and debt (which are non-recourse to Liberty), are attributed to the Formula One Group.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, the Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group

and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as SIRIUS XM, Formula 1 or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of a tracking stock are also not represented by separate boards of directors. Instead, holders of a tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group: Liberty’s subsidiary SIRIUS XM, corporate cash, investments in debt securities, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. SIRIUS XM is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event SIRIUS XM were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, SIRIUS XM acquired Pandora. See note 7 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora.

The Liberty Braves tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group: its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. The Formula One Group holds an intergroup interest in the Braves Group.

The Liberty Formula One tracking stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group which include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2018. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed interest in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the board of directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. The intergroup interest will remain outstanding until the cancellation of the outstanding interest, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

* * * * *

Certain statements in this Annual Report on Form 10‑K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies and initiatives; new service offerings; revenue growth and subscriber trends at SIRIUS XM; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; the payment of dividends by SIRIUS XM; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our businesses’ products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our businesses’ significant dependence upon automakers;
•	our businesses’ ability to attract and retain subscribers in the future is uncertain;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM’s satellites, could negatively impact our results and brand;
•	royalties for music rights have increased and may continue to do so in the future;
•	the integration of Pandora by SIRIUS XM and the impact of the acquisition on SIRIUS XM’s expected results of operations and financial condition;
•	the outcome of any pending or threatened litigation or investigation;
•	availability of qualified personnel;
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

Formula 1

Braves Holdings, LLC

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

SIRIUS XM

SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. SIRIUS XM also transmits a larger set of music and other channels and video programming through its streaming service. SIRIUS XM’s streaming service is available online and through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services. SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. As of December 31, 2018, SIRIUS XM had approximately 34 million subscribers. Its subscribers include:

•	subscribers under its regular and discounted pricing plans;

•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;
•	subscribers to its streaming services who do not also have satellite radio subscriptions; and
•	certain subscribers to its weather, traffic and data services who do not also have satellite radio subscriptions.

SIRIUS XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. SIRIUS XM offers discounts for prepaid subscription plans, as well as a multiple subscription discount. SIRIUS XM also derives revenue from certain fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as its weather, traffic and data services. SIRIUS XM provides traffic services to approximately 8.6 million vehicles.

SIRIUS XM’s satellite radios are primarily distributed through automakers, retailers and its website. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles, through which SIRIUS XM acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through marketing to owners and lessees of previously-owned vehicles that include factory-installed satellite radios that are not currently subscribing to its services. Satellite radio services are also offered to customers of certain rental car companies.

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

SIRIUS XM’s diverse programming, including its lineup of exclusive content, is a significant differentiator from terrestrial radio and other audio entertainment providers. SIRIUS XM makes changes to its programming lineup from time to time as it strives to attract new subscribers and offer content which appeals to a broad range of audiences and to existing subscribers. The channel line-ups for its services are available at siriusxm.com.

Streaming Service

SIRIUS XM streams select music and non-music channels over the Internet. Its streaming service includes channels that are not available on its satellite radio service. Access to its streaming service is currently offered to subscribers for a fee. SIRIUS XM also offers applications to allow consumers to access its streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

SiriusXM Internet Radio offers listeners enhanced programming discovery and the ability to connect with content currently playing across SIRIUS XM’s commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand. SiriusXM On Demand offers its streaming subscribers the ability to choose their favorite episodes from a catalog of content whenever they want.

In 2018, SIRIUS XM launched a new platform and redesigned its mobile app to deliver an enhanced streaming experience. That experience includes expanded programming, greater discovery, more intuitive recommendations, the introduction of video programming and other features designed to increase consumer engagement with SIRIUS XM’s streaming product.  SIRIUS XM’s internet-based video offering currently features Howard Stern, arranged and presented in an easy-to-view manner, with highlights from Howard Stern’s interviews with celebrity guests, musical performances in the Howard Stern studio, show clips, and show specials.  SIRIUS XM expects to expand its video offering in 2019 with, among other items, live segments of Howard Stern's show and video generated by SIRIUS XM’s hosts and guests.

360L

In 2018, SIRIUS XM introduced a user interface, which SIRIUS XM calls “360L,” that combines SIRIUS XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. SIRIUS XM’s 360L interface has been deployed in Dodge Ram trucks and is in the process of being introduced by several other automakers. 360L allows SIRIUS XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage of SIRIUS XM’s satellite infrastructure and low delivery costs with the two-way communication capability of a wireless streaming service to provide consumers seamless access to SIRIUS XM’s content, including SIRIUS XM’s live channels, on demand service and even more personalized music services. The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of SIRIUS XM’s content in the vehicle easier. 360L also allows consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and provides SIRIUS XM important data to better enable it to understand how subscribers use SIRIUS XM’s service and how it can more effectively market its service to consumers.

Distribution of Radios

Automakers. SIRIUS XM distributes satellite radios through the sale and lease of new vehicles. SIRIUS XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States. Most automakers include a subscription to SIRIUS XM’s service in the sale or lease of their new vehicles. In certain cases, SIRIUS XM receives subscription payments from automakers in advance of the activation of its service. SIRIUS XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive SIRIUS XM’s service. SIRIUS XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

Previously Owned Vehicles. SIRIUS XM also acquires subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. SIRIUS XM has entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. SIRIUS XM also works directly with franchise and independent dealers on programs for non-certified used vehicles. SIRIUS XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and has established marketing plans to promote its services to these potential subscribers.

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

Studios

SIRIUS XM’s programming originates from studios in New York City and Washington, D.C., and, to a lesser extent, from smaller studios in Los Angeles, Nashville and a variety of venues across the country. SIRIUS XM’s corporate headquarters is based in New York City.

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

Connected Vehicle Services

SIRIUS XM also provides connected vehicle services to several automakers and directly to consumers through aftermarket devices. SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. SIRIUS XM offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicle diagnostics and stolen or parked vehicle locator services.

In 2017, Sirius XM purchased Automatic Labs Inc. ("Automatic"), a connected vehicle device and mobile application company.  Automatic offers a subscription service for consumers and auto dealers.  By pairing Automatic's install-it-yourself adapter and mobile application, most vehicles model year 1996 or later can be transformed into connected vehicles. Using the Automatic service, drivers have access to important services, such as crash alerts, roadside assistance, vehicle location monitoring and sharing, vehicle health and performance monitoring, and recall notifications and service reminders.  Auto dealers can also employ the Automatic service to, among other things, assist in managing vehicle inventory, monitoring the status of vehicles and delivering notifications and reminders to purchasers and lessees of vehicles.  The Automatic adapter collects detailed information about each vehicle's geolocation, use, operation, performance and maintenance status in order to operate, maintain, and provide the features and functionality of the Automatic service.

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

Commercial subscribers are included in SIRIUS XM’s subscriber count, and subscribers to the DISH Network satellite television service are not included in its subscriber count.  Subscribers to SIRIUS XM’s Travel Link, real-time traffic services and real-time weather services are not included in its subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to SIRIUS XM’s service.

SIRIUS XM Canada

SIRIUS XM holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada Holdings Inc. (“SIRIUS XM Canada”), with the remainder of the SIRIUS XM Canada voting and equity interests held by two shareholders.

SIRIUS XM also entered into a Services Agreement and an Advisory Services Agreement with SIRIUS XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, SIRIUS XM Canada will pay SIRIUS XM 25% of its gross revenue on a monthly basis through December 31, 2021 and 30% of its gross revenue on a monthly basis thereafter. Pursuant to the Advisory Services Agreement, SIRIUS XM Canada pays SIRIUS XM 5% of its gross revenue on a monthly basis.

As of December 31, 2018, Sirius XM Canada had approximately 2.6 million subscribers. Sirius XM Canada’s subscribers are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

Pandora

Pandora is a music discovery platform, offering a personalized experience for each of its listeners. Pandora is available as an ad-supported radio service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium.

On February 1, 2019, SIRIUS XM acquired Pandora in an all-stock transaction valued at $2.9 billion. In connection with the acquisition, each outstanding share of Pandora common stock, par value $0.0001 per share, was converted into the right to receive 1.44 shares of SIRIUS XM common stock, par value $0.001 per share. Pandora’s Series A convertible preferred stock (the “Series A Preferred Stock”) was cancelled upon completion of the acquisition. See note 7 to the accompanying consolidated financial statements for information related to SIRIUS XM’s acquisition of Pandora.

On September 22, 2017, a subsidiary of SIRIUS XM completed a $480 million investment in Pandora’s Series A Preferred Stock. The Series A Preferred Stock, including accrued but unpaid dividends, represented an approximate 19% interest in Pandora’s outstanding common stock and an approximate 16% interest on an as-converted basis.

The Series A Preferred Stock was convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock were entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Any conversion of Series A Preferred Stock could be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders had approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock could not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017.

The investment included a mandatory redemption feature on any date from and after September 22, 2022 and therefore the financial instrument was treated as a debt security. As the investment included a conversion option, SIRIUS XM elected to account for this investment under the fair value option. Any gains (losses) associated with the change in fair value were recognized in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

Pursuant to an investment agreement with Pandora, SIRIUS XM appointed three of its senior executives or members of its Board of Directors to Pandora’s Board of Directors, one of whom served as the Chairman of Pandora’s Board of Directors.

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

Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, Inc. (“SoundExchange”), an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. SIRIUS XM may negotiate royalty arrangements with the owners of sound recordings, or, if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress.

In December 2017, the CRB issued its determination regarding the royalty rate payable by SIRIUS XM under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over its satellite radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period starting on January 1, 2018 and ending on December 31, 2022. Under the terms of the CRB’s decision, SIRIUS XM is required to pay a royalty of 15.5% of gross revenue, subject to exclusions and adjustments.

The rates and terms contained in the CRB’s December 2017 determination permit SIRIUS XM to reduce the payment due each month by the percentage of SIRIUS XM’s transmissions of recordings that are directly licensed from copyright owners and the percentage of transmissions that comprise recordings fixed before February 15, 1972 that SIRIUS XM has licensed. The revenue subject to royalty includes subscription revenue from SIRIUS XM’s U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things:

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

In 2018, the Copyright Act was amended by The Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the “Music Modernization Act”).  Under the Music Modernization Act, the use of sound recordings fixed before February 15, 1972 is now subject to a royalty at the existing rate set by the CRB; the existing sound recording royalty rate was extended for five years, through December 31, 2027; and the law foreclosed SIRIUS XM’s ability to appeal the December 2017 determination of the CRB. Sound recordings that were fixed before February 15, 1972 were previously governed by state law.  During 2015 and 2016, SIRIUS XM settled suits with copyright owners for almost all of the pre-1972 sound recordings it uses and entered into direct licenses for their use.

The licensing of sound recordings for use on the Internet is also subject to the United States Copyright Act on terms established by the CRB. In 2018, SIRIUS XM paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.0023. In accordance with the CRB’s decision, this royalty rate may increase through 2020 based on changes in the consumer price index.

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

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the FIA Formula One World Championship (the “World Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. For 2018, 21 Events took place in 21 countries across Europe, Asia-Pacific, the Middle East and North and South America. In 2018, the World Championship was followed by hundreds of millions of television viewers in over 200 territories, and Formula 1’s largest Events have hosted live audiences in excess of 300,000 on race weekends. Formula 1 is responsible for the commercial exploitation and development of the World Championship, in the course of which it coordinates and transacts with the Fédération Internationale de l’Automobile (“FIA”), the governing body for world motor sport, the Teams, the race promoters that stage Events, various media organizations worldwide as well as advertisers and sponsors. Formula 1 also performs activities related to critical components of the World Championship, including filming Events, production of the international television feed and transport of its and the Teams’ equipment, ensuring high quality and reducing delivery risk around the World Championship. Additionally, Formula 1, pursuant to other agreements with the FIA, holds the exclusive right to promote and commercially exploit F2 and F3 through 2041.

Formula 1 also generates revenue from a variety of other sources, including the operation of the Formula 1 Paddock Club hospitality program (the “Paddock Club”) at 18 Events, freight, logistical and travel related services for the Teams and other third parties, the F2 and F3 race series, which run principally as support races during Event weekends, various television production and post-production activities, digital and social media activities and revenue from other licensing of the commercial rights associated with the Formula 1 brand.

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

Primary Revenue

Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements.

Race Promotion. Race promotion revenue comprised 33.8%, 34.1% and 36.4% of Formula 1’s total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of three to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year.

Race promoters are generally circuit owners, local and national automobile clubs, special event organizers or governmental bodies. Race promoters generate revenue from ticket sales and sometimes from concessions, secondary hospitality offerings (other than the Paddock Club), local sponsorship opportunities and on-site activations. Tickets are sold by the promoters for the entire Event weekend or individual days.

Broadcasting.  Broadcasting revenue comprised 33.1%, 33.7% and 32.7% of Formula 1’s total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. These contracts, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s broadcasting revenue is generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); and (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”). In 2018, Formula 1 had 16 free-to-air television agreements, eight pay television agreements and 24 agreements, including multi-territory agreements, covering both free-to-air and pay television. Formula 1’s key broadcasters include Sky (pay television) in the United Kingdom, RTL (free-to-air television)

in Germany, Sky Italia (pay television) in Italy, Movistar (pay television) in Spain, Fox Sports (pay television) in Pan Latin America, Canal+ (pay television) in France, Globo (free-to-air television) in Brazil, ESPN (pay television) in the United States, Fox Sports (pay television) in Pan Asia and beIn Sports (pay television) in the Middle East.

Advertising and Sponsorship. Advertising and sponsorship revenue comprised 14.6%, 15.3% and 14.6% of Formula 1’s total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Formula 1 sells Event-based advertising and sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, advertisers can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the United States or European consumer price index or another agreed metric.

Other Revenue

The remainder of Formula 1’s revenue is generated from a variety of other sources including the operation of the Paddock Club race-based corporate hospitality program at most Events, freight and related logistical and travel services, support races at Events (either from the commercial exploitation of the F2 and F3 (formerly GP3) series or from the licensing of other third party series or individual race events), various television production and post-production activities, and other Formula 1 ancillary operations. Additionally, in 2018, Formula 1 launched F1TV Pro, a direct-to-consumer over-the-top broadcast product. Certain existing TRAs prevent F1TV Pro from being offered in the relevant territory, and the further global roll-out of the product will depend on the future renewal terms and/or negotiations of these TRAs.

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

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2018 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Honda. Under the terms of the Current Concorde Arrangements (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the cost to race in the World Championship. They receive Team payments from Formula 1 (principally a share in the Prize Fund) as well as sponsorship and advertising revenue from their own partners. The Current Concorde Arrangements between Formula 1, the FIA and the Teams defines the terms of the Team’s participation in the World Championship (for further detail on these arrangements, see “—Key Commercial Agreements—Current Concorde Arrangements” below.)

Drivers

One of the distinctive features of the World Championship is the celebrity and diversity of its drivers. Differences in nationalities, temperaments and racing styles form part of the attractive mosaic of Formula 1. The success of a local driver also impacts the television viewership and revenue generated from that country or region. High profile drivers from Germany (Vettel), the United Kingdom (Hamilton) and the Netherlands (Verstappen) have helped grow and sustain the Formula 1 business in those countries. For this reason, Formula 1 encourages the development of drivers from other strategic markets. F2 and F3 provide the training ground and stepping stones to Formula 1 for these drivers. All drivers are employed or contracted by the Teams and have no contractual relationship with Formula 1.

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

Circuit Rights Agreements

Under circuit rights agreements (the “Circuit Rights Agreements”), Formula 1 acquires from race promoters certain rights to commercially exploit the Events, including the rights to sell trackside advertising and title sponsorship, a space in which to operate the Paddock Club (other than at three Events) and commercial use of the name of the Event and circuit. In a few cases a cash payment is made for the grant of these circuit rights and in others Formula 1 offers a commission or share of revenue to a race promoter where they have been instrumental in introducing a new sponsor from its territory that purchases a title sponsorship or trackside advertising. Circuit Rights Agreements typically have a term that is tied to the relevant race promoter contract.

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

Formula 1 owns the copyright on footage of each Event since 1981 as well as footage related to a large number of pre-1981 Events. Ownership of this copyright enables Formula 1 to license that footage to broadcasters and to take legal action against infringers of that copyright. Under the Current Concorde Arrangements, Formula 1 also has the exclusive right, subject to limited exceptions, to use each Team’s intellectual property rights (including image rights) to portray the World Championship and/or any Event in any visual form.

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

•	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
•	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership; and
•	working with stakeholders within the sport to improve the sustainability and on-track competitive balance of the World Championship and the long term financial stability of the participating Teams.

Braves Holdings, LLC

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Major League Baseball (“MLB”) club, the Atlanta Braves, and certain assets and liabilities associated with the Braves’ stadium and Braves Holdings’ Development Project, The Battery Atlanta and as described in “Mixed-use development” below. We acquired the Braves from Time Warner, Inc. in 2007.

Business Operations

Braves Holdings derives revenue from both local and national sources. Team revenue includes revenue from ticket sales, broadcasting rights, shared revenue collected and distributed by MLB, merchandise sales, minor league teams, revenue sharing arrangements and other sources. Revenue related to the Braves’ facilities includes corporate sales and naming rights, concessions, advertising, suites and premium seat fees, parking and publications. Ticket sales and broadcasting rights are the team’s primary revenue drivers. Revenue is seasonal, with the majority of revenue recognized during the second and third quarters, which aligns with the baseball season. The Battery Atlanta derives revenue primarily from rental income (including overage rent and tenant reimbursements), parking and sponsorships throughout the year.

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of broadcasting rights to the Braves’ baseball games. Each MLB club has the right to authorize the television broadcast within its home television territory of games in which it participates, subject to certain exceptions. The Braves have a long-term local broadcasting agreement with Sportsouth Network II, LLC, the owner and operator of the SportSouth video programming service (“Fox SportSouth”). Nationally, the Braves participate in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 MLB clubs with ESPN, TBS, Fox and SIRIUS XM (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the “MLB Rules and Regulations”), the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. Each MLB club also has the right to authorize radio broadcast, within the United States (or Canada,  in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the second largest radio affiliate network in MLB, with approximately 140 local radio station affiliates broadcasting Braves games across the Southeast (the “Braves Radio Network”).

Ticket Sales. The Braves offer single game tickets, as well as various season ticket packages. The per-ticket average price of 2018 full-season ticket plans ranged from $5 to $358, depending upon the seating area. In 2012, the Braves instituted a variable pricing strategy to help eliminate the perceived difference in value for certain games, which was often exploited in the secondary market. The club created six pricing tiers per seat, based upon various factors including the day of the week, date and opposing team. The Braves have also begun to encourage fans to use digital ticketing, which allows the club to track important data, put parameters on resales, and provide paperless benefits to its consumers.

Advertising and Corporate Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising and promotional opportunities at SunTrust Park. Advertising space is available on the main scoreboard, elsewhere throughout the ballpark and in programs sold at each game. The Braves also enter into long-term licensing agreements for advertising rights with respect to various suites and hospitality spaces. The Braves’ marketing department works closely with the club’s sponsors to offer contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the club allows the Braves name and logo to be used in connection with certain local promotional activities. The Braves also coordinate advertising placement through the Braves Radio Network, and has a cross-promotional sponsorship and marketing agreement with Fox SportSouth.

Player Contracts and Salaries. The Collective Bargaining Agreement (the “CBA”) requires MLB clubs to sign players using the Uniform Player’s Contract. The minimum Major League contract salary for players during the 2018 season under the CBA was $545,000. If a player is injured or terminated by the team for lack of skill during the regular season, he is entitled to all of his salary under the contract for the remainder of the year. Contracts may cover one year or multiple years, but generally under multi-year contracts a player’s salary is guaranteed even if the contract is terminated by the team, or if the player dies or becomes ill, during the term of the contract. The Braves are not required to pay the remaining contract salaries of players who resign or refuse to play.

Team

Player Personnel. Under MLB Rules and Regulations, each team is permitted to have 40 players under contract, but is allowed to maintain only 25 players on its active roster (subject to limited exceptions) from the Opening Day of the season through August 31 of each year. During the remainder of the season, teams may keep an active roster consisting of 40 players under contract. The Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success.

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

Facilities

SunTrust Park. Effective for the 2017 season, the Braves relocated to a new ballpark in Cobb County, Georgia. Braves Holdings (or its affiliates) has exclusive operating rights to the facility via a 30-year Stadium Operating Agreement with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. The total cost of the ballpark was approximately $722 million, of which approximately $392 million was funded by a combination of Cobb County, the Cumberland Improvement District and the Authority and approximately $330 million was funded by Braves Holdings. Funding for ballpark initiatives by Braves Holdings has come from cash on hand and various debt instruments, as detailed in note 10 to the accompanying consolidated financial statements.

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

CoolToday Park. Effective in March 2019, the Braves will relocate to a new spring training facility in North Port, Florida. Braves Holdings has exclusive operating rights to the facility via a 30-year Facility Operating Agreement with Sarasota County. The club will operate and maintain an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park will also feature an academy for housing players, coaches and staff throughout the year. The academy is expected to open in February 2020 and include dining, meeting and auditorium spaces.

Mixed-Use Development

Braves Holdings, through affiliated entities and third party development partners, has developed a significant portion of the land around SunTrust Park for a mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. Phase I of the project is complete and operational. Phase II is underway and will include developing a second parcel of land for additional mixed-use purposes. The estimated cost for Phase II is approximately $200 million, which Braves Holdings affiliated entities are expected to fund through a mix of approximately $55 million in equity and approximately $145 million of new debt. In October 2018, Braves Holdings sold the residential portion of the mixed-use complex, the proceeds from which are funding a portion of Phase II. See note 10 to the accompanying consolidated financial statements for debt information related to the mixed-use development.

MLB Rules and Regulations

As the owner of a MLB franchise, Braves Holdings must comply with rules promulgated by the Commissioner of Baseball (the “Commissioner”) and MLB’s constitution and bylaws. Each franchise is required to share locally derived revenue with the other MLB franchises through MLB’s revenue sharing plan. Under MLB Rules and Regulations, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from National Broadcast Rights, national sponsorships and licensing deals, and the MLB All-Star Game) to the clubs, and funds certain expenses (such as contributions to the MLB Players Benefit Plan, administrative and operational expenses of the BOC, a reserve fund for the BOC, umpires expense and administrative expenses of the MLB Central Fund) on behalf of the MLB franchises. Each MLB franchise’s share of the MLB Central Fund is paid to each MLB franchise by the end of each year, unless otherwise determined by the Commissioner. Also under the MLB Rules and Regulations, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB’s interactive media and Internet company which runs MLB’s official website and all of the MLB teams’ websites.

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. Live Nation has three business segments: Concerts, Sponsorship & Advertising and Ticketing.

Live Nation’s Business Segments

Concerts. Live Nation’s Concerts segment principally involves the global promotion of live music events in its owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including its intersegment revenue, Live Nation’s Concerts business generated approximately $8.8 billion, or approximately 81%, of Live Nation’s total revenue during 2018. Live Nation promoted almost 35,000 live music and other events in 2018, including artists such as Beyoncé and Jay-Z, P!nk, Kevin Hart, Justin Timberlake, Imagine Dragons and Bruno Mars and through festivals such as Austin City Limits, Lollapolooza, Electric Daisy Carnival, Rock Werchter, Reading and Download. While its Concerts segment operates year-round, Live Nation generally experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Sponsorship & Advertising. Live Nation’s Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through its concert, festival, venue, artist relationship and ticketing assets, including advertising on Live Nation websites. Live Nation works with its corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. Live Nation also develops, books and produces custom events or programs for its clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including its intersegment revenue, Live Nation’s Sponsorship & Advertising business generated $504 million, or approximately 5%, of Live Nation’s total revenue during 2018. Live Nation typically experiences higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with its outdoor venues and festivals which are primarily used or occur from May through October.

Ticketing. Live Nation’s Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fee, or service charge for these services. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2018, Live Nation sold 52%, 43%, 4% and 1% of primary tickets through these channels, respectively. Live Nation’s Ticketing segment also manages its online activities including enhancements to its websites and product offerings. Including its intersegment revenue, Live Nation’s Ticketing business generated approximately $1.5 billion, or approximately 14% of Live Nation’s total revenue during 2018, which excludes the face value of tickets sold and is net of the fees paid to its ticketing clients. Through all of its ticketing services, Live Nation sold 217 million tickets in 2018 on which Live Nation was paid fees for its services. In addition, approximately 265 million tickets were sold using Live Nation’s Ticketmaster systems, including through season seat packages, its venue clients’ box offices and other channels through which Live Nation does not receive a fee. Live Nation’s ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.

Terms of Live Nation Investment

At December 31, 2018, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 33% of the issued and outstanding shares as of December 31, 2018.

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

Other Minority Investments

We also own a portfolio of minority debt and equity investments in publicly traded media companies, including iHeart Media, Inc. and AT&T Inc. (NYSE: T). These are assets that were previously acquired (some in tax-efficient transactions) and are currently held as non-core assets. In the past we have entered into swaps, exchangeable debentures, and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.

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

Any assignment or transfer of control of SIRIUS XM’s FCC licenses must be approved by the FCC. The FCC’s order approving the merger of SIRIUS XM’s wholly-owned subsidiary, Vernon Merger Corporation, with and into XM Satellite Radio Holdings Inc. in July 2008 requires SIRIUS XM to comply with certain voluntary commitments it made as part of the FCC merger proceeding. SIRIUS XM believes it complies with those commitments.

In 1997, SIRIUS XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS XM’s FCC licenses for its Sirius satellites expire in 2022 and 2025. SIRIUS XM’s FCC licenses for its XM satellites expire in 2021, 2022 and 2026. The FCC has also granted SIRIUS XM licenses to construct, deploy and operate SXM-7 and SXM-8 as replacement satellites.  SIRIUS XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant licenses for any replacement satellites.

In some areas, SIRIUS XM has installed terrestrial repeaters to supplement its satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted SIRIUS XM a license through 2027 to operate its repeater network.

In certain cases, SIRIUS XM obtains FCC certifications for satellite radios, including satellite radios that include FM modulators. SIRIUS XM believes its radios that are in production comply with all applicable FCC rules.

SIRIUS XM also is subject to a royalty rate established by the CRB and must negotiate royalty arrangements with musical works and sound recording rights holders.  See “Copyrights to Programming” above.

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

Competition Laws and Formula 1

The operations and business of Formula 1 are subject to European and national competition laws which require Formula 1 at all times to ensure its business practices and agreements are consistent with the operation of competitive markets. Following an investigation by the European Commission (“EC”) into the commercialization of Formula 1 and related agreements in 1999, Formula 1 modified certain of its business practices and changed the terms of a number of its commercial contracts with Teams, broadcasters, promoters and the FIA. In October 2001, the EC issued two comfort letters to Formula 1 stating that it was no longer under investigation. Comfort letters are not binding on the EC and if it believes that there has been a material change in circumstances, further enforcement action could be taken. The EC issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing the 2001 comfort letters and that it had ended its monitoring of Formula 1’s compliance.

Competition

SIRIUS XM faces significant competition for both listeners and advertisers in its satellite radio business, including from providers of radio and other audio services. SIRIUS XM’s services compete with traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for SIRIUS XM’s subscription services and, by offering free broadcasts, it may impose limits on what SIRIUS XM can charge for its services. Several traditional radio companies own large numbers of radio stations or other media properties. SIRIUS XM also faces competition from Internet-based competitors. Internet radio services often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major online providers make high fidelity digital streams available through the Internet for free or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization, and allow the user to access large libraries of content. For some consumers, these services may compete with SIRIUS XM’s services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, nearly all automakers have deployed integrated multimedia systems in their vehicles, including in many cases Apple CarPlay and Android Auto. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications. Internet radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems may enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles. SIRIUS XM also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with SIRIUS XM’s services now or that could compete with those services in the future. A number of providers compete with SIRIUS XM’s traffic services. In-dash navigation is threatened by smartphones that provide data services through a direct vehicle interface. Most of these smartphones offer GPS mapping with sophisticated data-based turn-by-turn navigation. SIRIUS XM’s connected vehicle services business operates in a highly competitive environment and competes with several providers, including Verizon Telematics, as well as products being developed by automakers for their vehicles. OnStar, a division of General Motors (“GM”), also offers connected vehicle services in GM vehicles. Sirius XM also competes with wireless devices such as mobile phones. SIRIUS XM competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and systems customization, scope of service, industry experience, past performance and price.

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

Braves Holdings faces competition from many alternative forms of leisure entertainment. During the baseball season, Braves Holdings competes with other sporting and live events for game day attendance, which is integral to Braves Holdings’ ticket, concession and merchandise sales revenue. The broadcasting of the Atlanta Braves’ games, which is another significant source of revenue for Braves Holdings, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, subscription video on-demand services, online activities, movies and other forms of news and information. In addition, Braves Holdings competes with the other MLB teams for a limited pool of player, coaching and managerial talent. This talent contributes to the Atlanta Braves’ record and league standings, which are critical components of Braves Holdings’ competitiveness.

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

Employees

As of December 31, 2018, we had 86 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 4,555 full and part-time employees. We believe that our employee relations are good.

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

At December 31, 2018, our only wholly owned consolidated subsidiaries are Braves Holdings and Formula 1. Braves Holdings, due to its size and nature, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco. In addition, although we consolidate SIRIUS XM, we do not have ready access to the cash flow of SIRIUS XM due to SIRIUS XM being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2018, we had approximately $3.1 billion principal amount of corporate-level debt outstanding, consisting of $1 billion outstanding under our 1.375% cash convertible senior notes due 2023, $450 million outstanding under our 1% cash convertible senior notes due 2023, $213 million outstanding under our 2.25% exchangeable senior debentures due 2046, $400 million outstanding under our 2.125% exchangeable senior debentures due 2048, $385 million outstanding under our 2.25% exchangeable senior debentures due 2048, $33 million of other obligations and $600 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM Group. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including SIRIUS XM’s senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to SIRIUS XM stockholders pursuant to SIRIUS XM’s dividend policy, which is subject to change at any time and is at the discretion of SIRIUS XM’s board of directors in accordance with applicable law and after taking into account various factors affecting SIRIUS XM), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

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

Our Company has overlapping directors and management with Qurate Retail, Liberty Broadband, Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Expedia Holdings, Inc. (“Expedia Holdings”) and GCI Liberty, Inc. (“GCI Liberty”), which may lead to conflicting interests.

As a result of transactions between 2011 and 2018 that resulted in the separate corporate existence of our Company, Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings, and GCI Liberty, most of the executive officers of Liberty also serve as executive officers of Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings and GCI Liberty, and there are overlapping directors. Other than GCI Liberty’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of these companies has any ownership interest in any of the others. Our executive officers and members of our Company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings or GCI Liberty have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings or GCI Liberty pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings and GCI Liberty stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings and/or GCI Liberty. Any potential conflict that qualifies as a “related party transaction”  (as defined in Item 404 of Regulation S‑K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripCo, Expedia Holdings and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings and GCI Liberty) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings, GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Qurate Retail, Liberty Broadband, TripCo, Expedia Holdings, GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

The unfavorable outcome of pending or future litigation could have a material adverse impact on the operations and financial condition of businesses attributed to each of our groups.

Our subsidiaries and business affiliates are parties to several legal proceedings arising out of various aspects of their businesses, including class actions arising out of their marketing practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on their financial condition, which can impact the financial performance of the group to which they are attributed.

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

SIRIUS XM’s ability to retain its subscribers, or increase the number of subscribers to its service, is uncertain and subject to many factors, including:

•	the price of SIRIUS XM’s service;
•	the health of the economy;
•	the sale or lease rate of new vehicles in the United States;
•	the rate at which SIRIUS XM’s self-pay subscribers buy and sell new and used vehicles in the United States;
•	SIRIUS XM’s ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to its service;
•	the effectiveness of SIRIUS XM’s marketing programs;
•	the entertainment value of SIRIUS XM’s programming and the packages it offers;
•	SIRIUS XM’s ability to respond to evolving consumer tastes; and
•	actions by SIRIUS XM’s competitors, such as other audio entertainment and information providers.

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

SIRIUS XM’s efforts to acquire subscribers purchasing or leasing used vehicles may attract subscribers of more limited economic means. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of SIRIUS XM’s marketing efforts may also attract more price sensitive subscribers; and SIRIUS XM’s efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of SIRIUS XM’s subscriber base, such as the expected increase in customers from the “millennial generation,” may increase the number of subscribers accustomed to consuming entertainment through free products.

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

If hackers were able to circumvent SIRIUS XM’s security measures, a release of proprietary information or personal information could occur or SIRIUS XM could experience significant disruptions. If SIRIUS XM’s systems become unavailable or suffer a security breach, SIRIUS XM may be required to expend significant resources to address these problems, including notification under various data privacy regulations, and SIRIUS XM’s reputation and operating results could suffer. To SIRIUS XM’s knowledge, it has not suffered a release of any proprietary information or personal information that is material to its operations or brand.

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

Consumer protection laws cover nearly all aspects of SIRIUS XM’s marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which SIRIUS XM communicates with subscribers and prospective subscribers. The nature of SIRIUS XM’s business requires it to expend significant resources to try to ensure that its marketing activities comply with federal and state laws, rules and regulations relating to consumer protection, including laws relating to telemarketing activities and privacy. There can be no assurance that these efforts will be successful or that SIRIUS XM will not have to expend even greater resources in its compliance efforts.

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

SIRIUS XM may not realize the benefits of acquisitions or other strategic investments and initiatives, including the acquisition of Pandora.

SIRIUS XM’s business strategy includes selective acquisitions, other strategic investments and initiatives that allow it to expand its business. The success of any acquisition, including the acquisition of Pandora, depends upon effective integration and management of acquired businesses and assets into its operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

The acquisition of Pandora involves the combination of two entities which currently operate as independent companies. SIRIUS XM will be required to devote significant management attention and resources to integrate the businesses and operations of Pandora. Potential difficulties SIRIUS XM may encounter in the integration process include:

•

the inability to successfully combine its business and the business of Pandora in a manner that permits SIRIUS XM to offer cross-promotion opportunities, audio packages that integrate SIRIUS XM’s content and programming with Pandora’s ad-supported and subscription services and achieve other benefits anticipated to result from the acquisition, in the time frame currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies and of combining two companies with different histories, cultures and customer bases;
•	SIRIUS XM’s failure to retain key employees;
•	potential unknown liabilities and unforeseen increased expenses associated with the acquisition; and
•

performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention in connection with completing the acquisition and integrating the companies’ operations.

It is possible that the integration process could result in the distraction of SIRIUS XM’s management, the disruption of its ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect SIRIUS XM’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the transactions, or could otherwise adversely affect SIRIUS XM’s business and financial results following the closing of the acquisition.

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

SIRIUS XM must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works. Traditionally, BMI,  ASCAP and SESAC have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing. Owners of rights in musical works have withdrawn from BMI, ASCAP and SESAC and new entities, such as GMR, have been formed to represent owners of musical works. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to SIRIUS XM’s business, including increasing licensing costs and reducing the availability of certain pieces for use on SIRIUS XM’s services.

Under the United States Copyright Act, SIRIUS XM also must pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB’s December 2017 decision governing sound recording royalties for satellite radio, SIRIUS XM is required to pay a royalty based on its gross revenue, subject to certain exclusions, of 15.5% per year for each of the next nine years. This is a substantial increase over the royalty rate of 11% of SIRIUS XM’s gross revenue that it paid in 2017.

SIRIUS XM’s business depends in large part upon the auto industry.

A substantial portion of SIRIUS XM’s subscription growth has come from purchasers and lessees of new and used automobiles in the United States. The sale and lease of vehicles with satellite radios is an important source of subscribers for SIRIUS XM’s satellite radio service. SIRIUS XM has agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.

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

Sales of previously owned vehicles represent a significant source of new subscribers for SIRIUS XM. SIRIUS XM has agreements with auto dealers and companies operating in the used vehicle market to provide SIRIUS XM with data on sales of used satellite radio enabled vehicles. The continuing availability of this information is important to SIRIUS XM’s future growth.

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

SIRIUS XM operates a complex and growing business. SIRIUS XM offers a wide variety of subscription packages at different price points. SIRIUS XM’s business is dependent on the operation and availability of its information technology and communication systems and those of certain third party service providers. Any degradation in the quality, or any failure, of SIRIUS XM’s systems could reduce SIRIUS XM’s revenue, cause SIRIUS XM to lose customers and damage SIRIUS XM’s brand. Although SIRIUS XM has implemented practices designed to maintain the availability of its information technology systems it relies on and mitigate the harm of any unplanned interruptions, SIRIUS XM cannot anticipate all eventualities. SIRIUS XM occasionally experiences unplanned outages or technical difficulties. SIRIUS XM could also experience loss of data or processing capabilities, which could cause SIRIUS XM to lose customers and could materially harm SIRIUS XM’s reputation and SIRIUS XM’s operating results.

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

Damage or interruption to SIRIUS XM’s data centers and information technology and communications centers could expose it to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of its computer systems. The compromise of personal, confidential or proprietary information could also subject SIRIUS XM to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other foreign jurisdictions or by various regulatory organizations. As a result, SIRIUS XM’s ability to conduct its business and its results of operations might be materially and adversely affected.

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

If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with SIRIUS XM’s standards and practices relating to business integrity, personnel, cybersecurity and other values, SIRIUS XM’s business could be adversely affected. For example, Space Systems/Loral has announced that it expects to cease manufacturing large geostationary communications satellites following completion of its existing orders. Space Systems/Loral is currently building two satellites for SIRIUS XM’s service (SXM-7 and SXM-8 satellites). The discontinuance of this business by Space Systems/Loral could adversely affect the delivery schedules of these satellites and the on-going technical support for SIRIUS XM’s existing in-orbit satellites.

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

As of December 31, 2018, SIRIUS XM had an aggregate principal amount of approximately $6.9 billion of indebtedness outstanding, $439 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.

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

The Nasdaq Stock Market (“Nasdaq”) has adopted listing standards relating to “equity investment tracking stocks,” which Nasdaq has determined are applicable to the Liberty SiriusXM common stock as a result of the magnitude and structure of the interests in SIRIUS XM that are attributed to the Liberty SiriusXM Group. These listing standards provide that the Liberty SiriusXM common stock could be delisted from Nasdaq, pending a review by Nasdaq of whether such stock could satisfy another applicable initial listing standard and remain listed on Nasdaq, if any of the following occur: (i) SIRIUS XM’s common stock ceases to be listed on Nasdaq where it is currently traded; (ii) Liberty ceases to own, directly or indirectly, at least 50% of either the outstanding common stock or voting power of SIRIUS XM; or (iii) the Liberty SiriusXM common stock ceases to track the performance of SIRIUS XM. Further, if trading in Sirius XM’s common stock were suspended or delisting proceedings were commenced with respect to such SIRIUS XM common stock, trading in the Liberty SiriusXM common stock would be suspended or delisting proceedings would be commenced with respect to the Liberty SiriusXM common stock at the same time. Any delisting or suspension in trading of the Liberty SiriusXM common stock would materially adversely affect the liquidity and value of the Liberty SiriusXM common stock.

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

Formula 1 has sought to adopt practices and conclude commercial contracts that take into account competition law as it applies to the specific nature of Formula 1’s sporting and entertainment businesses, Formula 1’s role within those businesses and the roles of the counterparties to Formula 1’s commercial contracts. However given the uncertainty of the law in this area, and the possibility of third parties instigating action, there is a risk of further EC investigations, challenges or proceedings against Formula 1. For example, two Teams made a complaint against Formula 1 to the EC in September 2015 regarding the distribution of the Prize Fund and current sporting governance arrangements (though Formula 1 rejected the complaint as being without merit and believed it was in any event, a commercial dispute and not one that involved any breach of competition law). Although this particular complaint was withdrawn by the two Teams in early 2018, for the reasons set out above, no assurance can be given that there will be no future EC investigations, challenges or proceedings regarding unasserted matters.

Any of the foregoing could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, which in turn could materially adversely impact the Formula One Group.

Formula 1 may be unable to renew, replace or renegotiate on favorable terms one or more of Formula 1’s race promotion, broadcasting or advertising and sponsorship contracts.

Formula 1’s race promotion, broadcasting and advertising and sponsorship contracts typically have terms of three to seven years, three to five years and three to five years, respectively, but may on occasion be of longer duration. When these contracts expire, Formula 1 may not be able to renew or replace them with contracts on similar terms or at all. Further, counterparties to our contracts may seek to terminate or renegotiate them, and we may not be able to replace terminated contracts with contracts on similar terms or at all or renegotiate contracts on terms that are as favorable to us. Formula 1’s ability to renew, replace or renegotiate its contracts on similar terms, or at all, is dependent on a number of factors which Formula 1 may not be able to control or predict including the popularity of Formula 1, the value of live sports rights generally, relevant regulations, economic conditions in the relevant countries and the spending capacity and priorities of Formula 1’s counterparties. Additionally, many of Formula 1’s race promotion and broadcasting contracts are directly or indirectly with, or guaranteed by, governmental bodies or agencies and a change in their spending capacity or priorities could impact Formula 1’s negotiations with them. A failure to renew, replace or renegotiate Formula 1’s existing contracts on similar or improved terms could result in, among other things, the cancellation of an Event, the payments Formula 1 receives decreasing, the term of the contracts being shortened, termination rights being granted to Formula 1’s counterparties and other contractual terms and conditions being introduced which could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn could materially adversely impact the Formula One Group.

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

Significant developments stemming from the Brexit vote could have a material adverse effect on our business, particularly with respect to the movement of goods and people.

On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” The results from the Brexit vote have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. Failing the implementation of an agreed extension, the U.K. will leave the E.U. on March 29, 2019. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of Brexit on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer depending on the resulting terms. In particular, Formula 1’s headquarters and television production and technical operations are based in the U.K. and a number of Events are held in the E.U., including the 2019 British Grand Prix that is expected to be held in the U.K. in July 2019, and so our business could be materially adversely affected if Brexit results in greater restrictions on business between the U.K. and E.U. countries, increased regulatory complexities, disruptions in the movement of goods needed in our operations, including our and the Teams’ equipment to and from the U.K. based Event, and disruptions in the mobility of personnel, including our key personnel based in the U.K. These possible negative impacts, and others resulting from Brexit, may adversely affect our business, financial condition and operating results.

Events beyond Formula 1’s control may cause one or more events to be cancelled or postponed or prevent Formula 1 from providing an international television feed, each of which could result in the loss of revenue under Formula 1’s commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, parties to our race promotion contracts terminating those contracts, cancellation of large-scale public events by a competent authority due to a security or terrorism risk or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. The most recent cancellation was the Bahrain Grand

Prix in 2011 which was cancelled due to civil unrest. If the cancellation of an Event is due to a force majeure event (such as the outbreak of war or civil unrest) that occurs prior to the scheduled commencement of scrutineering and sporting checks (which typically takes place on the Thursday immediately prior to the race or Wednesday in the case of the Grand Prix de Monaco), the race promoter is not required to pay Formula 1 the race promotion fee for that Event. Typically, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than 15 Events in a season for reasons other than a force majeure event. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost broadcasting revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant advertising and sponsorship contract are likely to be reduced unless the advertising and sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

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

In 2018, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 uses derivatives to hedge its exposure to foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 (as well as Liberty’s strategic vision for it) is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. Bernie Ecclestone, who previously served as the chief executive officer of Formula 1 and now holds the title of Chairman Emeritus following his departure from the Formula 1 business in connection with the Second Closing, was the original owner of Formula 1 and was personally responsible for the commercialization of Formula 1 during the 1980s. The Chairman and Chief Executive Officer Chase Carey has a wealth of experience over many decades in the media sector. In addition, the Chief Financial Officer, Duncan Llowarch, and the General Counsel, Sacha Woodward Hill, have 22 years and 23 years of experience in Formula 1, respectively. Ross Brawn and Sean Bratches joined the Formula 1 management team in 2017 as Managing Directors of Motor Sports and Commercial Operations, respectively, and bring to Formula 1 tremendous experience in their respective fields. The success of the business prior to Liberty’s acquisition of Formula 1 (the “Formula 1 Acquisition”) had depended to a significant extent on Mr. Ecclestone. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operations, which in turn could materially adversely impact the Formula One Group.  Liberty and Formula 1 continue to take steps to hire new members of management for the Formula 1 team as Liberty continues to integrate and expand the Formula 1 business. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, Liberty may be unable to recognize the anticipated benefits of the acquisition of Formula 1.

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

The business of Live Nation is subject to a number of risks and uncertainties, including many of which are similar to those above with respect to the Liberty SiriusXM Group, such as:

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

The financial results of the Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes in the 1990s and early 2000s generated significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, during the 15 seasons between 1991 and 2005, success in the regular season permitted participation in MLB’s postseason 14 times, which provided the franchise with additional revenue and income. While the Braves have made the MLB playoffs during three of the past seven seasons, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Braves Group.

The success of the Braves will depend largely on their ability to develop, obtain and retain talented players.

The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players. The Braves compete with other MLB baseball teams and teams in other countries for available professional players and top player prospects. There can be no assurance that the Braves will be able to retain players upon expiration of their contracts or identify and obtain or develop new players of adequate talent to replace players who retire or are injured, traded, released or lost to free agency. Even if the Braves are able to retain or obtain players who have had successful amateur or professional careers, or develop talented players through the Braves’ minor league affiliates or otherwise, there can be no assurance that such players will perform successfully for the Braves. The 2017 penalties handed down by MLB against the Braves in the international market will also limit the Braves’ ability to develop and obtain players internationally through the 2020 season.

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

As a condition to maintaining its MLB franchise, each MLB club must comply with MLB Rules and Regulations. For example, each MLB club is subject to the Major League Constitution, the Major League Rules and the CBA. In addition, each club is required to appoint one “Control Person” who is acceptable to MLB and the other clubs and who has significant authority over club operations and the club’s interaction with MLB. Pursuant to the MLB Rules and Regulations, an MLB club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with the other MLB clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. For example, the Braves were not in compliance with the rule governing the amount of debt that is permitted to be issued by an MLB club in 2015 and 2016 and were subject to certain remedial measures, including the repayment of outstanding indebtedness. However, the Braves were in compliance with this rule in 2017 and are projected to be in compliance for 2018. Similarly, the vote of 75% of the MLB clubs is required for the approval of the sale of any MLB club or relocation of a franchise to another city.

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

Braves Holdings’ need for capital to fund its operations and recent borrowings used or to be used to finance construction and development of the Braves’ stadium, the Development Project and a spring training facility could negatively impact the Braves Group’s financial condition.

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $185 million. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur. As of December 31, 2018, Braves Holdings had $17 million outstanding under its operating credit facilities.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Braves’ stadium, the Development Project and a new spring training facility. As of December 31, 2018, Braves Holdings had approximately $317 million outstanding under various debt instruments for construction and other stadium-related costs and approximately $160 million outstanding under various credit facilities and loans for the Development Project. As of December 31, 2018, approximately $56 million of capacity remained available under the credit facilities and loans for the Development Project and spring training facility.

These expenditures have increased, and will continue to increase the Braves Group’s costs and indebtedness in the near term, which could have a negative impact on Braves Holdings’ credit worthiness and the value of the Liberty Braves common stock.

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

The Braves Group has limited operating history managing mixed use development projects.

Management of Braves Holdings has a long history as an operator of a professional baseball franchise, but has only been managing the mixed use development project since the opening of the Development Project in 2017. Although management of Braves Holdings has engaged with real estate developers and other real estate experts, management of Braves Holdings may not initially have the expertise necessary to fully realize the projected benefits of the mixed use development. Management’s limited experience, among other things, may result in the Braves Group being unable to achieve its goals for the Development Project. The return on the Braves Group’s significant investment in the mixed use development cannot be predicted reliably and the ability of the Braves Group to realize expected financial results relating to its management of the Development Project is subject to significant uncertainties and contingencies and may change materially in response to one or more future events.

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

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2019) representing the power to direct approximately 47.7% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 96.3% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Formula One common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado.

SIRIUS XM owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, SIRIUS XM leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, Virginia, California and Texas for its office, production, technical, studio and engineering facilities and call center. In addition, SIRIUS XM leases or licenses space at approximately 540 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

Formula 1 owns no material property. Formula 1 leases space for its offices in London, England and for its television production and technical operations in Kent, England.

For a description of Braves Holdings’ property, see “Item 1. Business—Braves Holdings, LLC—Facilities” and “Item 1. Business—Braves Holdings, LLC—Mixed-Use Development.”

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) has three classes of stock. Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K respectively; and Series A, Series B and Series C Liberty Media common stock traded or were quoted under the symbols LMCA/B/K, respectively. Shortly following the closing of the acquisition of Formula 1 on January 23, 2017 (the “Second Closing”), the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock trade on the Nasdaq Global Select Stock Market, and Series B Liberty Braves common stock is quoted on the OTC Markets. Series A and Series C Liberty Formula One common stock continue to trade on the Nasdaq Global Select Market and the Series B Liberty Formula One common stock continues to be quoted on the OTC Markets. Although the Second Closing, and the corresponding tracking stock name and the ticker symbol change, were not completed until January 23 and January 24, 2017, respectively, historical information of the Liberty Media Group and Liberty Media common stock is referred to herein as the Formula One Group and Liberty Formula One common stock, respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following tables set forth the range of high and low sales prices of our Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock and Series B Liberty Formula One common stock for the years ended December 31, 2018 and 2017. Although our Series B Liberty SiriusXM common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded. Additionally, there is no established public trading market for our Series B Liberty Braves common stock and our Series B Liberty Formula One common stock, which are quoted on OTC Markets. The over-the-counter market quotations for our series B Liberty Braves common stock and our Series B Liberty Formula One common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty SiriusXM Group
	Series B (LSXMB)
	High	Low
2017
First quarter	$41.20	33.82
Second quarter	$43.30	37.72
Third quarter	$46.18	41.53
Fourth quarter	$46.51	39.69

2018
First quarter	$47.61	38.62
Second quarter	$47.80	40.78
Third quarter	$49.94	45.61
Fourth quarter	$43.24	35.46

	Braves Group
	Series B (BATRB)
	High	Low
2017
First quarter	$21.00	21.00
Second quarter	$25.80	23.92
Third quarter	$27.64	25.10
Fourth quarter	$27.54	22.40

2018
First quarter	$24.50	24.50
Second quarter	$26.00	22.95
Third quarter	$27.00	25.75
Fourth quarter	$27.00	24.09

	Formula One Group
	Series B (FWONB)
	High	Low
2017
First quarter	$32.81	28.25
Second quarter	$35.26	30.60
Third quarter	$37.68	30.00
Fourth quarter	$38.77	33.26

2018
First quarter	$36.81	30.10
Second quarter	$32.62	28.00
Third quarter	$36.50	32.50
Fourth quarter	$31.75	28.55

Holders

The number of record holders as of January 31, 2019 were as follows:

	Series A	Series B	Series C
Liberty SiriusXM common stock	1,161	68	1,223
Liberty Braves common stock	1,654	43	841
Liberty Formula One common stock	822	62	1,049

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

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

A summary of the repurchase activity for the three months ended December 31, 2018 is as follows:

	Series C Liberty SiriusXM Common Stock
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1 - 31, 2018	625,049	$ 43.19	625,049	$882	million
November 1 - 30, 2018	—	NA	—	$882	million
December 1 - 31, 2018	1,869,060	$ 38.10	1,869,060	$811	million
Total	2,494,109		2,494,109

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during the three months ended December 31, 2018.

During the three months ended December 31, 2018, no shares of Series A and 68 shares of Series C Liberty Formula One common stock, no shares of Series A and 272 shares of Series C Liberty SiriusXM common stock, and no shares of Series A and 27 shares of Series C Liberty Braves common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

	December 31,
	2018	2017	2016	2015	2014
	amounts in millions
Summary Balance Sheet Data:
Cash	$358	1,029	562	201	681
Investments in debt and equity securities	$1,278	1,114	1,309	533	816
Investment in affiliates, accounted for using the equity method	$1,641	1,750	1,117	1,115	851
Intangible assets not subject to amortization (1)	$28,060	28,057	24,018	24,018	24,018
Intangible assets subject to amortization, net (1)	$5,715	6,192	1,072	1,097	1,166
Total assets (1)	$40,828	41,996	31,377	29,798	30,269
Current portion of deferred revenue	$2,079	1,941	1,877	1,797	1,641
Long-term debt, including current portion (1)	$13,388	13,954	8,018	6,881	5,845
Deferred tax liabilities, net	$1,651	1,478	2,025	1,667	1,507
Stockholders' equity (1)	$16,595	16,943	11,756	10,933	11,398
Noncontrolling interest	$5,103	5,631	5,960	7,198	8,778

	Years ended December 31,
	2018		2017	2016	2015	2014
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)		$8,040	7,594	5,276	4,795	4,450
Operating income (loss)		$1,511	1,394	1,734	954	841
Interest expense (1)		$(606)	(591)	(362)	(328)	(255)
Share of earnings (loss) of affiliates, net		$18	104	14	(40)	(113)
Realized and unrealized gains (losses) on financial instruments, net		$40	(88)	37	(140)	38
Net earnings (loss) attributable to the noncontrolling interests		$334	536	244	184	217
Net earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (2)
Liberty Media Corporation common stock	$	NA	NA	377	64	178
Liberty SiriusXM common stock		676	1,124	297	NA	NA
Liberty Braves common stock		5	(25)	(30)	NA	NA
Liberty Formula One common stock		(150)	255	36	NA	NA
		$531	1,354	680	64	178
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (2)(3):
Series A, B and C Liberty Media Corporation common stock	$	NA	NA	1.13	0.19	0.52
Series A, B and C Liberty SiriusXM common stock		2.04	3.35	0.89	NA	NA
Series A, B and C Liberty Braves common stock		0.10	(0.51)	(0.65)	NA	NA
Series A, B and C Liberty Formula One common stock		(0.65)	1.23	0.43	NA	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (2)(3):
Series A, B and C Liberty Media Corporation common stock	$	NA	NA	1.12	0.19	0.52
Series A, B and C Liberty SiriusXM common stock		2.01	3.31	0.88	NA	NA
Series A, B and C Liberty Braves common stock		0.10	(0.51)	(0.65)	NA	NA
Series A, B and C Liberty Formula One common stock		(0.65)	1.21	0.42	NA	NA

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

(3)

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is a reportable segment, is Sirius XM Holdings Inc. (“SIRIUS XM”). SIRIUS XM provides a subscription based satellite radio service. SIRIUS XM also transmits a larger set of music and other channels through SIRIUS XM’s streaming service. SIRIUS XM’s streaming services is available online and through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services which are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

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

Our “Corporate and Other” category includes a consolidated subsidiary, Braves Holdings, LLC (“Braves Holdings”) and corporate expenses. In addition, we hold an ownership interest in Live Nation Entertainment, Inc. (“Live Nation”), which is accounted for as an equity method investment at December 31, 2018 and is included in corporate and other. We also maintain minority positions in other public companies.

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

The term “Liberty SiriusXM Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM, corporate cash, investments in debt securities, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2018, the Liberty SiriusXM Group has cash and cash equivalents of approximately $91 million, which includes $54 million of subsidiary cash.

SIRIUS XM is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event SIRIUS XM were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, SIRIUS XM acquired Pandora Media, Inc. (“Pandora”). See note 7 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora.

The term “Braves Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Braves,” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of December 31, 2018, the Braves Group has cash and cash equivalents of approximately $107 million, which includes $40 million of subsidiary cash. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Braves Group. See note 2 to the accompanying consolidated financial statements for information regarding the Series C Liberty Braves common stock rights offering.

The term “Formula One Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2018, the Formula One Group (formerly the Liberty Media Group) is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Formula One Group retains an intergroup interest in the Braves Group of approximately 15.1%, valued at $226 million, as of December 31, 2018. As of December 31, 2018, the Formula One Group had cash and cash equivalents of approximately $160 million, which includes $30 million of subsidiary cash.

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

Formula 1. Formula 1’s goal is to further broaden and increase the global scale and appeal of the FIA Formula One World Championship (the “World Championship”) in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

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

•	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
•	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership; and
•	working with stakeholders within the sport to improve the sustainability and on-track competitive balance of the World Championship and the long term financial stability of the participating Teams.

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

Consolidated Operating Results

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM	$5,771	5,425	5,014
Total Liberty SiriusXM Group	5,771	5,425	5,014
Braves Group
Corporate and other	442	386	262
Total Braves Group	442	386	262
Formula One Group
Formula 1	1,827	1,783	—
Total Formula One Group	1,827	1,783	—
Consolidated Liberty	$8,040	7,594	5,276

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM	$1,659	1,588	1,386
Corporate and other	(39)	(41)	(34)
Total Liberty SiriusXM Group	1,620	1,547	1,352
Braves Group
Corporate and other	1	(113)	(61)
Total Braves Group	1	(113)	(61)
Formula One Group
Formula 1	(68)	17	—
Corporate and other	(42)	(57)	443
Total Formula One Group	(110)	(40)	443
Consolidated Liberty	$1,511	1,394	1,734

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM	$2,230	2,109	1,853
Corporate and other	(16)	(15)	(15)
Total Liberty SiriusXM Group	2,214	2,094	1,838
Braves Group
Corporate and other	88	2	(20)
Total Braves Group	88	2	(20)
Formula One Group
Formula 1	400	438	—
Corporate and other	(25)	(41)	(45)
Total Formula One Group	375	397	(45)
Consolidated Liberty	$2,677	2,493	1,773

Revenue. Our consolidated revenue increased $446 million and $2,318 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The 2018 increase was driven by revenue growth at SIRIUS XM, Braves Holdings and Formula 1 of $346 million, $56 million and $44 million, respectively. The 2017 increase was primarily driven by $1,783 million of Formula 1 revenue, as a result of the Company’s acquisition of Formula 1 on January 23, 2017, and revenue growth at SIRIUS XM of $411 million. Additionally, Braves Holdings revenue increased $124 million during the year ended December 31, 2017, as compared to the prior year. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Operating income. Our consolidated operating income increased $117 million and decreased $340 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. Operating losses decreased $114 million and operating income increased $73 million for Braves Group and Liberty SiriusXM Group, respectively, and operating losses increased $70 million for Formula One Group during 2018 as compared to the prior year. The decrease in corporate and other operating losses for Formula One Group for the year ended December 31, 2018 was driven by costs related to the acquisition of Formula 1 recognized during the year ended December 31, 2017. Formula One Group operating income decreased $483 million during 2017 as compared to the prior year, largely due to the favorable one-time net $511 million Vivendi lawsuit settlement during the first quarter of 2016, as discussed in note 17 of the accompanying consolidated financial statements. Liberty SiriusXM Group operating income increased $195 million and Braves Group operating loss increased $52 million during 2017 as compared to the prior year. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

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

We recorded $192 million, $230 million and $150 million of stock compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in stock compensation expense in 2018 as compared to the prior year is primarily due to decreases of $36 million and $8 million at Braves Holdings and Formula 1, respectively, partially offset by increases of $9 million at SIRIUS XM. The increase in stock compensation expense in 2017 as compared to the prior year is primarily due to increases of $37 million at Braves Holdings, $23 million at Formula 1 and $15 million at SIRIUS XM.

As of December 31, 2018, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $22 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.3 years. As of December 31, 2018, the total unrecognized compensation cost related to unvested SIRIUS XM stock options and restricted stock units was $254 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.8 years.

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

During the second quarter of 2018 and during the fourth quarters of 2017 and 2016, SIRIUS XM recorded $69 million, $45 million and $46 million, respectively, related to music royalty legal settlements and reserves. As separately reported in note 17 of the accompanying consolidated financial statements, the $69 million, $45 million and $46 million of expenses are included in the Revenue share and royalties expense line item in the accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, respectively, but have been excluded from Adjusted OIBDA for the corresponding periods as these expenses were not incurred as a part of SIRIUS XM’s normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business.

SIRIUS XM recognized approximately $43 million and $40 million of Revenue share and royalties within the consolidated statement of operations during the years ended December 31, 2017 and 2016, respectively, related to the SIRIUS XM legal settlement associated with SIRIUS XM’s use of certain pre-1972 sound recordings. As separately reported in note 17 of the accompanying consolidated financial statements, $108 million of the settlement amount recognized during the year ended December 31, 2015 was excluded from Adjusted OIBDA for the corresponding period, as this expense was not incurred as a part of SIRIUS XM’s normal operations for the period, and this lump sum amount did not relate to the on-going performance of the business. Subsequent to the settlement during June 2015, SIRIUS XM recognized $43 million and $40 million in 2017 and 2016, respectively, that is included as a component of Adjusted OIBDA.

Consolidated Adjusted OIBDA increased $184 million and $720 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase in Adjusted OIBDA in 2018 as compared to the prior year was due to increases of $120 million and $86 million in Liberty SiriusXM Group and Braves Group Adjusted OIBDA, respectively, partially offset by a $22 million decrease in Formula One Group Adjusted OIBDA. The increase in Adjusted OIBDA in 2017 as compared to the prior year was due to increases of $442 million in Formula One Group Adjusted OIBDA, Liberty SiriusXM Group Adjusted OIBDA of $256 million and Braves Group Adjusted OIBDA of $22 million. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of SIRIUS XM, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(388)	(356)	(342)
Braves Group	(26)	(15)	(1)
Formula One Group	(192)	(220)	(19)
Consolidated Liberty	$(606)	(591)	(362)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$(11)	29	13
Braves Group	12	78	9
Formula One Group	17	(3)	(8)
Consolidated Liberty	$18	104	14

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(1)	(16)	—
Braves Group	(2)	—	1
Formula One Group	43	(72)	36
Consolidated Liberty	$40	(88)	37

Other, net
Liberty SiriusXM Group	$25	(11)	(25)
Braves Group	35	3	—
Formula One Group	18	16	21
Consolidated Liberty	$78	8	(4)

	$(470)	(567)	(315)

Interest expense. Consolidated interest expense increased $15 million and $229 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase for 2018 as compared to the prior year was primarily due to an increase in the average amount of corporate and subsidiary debt outstanding during the current period for Liberty SiriusXM Group and the capitalization of interest related to construction of the stadium and mixed-use facilities during the prior period for Braves Group, partially offset by decreases in interest expense for the Formula One Group due to decreases in the average amount of corporate and subsidiary debt outstanding. The increase in 2017 as compared to the prior year was primarily due to approximately $167 million of interest expense attributable to debt held at Formula 1, which we began consolidating on January 23, 2017 when we acquired Formula 1. The remaining increase in 2017 was due to an increase in the average amount of corporate, SIRIUS XM and other subsidiary debt outstanding.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$(1)	29	13
Other	(10)	—	—
Total Liberty SiriusXM Group	(11)	29	13

Braves Group
Other	12	78	9
Total Braves Group	12	78	9

Formula One Group
Live Nation	3	(18)	(12)
Other	14	15	4
Total Formula One Group	17	(3)	(8)
	$18	104	14

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

Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Debt and equity securities	$2	(36)	112
Debt measured at fair value	130	(126)	(113)
Change in fair value of bond hedges	(94)	72	37
Other derivatives	2	2	1
	$40	(88)	37

The changes in unrealized gains (losses) on debt and equity securities (as defined in note 3 of our accompanying consolidated financial statements) are due to market factors primarily driven by changes in the fair value of the stock underlying these financial instruments.

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

Liberty issued $1 billion of cash convertible notes in October 2013 which are accounted for at fair value, as elected by Liberty at the time of issuance of the notes. At the same time, Liberty entered into a bond hedge transaction on the same amount of underlying shares. These derivatives are marked to fair value on a recurring basis. The primary driver of the change in the fair value of bond hedges is the change in the fair value of the underlying stock.

Other, net. The increase in 2018 was primarily due to a $48 million decrease in losses on early extinguishment of debt and a $17 million increase in gains on transactions, primarily driven by the sale of the residential portion of Braves Holdings’ mixed-use complex. The increase in 2017 was primarily due to a $19 million increase in interest and dividend income and a $12 million increase in gains on transactions, partially offset by a $24 million increase in losses on early extinguishment of debt, primarily related to the redemption of certain debt at SIRIUS XM. The loss in 2016 was primarily due to a $24 million loss on extinguishment of SIRIUS XM’s redemption of its 5.875% Senior Notes due 2020 during the year, partially offset by approximately $18 million in dividend and interest income, primarily due to dividends on Time Warner, Inc. shares.

Income taxes. Our effective tax rate for the years ended December 31, 2018, 2017 and 2016 was an expense of 17%, benefit of 129% and expense of 35%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

•

During 2018, our effective tax rate was lower than the federal tax rate of 21% U.S. due to deductible stock-based compensation, benefits related to federal tax credits and the resolution of historical matters with various tax authorities, partially offset by changes in the valuation allowance and taxable dividends not recognized for book purposes.

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

Net earnings. We had net earnings of $865 million, $1,890 million and $924 million for the years ended December 31, 2018, 2017 and 2016, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2018, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty currently does not have a corporate debt rating.

As of December 31, 2018, Liberty’s cash and cash equivalents and unencumbered marketable equity securities were as follows:

		Unencumbered
	Cash and Cash	Marketable
	Equivalents	Equity Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$54	—
Corporate and other	37	—
Total Liberty SiriusXM Group	91	—
Braves Group
Corporate and other	107	—
Total Braves Group	107	—
Formula One Group
Formula 1	30	—
Corporate and other	130	228
Total Formula One Group	160	228

To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, the Company has a controlling interest in SIRIUS XM which has significant cash flows provided by operating activities, although due to SIRIUS XM being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facility at Formula 1 are not met. As of December 31, 2018, Liberty had $750 million available under a $1.35 billion margin loan due 2020 and $600 million available under the Live Nation Margin Loan. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2018	2017	2016
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,785	1,849	1,704
Braves Group cash provided (used) by operating activities	103	(42)	89
Formula One Group cash provided (used) by operating activities	268	(75)	378
Net cash provided (used) by operating activities	$2,156	1,732	2,171
Liberty SiriusXM Group cash provided (used) by investing activities	$(756)	(1,254)	(210)
Braves Group cash provided (used) by investing activities	159	(221)	(413)
Formula One Group cash provided (used) by investing activities	227	(1,662)	(641)
Net cash provided (used) by investing activities	$(370)	(3,137)	(1,264)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,552)	(267)	(1,319)
Braves Group cash provided (used) by financing activities	(212)	296	418
Formula One Group cash provided (used) by financing activities	(616)	1,847	355
Net cash provided (used) by financing activities	$(2,380)	1,876	(546)

Liberty’s primary uses of cash during the year ended December 31, 2018 (excluding cash used by SIRIUS XM, Formula 1 and Braves Holdings) were $466 million of Series C Liberty SiriusXM common stock repurchases and $414 million of investments in equity method affiliates and debt and equity securities. These uses were funded by borrowings of debt and cash on hand.

SIRIUS XM’s primary uses of cash were the repurchase of outstanding SIRIUS XM common stock, dividends paid to stockholders and additions to property and equipment resulting from new satellite construction. The SIRIUS XM uses of cash were funded by cash provided by operating activities, cash on hand and borrowings of debt. During the year ended December 31, 2018, SIRIUS XM declared a cash dividend each quarter, and paid in cash an aggregate amount of $201 million, of which Liberty received $143 million. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock. On January 29, 2019, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock, payable on February 28, 2019 to stockholders of record at the close of business on February 11, 2019.

Formula 1’s primary use of cash was the net repayment of debt.

The projected uses of Liberty cash (excluding SIRIUS XM’s, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in new or existing businesses, debt service, including potential repayment of the outstanding margin loan and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand and borrowing capacity under margin loans and outstanding credit facilities. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

SIRIUS XM’s uses of cash are expected to be operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of outstanding debt. Liberty expects SIRIUS XM to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under the existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments, as well as continued investment in its business. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development and new spring training facility. Liberty expects Braves Holdings to fund its projected uses of cash with borrowings under its existing debt instruments, cash provided by operations and through the issuance of new construction loans for Phase II. See Item 1. Business – (c) Narrative Description of Business – Braves Holdings, LLC – Mixed-use development.

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

The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2018 aggregated $165 million. See the table below for more detail. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$13,421	24	768	3,425	9,204
Interest payments (2)	4,004	594	1,123	1,037	1,250
Programming and royalty fees (3)	1,230	430	553	117	130
Operating lease obligations	433	54	112	88	179
Employment agreements	165	93	70	2	—
Other obligations (4)	531	162	104	38	227
Total consolidated	$19,784	1,357	2,730	4,707	10,990

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2018, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2018 rates and (iii) assume that our existing debt is repaid at maturity.

(3)

SIRIUS XM has entered into various programming agreements under which SIRIUS XM’s obligations include fixed payments, advertising commitments and revenue sharing arrangements. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above. In addition, SIRIUS XM has entered into certain music royalty arrangements that include fixed payments.

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

As of December 31, 2018, the intangible assets not subject to amortization for each of our significant reporting units were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
SIRIUS XM	$14,250	8,600	931	23,781
Formula 1	3,956	—	—	3,956
Other	180	—	143	323
Consolidated	$18,386	8,600	1,074	28,060

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

SIRIUS XM operates three in-orbit XM satellites, XM‑3, XM‑4 and XM‑5. SIRIUS XM estimates that its XM‑3 and XM‑4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively. The XM‑5 satellite that was launched in 2010, is used as an in-orbit spare for the Sirius and XM systems and is expected to reach the end of its depreciable life in 2025.

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

Results of Operations—Businesses

Liberty SiriusXM Group

SIRIUS XM SIRIUS XM transmits its music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. SIRIUS XM also transmits a larger set of music and other channels through SIRIUS XM’s streaming service. SIRIUS XM’s streaming services is available online and through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services which are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

SIRIUS XM has agreements with every major automaker (“OEMs”) to offer satellite radio in their vehicles, through which it acquires the majority of its subscribers. SIRIUS XM also acquires subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to SIRIUS XM’s services. SIRIUS XM distributes its radios primarily through automakers, retailers and its website. Satellite radio services are also offered to customers of certain rental car companies.

As of December 31, 2018, SIRIUS XM had approximately 34.0 million subscribers of which approximately 28.9 million were self-pay subscribers and approximately 5.1 million were paid promotional subscribers. These subscriber totals include subscribers under regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to SIRIUS XM’s streaming services who do not also have satellite radio subscriptions; and certain subscribers to SIRIUS XM’s weather, traffic and data services who do not also have satellite radio subscriptions. Subscribers and subscription related revenue and expenses associated with the SIRIUS XM Canada service, which had approximately 2.6 million subscribers as of December 31, 2018, and SIRIUS XM’s connected vehicle services are not included in SIRIUS XM’s subscriber count or subscriber-based operating metrics.

SIRIUS XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. SIRIUS XM offers discounts for prepaid subscription plans, as well as a multiple subscription discount. SIRIUS XM also derives revenue from certain fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories and other ancillary services, such as weather, data and traffic services. SIRIUS XM provides traffic services to approximately 8.6 million vehicles.

We acquired a controlling interest in SIRIUS XM on January 18, 2013 and applied purchase accounting and consolidated the results of SIRIUS XM from that date. The results presented for SIRIUS XM below include the impacts of acquisition accounting adjustments in all periods presented. Additionally, as of December 31, 2018, there is an approximate 27% noncontrolling interest in SIRIUS XM, and the net earnings of SIRIUS XM attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations. SIRIUS XM is a separate publicly traded company and additional information about SIRIUS XM can be obtained through its website and its public filings, which are not incorporated by reference herein.

SIRIUS XM’s operating results were as follows:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Subscriber revenue	$4,594	4,472	4,194
Other revenue	1,177	953	820
Total revenue	5,771	5,425	5,014
Operating expenses (excluding stock-based compensation included below):
Cost of subscriber services
Revenue share and royalties (excluding legal settlements)	(1,325)	(1,166)	(1,062)
Programming and content	(378)	(361)	(333)
Customer service and billing	(378)	(381)	(383)
Other	(122)	(113)	(139)
Subscriber acquisition costs	(470)	(499)	(513)
Other operating expenses	(106)	(97)	(69)
Selling, general and administrative expenses	(762)	(699)	(662)
Adjusted OIBDA	2,230	2,109	1,853
Legal settlement	(69)	(45)	(46)
Stock-based compensation	(133)	(124)	(109)
Depreciation and amortization	(369)	(352)	(312)
Operating income	$1,659	1,588	1,386

Subscriber revenue includes subscription, activation and other fees. Subscriber revenue increased 3% and 7% for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2018 was primarily attributable to a 5% increase in the daily weighted average number of subscribers, partially offset by the impact of the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments, which established Accounting Standards Codification Topic 606 (“ASC 606”), effective as of January 1, 2018.  The increase for the year ended December 31, 2017 was primarily attributable to a 4% increase in the daily weighted average number of subscribers as well as a 3% increase in SIRIUS XM’s average monthly revenue per subscriber resulting from certain rate increases.

Other revenue includes advertising revenue, equipment revenue, royalty revenue and other ancillary revenue. For the years ended December 31, 2018 and 2017, other revenue increased 24% and 16%, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2018 was primarily driven by higher U.S. music royalty fee revenue due to a higher rate and an increase in the number of subscribers and higher revenue generated from SIRIUS XM’s connected vehicle services and SIRIUS XM Canada. In addition, equipment revenue increased due to additional royalty revenue due to SIRIUS XM’s transition to a new generation of chipsets. The prior year increase was driven by higher revenue from Sirius XM Canada due to the new Services Agreement and Advisory Services Agreement entered into in the second quarter of 2017, additional revenue from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate and higher revenue generated from SIRIUS XM’s connected vehicle services. Equipment revenue increased during the prior year driven by royalty revenue on certain satellite radio components starting in the second quarter of 2016 due to SIRIUS XM’s transition to a new generation of chipsets and revenue from the sales of connected vehicle devices since the acquisition of Automatic, partially offset by lower revenue generated through satellite radio sales to distributors and consumers and lower OEM production. Advertising revenue increased during both periods due to a greater number of advertising spots sold and transmitted along with increased rates charged per spot.

Cost of subscriber services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties (excluding legal settlements) includes distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share. Revenue share and royalties increased 14% and 10% during 2018 and 2017, respectively, as compared to the prior year periods. The increases during both years were primarily due to greater revenue subject to royalty and revenue sharing agreements and increases in the statutory royalty rate for the performance of sound recordings. During the second quarter of 2018, SIRIUS XM recorded a $69 million charge related to the legal settlement that resolved all outstanding claims, including ongoing audits, under SIRIUS XM’s statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. During the fourth quarters of 2017 and 2016, SIRIUS XM recorded $45 and $46 million, respectively, related to music royalty legal settlements and reserves. These expenses are included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, respectively, but have been excluded from Adjusted OIBDA for the corresponding periods as these expenses were not incurred as a part of SIRIUS XM’s normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 5% and 8% during 2018 and 2017, respectively, as compared to the corresponding prior years. The increase for the year ended December 31, 2018 was driven primarily by increased personnel-related costs and higher music licensing costs. The prior year increase was due to the addition of video content rights, the payment for which started during the third quarter of 2016, as well as increased talent and personnel related costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense. Customer service and billing expense decreased 1% and 1% during 2018 and 2017, respectively, as compared to the corresponding prior years. The current year decrease was primarily driven by lower call center costs due to lower agent rates, increased customer self-service resulting in lower contact rates and improved non-pay process driving lower bad debt expense, partially offset by increased transaction fees from a larger subscriber base and personnel-related costs. The prior year decrease was primarily due to a decline in call center agent rates and contact rates, partially offset by increased transaction fees based on a higher subscriber base.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of subscriber services increased 8% and decreased 19% during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The current year increase was primarily driven by higher wireless costs associated with SIRIUS XM’s connected vehicle services and higher streaming costs, partially offset by lower direct satellite radio sales to consumers. The prior year decrease was driven by lower wireless costs associated with SIRIUS XM’s connected vehicle services, a reduction in terrestrial repeater costs as a result of the elimination of duplicative repeater sites, and lower sales to distributors and consumers, partially offset by increased streaming costs and the incremental costs associated with the sale of connected vehicle devices since the acquisition of Automatic.

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. For the years ended December 31, 2018 and 2017, subscriber acquisition costs decreased 6% and 3%, respectively, as compared to the corresponding periods in the prior year. The decreases for both years were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets and decreases in satellite radio installations.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the years ended December 31, 2018 and 2017, other operating expense increased 9% and 41%, respectively, as compared to the corresponding periods in the prior year. The current year increase was driven by the continued development of SIRIUS XM’s streaming product and connected vehicle services. The prior year increase was driven by the development of SIRIUS XM’s connected vehicle services and additional costs associated with the development of SIRIUS XM’s audio and video streaming products.

Selling, general and administrative expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; compensation and related personnel costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense increased 9% and 6% for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increases for both years were due to additional subscriber communications, retention programs and acquisition campaigns as well as higher personnel-related costs. Additional increases during the year ended December 31, 2018 were driven by higher information technology costs, a one-time charge for sales and use taxes and expenses associated with the Pandora acquisition. The increases during the year ended December 31, 2017 were partially offset by the timing of certain OEM marketing campaigns, lower legal costs, litigation reserves and consulting costs.

Stock-based compensation increased 7% and 14% during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding periods in the prior year. During the year ended December 31, 2018, SIRIUS XM recorded a one-time benefit to stock-based compensation expense as a result of the adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This benefit was more than offset by an increase in stock-based compensation expense due to an increase in the number of awards granted. The increase in the prior year is primarily due to an increase in the number of awards granted.

Depreciation and amortization increased 5% and 13% during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding periods in the prior year. The increase in the current year is driven by an increase in amortization expenses related to capitalized software additions and an increase in depreciation expense due to additional assets placed in-service. The increase in the prior year was driven by the acceleration of amortization related to a shorter useful life of certain software as well as additional assets placed in-service.

Formula One Group

Formula 1. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with various Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Liberty acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date. Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016, which was accounted for as a cost method investment. Although Formula 1’s results are only included in Liberty’s results since January 23, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of Formula 1 for the full years ended December 31, 2017 and 2016, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The pro forma adjustments have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Formula 1 had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2018	2017	2016
	(actual)	(pro forma)	(pro forma)
	amounts in millions
Primary Formula 1 revenue	$1,487	1,483	1,502
Other Formula 1 revenue	340	301	294
Total Formula 1 revenue	1,827	1,784	1,796
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(1,273)	(1,221)	(1,256)
Selling, general and administrative expenses	(154)	(125)	(90)
Adjusted OIBDA	400	438	450
Stock-based compensation	(16)	(24)	—
Depreciation and amortization	(452)	(451)	(403)
Operating income (loss)	$(68)	(37)	47

Primary Formula 1 revenue is derived from the commercial exploitation and development of the World Championship through a combination of race promotion fees (earned from granting the rights to host, stage and promote each Event on the World Championship calendar), broadcasting fees (earned from licensing the right to broadcast Events on television and other platforms, including the internet) and advertising and sponsorship fees (earned from the sale of World Championship and Event-related advertising and sponsorship rights).

The World Championship calendar consisted of 21 Events, 20 Events and 21 Events during the years ended December 31, 2018, 2017 and 2016, respectively.

Primary Formula 1 revenue increased $4 million and decreased $19 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding periods in the prior year.

The increase for the year ended December 31, 2018 was driven by an increase in race promotion fees due to contractual increases in fees for certain Events and increased economics from contractual arrangements at one Event (which was fully offset by a decrease in advertising and sponsorship revenue, as discussed below). In addition, broadcasting revenue increased during the current period as compared to the corresponding period in the prior year due to the favorable impact of foreign currency exchange rates used to translate Great Britain Pound and Euro-denominated contracts into U.S. Dollars and the impact of certain contractual rate increases, partially offset by the early termination of one contract with a failing broadcast rights holder.  Advertising and sponsorship revenue decreased during the current period as compared to the corresponding period in the prior year due to revised contractual arrangements at one Event and non-renewal of another small sponsorship arrangement, partially offset by revenue from new contracts and increases in existing contracts.

The prior year decrease was due to one less Event during 2017 compared to 2016 and legacy contractual terms of one Event, which provided a one time significant decrease in race promotion fees after the 2016 season through the remaining term of that contract. These decreases in race promotion revenue were partially offset by the impact of other contractual increases. Broadcasting revenue increased during the year ended December 31, 2017 as compared to the same period in the prior year due to the impact of certain contractual rate increases, partially offset by the net adverse impact of weaker prevailing foreign currency exchange rates used to translate a small number of fees that were not denominated in U.S. Dollars. Advertising and sponsorship revenue increased during the year ended December 31, 2017 as compared to the corresponding period in the prior year due to increased fees and growth in certain arrangements, partially offset by the non-renewal of two arrangements.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to administering the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the F2 and GP3 series (the latter of which will be replaced in 2019 by the F3 series) or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations.

Other Formula 1 revenue increased $39 million and $7 million during the years ended December 31, 2018 and 2017, respectively, as compared to pro forma Other Formula 1 revenue in the corresponding periods in the prior year. The increase in the current year was primarily attributable increases in revenue from the sale of the new F2 chassis, engine and other components to the series’ competing teams due to 2018 being the first year of the F2 vehicle cycle, higher logistical and travel services revenue, higher digital media and television production related revenue and increased revenue from hospitality and various fan engagement and other event based activities.

The increase during the year ended December 31, 2017 as compared to the corresponding period in the prior year was primarily attributable to higher logistics and digital media revenue, contributions from broadcasting in Ultra High Definition and higher hospitality revenue, partially offset by lower spend by GP3 series’ competing teams during 2017 due to it being the second year of the GP3 vehicle cycle.

	Years ended December 31,
	2018	2017	2016
	(actual)	(pro forma)	(pro forma)
	amounts in millions
Team payments	$(913)	(919)	(966)
Other costs of Formula 1 revenue	(360)	(302)	(290)
Cost of Formula 1 revenue	$(1,273)	(1,221)	(1,256)

Cost of Formula 1 revenue increased approximately $52 million and decreased $35 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding periods in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments decreased by $6 million and $47 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding periods in the prior year. The decreases were attributable to reductions in the variable elements of the Prize Fund which are calculated based on Formula 1’s revenue and costs.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, F2 and GP3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs of Formula 1 revenue increased $58 million and $12 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding periods in the prior year. The current year increase is primarily due to increased technical, logistics and travel, hospitality and Formula 2 and GP3 costs associated with the changes in the World Championship calendar, increased costs associated with sale of the new Formula 2 chassis and components to the competing Formula 2 teams during the first season of the latest three year Formula 2 cycle, costs associated with increased fan engagement activities, technical and digital media development and delivery and higher freight and hospitality costs. The prior year increase is due to increasing fan engagement activities, filming in Ultra High definition and higher freight, digital media and hospitality costs, partially offset by a lower circuit rights’ fee under the contractual arrangements of one Event and the impact of one less Event in the year.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $29 million and $35 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding periods in the prior year. The current year increase was primarily driven by higher marketing and research costs and an increase in bad debt expense. The increases in pro forma selling, general and administrative expense during 2017 were primarily driven by higher personnel, property, marketing and research costs and advisory fees, all due to the acquisition by Liberty of Formula 1, partially offset by an improvement in foreign exchange related gains and lower bad debt expense during the year ended December 31, 2017 as compared to the corresponding prior year period.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management, subsequent to the acquisition of Formula 1 by Liberty.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization was relatively flat during the year ended December 31, 2018 as compared to pro forma depreciation and amortization in the corresponding period in the prior year. Pro forma depreciation and amortization increased $48 million during the year ended December 31, 2017, as compared to the corresponding period in the prior year. The increase was driven by an increase in amortization expense related to intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Group

Braves Holdings. Braves Holdings is our wholly owned subsidiary that indirectly owns and operates the Atlanta Braves Major League Baseball club and six minor league baseball clubs (the Gwinnett Stripers, the Mississippi Braves, the Rome Braves, the Danville Braves, the GCL Braves and the Dominican Summer League). Braves Holdings had exclusive operating rights to Turner Field, the home stadium of the Atlanta Braves, until December 31, 2016 pursuant to an Operating Agreement with the Atlanta Fulton County Recreation Authority. Effective for the 2017 season, the Braves relocated to a new ballpark in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority and offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and are participating in the construction of an adjacent mixed-use development project, which we refer to as the Development Project.

Operating results attributable to the Braves Holdings were as follows.

	Year ended December 31,
	2018	2017	2016
	amounts in millions
Baseball revenue	$404	371	262
Development revenue	38	15	—
Total revenue	442	386	262
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(247)	(281)	(224)
Selling, general and administrative expenses	(101)	(98)	(54)
Adjusted OIBDA	94	7	(16)
Stock-based compensation	(10)	(46)	(9)
Depreciation and amortization	(76)	(67)	(32)
Operating income (loss)	$8	(106)	(57)

Regular season home games	81	81	81
Post season home games	2	—	—

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local and national broadcast rights, licensing and other shared Major League Baseball (“MLB”) revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. For the years ended December 31, 2018 and 2017, revenue increased $56 million and $124 million, respectively, as compared to the corresponding prior years. Baseball revenue per game increased in 2018 due to ticket sales and concession revenue primarily due to increases in attendance driven by team performance, including post season revenue from the 2018 MLB playoffs. Development revenue increased during the year ended December 31, 2018 as compared to the prior year as Braves Holdings had just begun renting the mixed-use facilities in 2017. The increase in 2017 as compared to 2016 was primarily due to the move to the new stadium which increased the number of tickets sold, the average ticket price and concession revenue. Additionally, the new mixed-use development added revenue that Braves Holdings did not have in the previous year.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the years ended December 31, 2018 and 2017, other operating expenses decreased $34 million and increased $57 million, respectively, as compared to the corresponding prior years. The decrease in 2018 as compared to 2017 was driven by lower player salaries. The increase in 2017 as compared to 2016 was driven primarily by increases in player costs and higher concession, parking and security costs associated with the new stadium.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $3 million and $44 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The increase in 2018 as compared to 2017 was primarily driven by higher marketing costs in conjunction with the 2018 MLB playoffs and higher expenses related to the Development Project. The increase in 2017 as compared to 2016 was primarily due to costs incurred with the new stadium and the write-off of certain contractual rights related to international players.

Stock-based compensation decreased $36 million and increased $37 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The decrease in 2018 as compared to 2017 is due to vesting of outstanding awards in 2017, the start of a new plan period in 2018 and decreases in the fair value of the underlying awards. The increase in 2017 as compared to 2016 is due to an increase in the value of Braves Holdings and vesting of outstanding awards.

Depreciation and amortization increased $9 million and $35 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The increase in 2018 as compared to 2017 is due to an increase in depreciation related to the stadium, which was placed into service on March 21, 2017, partially offset by lower amortization expense related to international player contracts. The increase during 2017 as compared to 2016 is due to an increase in depreciation related to the stadium and an increase in property and equipment to support the Development Project.

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

As of December 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$1,039	4.8%	$6,905	5.0%
Braves Group	$154	5.0%	$340	3.6%
Formula One Group	$407	4.8%	$4,576	3.3%

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

At December 31, 2018, the fair value of our marketable debt and equity securities was $1,195 million. Had the market price of such securities been 10% lower at December 31, 2018, the aggregate value of such securities would have been $120 million lower. Additionally, our stock in Live Nation (an equity method affiliate) is a publicly traded security which is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II‑32. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II‑29 for Management’s Report on Internal Control Over Financial Reporting.

See page II‑30 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company’s management believes that, as of December 31, 2018, its internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10‑K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page II‑30 of this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2018, and related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Also as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2016 due to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

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

Denver, Colorado
February 28, 2019

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$358	1,029
Trade and other receivables, net	364	358
Other current assets	360	356
Total current assets	1,082	1,743
Investments in debt and equity securities (note 7)	1,278	1,114
Investments in affiliates, accounted for using the equity method (note 8)	1,641	1,750

Property and equipment, at cost	3,765	3,596
Accumulated depreciation	(1,296)	(1,055)
	2,469	2,541

Intangible assets not subject to amortization (note 9)
Goodwill	18,386	18,383
FCC licenses	8,600	8,600
Other	1,074	1,074
	28,060	28,057
Intangible assets subject to amortization, net (note 9)	5,715	6,192
Other assets	583	599
Total assets	$40,828	41,996

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,116	1,250
Current portion of debt (note 10)	17	768
Deferred revenue	2,079	1,941
Other current liabilities	32	20
Total current liabilities	3,244	3,979
Long-term debt, including $2,487 million and $2,115 million measured at fair value, respectively (note 10)	13,371	13,186
Deferred income tax liabilities (note 11)	1,651	1,478
Other liabilities	864	779
Total liabilities	$19,130	19,422

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2018 and 2017

	2018	2017
	amounts in millions
Stockholders' equity (notes 12,14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2018; issued and outstanding 102,809,736 shares at December 31, 2018 and 102,701,972 shares at December 31, 2017 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2018; issued and outstanding 10,244,591 shares at December 31, 2018 and 10,243,259 shares at December 31, 2017 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2018; issued and outstanding 25,675,346 shares at December 31, 2018 and 25,649,611 shares at December 31, 2017 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2018; issued and outstanding 9,821,531 shares at December 31, 2018 and December 31, 2017 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2018; issued and outstanding 981,860 shares at December 31, 2018 and December 31, 2017 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2018; issued and outstanding 2,453,485 shares at December 31, 2018 and 2,454,448 shares at December 31, 2017 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2018; issued and outstanding 213,130,922 shares at December 31, 2018 and 223,588,953 shares at December 31, 2017 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2018; issued and outstanding 39,740,215 shares at December 31, 2018 and 39,723,440 shares at December 31, 2017 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2018; issued and outstanding 202,887,872 shares at December 31, 2018 and 202,720,588 shares at December 31, 2017 (note 2)	2	2
Additional paid-in capital	2,984	3,892
Accumulated other comprehensive earnings (loss), net of taxes	(38)	(35)
Retained earnings	13,644	13,081
Total stockholders' equity	16,595	16,943
Noncontrolling interests in equity of subsidiaries	5,103	5,631
Total equity	21,698	22,574
Commitments and contingencies (note 17)
Total liabilities and equity	$40,828	41,996

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2018, 2017 and 2016

	2018		2017	2016
	amounts in millions
Revenue:
Subscriber revenue		$4,594	4,473	4,194
Formula 1 revenue		1,827	1,783	—
Other revenue		1,619	1,338	1,082
Total revenue		8,040	7,594	5,276
Operating costs and expenses, including stock-based compensation (note 3):
Cost of subscriber services (exclusive of depreciation shown separately below):
Revenue share and royalties		1,394	1,210	1,109
Programming and content		406	388	354
Customer service and billing		382	385	387
Other		126	119	144
Cost of Formula 1 revenue		1,273	1,219	—
Subscriber acquisition costs		470	499	513
Other operating expenses		370	394	306
Selling, general and administrative		1,203	1,162	886
Legal settlement, net (note 17)		—	—	(511)
Depreciation and amortization		905	824	354
		6,529	6,200	3,542
Operating income (loss)		1,511	1,394	1,734
Other income (expense):
Interest expense		(606)	(591)	(362)
Share of earnings (losses) of affiliates, net (note 8)		18	104	14
Realized and unrealized gains (losses) on financial instruments, net (note 6)		40	(88)	37
Other, net		78	8	(4)
		(470)	(567)	(315)
Earnings (loss) before income taxes		1,041	827	1,419
Income tax (expense) benefit (note 11)		(176)	1,063	(495)
Net earnings (loss)		865	1,890	924
Less net earnings (loss) attributable to the noncontrolling interests		334	536	244
Net earnings (loss) attributable to Liberty stockholders		$531	1,354	680

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty Media Corporation common stock	$	NA	NA	377
Liberty SiriusXM common stock		676	1,124	297
Liberty Braves common stock		5	(25)	(30)
Liberty Formula One common stock		(150)	255	36
		$531	1,354	680

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty Media Corporation common stock	NA	NA	1.13
Series A, B and C Liberty SiriusXM common stock	2.04	3.35	0.89
Series A, B and C Liberty Braves common stock	0.10	(0.51)	(0.65)
Series A, B and C Liberty Formula One common stock	(0.65)	1.23	0.43
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty Media Corporation common stock	NA	NA	1.12
Series A, B and C Liberty SiriusXM common stock	2.01	3.31	0.88
Series A, B and C Liberty Braves common stock	0.10	(0.51)	(0.65)
Series A, B and C Liberty Formula One common stock	(0.65)	1.21	0.42

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2018, 2017 and 2016

	2018		2017	2016
	amounts in millions
Net earnings (loss)		$865	1,890	924
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments		(34)	24	4
Unrealized holding gains (losses) arising during the period		(3)	(3)	—
Credit risk on fair value debt instruments gains (losses)		32	—	—
Share of other comprehensive earnings (loss) of equity affiliates		(10)	14	(14)
Other comprehensive earnings (loss)		(15)	35	(10)
Comprehensive earnings (loss)		850	1,925	914
Less comprehensive earnings (loss) attributable to the noncontrolling interests		324	544	245
Comprehensive earnings (loss) attributable to Liberty stockholders		$526	1,381	669
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Media Corporation common stock	$	NA	NA	382
Liberty SiriusXM common stock		663	1,142	295
Liberty Braves common stock		2	(28)	(30)
Liberty Formula One common stock		(139)	267	22
		$526	1,381	669

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	amounts in millions
	(see note 5)
Cash flows from operating activities:
Net earnings (loss)	$865	1,890	924
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	905	824	354
Stock-based compensation	192	230	150
Share of (earnings) loss of affiliates, net	(18)	(104)	(14)
Realized and unrealized (gains) losses on financial instruments, net	(40)	88	(37)
Noncash interest expense	(1)	16	11
Losses (gains) on dilution of investment in affiliate	1	(3)	—
Loss on early extinguishment of debt	1	48	24
Deferred income tax expense (benefit)	167	(1,064)	427
Other charges (credits), net	(17)	4	30
Changes in operating assets and liabilities
Current and other assets	(31)	50	25
Payables and other liabilities	132	(247)	277
Net cash provided (used) by operating activities	2,156	1,732	2,171
Cash flows from investing activities:
Cash proceeds from dispositions of investments	399	21	62
Net cash paid for the acquisition of Formula 1	—	(1,647)	—
Investments in equity method affiliates and debt and equity securities	(414)	(862)	(784)
Repayment of loans and other cash receipts from equity method affiliates and debt and equity securities	14	—	48
Capital expended for property and equipment	(403)	(517)	(568)
Purchases of short term investments and other marketable securities	—	—	(258)
Sales of short term investments and other marketable securities	—	—	273
Other investing activities, net	34	(132)	(37)
Net cash provided (used) by investing activities	(370)	(3,137)	(1,264)
Cash flows from financing activities:
Borrowings of debt	3,617	6,697	2,745
Repayments of debt	(4,057)	(5,107)	(1,749)
Proceeds from issuance of Series C Liberty Formula One common stock	—	1,938	—
Series C Liberty SiriusXM common stock repurchases	(466)	—	—
Subsidiary shares repurchased by subsidiary	(1,314)	(1,409)	(1,674)
Proceeds from Liberty Braves common stock rights offering	—	—	203
Cash dividends paid by subsidiary	(59)	(60)	(16)
Taxes paid in lieu of shares issued for stock-based compensation	(130)	(135)	(58)
Other financing activities, net	29	(48)	3
Net cash provided (used) by financing activities	(2,380)	1,876	(546)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1)	4	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(595)	475	361
Cash, cash equivalents and restricted cash at beginning of period	1,047	572	211
Cash, cash equivalents and restricted cash at end of period	$452	1,047	572

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2018, 2017 and 2016

	Stockholders' equity
															Accumulated		Noncontrolling
		Common Stock												Additional	other		interest in
	Preferred	Liberty Media Corporation			Liberty Sirius XM			Liberty Braves			Liberty Formula One			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	$1	$—	$2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(51)	$10,981	$7,198	$18,131
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	680	244	924
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11)	—	1	(10)
Recapitalization of tracking stock groups	—	(1)	—	(2)	1	—	2	—	—	—	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	96	—	—	35	131
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	—	—	—	(58)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	7	—	—	—	7
Common stock issued pursuant to the Series C Liberty Braves common stock rights offering	—	—	—	—	—	—	—	—	—	—	—	—	—	203	—	—	—	203
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(130)	—	—	(1,544)	(1,674)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(28)	—	—	28	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	15
Cumulative adjustment for change in accounting principle (note 3)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	66	(1)	65
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Balance at December 31, 2016	—	—	—	—	1	—	2	—	—	—	—	—	1	87	(62)	11,727	5,960	17,716
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,354	536	1,890
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	27	—	8	35
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	129	—	—	35	164
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	—	—	—	(135)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	13	—	—	—	13
Shares issued in private placement transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	1,938	—	—	—	1,938
Shares issued as consideration in acquisition of Formula 1 (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	1	1,616	—	—	—	1,617
Initial recognition of conversion option on Delta Topco Exchangeable Notes (note 5)	—	—	—	—	—	—	—	—	—	—	—	—	—	173	—	—	—	173
Shares issued in exchange for Delta Topco Exchangeable Notes (note 10)	—	—	—	—	—	—	—	—	—	—	—	—	—	352	—	—	—	352
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(369)	—	—	(1,034)	(1,403)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	186	179
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(60)	(60)
Noncontrolling interest activity of equity affiliates	—	—	—	—	—	—	—	—	—	—	—	—	—	31	—	—	—	31
Shares issued for subsidiary incentive plan	—	—	—	—	—	—	—	—	—	—	—	—	—	64	—	—	—	64
Balance at December 31, 2017	—	—	—	—	1	—	2	—	—	—	—	—	2	3,892	(35)	13,081	5,631	22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	531	334	865
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(10)	(15)
Cumulative adjustment for change in accounting principle (note 3)	—	—	—	—	—	—	—	—	—	—	—	—	—	22	2	36	12	72
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	153	—	—	39	192
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(130)	—	—	—	(130)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	—	—	5
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(466)	—	—	—	(466)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(416)	—	—	(881)	(1,297)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(65)	—	—	65	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(59)	(59)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)	(18)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Noncontrolling interest activity of equity affiliates	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Balance at December 31, 2018	$—	$—	$—	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$2,984	$(38)	$13,644	$5,103	$21,698

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

In January 2013, Starz (which was renamed Starz Acquisition, LLC in connection with its acquisition by Lions Gate Entertainment Corp. and was formerly known as Liberty Media Corporation) spun-off (the “Starz Spin-Off”) its then-former wholly-owned subsidiary, which, at the time of the Starz Spin-Off, held all of the businesses, assets and liabilities of Starz not associated with Starz, LLC (with the exception of the Starz, LLC office building). The transaction was effected as a pro-rata dividend of shares of Liberty to the stockholders of Starz.

Also in January 2013, Liberty obtained a controlling interest and began consolidating SIRIUS XM. SIRIUS XM, since the date of our investment, has repurchased approximately 2.5 billion SIRIUS XM shares for approximately $9.4 billion. Liberty continues to maintain a controlling interest in SIRIUS XM following the completion of the share repurchases. As of December 31, 2018, we owned approximately 73% of the outstanding equity interest in SIRIUS XM. On February 1, 2019, SIRIUS XM issued shares of SIRIUS XM Common Stock in conjunction with its acquisition of Pandora Media, Inc. (“Pandora”), which reduced our economic ownership in SIRIUS XM to approximately 67% as of such date. See note 7 for more information regarding the acquisition of Pandora.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

During August 2014, Liberty Interactive completed the distribution of Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”) (the “TripAdvisor Spin-Off”). During July 2016, Liberty Interactive completed the spin-off of CommerceHub, Inc. (“CommerceHub”) (the “CommerceHub Spin-Off”). During November 2016, Liberty Interactive completed the split-off of Liberty Expedia Holdings, Inc. (“Expedia Holdings”) (the “Expedia Holdings Split-Off”). During March 2018, Liberty Interactive completed the split-off of GCI Liberty, Inc. (“GCI Liberty”) (the “GCI Liberty Split-Off”) and Liberty Interactive was subsequently renamed Qurate Retail, Inc. (“Qurate Retail”). Following these transactions, each of these companies operates (or in the case of Starz and CommerceHub, prior to their respective acquisitions, operated) as separate publicly traded companies, none of which has (or, in the case of Starz and CommerceHub, had) any stock ownership, beneficial or otherwise, in the other (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). In connection with the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off, Broadband Spin-Off, CommerceHub Spin-Off, Expedia Holdings Split-Off and GCI Liberty Split-Off, Liberty entered into certain agreements with Qurate Retail, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub,  Expedia Holdings and GCI Liberty, respectively, in order to govern ongoing relationships between the companies and to provide for an orderly transition. As a result, these entities are considered related parties of the Company for accounting purposes through the dates of the respective transactions. These agreements include Reorganization Agreements (in the case of Qurate Retail, Starz and Liberty Broadband only), Services Agreements (which, in Starz’s case terminated in April 2017, and in CommerceHub’s case, terminated in August 2018), Facilities Sharing Agreements (excluding Starz and CommerceHub), a Lease Agreement (in the case of the Starz Spin-Off only) and with respect to Starz and Liberty Broadband, Tax Sharing Agreements. The Reorganization, Services and Facilities Sharing Agreements entered into with Liberty Interactive were assigned from Starz to Liberty in connection with the Starz Spin-Off.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings and GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings and GCI Liberty reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of Qurate Retail, Qurate Retail’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings and GCI Liberty reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, Expedia Holdings and GCI Liberty at Liberty’s corporate headquarters. Under these various agreements, approximately $30 million, $24 million and $21 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2018, 2017 and 2016, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index. The Lease Agreement expires on December 31, 2023 and contains an extension option.

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

December 31, 2018, 2017 and 2016

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

In addition, following the creation of the new tracking stocks, Liberty distributed to holders of its Liberty Braves common stock subscription rights to acquire shares of Series C Liberty Braves common stock in order to raise capital to repay an intergroup note and for working capital purposes. In the rights distribution, Liberty distributed 0.47 of a Series C Liberty Braves subscription right for each share of Series A, Series B or Series C Liberty Braves common stock held as of 5:00 p.m., New York City time, on May 16, 2016. Fractional Series C Liberty Braves subscription rights were rounded up to the nearest whole right. Each whole Series C Liberty Braves subscription right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of Liberty’s Series C Liberty Braves common stock at a subscription price of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

$12.80, which was equal to an approximate 20% discount to the trading day volume weighted average trading price of Series C Liberty Braves common stock for the 18-day trading period ending on May 11, 2016. Each Series C Liberty Braves subscription right also entitled the holder to subscribe for additional shares of Series C Liberty Braves common stock that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering commenced on May 18, 2016, which was also the ex-dividend date for the distribution of the Series C Liberty Braves subscription rights. The rights offering expired at 5:00 p.m. New York City time, on June 16, 2016 and was fully subscribed with 15,833,634 shares of Series C Liberty Braves common stock issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. Approximately $150 million of the proceeds from the rights offering were used to repay the outstanding balance on an intergroup note and accrued interest to Liberty. The remaining proceeds were used for development costs attributed to the Braves Group. In September 2016, the IRS completed its review of the distribution of the Series C Liberty Braves subscription rights and notified Liberty that it agreed with the nontaxable characterization of the distribution.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. Liberty attributed to the Liberty SiriusXM Group its subsidiary SIRIUS XM, corporate cash, investments in debt securities, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. On February 1, 2019, SIRIUS XM acquired Pandora. See note 7 for more information regarding the acquisition of Pandora. As of December 31, 2018, the Liberty SiriusXM Group has cash and cash equivalents of approximately $91 million, which includes $54 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. Liberty attributed to the Braves Group its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. The Formula One Group holds an intergroup interest in the Braves Group. As of December 31, 2018, the Braves Group has cash and cash equivalents of approximately $107 million, which includes $40 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. Liberty attributed to the Formula One Group all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As of December 31, 2018, the Formula One Group has cash and cash equivalents of approximately $160 million, which includes $30 million of subsidiary cash.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2018. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Company’s board of directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the cancellation of the outstanding interest, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $20 million and $12 million at December 31, 2018 and 2017, respectively. Activity in the year ended December 31, 2018 included an increase of $68 million of bad debt charged to expense and $60 million of write-offs. Activity in the year ended December 31, 2017 included an increase of $57 million of bad debt charged to expense and $55 million of write-offs. Activity in the year ended December 31, 2016 included an increase of $56 million of bad debt charged to expense and $53 million of write-offs.

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. The total value of marketable debt and equity securities aggregated $1,195 million and $1,047 million as of December 31, 2018 and 2017, respectively.

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

The Company continually reviews its equity investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12-month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company’s assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

The Company performs a qualitative assessment for equity securities without readily determinable fair values each reporting period to determine whether the security could be impaired. If the qualitative assessment indicates that an impairment could exist, we estimate the fair value of the investments, and, to the extent the security’s fair value is less than its carrying value, an impairment is recorded in the consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2018	December 31, 2017
		amounts in millions
Land	NA	$183	217
Buildings and improvements	10 - 40 years	905	974
Support equipment	3 - 20 years	553	514
Satellite system	15 years	1,679	1,676
Construction in progress	NA	445	215
Total property and equipment		$3,765	3,596

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $251 million, $230 million and $186 million, respectively.

A portion of the interest on funds borrowed to finance the construction of the Braves ballpark and mixed-use development as well as the launch of SIRIUS XM’s satellites and launch vehicles is capitalized. Capitalized interest is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2018 and 2017 was approximately  $12 million and $10 million, respectively, which related to the construction of SIRIUS XM’s satellites during the year ended December 31, 2018 and construction of the Braves ballpark and mixed-use development and SIRIUS XM’s satellites during the year ended December 31, 2017.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

assets with indefinite useful lives (collectively, “indefinite lived intangible assets”) are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity no longer performs a hypothetical purchase price allocation to measure goodwill impairment. Instead, a goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit. The Company early adopted this guidance during the fourth quarter of 2017.

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

December 31, 2018, 2017 and 2016

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

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”). The Company adopted the new guidance, which established Accounting Standards Codification Topic 606 (“ASC 606” or the “new revenue standard”), effective January 1, 2018 under the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605.

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

December 31, 2018, 2017 and 2016

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

In accordance with the new revenue standard requirements, the following table illustrates the impact on our reported results in the consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than previously discussed, upon the adoption of the revenue standard on January 1, 2018, there were no additional material adjustments to our consolidated balance sheet as of December 31, 2018.

	Year ended December 31, 2018
			Balances without
		Impact of	adoption of
	As reported	ASC 606	ASC 606
	in millions
Revenue:
Subscriber revenue	$4,594	95	4,689
Other revenue	$1,619	(2)	1,617

Costs of subscriber services:
Revenue share and royalties	$1,394	88	1,482
Subscriber acquisition costs	$470	4	474
Selling, general and administrative	$1,203	(1)	1,202
Income tax (expense) benefit	$(176)	(1)	(177)

Net earnings (loss)	$865	1	866

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the contract liability balance for SIRIUS XM during the year ended December 31, 2018 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings was approximately $59 million and $154 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

As the majority of SIRIUS XM contracts are one year or less, SIRIUS XM utilized the optional exemption under ASC 606 and has not disclosed information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2018, less than ten percent of the SIRIUS XM total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as SIRIUS XM’s services are provided.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,905 million in 2019,  $1,779 million in 2020, $4,603 million in 2021 through 2026, and $449 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

Below is a summary of the impacts of the new revenue standard on SIRIUS XM, Formula 1 and Braves Holdings.

SIRIUS XM

The following table disaggregates SIRIUS XM’s revenue by source:

Year ended December 31, 2018
in millions
Subscriber	$4,594
Advertising	188
Equipment	155
Music Royalty and Other	834
Total SIRIUS XM revenue	$5,771

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

December 31, 2018, 2017 and 2016
liabilities. For new paid-trials, the net amount of the paid trial will be recorded as deferred revenue and the portion of revenue share will be recorded to accounts payable and accrued liabilities.

Activation fees were previously recognized over the expected subscriber life using the straight-line method. Under the new guidance, activation fees have been recognized over a one month period from activation as the activation fees are non-refundable and they do not convey a material right. Loyalty payments to major automakers (“OEMs”) were previously expensed when incurred as subscriber acquisition costs. Under the new guidance, these costs have been capitalized in other current assets as costs to obtain a contract and these costs will be amortized to subscriber acquisition costs over an average self-pay subscriber life of that OEM. These changes do not have a material impact to the consolidated financial statements.

The following is a description of the principal activities from which SIRIUS XM generates its revenue - including from self-pay and paid promotional subscribers, advertising, and sales of equipment.

Subscriber revenue. Subscriber revenue consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as SIRIUS XM’s subscription services are continuously transmitted and can be consumed by customers at any time. Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to SIRIUS XM’s service. In certain cases, the subscription fees for these consumers are prepaid by the applicable automaker. Prepaid subscription fees received from automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale. Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer. There is no revenue recognized for unpaid trial subscriptions. In some cases, SIRIUS XM pays a loyalty fee to the OEM when it receives a certain amount of payments from self-pay customers acquired from that OEM. These fees are considered incremental costs to obtain a contract and are therefore recognized as an asset and amortized to Subscriber acquisition costs over an average subscriber life. Revenue share and loyalty fees paid to an OEM offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.

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

Music Royalty and Other revenue. Music royalty and other revenue primarily consists of U.S. music royalty fees ("MRF") collected from subscribers. The related costs SIRIUS XM incurs for the right to broadcast music and other programming are recorded as revenue share and royalties expense. Fees received from subscribers for the MRF are

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

recorded as deferred revenue and amortized to revenue ratably over the service period as the royalties relate to the subscription services which are continuously delivered to SIRIUS XM’s customers.

SIRIUS XM revenue is reported net of any taxes assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in the consolidated statements of operations.

Formula 1

The following table disaggregates Formula 1’s revenue by source:

Year ended December 31, 2018
in millions
Primary	$1,487
Other	340
Total Formula 1 revenue	$1,827

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

Primary revenue. Formula 1 holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. Primary revenue derived from the commercial exploitation of the World Championship is (i) recognized on an event by event basis for those performance obligations associated with a specific event based on the fees within the underlying contractual arrangement and (ii) recognized over time for those performance obligations associated with a period of time that is greater than a single specific event (for example, over the entire race season or calendar year) based on the fees within the underlying contractual arrangement.

Other revenue. Formula 1 earns other revenue from miscellaneous and ancillary sources, primarily related to administering the shipment of cars and equipment to and from the events outside of Europe and revenue from the sale of tickets to the Formula One Paddock Club event-based hospitality at certain of the motor races. To the extent such revenue relates to services provided or rights associated with a specific event, the revenue is recognized upon occurrence of the related event and to the extent such revenue relates to services provided or rights over a longer period of time, the revenue is recognized over time.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

Year ended December 31, 2018
in millions
Baseball	$404
Development	38
Total Braves Holdings revenue	$442

The new revenue standard primarily impacted Braves Holdings revenue recognition related to broadcast rights revenue. Under the old revenue standard, Braves Holdings recognized revenue from its broadcast rights arrangements limited to the amounts that were not contingent on the provision of future goods or services, which resulted in revenue recognition approximating the cash received. Upon adoption of the new revenue standard, Braves Holdings is required to estimate the entire transaction price of the contractual arrangements and recognize revenue allocated to each of the performance obligations within the contractual arrangements as those performance obligations are satisfied. Such performance obligations are typically satisfied over time and result in differences between revenue recognized and cash received, dependent on how far into a contractual arrangement Braves Holdings is at any given reporting period. The new revenue standard resulted in an immaterial change in revenue recognized during the year ended December 31, 2018 and an immaterial effect to the consolidated balance sheet as compared to the old revenue standard.

The following is a description of principal activities from which Braves Holdings generates its revenue.

Baseball revenue. Revenue for Braves Holdings ticket sales, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Broadcasting rights are recognized on a per game basis during the baseball season based on the pro rata number of games played to date to the total number of games during the season. Concession and parking revenue are recognized on a per game basis during the baseball season. Major League Baseball (“MLB”) revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB clubs. Sources of MLB revenue include distributions from the MLB Central Fund, distributions from MLB Properties and revenue sharing income, if applicable.

Development revenue. Revenue from Braves Holdings’ minimum rents are recognized on a straight-line basis over the terms of their respective lease agreements. Some retail tenants are required to pay overage rents based on sales over a stated base amount during the lease term. Overage rents are only recognized when each tenant’s sales exceed the applicable sales threshold. Tenants reimburse Braves Holdings for a substantial portion of Braves Holdings operating expenses, including common area maintenance, real estate taxes and property insurance. Braves Holdings accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. Braves Holdings recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Sponsorship revenue is recognized on a straight-line basis over each annual period. Parking revenue is recognized daily based on actual usage.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

December 31, 2018, 2017 and 2016

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Cost of subscriber services:
Programming and content	$28	27	21
Customer service and billing	4	4	4
Other	5	5	5
Other operating expense	17	16	13
Selling, general and administrative	138	178	107
	$192	230	150

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

In June 2018, the FASB issued new accounting guidance which expands the scope of existing accounting guidance for stock-based compensation to include share-based payments made to nonemployees. The new guidance substantially aligns the accounting for payments made to nonemployees and employees. Upon adoption, equity classified share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present and awards will continue to be classified according to existing accounting guidance upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. SIRIUS XM, the Company’s only subsidiary with nonemployee share-based payment arrangements, elected to early adopt this guidance effective July 1, 2018. Upon adoption, the previously liability-classified awards were reclassified to equity. The impact of the adoption of this guidance was a $22 million increase to additional paid-in capital, $3 million decrease in opening retained earnings, $7 million increase in noncontrolling interest in equity of subsidiaries and a decrease of $26 million in accounts payable and accrued liabilities.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB’s simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued new accounting guidance on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, as discussed in note 11, from accumulated other comprehensive income directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The guidance is effective for interim and fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect this new guidance will have a material impact to its consolidated financial statements or related disclosures.

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

December 31, 2018, 2017 and 2016

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

Series A, Series B and Series C Liberty Media Corporation Common Stock

The basic and diluted EPS calculation is based on the following weighted average shares outstanding (“WASO”) of Liberty’s common stock. Excluded from diluted EPS for the periods from January 1, 2016 through the Recapitalization are 23 million potential common shares, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined and discussed in note 10) because their inclusion would be anti-dilutive.

January 1, 2016 through April 15, 2016
number of shares in millions
Basic WASO	335
Potentially dilutive shares	2
Diluted WASO	337

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the years ended December 31, 2018 and 2017 are 22 million and 22 million potentially dilutive shares of Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

	Year ended December 31, 2018	Year ended December 31, 2017	April 18, 2016 through December 31, 2016
	number of shares in millions
Basic WASO	332	336	335
Potentially dilutive shares	4	4	2
Diluted WASO	336	340	337

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the years ended December 31, 2018 and 2017 are 2 million and 2 million potentially dilutive shares of Liberty Braves common stock, respectively, because their inclusion would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	Year ended December 31, 2018	Year ended December 31, 2017 (a)	April 18, 2016 through December 31, 2016 (a)(b)(c)
	number of shares in millions
Basic WASO	51	49	46
Potentially dilutive shares	10	10	9
Diluted WASO	61	59	55

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
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

	Year ended December 31, 2018	Year ended December 31, 2017 (a)	April 18, 2016 through December 31, 2016 (a)
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$5	(25)	(30)
Unrealized (gain) loss on the intergroup interest	24	15	27
Diluted earnings (loss) attributable to Liberty Braves shareholders	$29	(10)	(3)

(a)

Unrealized gains on the intergroup interest are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the gain would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the years ended December 31, 2018 and 2017 are 8 million and 5 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Year ended December 31, 2018 (a)	Year ended December 31, 2017	April 18, 2016 through December 31, 2016
	number of shares in millions
Basic WASO	231	207	84
Potentially dilutive shares	1	4	1
Diluted WASO	232	211	85

(a)

Unrealized gains on the intergroup interest are excluded from the computation of diluted EPS during periods in which net losses attributable to the Formula One Group are reported since the gain would be antidilutive.

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

December 31, 2018, 2017 and 2016

of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

SIRIUS XM’s leases consist of repeater leases, facility leases and equipment leases. SIRIUS XM expects the adoption of the new guidance will result in the recognition of right-of-use assets of approximately $360 million and lease liabilities of approximately $370 million in its consolidated balance sheets for operating leases and will not impact its consolidated statements of operations or debt.

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

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	(484)	—
Intangibles not subject to amortization	3	4,039	—
Intangibles subject to amortization	2	5,499	—
Net liabilities assumed	(3)	(5,035)	—
Deferred tax liabilities	—	(475)	—
Fair value of equity consideration	—	(1,790)	—
Cash paid for acquisitions, net of cash acquired	$2	1,754	—

Stock repurchased by subsidiary not yet settled	$—	17	23

Cash paid for interest, net of amounts capitalized	$586	561	327

Cash paid (received) for income taxes	$(26)	56	69

In November 2016, the FASB issued a new accounting standard which requires that the statement of cash flows include restricted cash and cash equivalents when reconciling beginning and ending cash. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this new guidance effective January 1, 2018. Upon adoption, the Company added restricted cash to the reconciliation of beginning and ending cash and cash equivalents and included a reconciliation of total cash and cash equivalents and restricted cash to the balance sheet for each period presented in the consolidated statements of cash flows. The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Cash and cash equivalents	$358	1,029	562
Restricted cash included in other current assets	70	8	—
Restricted cash included in other assets	24	10	10
Total cash, cash equivalents and restricted cash at end of period	$452	1,047	572

In August 2016, the FASB issued new accounting guidance which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The Company adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its consolidated financial statements.

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

December 31, 2018, 2017 and 2016

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

December 31, 2018, 2017 and 2016

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

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2018			December 31, 2017
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$231	231	—	804	804	—
Debt and equity securities	$1,195	228	967	1,047	467	580
Financial instrument assets	$280	21	259	369	19	350
Debt	$2,487	—	2,487	2,115	—	2,115

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments. In addition, SIRIUS XM’s investment in Pandora is classified as Level 2. See note 7 for information related to the investment in Pandora. The Company notes that these assets are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. The fair value of debt related instruments are based on quoted market prices but not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and equity securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. The financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. Pursuant to the new guidance, for financial liabilities for which the fair value option has been elected, entities are required to present separately in other comprehensive income the portion of the total changes in the fair value of the liability resulting from a change in the instrument-specific credit risk. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. The Company has elected the fair value option for its exchangeable debt. Prior to the adoption of this new guidance, the Company recognized all changes in the fair value of its exchangeable debt in realized and unrealized gains (losses) on financial instruments in the consolidated statements of operations. Upon adoption, the Company recorded an immaterial adjustment to beginning retained earnings to reflect the amount of comprehensive earnings related to the changes in the instrument-specific credit risk related to the Company’s exchangeable debt.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2018	2017	2016

Debt and equity securities	$2	(36)	112
Debt measured at fair value (a)	130	(126)	(113)
Change in fair value of bond hedges (b)	(94)	72	37
Other derivatives	2	2	1
	$40	(88)	37

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

(7)  Investments in Debt and Equity Securities

All investments in marketable debt and equity securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the costs of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Investments in debt and equity securities are summarized as follows:

	December 31, 2018	December 31, 2017
	amounts in millions
Liberty SiriusXM Group
Debt securities
Pandora	$523	480
iHeart (a)	444	100
Total attributed Liberty SiriusXM Group	967	580

Braves Group
Other equity securities	8	8
Total attributed Braves Group	8	8

Formula One Group
Equity Securities
AT&T (b)	174	389
Other	129	137
Total attributed Formula One Group	303	526

Consolidated Liberty	$1,278	1,114

(a)

During the year ended December 31, 2018, the Company purchased $522 million in principal of iHeart Media, Inc. (“iHeart”) bonds for $389 million, resulting in the Company owning an aggregate amount of $660 million in principal of iHeart bonds as of December 31, 2018.

(b)	See note 10 for details regarding the acquisition of Time Warner, Inc. (“Time Warner”) by AT&T Inc. (“AT&T).

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

The investment includes a mandatory redemption feature on any date from and after September 22, 2022 and therefore the financial instrument has been treated as a debt security. As the investment includes a conversion option, SIRIUS XM has elected to account for this investment under the fair value option. Any gains (losses) associated with the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

change in fair value will be recognized in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations. During the years ended December 31, 2018 and 2017, the Company recognized a $28 million unrealized gain and a $17 million unrealized loss, including transaction costs, respectively, on the investment in Pandora.

Pursuant to an Investment Agreement with Pandora, SIRIUS XM has appointed three of its senior executives or members of its Board of Directors to Pandora’s Board of Directors, one of whom serves as the Chairman of Pandora’s Board of Directors.

On February 1, 2019, SIRIUS XM acquired Pandora in an all-stock transaction valued at $2.9 billion. In connection with the acquisition, each outstanding share of Pandora common stock, par value $0.0001 per share, was converted into the right to receive 1.44 shares of SIRIUS XM common stock, par value $0.001 per share. Pandora’s Series A Preferred Stock was cancelled upon completion of the acquisition. This issuance of SIRIUS XM Common Stock in conjunction with the acquisition reduced our economic ownership in SIRIUS XM to approximately 67% as of February 1, 2019. The financial statements of Pandora for the year ended December 31, 2018 are not available and the initial accounting for the acquisition of Pandora has not been completed.

Unrealized Holding Gains and Losses recorded in Accumulated other comprehensive earnings (loss)

There were no unrealized holding gains or losses related to investments in debt and equity securities at December 31, 2018 or 2017.

(8)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2018, and the carrying amount at December 31, 2017:

	December 31, 2018			December 31, 2017
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$613	672
Other			16	—
Total Liberty SiriusXM Group			629	672

Braves Group
Other	NA	NA	92	145
Total Braves Group			92	145

Formula One Group
Live Nation (a)	33%	$3,430	743	756
Other	various	NA	177	177
Total Formula One Group			920	933
Consolidated Liberty			$1,641	1,750

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(a)	See note 10 for details regarding the number and value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of December 31, 2018.

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$(1)	29	13
Other	(10)	—	—
Total Liberty SiriusXM Group	(11)	29	13

Braves Group
Other (a)	12	78	9
Total Braves Group	12	78	9

Formula One Group
Live Nation	3	(18)	(12)
Other	14	15	4
Total Formula One Group	17	(3)	(8)
Consolidated Liberty	$18	104	14

(a)

During the year ended December 31, 2017, an equity method affiliate of Braves Holdings sold a controlling interest in a subsidiary, resulting in Braves Holdings recording its portion of the gain of $69 million.

SIRIUS XM Canada

On May 25, 2017, SIRIUS XM completed a recapitalization of Sirius XM Canada Holdings, Inc. (“SIRIUS XM Canada”), which is now a privately held corporation.

As of December 31, 2018, SIRIUS XM held a 70% equity interest and 33% voting interest in SIRIUS XM Canada, with the remainder of SIRIUS XM Canada’s voting and equity interests held by two shareholders. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM does not have the ability to direct the most significant activities that impact SIRIUS XM Canada’s economic performance. The total consideration from SIRIUS XM to SIRIUS XM Canada, excluding transaction costs, during the year ended December 31, 2017 was $309 million, which included $130 million in cash and SIRIUS XM issued 35 million shares of its common stock with an aggregate value of $179 million to the holders of the shares of SIRIUS XM Canada acquired in the transaction.

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

December 31, 2018, 2017 and 2016

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

SIRIUS XM has approximately $11 million and $10 million in related party current assets as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the related party current asset balance included amounts due under the Service Agreement and Advisory Services Agreement and certain amounts due related to transactions outside of the scope of the new services arrangements. At December 31, 2018 and 2017, SIRIUS XM has approximately $9 million and $10 million in related party liabilities, respectively, related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities in the Company’s consolidated balance sheets. SIRIUS XM recorded approximately $97 million, $87 million and $46 million in revenue for the years ended December 31, 2018, 2017 and 2016, respectively, associated with these various agreements in the Other revenue line in the consolidated statements of operations. SIRIUS XM Canada declared and paid dividends to SIRIUS XM of $2 million, $4 million and $8 million during the years ended December 31, 2018, 2017 and 2016, respectively. These dividends were first recorded as a reduction to SIRIUS XM’s investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

(9)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2017	$14,165	—	180	14,345
Acquisitions (a) (b)	82	3,956	—	4,038
Balance at December 31, 2017	14,247	3,956	180	18,383
Acquisitions	3	—	—	3
Balance at December 31, 2018	$14,250	3,956	180	18,386

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

Other Intangible Assets Not Subject to Amortization

Other intangible assets not subject to amortization, not separately disclosed, are tradenames ($931 million) at December 31, 2018 and 2017 and franchise rights owned by Braves Holdings ($143 million) as of December 31, 2018 and 2017. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. SIRIUS XM’s Federal Communications Commission (“FCC”) licenses are currently scheduled to expire in 2021, 2022 and 2028. Prior to expiration, SIRIUS XM is required to apply for a renewal of its FCC licenses. The renewal and extension

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes SIRIUS XM to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(346)	3,284	3,630	(157)	3,473
Customer relationships	2,684	(795)	1,889	2,684	(501)	2,183
Licensing agreements	351	(182)	169	330	(138)	192
Other	1,012	(639)	373	879	(535)	344
Total	$7,677	(1,962)	5,715	7,523	(1,331)	6,192

The FIA Agreement is amortized over 35 years, customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $654 million, $594 million and $168 million for the years ended December 31, 2018, 2017 and 2016, respectively. Based on its amortizable intangible assets as of December 31, 2018, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2019	$669
2020	$640
2021	$477
2022	$416
2023	$388

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(10)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2018	2018	2017
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	372	—
Margin loans	600	600	750
Subsidiary notes and loans:
SIRIUS XM 3.875% Senior Notes due 2022	1,000	994	992
SIRIUS XM 4.625% Senior Notes due 2023	500	497	497
SIRIUS XM 6% Senior Notes due 2024	1,500	1,490	1,488
SIRIUS XM 5.375% Senior Notes due 2025	1,000	992	991
SIRIUS XM 5.375% Senior Notes due 2026	1,000	991	990
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,487	1,486
SIRIUS XM Senior Secured Revolving Credit Facility	439	439	300
SIRIUS XM leases	5	5	11
Deferred financing costs		(9)	(9)
Total Liberty SiriusXM Group	7,944	7,858	7,496
Braves Group
Subsidiary notes and loans:
Notes and loans	494	494	667
Deferred financing costs		(3)	(5)
Total Braves Group	494	491	662
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	1,062	1,146
1% Cash Convertible Notes due 2023 (1)	450	463	505
2.25% Exchangeable Senior Debentures due 2046 (1)	213	209	464
2.25% Exchangeable Senior Debentures due 2048 (1)	385	381	—
Live Nation Margin Loan	—	—	350
Other	33	33	35
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,910	3,314
Deferred financing costs		(19)	(18)
Total Formula One Group	4,983	5,039	5,796
Total debt	$13,421	13,388	13,954
Less debt classified as current		(17)	(768)
Total long-term debt		$13,371	13,186

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. As of December 31, 2018, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into the Bond Hedge Transaction. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2). As of December 31, 2018, the basket price of the securities underlying the Bond Hedge Transaction was $46.94 per share. The bond hedge expires on October 15, 2023 and is included in other assets as of December 31, 2018 and 2017 in the accompanying consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments, in the accompanying consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”). As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of December 31, 2018, the basket price of the securities underlying the Amended Warrant Transactions was $46.94 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

December 31, 2018, 2017 and 2016

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

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver SIRIUS XM common stock, Series C Liberty SiriusXM common stock, cash or a combination of SIRIUS XM common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of SIRIUS XM common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of SIRIUS XM common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying consolidated statements of operations.

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty used a portion of the net proceeds of the 2.25% Exchangeable Senior Debentures due 2048 to repay all amounts outstanding under the Live Nation Margin Loan. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying consolidated statements of operations.

Margin Loans

$1.35 Billion Margin Loan due 2020

On April 30, 2013, Liberty Siri MarginCo, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement. Shares of common stock of certain of the Company’s equity affiliates and investments in debt and equity

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

securities were pledged as collateral pursuant to this agreement. During October 2014, Liberty refinanced this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $750 million undrawn line of credit. Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan is a part.

During October 2015, Liberty amended this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $1 billion undrawn line of credit. As of December 31, 2015, shares of SIRIUS XM and Live Nation were pledged as collateral pursuant to this agreement. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement.

During October 2016, Liberty amended this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $500 million undrawn line of credit, which was scheduled to mature during October 2018. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement, except shares of Live Nation common stock were no longer pledged as collateral.  Borrowings outstanding under this margin loan bore interest at a rate of 3.24% per annum at December 31, 2017. As of December 31, 2017, the Company had fully drawn against the revolving line of credit and this margin loan was classified as current in the accompanying consolidated balance sheet.

During March 2018, Liberty amended this margin loan agreement for a similar financial instrument with a $250 million term loan, $500 million revolving line of credit and a $600 million delayed draw term loan, which is scheduled to mature during March 2020. The new term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 4.83% per annum at December 31, 2018. As of December 31, 2018, availability under the $1.35 billion margin loan due 2020 was $750 million. 1,000 million shares of SIRIUS XM common stock held by Liberty with a value of $5,710 million were pledged as collateral to the $1.35 billion margin loan due 2020 as of December 31, 2018. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an available borrowing capacity of $500 million with various financial institutions. This margin loan had a two year term, bore interest at a rate of LIBOR plus 2.25% and contained an undrawn commitment fee of 0.75% per annum. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the Second Closing, as discussed in notes 2 and 5. On December 12, 2017, the margin loan agreement was amended, extending the maturity date to December 12, 2019, and decreasing the interest rate to LIBOR plus 1.90% and the undrawn commitment fee to 0.60% per annum. On December 10, 2018, the margin loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). Interest on the margin loan is payable on the last business day of each calendar quarter. During December 2018, Liberty paid all amounts outstanding under the Live Nation Margin Loan. As of December 31, 2018, availability under the Live Nation Margin Loan was $600 million. 53.7 million shares of the Company’s Live Nation common stock with a value of $2,647 million were pledged as collateral to the loan as of December 31, 2018. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

SIRIUS XM Senior Notes and Senior Secured Revolving Credit Facility

SIRIUS XM 4.625% Senior Notes Due 2023

In May 2013, SIRIUS XM issued $500 million of Senior Notes due 2023 which bear interest at an annual rate of 4.625%. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. Substantially all of SIRIUS XM’s domestic wholly-owned subsidiaries guarantee SIRIUS XM’s obligations under the notes.

SIRIUS XM 3.875% Senior Notes Due 2022 and 5.00% Senior Notes Due 2027

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

SIRIUS XM 5.375% Senior Notes due 2025

In March 2015, SIRIUS XM issued $1.0 billion principal amount of new senior notes due 2025 which bear interest at an annual rate 5.375% (“SIRIUS XM 5.375% Senior Notes due 2025”). The SIRIUS XM 5.375% Senior Notes due 2025 are recorded net of the remaining unamortized discount. Substantially all of SIRIUS XM’s domestic wholly-owned subsidiaries guarantee SIRIUS XM’s obligations under the notes.

SIRIUS XM 5.375% Senior Notes due 2026

In May 2016, SIRIUS XM issued $1.0 billion principal amount of new senior notes due July 2026 which bear interest at an annual rate 5.375% (“SIRIUS XM 5.375% Senior Notes due 2026”). The SIRIUS XM 5.375% Senior Notes due 2026 are recorded net of the remaining unamortized discount. Substantially all of SIRIUS XM’s domestic wholly-owned subsidiaries guarantee SIRIUS XM’s obligations under the notes.

SIRIUS XM Senior Secured Revolving Credit Facility

SIRIUS XM entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of SIRIUS XM’s material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM’s assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility as of December 31, 2018 bore interest at a rate of 4.67% per annum. SIRIUS XM is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25%

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

as of December 31, 2018 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. As of December 31, 2018, availability under the Credit Facility was $1,311 million.

Braves Holdings Notes and Loans

Braves Holdings’ debt is summarized as follows:

	Carrying value		As of December 31, 2018
	December 31,	December 31,	Borrowing	Weighted avg	Maturity
	2018	2017	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$17	98	185	3.39%	various
Ballpark funding
Term loan	52	55	NA	3.97%	August 2021
Senior secured note	195	200	NA	3.77%	September 2041
Floating rate notes	70	75	NA	4.10%	September 2029
Mixed-use credit facilities and loans	160	200	176	4.43%	various
Spring training credit facility	—	39	40	NA	December 2022
Total Braves Holdings	$494	667

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

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. Formula 1 repaid all outstanding borrowings under the revolving credit facility during the year ended December 31, 2018. The interest rate on the Senior Loan Facility was approximately 4.74% as of December 31, 2018. The Senior Loan Facility is secured by share pledges, bank accounts

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of December 31, 2018, Formula 1 has interest rate swaps on $2.5 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

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

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM’s leverage ratio. Braves Holdings’ term loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge ratio and capital expenditures. Additionally, SIRIUS XM’s Credit Facility, the Braves Holdings term loan, Formula 1 debt and other borrowings contain certain non-financial covenants. As of December 31, 2018, the Company, SIRIUS XM, Formula 1 and Braves Holdings were in compliance with all debt covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM’s publicly traded debt securities is as follows (amounts in millions):

December 31,
2018
SIRIUS XM 3.875% Senior Notes due 2022	$948
SIRIUS XM 4.625% Senior Notes due 2023	$476
SIRIUS XM 6% Senior Notes due 2024	$1,504
SIRIUS XM 5.375% Senior Notes due 2025	$956
SIRIUS XM 5.375% Senior Notes due 2026	$941
SIRIUS XM 5.0% Senior Notes due 2027	$1,363

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2018.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2019	$24
2020	$703
2021	$65
2022	$1,018
2023	$2,407

(11)  Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) bonus depreciation that allows for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting was known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period. As of December 31, 2018, the Company has completed its analysis of the tax effects of the Tax Act.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Income tax benefit (expense) consists of:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Current:
Federal	$(14)	38	(39)
State and local	13	(30)	(29)
Foreign	(8)	(9)	—
	(9)	(1)	(68)
Deferred:
Federal	(228)	578	(388)
State and local	(2)	(21)	(39)
Foreign	63	507	—
	(167)	1,064	(427)
Income tax benefit (expense)	$(176)	1,063	(495)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the year ended December 31, 2018 and 35% for both of the years ended December 31, 2017 and 2016 as a result of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Computed expected tax benefit (expense)	$(219)	(289)	(497)
State and local income taxes, net of federal income taxes	18	(37)	(46)
Foreign income taxes, net of federal income taxes	22	88	—
Dividends received deductions	(2)	38	11
Taxable dividends not recognized for book purposes	(25)	(45)	(11)
Federal tax credits	30	22	67
Change in valuation allowance affecting tax expense	(62)	212	(1)
Change in tax rate due to Tax Act	(8)	929	—
Settlements with tax authorities	43	253	—
Deductible stock-based compensation	38	40	1
Income tax reserves	—	(22)	—
Non-deductible / Non-taxable interest	—	(60)	—
Write-off of tax attributes	—	(42)	—
Other, net	(11)	(24)	(19)
Income tax benefit (expense)	$(176)	1,063	(495)

For the year ended December 31, 2018, the significant reconciling items, as noted in the table above, are deductible stock-based compensation, benefits related to federal tax credits and the resolution of historical matters with various tax authorities, partially offset by changes in the valuation allowance and taxable dividends not recognized for book purposes.

For the year ended December 31, 2017, the significant reconciling items, as noted in the table above, are a net tax benefit for the effect of the changes in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes, a net tax

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

benefit for the resolution of historical matters with various tax authorities and a net tax benefit for the effects of a new U.K. tax law that changed the Company’s judgment with respect to the future realization of U.K. tax losses.

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

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2018	2017
	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$1,355	1,017
Accrued stock compensation	97	88
Other accrued liabilities	—	175
Deferred revenue	514	502
Discount on debt	—	26
Other future deductible amounts	22	22
Deferred tax assets	1,988	1,830
Valuation allowance	(174)	(112)
Net deferred tax assets	1,814	1,718
Deferred tax liabilities:
Investments	26	110
Fixed assets	359	326
Intangible assets	2,690	2,760
Discount on debt	76	—
Other future taxable amounts	314	—
Deferred tax liabilities	3,465	3,196
Net deferred tax liabilities	$1,651	1,478

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

During the year ended December 31, 2018, there was a $62 million increase in the Company’s valuation allowance that affected tax expense.

At December 31, 2018, the Company had a deferred tax asset of $1,355 million for federal, state and foreign net operating losses (“NOLs”), interest expense carryforwards and tax credit carryforwards. Of this amount, $952 million is recorded at the SIRIUS XM level. If not utilized to reduce income tax liabilities at SIRIUS XM in future periods, these loss carryforwards and tax credits will expire on various dates through 2038. The Company has $243 million of foreign NOLS that may be carried forward indefinitely and $4 million of foreign NOLs that will expire on various dates starting in 2035. In addition, the Company has $153 million of loss and credit carryforwards with no expiration. The remaining $3 million of carryforwards expire at certain future dates. These carryforwards are expected to be utilized in future periods, except for $174 million of tax loss and credit carryforwards which, based on current projections, may expire unused in the future and are subject to a valuation allowance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2018	2017	2016
	amounts in millions
Balance at beginning of year	$365	304	254
Reductions for tax positions of prior years	(27)	(1)	(1)
Increase in tax positions for current year	15	16	51
Increase in tax positions from prior years	65	37	—
Settlements with tax authorities	(31)	(423)	—
Increase in tax positions from acquisition	—	432	—
Balance at end of year	$387	365	304

As of December 31, 2018, the Company had recorded tax reserves of $387 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, approximately $257 million dollars would be reflected in the Company’s tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2018 will significantly increase or decrease during the twelve-month period ending December 31, 2019; however, various events could cause our current expectations to change in the future. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2018, the Company’s tax years prior to 2015 are closed for federal income tax purposes, and the IRS has completed its examination of the Company’s 2015 and 2016 tax years. The Company’s tax loss carryforwards from its 2014 tax year are still subject to adjustment. The Company’s 2017 and 2018 tax years are being examined currently as part of the IRS’s Compliance Assurance Process program. Various states are currently examining the Company’s prior years state income tax returns. SIRIUS XM, which does not consolidate with Liberty for income tax purposes, has certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2018, the Company had less than $1 million dollars in accrued interest and penalties recorded related to uncertain tax positions.

(12)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty’s board of directors. As of December 31, 2018, no shares of preferred stock were issued.

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

December 31, 2018, 2017 and 2016

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

During the year ended December 31, 2018, the Company repurchased 10.8 million shares of Series C Liberty SiriusXM common stock for aggregate cash consideration of $466 million under the authorized repurchase program. All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the year ended December 31, 2018.

Dividends Declared by Subsidiary

On October 26, 2016, SIRIUS XM’S board of directors declared the first quarterly dividend on SIRIUS XM common stock in the amount of $0.01 per share of common stock to stockholders of record on November 9, 2016. The dividend was paid in cash on November 30, 2016 in the amount of $48 million, of which Liberty received $32 million.

During the year ended December 31, 2017, SIRIUS XM declared a cash dividend each quarter, and paid in cash an aggregate amount of $190 million, of which Liberty received $130 million.

During the year ended December 31, 2018, SIRIUS XM declared a cash dividend each quarter, and paid in cash an aggregate amount of $201 million, of which Liberty received $143 million. SIRIUS XM’s board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock. On January 29, 2019, SIRIUS XM’s board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock, payable on February 28, 2019 to stockholders of record at the close of business on February 11, 2019.

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

December 31, 2018, 2017 and 2016

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

Beginning in 2015, the CEO receives annual grants of options to purchase shares of Series C Liberty SiriusXM common stock,  Series C Liberty Braves common stock and Series C Liberty Formula One common stock with a term of seven years (the “Annual Options”) and RSUs with respect to Series C Liberty SiriusXM common stock,  Series C Liberty Braves common stock and Series C Liberty Formula One common stock (the “Annual RSUs” and together with the Annual Options, the “Annual Awards”).  The CEO may elect the portions of his Annual Awards that he desires to be issued in the form of Annual RSUs and Annual Options. Grants of Annual Awards will be allocated between Liberty and Qurate Retail. The aggregate target amount to be allocated between Liberty and Qurate Retail will be $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019. In addition, Liberty and Qurate Retail’s compensation committees may grant additional awards each year up to a maximum of 50% of the target award for the relevant year.

Salary compensation related to services provided by the CEO is charged from Liberty to Liberty TripAdvisor, Liberty Broadband and GCI Liberty pursuant to the Services Agreements with each respective company. Any cash bonus attributable to the performance of Liberty or Qurate Retail is paid directly by each respective company.

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

December 31, 2018, 2017 and 2016

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

(14)  Stock-Based Compensation

Liberty—Incentive Plans

Pursuant to the Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), the company may grant Awards to purchase shares of Series A, Series B and Series C Liberty Media Corporation common stock. The 2017 Plan provides for Awards to be made in respect of a maximum of 50.0 million shares of Liberty Media Corporation common stock. Awards generally vest over 1-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards. The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Liberty—Grants of stock options

Awards granted in 2018, 2017 and 2016 are summarized as follows:

	Years ended December 31,
	2018		2017		2016
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty Media Corporation common stock, Liberty employees and directors (1)	NA	NA	NA	NA	10	$8.33
Series C Liberty Media Corporation common stock, Liberty CEO (2)	NA	NA	NA	NA	775	$8.91
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	33	$11.09	263	$10.39	415	$7.50
Series C Liberty SiriusXM common stock, Liberty CEO (3)	633	$11.56	920	$8.50	NA	NA
Series C Liberty Formula One common stock, Liberty employees and directors (1)	21	$8.99	153	$9.42	101	$4.89
Series C Liberty Formula One common stock, Liberty CEO (3)	139	$8.80	171	$8.96	NA	NA
Series C Liberty Formula One common stock, Formula 1 employees (4)	1,888	$8.64	2,015	$8.16	NA	NA
Series C Liberty Braves common stock, Liberty employees and directors (1)	5	$7.14	35	$6.14	41	$3.79
Series C Liberty Braves common stock, Liberty CEO (3)	46	$6.44	149	$6.02	NA	NA

(1)	Mainly vests between three and five years for employees and in one year for directors.
(2)	Grant mainly cliff vested in December 2016 and was made in connection with the CEO’s employment agreement.
(3)	Grants in 2017 mainly cliff vested in December 2017. Grants in 2018 cliff vested in December 2018 and were made in connection with the CEO’s employment agreement.
(4)	Vest monthly over one year.

In addition to the stock option grants to the Liberty CEO, and in connection with his employment agreement, Liberty granted performance-based restricted stock units (“RSUs”). During the years ended December 31, 2018 and 2017, Liberty granted 86 thousand and 50 thousand RSUs, respectively, of Series C Liberty Formula One common stock. Such RSUs had a GDFV of $31.99 per share and $33.92 per share, respectively. During the year ended December 31, 2018, Liberty granted 12 thousand RSUs of Series C Liberty Braves common stock with a GDFV of $23.34 per share. During the year ended December 31, 2016, Liberty granted 39 thousand RSUs of Series C Liberty Media Corporation common stock. Such RSUs had a GDFV of $37.76 per share. The 2018, 2017 and 2016 performance-based RSUs cliff vested in one year, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the year ended December 31, 2018.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2018, 2017 and 2016, the range of expected terms was 3.5 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2018, 2017 and 2016 grants.

	Volatility
2018 grants
Liberty options	23.5%	-	26.0%
2017 grants
Liberty options	22.6%	-	29.8%
2016 grants
Liberty options	22.6%	-	26.8%

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

Liberty SiriusXM

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	1,626	$19.78
Granted	—	$—
Exercised	(223)	$19.43
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	1,403	$19.84	1.0	year	$24
Exercisable at December 31, 2018	1,399	$19.81	1.0	year	$24

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	11,328	$27.66
Granted	666	$42.34
Exercised	(497)	$19.81
Forfeited/Cancelled	(2)	$38.77
Outstanding at December 31, 2018	11,495	$28.85	3.3	years	$98
Exercisable at December 31, 2018	8,039	$28.25	3.1	years	$74

Liberty Formula One

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	400	$11.69
Granted	—	$—
Exercised	(40)	$11.50
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	360	$11.71	1.0	year	$6
Exercisable at December 31, 2018	360	$11.70	1.0	year	$6

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	4,760	$24.59
Granted	2,048	$31.55
Exercised	(123)	$13.83
Forfeited/Cancelled	(1)	$34.84
Outstanding at December 31, 2018	6,684	$26.92	4.7	years	$35
Exercisable at December 31, 2018	4,911	$27.58	4.6	years	$24

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Liberty Braves

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	179	$11.43
Granted	—	$—
Exercised	(2)	$11.00
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	177	$11.44	1.0	year	$2
Exercisable at December 31, 2018	177	$11.42	1.0	year	$2

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2018	1,231	$16.27
Granted	51	$23.54
Exercised	(6)	$11.97
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	1,276	$16.58	3.2	years	$11
Exercisable at December 31, 2018	926	$16.33	3.0	years	$8

There were no outstanding Series B options to purchase shares of Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during 2018.

As of December 31, 2018, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $22 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.3 years.

As of December 31, 2018, 12.9 million, 7.0 million and 1.5 million shares of Series A and Series C Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock Awards.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2018, 2017 and 2016 was $22 million, $31 million and $24 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Liberty—Restricted Stock

The Company had approximately 218 thousand, 211 thousand and 46 thousand unvested restricted shares of Liberty SiriusXM, Liberty Formula One, and Liberty Braves common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2018. These Series A and Series C unvested restricted shares of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Braves common stock had a weighted average GDFV of $26.74, $28.79, and $20.16 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2018, 2017 and 2016 was $9 million, $85 million and $7 million, respectively.

SIRIUS XM—Stock-based Compensation

During the years ended December 31, 2018, 2017 and 2016, SIRIUS XM granted various types of stock awards to its employees and members of its board of directors. Stock-based awards are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. SIRIUS XM calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of SIRIUS XM’s option grants during 2018, 2017 and 2016 was 23%,  24% and 22%, respectively. During the year ended December 31, 2018, SIRIUS XM granted approximately 31.7 million stock options with a weighted-average exercise price of $6.59 per share and a grant date fair value of $1.45 per share. As of December 31, 2018, SIRIUS XM has approximately 243.4 million options outstanding of which approximately 143.8 million are exercisable, each with a weighted-average exercise price per share of $4.22 and $3.60, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $392 million and $303 million, respectively. During the year ended December 31, 2018, SIRIUS XM granted approximately 17.5 million RSUs and PRSUs with a grant date fair value of $6.40 per share. The stock-based compensation related to SIRIUS XM stock options and restricted stock awards was $133 million, $124 million and $109 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, the total unrecognized compensation cost related to unvested SIRIUS XM stock options was $254 million. The SIRIUS XM unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.8 years.

(15)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $20 million, $17 million and $13 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

(16)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on debt and equity securities and Liberty’s share of accumulated other comprehensive earnings of affiliates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI
	amounts in millions
Balance at January 1, 2016	$(10)	(23)	(18)	(51)
Other comprehensive earnings (loss) attributable to Liberty stockholders	1	1	(13)	(11)
Balance at December 31, 2016	(9)	(22)	(31)	(62)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(3)	16	14	27
Balance at December 31, 2017	(12)	(6)	(17)	(35)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(3)	(24)	22	(5)
Cumulative adjustment for change in accounting principle	—	—	2	2
Balance at December 31, 2018	$(15)	(30)	7	(38)

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2018:
Unrealized holding gains (losses) arising during period	$(4)	1	(3)
Credit risk on fair value debt instruments gains (losses)	41	(9)	32
Foreign currency translation adjustments	(56)	12	(44)
Other comprehensive earnings	$(19)	4	(15)
Year ended December 31, 2017:
Unrealized holding gains (losses) arising during period	$(5)	2	(3)
Foreign currency translation adjustments	60	(22)	38
Other comprehensive earnings	$55	(20)	35
Year ended December 31, 2016:
Foreign currency translation adjustments	$(16)	6	(10)
Other comprehensive earnings	$(16)	6	(10)

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

December 31, 2018, 2017 and 2016

made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2018 aggregated $165 million, which is payable as follows: $93 million in 2019, $36 million in 2020, $34 million in 2021, $2 million in 2022, less than one million in 2023 and none thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Rental expense under such agreements amounted to $64 million, $58 million and $52 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of future minimum lease payments under cancelable and noncancelable operating leases, as of December 31, 2018 follows (amounts in millions):

Years ending December 31:
2019	$54
2020	$59
2021	$53
2022	$48
2023	$40
Thereafter	$179

It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2018.

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

December 31, 2018, 2017 and 2016

CIP and placed into service on March 31, 2017. Also at this time, Braves Holdings began depreciating the stadium over a 45 year estimated useful life.

Programming, music royalties and other contractual arrangements

SIRIUS XM has entered into various programming agreements under which SIRIUS XM’s obligations include fixed payments, advertising commitments and revenue sharing arrangements. In addition, SIRIUS XM has entered into certain music royalty arrangements that include fixed payments. Amounts due under programming and music royalty agreements are payable as follows: $430 million in 2019, $335 million in 2020, $218 million in 2021, $79 million in 2022 and $38 million in 2023. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above. In addition, SIRIUS XM has entered into agreements related to certain satellite and transmission costs, sales and marketing costs and in-orbit performance payments to the manufacturer of its satellites. Amounts due under these agreements are payable as follows: $146 million in 2019, $69 million in 2020, $20 million in 2021, $13 million in 2022 and $10 million in 2023.

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

In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi and Universal Studios, Inc. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, a jury awarded Liberty damages in the amount of €765 million, plus prejudgment interest, in connection with a finding of breach of contract and fraud by the defendants. On January 17, 2013, the court entered judgment in favor of Liberty in the amount of approximately €945 million, including prejudgment interest. The parties negotiated a stay of the execution of the judgment during the pendency of the appeal. Vivendi filed notice of its appeal of the judgment to the United States Court of Appeals for the Second Circuit. During the first quarter of 2016, Liberty entered into a settlement with Vivendi which resulted in a $775 million payment to settle all claims related to the dispute described above. Following the payment of a contingency fee to our legal counsel, as well as amounts payable to Liberty Global plc, an additional plaintiff in the action, Liberty recognized a net pre-tax gain on the legal settlement of approximately $511 million. The recovery received in connection with the settlement is attributed to the Formula One Group. This settlement resulted in a dismissal of all appeals and mutual releases of the parties.

During the fourth quarters of 2017 and 2016, SIRIUS XM recorded $45 million and $46 million, respectively, related to music royalty legal settlements and reserves. The expenses are included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016, respectively,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

but have been excluded from Adjusted OIBDA for the corresponding periods as these expense were not incurred as a part of SIRIUS XM’s normal operations for the periods and do not relate to the on-going performance of the business.

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

On June 7, 2018, SIRIUS XM entered into an agreement with SoundExchange, Inc. (“Sound Exchange”), the organization that collects and distributes sound recording royalties pursuant to SIRIUS XM’s statutory license, to settle the cases titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and SoundExchange, Inc. v. Sirius XM Radio, Inc., No.17-cv-02666-RJL (D.D.C.). A description of these actions is contained in our prior public filings. In connection with the settlement, SIRIUS XM made a one-time lump sum payment of $150 million to SoundExchange on July 6, 2018. SIRIUS XM accrued for a portion of this liability in prior years and recorded a $69 million charge for the remaining liability during the second quarter of 2018. This expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2018, but has been excluded from Adjusted OIBDA for the corresponding periods as this expense was not incurred as a part of SIRIUS XM’s normal operations and does not relate to the on-going performance of the business. The settlement resolved all outstanding claims, including ongoing audits, under SIRIUS XM’s statutory license for sound recordings for the period January 1, 2007 through December 31, 2017.

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

December 31, 2018, 2017 and 2016

net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

The Company has identified the following subsidiaries as its reportable segments:

•

SIRIUS XM is a consolidated subsidiary that provides a subscription based satellite radio service. SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. SIRIUS XM also transmits a larger set of music and other channels and video programming through its streaming service. SIRIUS XM’s streaming service is available online and through applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services. SIRIUS XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

•

Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship. The Company acquired a controlling interest in Formula 1 on January 23, 2017, at which time it began consolidating the results of the Formula 1 business.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Performance Measures

	Years ended December 31,
	2018		2017		2016
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$5,771	2,230	5,425	2,109	5,014	1,853
Corporate and other	—	(16)	—	(15)	—	(15)
Total Liberty SiriusXM Group	5,771	2,214	5,425	2,094	5,014	1,838
Braves Group
Corporate and other	442	88	386	2	262	(20)
Total Braves Group	442	88	386	2	262	(20)
Formula One Group
Formula 1	1,827	400	1,783	438	—	—
Corporate and other	—	(25)	—	(41)	—	(45)
Total Formula One Group	1,827	375	1,783	397	—	(45)
Total	$8,040	2,677	7,594	2,493	5,276	1,773

Other Information

	December 31, 2018			December 31, 2017
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM	$27,812	629	356	27,837	672	288
Corporate and other	480	—	—	693	—	—
Total Liberty SiriusXM Group	28,292	629	356	28,530	672	288
Braves Group
Corporate and other	1,805	92	33	1,866	145	219
Total Braves Group	1,805	92	33	1,866	145	219
Formula One Group
Formula 1	8,958	—	12	9,461	—	8
Corporate and other	1,999	920	2	2,341	933	2
Total Formula One Group	10,957	920	14	11,802	933	10
Elimination (1)	(226)	—	—	(202)	—	—
Consolidated Liberty	$40,828	1,641	403	41,996	1,750	517

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

December 31, 2018, 2017 and 2016

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$2,677	2,493	1,773
Legal settlement (note 17)	(69)	(45)	465
Stock-based compensation	(192)	(230)	(150)
Depreciation and amortization	(905)	(824)	(354)
Operating income (loss)	1,511	1,394	1,734
Interest expense	(606)	(591)	(362)
Share of earnings (losses) of affiliates, net	18	104	14
Realized and unrealized gains (losses) on financial instruments, net	40	(88)	37
Other, net	78	8	(4)
Earnings (loss) from continuing operations before income taxes	$1,041	827	1,419

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
United States	$6,209	5,724	5,230
United Kingdom	1,831	1,783	—
Other	—	87	46
	$8,040	7,594	5,276

Long-lived Assets by Geographic Area

	December 31,
	2018	2017
	amounts in millions
United States	$2,457	2,529
United Kingdom	12	12
	$2,469	2,541

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(19)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2018:
Revenue	$1,517	2,199	2,315	2,009
Operating income (loss)	$227	374	531	379
Net earnings (loss)	$213	255	366	31
Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$200	165	185	126
Liberty Braves common stock	$(52)	(2)	41	18
Liberty Formula One common stock	$(17)	9	42	(184)
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.60	0.50	0.56	0.39
Liberty Braves common stock	$(1.02)	(0.04)	0.80	0.35
Liberty Formula One common stock	$(0.07)	0.04	0.18	(0.80)
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.59	0.49	0.55	0.38
Liberty Braves common stock	$(1.02)	(0.04)	0.80	(0.07)
Liberty Formula One common stock	$(0.07)	0.04	0.18	(0.80)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts

2017:
Revenue	$1,395	2,140	2,065	1,994
Operating income (loss)	$259	422	382	331
Net earnings (loss)	$44	156	261	1,429
Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$124	123	183	694
Liberty Braves common stock	$(49)	(2)	22	4
Liberty Formula One common stock	$(96)	(27)	(37)	415
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.37	0.37	0.54	2.07
Liberty Braves common stock	$(1.00)	(0.04)	0.45	0.08
Liberty Formula One common stock	$(0.55)	(0.13)	(0.17)	1.80
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.37	0.36	0.54	2.04
Liberty Braves common stock	$(1.00)	(0.04)	0.45	0.07
Liberty Formula One common stock	$(0.55)	(0.13)	(0.17)	1.79

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2019:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2019 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2019.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8‑K as filed on August 6, 2015 (File No. 001-35707)).
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
4.10

Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707)).

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
10.4+

Form of Non-Qualified Stock Option Agreement under the 2013 Plan granted to certain designated award recipients during 2016 and 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018 (File No. 001-35707) (the “2017 10-K”)).

10.5+

Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-35707) (the “2015 10‑K”)).

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

10.12

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.13 to Liberty Media Corporation’s Registration Statement on Form 10 filed on October 19, 2012 (File No. 001-35707)).

10.13+

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

10.14+	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10‑K).
10.15+

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)) (the “Liberty Interactive 2008 10‑K”)).

10.16+	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10‑K).
10.17+

Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014 filed on February 26, 2015 (File No. 001-35707)).

10.18+

Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.19+

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of February 5, 2013, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-35707).

10.20+

Letter Agreement regarding personal use of Liberty Media’s aircraft, dated as of November 11, 2015, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.22 to the 2015 10‑K).

10.21+

Executive Employment Agreement, dated effective as of August 18, 2016, by and between Liberty Media Corporation and Richard Baer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 filed on November 8, 2016 (File No. 001-35707)).

10.22

Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8‑K filed on December 10, 2012 (File No. 001-34295)).

10.23

Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s (“Sirius XM Holdings”) Current Report on Form 8‑K filed on April 22, 2014 (File No. 001-34295)).

10.24

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Current Report on Form 8‑K filed on June 19, 2015 (File No. 001-34295)).

10.25

Amendment No. 3, dated as of June 29, 2018, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on July 3, 2018 (File No. 001-34295)).

10.26

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio’s Current Report on Form 8‑K filed on May 20, 2013 (File No. 001-34295)).

10.27

Indenture, dated as of May 6, 2014, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8‑K filed on May 7, 2014 (File No. 001-34295)).

10.28

Indenture, dated as of March 6, 2015, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8‑K filed on March 6, 2015 (File No. 001-34295)).

10.29

Indenture, dated as of May 23, 2016, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8‑K filed on May 24, 2016 (File No. 001-34295)).

10.30

Indenture, dated as of July 5, 2017, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8‑K filed on July 5, 2017 (File No. 001-34295)).

10.31

Indenture, dated as of July 5, 2017, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8‑K filed on July 5, 2017 (File No. 001-34295)).

10.32

Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and SIRIUS XM (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8‑K filed on October 10, 2013 (File No. 001-35707)).

10.33

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

10.34

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10‑Q”)).

10.35

Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10‑Q).

10.36

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.4 to the 2016 Second Quarter 10‑Q).

10.37	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10‑Q).
10.38

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10‑Q).

10.39	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10‑Q).
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

10.43	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10‑Q).
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

10.46+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.47+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10‑K).
10.48+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10‑K).
10.49

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

10.50

Form of Investment Agreement, dated December 13, 2016, by and between Liberty Media Corporation and the applicable investor, together with the form of Lock-Up Agreement and Coordination Agreement Side Letter included therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8‑K filed on December 14, 2016 (File No. 001-35707)).

10.51	Form of Shareholders Agreement, by and among Liberty Media Corporation and the Shareholders listed on Schedule A thereto (incorporated by reference to Annex C to the Special Meeting Proxy).

10.52

Amended and Restated Shareholders Agreement, dated September 19, 2017, by and among Liberty Media Corporation and the shareholders listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8‑K filed on September 22, 2017 (File No. 001-35707)).

10.53+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.54+

Form of 2017 Performance-based Restricted Stock Unit Agreement (FWONK) under the Liberty Media Corporation 2013 Incentive Plan (the “2013 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-35707) (the “2017 Third Quarter 10‑Q”)).

10.55+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10‑Q).
10.56+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10‑Q).
10.57+

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2013 Incentive Plan and the 2017 Omnibus Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.5 to the 2017 Third Quarter 10‑Q).

10.58+	Form of 2017 Time-vesting Restricted Stock Unit Agreement under the 2017 Omnibus Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.6 to the 2017 Third Quarter 10‑Q).
10.59

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).

10.60+

Amendment, dated March 12, 2018, of certain Liberty Media Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

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

LIBERTY MEDIA CORPORATION

Date: February 28, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 28, 2019	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 28, 2019
John C. Malone

/s/ Gregory B. Maffei	Director, President and Chief Executive Officer	February 28, 2019
Gregory B. Maffei

/s/ Mark D. Carleton	Chief Financial Officer	February 28, 2019
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Director	February 28, 2019
Robert R. Bennett

/s/ Brian Deevy	Director	February 28, 2019
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 28, 2019
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 28, 2019
Evan D. Malone

/s/ David E. Rapley	Director	February 28, 2019
David E. Rapley

/s/ Larry E. Romrell	Director	February 28, 2019
Larry E. Romrell

Director
Andrea L. Wong