Form 10-Q
period 2019-03-31
Liberty Media Corp
filed 2019-05-09
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	37-1699499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Liberty SiriusXM Common Stock	LSXMA	The Nasdaq Stock Market LLC
Series B Liberty SiriusXM Common Stock	LSXMB	The Nasdaq Stock Market LLC
Series C Liberty SiriusXM Common Stock	LSXMK	The Nasdaq Stock Market LLC
Series A Liberty Braves Common Stock	BATRA	The Nasdaq Stock Market LLC
Series C Liberty Braves Common Stock	BATRK	The Nasdaq Stock Market LLC
Series A Liberty Formula One Common Stock	FWONA	The Nasdaq Stock Market LLC
Series C Liberty Formula One Common Stock	FWONK	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2019 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,868,921	9,821,531	206,986,548
Liberty Braves common stock	10,251,309	981,860	39,776,088
Liberty Formula One common stock	25,684,311	2,453,485	202,990,600

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$633	358
Trade and other receivables, net	728	364
Other current assets	371	360
Total current assets	1,732	1,082
Investments in debt and equity securities (note 7)	787	1,278
Investments in affiliates, accounted for using the equity method (note 8)	1,641	1,641

Property and equipment, at cost	3,562	3,765
Accumulated depreciation	(1,357)	(1,296)
	2,205	2,469
Intangible assets not subject to amortization (note 9):
Goodwill	19,927	18,386
FCC licenses	8,600	8,600
Other	1,405	1,074
	29,932	28,060
Intangible assets subject to amortization, net (note 9)	6,367	5,715
Other assets	1,246	583
Total assets	$43,910	40,828

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,347	1,116
Current portion of debt	13	17
Deferred revenue	2,499	2,079
Other current liabilities	102	32
Total current liabilities	3,961	3,244
Long-term debt, including $2,664 million and $2,487 million measured at fair value at March 31, 2019 and December 31, 2018, respectively (note 10)	14,026	13,371
Deferred income tax liabilities	1,750	1,651
Other liabilities	978	864
Total liabilities	20,715	19,130

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2019	December 31, 2018
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,866,343 shares at March 31, 2019 and 102,809,736 shares at December 31, 2018 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,248,506 shares at March 31, 2019 and 10,244,591 shares at December 31, 2018 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,675,346 shares at March 31, 2019 and 25,675,346 shares at December 31, 2018 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,821,531 shares at March 31, 2019 and December 31, 2018 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,860 shares at March 31, 2019 and December 31, 2018 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,453,485 shares at March 31, 2019 and December 31, 2018 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 207,632,108 shares at March 31, 2019 and 213,130,922 shares at December 31, 2018 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,768,174 shares at March 31, 2019 and 39,740,215 shares at December 31, 2018 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 202,984,567 shares at March 31, 2019 and 202,887,872 shares at December 31, 2018 (note 2)	2	2
Additional paid-in capital	3,261	2,984
Accumulated other comprehensive earnings (loss), net of taxes	(43)	(38)
Retained earnings	13,484	13,644
Total stockholders' equity	16,707	16,595
Noncontrolling interests in equity of subsidiaries	6,488	5,103
Total equity	23,195	21,698
Commitments and contingencies (note 12)
Total liabilities and equity	$43,910	40,828

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions,
	except per share amounts
Revenue:
SIRIUS XM Holdings revenue	$1,744	1,375
Formula 1 revenue	246	114
Other revenue	22	28
Total revenue	2,012	1,517
Operating costs and expenses, including stock-based compensation (note 4):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	492	310
Programming and content	106	101
Customer service and billing	113	94
Other	37	29
Cost of Formula 1 revenue	148	81
Subscriber acquisition costs	108	123
Other operating expense	82	71
Selling, general and administrative	402	265
Acquisition and other related costs (note 3)	76	—
Depreciation and amortization	248	216
	1,812	1,290
Operating income (loss)	200	227
Other income (expense):
Interest expense	(159)	(150)
Share of earnings (losses) of affiliates, net (note 8)	(20)	(8)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(98)	153
Other, net	8	6
	(269)	1
Earnings (loss) before income taxes	(69)	228
Income tax (expense) benefit	(58)	(15)
Net earnings (loss)	(127)	213
Less net earnings (loss) attributable to the noncontrolling interests	31	82
Net earnings (loss) attributable to Liberty stockholders	$(158)	131

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$61	200
Liberty Braves common stock	(71)	(52)
Liberty Formula One common stock	(148)	(17)
	$(158)	131

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2019	2018
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.19	0.60
Series A, B and C Liberty Braves common stock	(1.39)	(1.02)
Series A, B and C Liberty Formula One common stock	(0.64)	(0.07)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.19	0.59
Series A, B and C Liberty Braves common stock	(1.39)	(1.02)
Series A, B and C Liberty Formula One common stock	(0.64)	(0.07)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Net earnings (loss)	$(127)	213
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	9	4
Credit risk on fair value debt instruments gains (losses)	(13)	(2)
Unrealized holding gains (losses) arising during the period	2	(2)
Share of other comprehensive earnings (loss) of equity affiliates	—	(9)
Comprehensive earnings (loss)	(129)	204
Less comprehensive earnings (loss) attributable to the noncontrolling interests	34	79
Comprehensive earnings (loss) attributable to Liberty stockholders	$(163)	125

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$67	198
Liberty Braves common stock	(69)	(55)
Liberty Formula One common stock	(161)	(18)
	$(163)	125

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings	$(127)	213
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	248	216
Stock-based compensation	86	46
Share of (earnings) loss of affiliates, net	20	8
Realized and unrealized (gains) losses on financial instruments, net	98	(153)
Noncash interest expense (benefit)	2	—
Deferred income tax expense (benefit)	54	20
Other, net	3	17
Changes in operating assets and liabilities
Current and other assets	(19)	(97)
Payables and other liabilities	284	354
Net cash provided (used) by operating activities	649	624
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(11)	(393)
Cash proceeds from sale of investments	72	9
Cash received from Pandora acquisition	313	—
Capital expended for property and equipment	(113)	(89)
Other investing activities, net	(7)	49
Net cash provided (used) by investing activities	254	(424)
Cash flows from financing activities:
Borrowings of debt	913	1,317
Repayments of debt	(741)	(1,154)
Series C Liberty SiriusXM stock repurchases	(222)	(31)
Subsidiary shares repurchased by subsidiary	(576)	(309)
Cash dividends paid by subsidiary	(19)	(15)
Taxes paid in lieu of shares issued for stock-based compensation	(40)	(28)
Other financing activities, net	—	50
Net cash provided (used) by financing activities	(685)	(170)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	2
Net increase (decrease) in cash, cash equivalents and restricted cash	219	32
Cash, cash equivalents and restricted cash at beginning of period	452	1,047
Cash, cash equivalents and restricted cash at end of period	$671	1,079

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2019	2018
	amounts in millions
Cash and cash equivalents	$633	358
Restricted cash included in other current assets	14	70
Restricted cash included in other assets	24	24
Total cash and cash equivalents and restricted cash at end of period	$671	452

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2019

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	2	—	—	—	—	—	2	2,984	(38)	13,644	5,103	21,698
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(158)	31	(127)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(5)	—	3	(2)
Cumulative effect of accounting change (note 11)	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	66	—	—	23	89
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	3	—	—	—	3
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(222)	—	—	—	(222)
Subsidiary shares issued as consideration in subsidiary acquisition	—	—	—	—	—	—	—	—	—	—	657	—	—	1,698	2,355
Equity component of subsidiary convertible note	—	—	—	—	—	—	—	—	—	—	—	—	—	68	68
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(164)	—	—	(440)	(604)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(21)	—	—	21	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Other, net	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Balance at March 31, 2019	$—	1	—	2	—	—	—	—	—	2	3,261	(43)	13,484	6,488	23,195

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2018

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	2	—	—	—	—	—	2	3,892	(35)	13,081	5,631	22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	131	82	213
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(3)	(9)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	—	—	2	39	4	45
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	32	—	—	9	41
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(28)	—	—	—	(28)
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(31)	—	—	—	(31)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(80)	—	—	(215)	(295)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(13)	—	—	13	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(9)	—	—	(9)	(18)
Other, net	—	—	—	—	—	—	—	—	—	—	1	—	(4)	1	(2)
Balance at March 31, 2018	$—	1	—	2	—	—	—	—	—	2	3,764	(39)	13,247	5,498	22,475

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries globally. Liberty’s significant subsidiaries include SIRIUS XM Holdings Inc. ("SIRIUS XM Holdings"), Delta Topco Limited (the parent company of Formula 1) (“Delta Topco”) and Braves Holdings, LLC ("Braves Holdings"). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement of non-financial instruments, (ii) accounting for income taxes and (iii) the determination of the useful life of SIRIUS XM Holdings’ broadcast/transmission system to be its most significant estimates.

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc., Liberty Broadband Corporation (“Liberty Broadband”), Liberty Expedia Holdings and GCI Liberty, Inc. (“GCI Liberty”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only).

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and the applicable counterparty, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

provides the applicable counterparty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty is reimbursed by each counterparty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. The remaining Services Agreements provide for the payment to Liberty of an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with the other companies. Under these various agreements, approximately $8 million and $8 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2019 and 2018, respectively.

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

(2) Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Braves Group and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as SIRIUS XM Holdings or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group.  Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of March 31, 2019, the Liberty SiriusXM Group is comprised of SIRIUS XM Holdings, corporate cash, investments in debt securities, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $98 million, which includes $62 million of subsidiary cash. During the three months ended March 31, 2019, SIRIUS XM Holdings declared a cash dividend, and paid in cash an aggregate amount of $57 million, of which Liberty received $38 million. On April 23, 2019, SIRIUS XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock payable on May 31, 2019 to stockholders of record as of the close of business on May 10, 2019.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of March 31, 2019, the Braves Group is comprised primarily of  Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(the “Development Project”) and corporate cash. As of March 31, 2019, the Braves Group has cash and cash equivalents of approximately $163 million, which includes $97 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of March 31, 2019, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As of March 31, 2019, the Formula One Group has cash and cash equivalents of approximately $372 million, which includes $260 million of subsidiary cash.

The number of notional shares representing the intergroup interest held by the Formula One Group is 9,084,940, representing a 15.1% intergroup interest in the Braves Group at March 31, 2019. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)  Acquisitions

SIRIUS XM Holdings acquisition of Pandora

On February 1, 2019, SIRIUS XM Holdings purchased all of the outstanding shares of Pandora for $2.4 billion, by converting each outstanding share of Pandora common stock into 1.44 shares of SIRIUS XM Holdings common stock and by cancelling SIRIUS XM Holdings’ investment in Pandora’s preferred stock with a fair value of $524 million, for total consideration of approximately $2.9 billion. Net cash acquired by SIRIUS XM Holdings was $313 million. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The table below shows the value of the consideration paid in connection with the acquisition (in millions, except for exchange ratio and price per share of SIRIUS XM Holdings common stock):

Pandora common stock outstanding at January 31, 2019	272
Exchange ratio	1.44
Sirius XM Holdings common stock issued	392
Price per share of Sirius XM Holdings common stock as of January 31, 2019	$5.83
Value of Sirius XM Holdings common stock issued to Pandora stockholders pursuant to the transactions	2,285
Value of Sirius XM Holdings replacement equity awards attributable to pre-combination service	70
Sirius XM Holdings' Pandora preferred stock investment cancelled	524
Total consideration	$2,879

The preliminary acquisition price allocation for Pandora is as follows (in millions):

Cash and cash equivalents	$313
Trade and other receivables, net	361
Other current assets	109
Property and equipment	41
Goodwill	1,541
Intangible assets not subject to amortization	331
Intangible assets subject to amortization, net	800
Other assets	186
Accounts payable and accrued liabilities	(302)
Current portion of debt	(151)
Deferred revenue	(37)
Other current liabilities	(27)
Long-term debt (a)	(218)
Other liabilities	(68)
$2,879

(a) In order to present the assets acquired and liabilities assumed, the conversion feature associated with Pandora’s convertible notes for $68 million has been included within long-term debt in the table above and included within noncontrolling interest in equity of subsidiaries within the condensed consolidated statement of equity. See note 10 for details regarding Pandora’s convertible notes.

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents synergies and economies of scale expected from the combination of services. None of the acquired goodwill is expected to be deductible for tax purposes. Pandora’s amortizable intangible assets are comprised of customer relationships and software and technology, with estimated weighted average useful lives of 8 years and 5 years, respectively. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Additionally, in connection with the acquisition, SIRIUS XM Holdings acquired gross net operating loss carryforwards of approximately $1,199 million for federal income tax purposes available to offset future taxable income. The acquired net operating losses are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those net operating losses within the carryforward period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2019, the valuation related to the acquisition of Pandora is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain current assets, contingencies and tax balances. SIRIUS XM Holdings recognized $76 million of costs related to the acquisition of Pandora during the three months ended March 31, 2019.

The amounts of revenue and net loss of Pandora included in Liberty’s condensed consolidated statement of operations since the date of acquisition were $251 million and $122 million, respectively.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2018, are as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Revenue	$2,128	1,839
Net earnings (loss)	$(108)	96
Net earnings (loss) attributable to Liberty stockholders	$(145)	51

The pro forma results primarily include adjustments related to the amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of Pandora had occurred previously and the Company consolidated Pandora during the entirety of the periods presented.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended
	March 31,
	2019	2018
	(amounts in millions)
Cost of services:
Programming and content	$7	8
Customer service and billing	1	1
Other	1	1
Other operating expense	9	4
Selling, general and administrative	47	32
	$65	46

Liberty—Grants of stock options

Awards granted during the three months ended March 31, 2019 are summarized as follows:

	Three Months Ended
	March 31, 2019
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty CEO (1)	491	$11.21
Series C Liberty Braves common stock, Liberty CEO (1)	7	$7.62
Series C Liberty Formula One common stock, Liberty CEO (1)	226	$9.79
Series C Liberty Formula One common stock, Formula 1 employees (2)	2,005	$9.79

(1)	Grants mainly cliff vest on December 31, 2019. Grants were made in connection with the CEO’s employment agreement.
(2)	Grants vest monthly over one year.

In addition to the stock option grants to the Liberty CEO and in connection with his employment agreement, during the three months ended March 31, 2019, Liberty granted 40 thousand and 72 thousand RSUs of Series C Liberty Braves common stock and Series C Liberty Formula One common stock, respectively, of which 38 thousand and 60 thousand, respectively, were performance-based. Such RSUs had a GDFV of $27.73 per share and $33.94 per share, respectively, at the time they were granted. The time-based RSUs cliff vested on March 11, 2019 and the performance-based RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the three months ended March 31, 2019.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,403	$19.84				11,495	$28.85
Granted	—	$—				491	$40.53
Exercised	(61)	$19.51				(75)	$19.65
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2019	1,342	$19.85	0.7	years	$25	11,911	$29.39	3.3	years	$110
Exercisable at March 31, 2019	1,339	$19.83	0.7	years	$25	8,059	$28.48	2.9	years	$82

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	177	$11.44				1,276	$16.58
Granted	—	$—				7	$27.73
Exercised	(5)	$11.42				(15)	$11.52
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2019	172	$11.44	0.7	years	$3	1,268	$16.70	3.0	years	$14
Exercisable at March 31, 2019	172	$11.42	0.7	years	$3	919	$16.49	2.8	years	$10

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	360	$11.71				6,684	$26.92
Granted	—	$—				2,231	$33.94
Exercised	—	$—				—	$—
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2019	360	$11.71	0.7	years	$8	8,915	$28.67	5.1	years	$57
Exercisable at March 31, 2019	360	$11.70	0.7	years	$8	5,403	$27.95	4.5	years	$38

As of March 31, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $39 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.3 years.

As of March 31, 2019, Liberty reserved 13.3 million, 1.4 million and 9.3 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM Holdings — Stock-based Compensation

SIRIUS XM Holdings granted various types of stock awards to its employees during the three months ended March 31, 2019. As of March 31, 2019, SIRIUS XM Holdings has approximately 258 million options outstanding of which approximately 150 million are exercisable, each with a WAEP per share of $4.30 and $3.66, respectively. The aggregate intrinsic value of SIRIUS XM Holdings options outstanding and exercisable as of March 31, 2019 is $386 million and $303 million, respectively. During the three months ended March 31, 2019, SIRIUS XM Holdings granted approximately 11 million nonvested RSUs with a GDFV per share of $5.92. In addition, 48 million nonvested RSUs with a GDFV per share of $5.83 were granted during the three months ended March 31, 2019 in connection with the Pandora acquisition. The stock-based compensation expense related to SIRIUS XM Holdings was $49 million and $34 million for the three months ended March 31, 2019 and 2018, respectively. In addition, the acquisition and other related costs recognized by SIRIUS XM Holdings during the three months ended March 31, 2019 includes $21 million of stock-based compensation. As of March 31, 2019, the total unrecognized compensation cost related to unvested SIRIUS XM Holdings stock options and RSUs was $477 million. The SIRIUS XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

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

Excluded from diluted EPS for the three months ended March 31, 2019 are approximately 22 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

common stock and 10 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 10), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 10) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months ended
	March 31, 2019	March 31, 2018
	numbers of shares in millions
Basic WASO	323	336
Potentially dilutive shares	4	4
Diluted WASO	327	340

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months ended
	March 31, 2019 (b)	March 31, 2018 (a)(b)
	numbers of shares in millions
Basic WASO	51	51
Potentially dilutive shares	10	9
Diluted WASO	61	60

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)

As discussed in note 2, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group is 9,084,940 shares. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended
	March 31, 2019	March 31, 2018
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(71)	(52)
Unrealized (gain) loss on the intergroup interest	26	5
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(45)	(47)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Formula One Common Stock
	Three months ended
	March 31, 2019	March 31, 2018 (a)
	numbers of shares in millions
Basic WASO	231	231
Potentially dilutive shares	2	2
Diluted WASO	233	233

(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2019			December 31, 2018
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$434	434	—	231	231	—
Debt and equity securities	$703	247	456	1,195	228	967
Financial instrument assets	$321	23	298	280	21	259
Debt	$2,664	—	2,664	2,487	—	2,487

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Debt and equity securities	$31	74
Debt measured at fair value (a)	(162)	30
Change in fair value of bond hedges (b)	51	20
Other derivatives	(18)	29
	$(98)	153

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

Investments in debt and equity securities are summarized as follows:

	March 31,	December 31,
	2019	2018
	amounts in millions
Liberty SiriusXM Group
Debt securities
Pandora (a)	$—	523
iHeart	456	444
Total attributed Liberty SiriusXM Group	456	967

Braves Group
Other equity securities	8	8
Total attributed Braves Group	8	8

Formula One Group
Equity securities
AT&T	192	174
Other	131	129
Total attributed Formula One Group	323	303

Consolidated Liberty	$787	1,278

(a)	Pandora’s Series A convertible preferred stock was cancelled upon completion of SIRIUS XM Holdings’ acquisition of Pandora. See note 3 for information regarding the acquisition of Pandora.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2019 and the carrying amount at December 31, 2018:

	March 31, 2019			December 31, 2018
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$628	613
Other		NA	13	16
Total Liberty SiriusXM Group			641	629

Braves Group
Other	various	NA	97	92
Total Braves Group			97	92

Formula One Group
Live Nation (a)	33%	$4,425	720	743
Other	various	NA	183	177
Total Formula One Group			903	920
Consolidated Liberty			$1,641	1,641

(a)	See note 10 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of March 31, 2019.
(b)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$3	1
Other	(7)	—
Total Liberty SiriusXM Group	(4)	1

Braves Group
Other	2	3
Total Braves Group	2	3

Formula One Group
Live Nation	(23)	(16)
Other	5	4
Total Formula One Group	(18)	(12)
Consolidated Liberty	$(20)	(8)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Canada

As of March 31, 2019, SIRIUS XM Holdings holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada Holdings Inc. (“SIRIUS XM Canada”), with the remainder of SIRIUS XM Holdings’ voting and equity interests held by two shareholders. SIRIUS XM Holdings owns approximately 591 million shares of preferred stock of SIRIUS XM Canada, which has a liquidation preference of one Canadian dollar per share. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM Holdings does not have the ability to direct the most significant activities that impact SIRIUS XM Canada's economic performance.

SIRIUS XM Holdings has a loan to SIRIUS XM Canada in the aggregate amount of $128 million as of March 31, 2019.  The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to SIRIUS XM Canada’s failure to maintain specified leverage ratios.  In addition, the terms of the loan require SIRIUS XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of $10 million Canadian dollars at the last day of the financial year if all target dividends have been paid in full.

SIRIUS XM Holdings also entered into a Services Agreement and an Advisory Services Agreement with SIRIUS XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, SIRIUS XM Canada will pay SIRIUS XM Holdings 25% of its gross revenue on a monthly basis through December 31, 2021 and 30% of its gross revenue on a monthly basis thereafter. Pursuant to the Advisory Services Agreement, SIRIUS XM Canada will pay SIRIUS XM Holdings 5% of its gross revenue on a monthly basis. These agreements superseded and replace the former agreements between SIRIUS XM Canada and its predecessors and SIRIUS XM Holdings.

SIRIUS XM Holdings has approximately $12 million in related party current assets as of March 31, 2019 which includes amounts due under the Service Agreement and Advisory Services Agreement and certain amounts related to transaction outside the scope of the new services arrangements. At March 31, 2019, SIRIUS XM Holdings has approximately $4 million and $3 million in current and noncurrent related party liabilities, respectively, primarily related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet. SIRIUS XM Holdings recorded approximately $24 million in revenue for both the three months ended March 31, 2019 and 2018, associated with these various agreements in the Other revenue line item in the condensed consolidated statements of operations. SIRIUS XM Canada paid gross dividends to SIRIUS XM Holdings of less than $1 million and $1 million during the three months ended March 31, 2019 and 2018, respectively.

(9)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM Holdings	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2019	$14,250	3,956	180	18,386
Acquisition (a)	1,541	—	—	1,541
Balance at March 31, 2019	$15,791	3,956	180	19,927

(a)	See note 3 for details regarding SIRIUS XM Holdings’ acquisition of Pandora.
(b)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Not Subject to Amortization

During the three months ended March 31, 2019, SIRIUS XM Holdings recorded $331 million of tradenames related to the Pandora acquisition.  See note 3 for details regarding the acquisition of Pandora.

Intangible Assets Subject to Amortization

	March 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(396)	3,234	3,630	(346)	3,284
Customer relationships	3,086	(874)	2,212	2,684	(795)	1,889
Licensing agreements	316	(168)	148	316	(162)	154
Other	1,471	(698)	773	1,047	(659)	388
Total	$8,503	(2,136)	6,367	7,677	(1,962)	5,715

Amortization expense for intangible assets with finite useful lives was $182 million and $154 million for the three months ended March 31, 2019 and 2018, respectively. Based on its amortizable intangible assets as of March 31, 2019, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2019	$676
2020	$788
2021	$614
2022	$561
2023	$506

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2019	2019	2018
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	384	372
SIRIUS XM Holdings Margin Loan	800	800	600
Subsidiary notes and loans:
SIRIUS XM 3.875% Senior Notes due 2022	1,000	994	994
SIRIUS XM 4.625% Senior Notes due 2023	500	497	497
SIRIUS XM 6% Senior Notes due 2024	1,500	1,490	1,490
SIRIUS XM 5.375% Senior Notes due 2025	1,000	993	992
SIRIUS XM 5.375% Senior Notes due 2026	1,000	991	991
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,488	1,487
Pandora 1.75% Convertible Senior Notes due 2020	1	1	—
Pandora 1.75% Convertible Senior Notes due 2023	193	151	—
SIRIUS XM Senior Secured Revolving Credit Facility	582	582	439
SIRIUS XM Holdings leases	—	—	5
Deferred financing costs		(10)	(9)
Total Liberty SiriusXM Group	8,476	8,361	7,858
Braves Group
Subsidiary notes and loans:
Notes and loans	480	480	494
Deferred financing costs		(6)	(3)
Total Braves Group	480	474	491
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	1,117	1,062
1% Cash Convertible Notes due 2023 (1)	450	504	463
2.25% Exchangeable Senior Debentures due 2046 (1)	212	229	209
2.25% Exchangeable Senior Debentures due 2048 (1)	385	430	381
Live Nation Margin Loan	—	—	—
Other	33	33	33
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,909	2,910
Deferred financing costs		(18)	(19)
Total Formula One Group	4,982	5,204	5,039
Total debt	$13,938	14,039	13,388
Debt classified as current		(13)	(17)
Total long-term debt		$14,026	13,371

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.  As of March 31, 2019, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037. As of March 31, 2019, the basket price of the securities underlying the Bond Hedge Transaction was $49.73 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of March 31, 2019 and December 31, 2018 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted to $61.16 per share. As of March 31, 2019, the basket price of the securities underlying the Amended Warrant Transactions was $49.73 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and Warrant Transactions are attributed to the Formula One Group.

1% Cash Convertible Notes due 2023

In connection with the acquisition of Delta Topco on January 23, 2017, Liberty issued $450 million aggregate principal amount of 1% Cash Convertible Senior Notes due 2023 at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Cash Convertible Notes due 2023’’). The initial conversion rate for the notes will be 27.1091 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Cash Convertible Notes due 2023 will be settled solely in cash, and not through the delivery of any securities. Liberty used a portion of the net proceeds of the 1% Cash Convertible Notes due 2023 to increase the cash consideration payable to the selling shareholders of Formula 1 by approximately $400 million.

2.25% Exchangeable Senior Debentures due 2046

On August 17, 2016, Liberty closed a private offering of approximately $445 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2046 (the “2.25% Exchangeable Senior Debentures due 2046”), and shares of the Company’s Time Warner common stock were the reference shares attributable to the debentures. On June 14, 2018, AT&T Inc. (“AT&T”) acquired Time Warner in a stock-and-cash transaction. In accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration was paid on June 22, 2018 as an extraordinary additional distribution to holders of debentures, and the stock portion of the acquisition consideration became reference shares attributable to the debentures. Also pursuant to the indenture, the original principal amount of the 2.25% Exchangeable Senior Debentures due 2046 was reduced by an amount equal to the extraordinary additional distribution of $229 million, calculated as $514.1295 per $1,000 original principal amount of debentures. Additionally, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares will be distributed by the Company to holders of the debentures as an additional distribution.

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

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver SIRIUS XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of SIRIUS XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of SIRIUS XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of SIRIUS XM Holdings common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Liberty Sirius XM Group. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty used a portion of the net proceeds of the 2.25% Exchangeable Senior Debentures due 2048 to repay amounts outstanding under the Live Nation Margin Loan. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying consolidated statements of operations.

Margin Loans

SIRIUS XM Holdings Margin Loan

In March 2019, Liberty extended its margin loan agreement comprised of a $250 million term loan, $500 million revolving line of credit and a $600 million delayed draw term loan, which is scheduled to mature during March 2021. The term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 4.65% per annum at March 31, 2019. As of March 31, 2019, availability under the SIRIUS XM Holdings Margin Loan was $550 million. 1,000 million shares of SIRIUS XM Holdings

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

common stock held by Liberty with a value of $5,670 million were pledged as collateral to the SIRIUS XM Holdings Margin Loan as of March 31, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). Interest on the margin loan is payable on the last business day of each calendar quarter. As of March 31, 2019, availability under the Live Nation Margin Loan was $600 million. As discussed in note 8,  53.7 million shares of the Company’s Live Nation common stock with a value of $3,415 million were pledged as collateral to the loan as of March 31, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Pandora 1.75% Convertible Senior Notes due 2020

SIRIUS XM Holdings acquired $152 million principal amount of the 1.75% Convertible Senior Notes due 2020 as part of the Pandora acquisition. On February 14, 2019, Pandora announced a tender offer to repurchase for cash any and all of its outstanding 1.75% Convertible Senior Notes due 2020 at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to, but not including, the repurchase date.  On March 18, 2019, SIRIUS XM Holdings purchased $151 million principal amount of the 1.75% Convertible Senior Notes due 2020.

Pandora 1.75% Convertible Senior Notes due 2023

SIRIUS XM Holdings acquired $193 million principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the Pandora acquisition.  SIRIUS XM Holdings allocates the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to noncontrolling interest in equity of subsidiaries and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 1.75% Convertible Senior Notes due 2023 over the carrying amount of the liability component is recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date.

SIRIUS XM Holdings Senior Secured Revolving Credit Facility

SIRIUS XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of SIRIUS XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM Holdings' assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Borrowings outstanding under the Credit Facility as of March 31, 2019 bore interest at a rate of 4.46% per annum. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM Holdings is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of March 31, 2019 was 0.25% per annum and is payable on a quarterly basis.  As the amount

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,167 million as of March 31, 2019.

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of March 31, 2019
	March 31,	December 31,	Borrowing	Weighted avg	Maturity
	2019	2018	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$7	17	185	3.49%	various
Ballpark funding
Term loan	52	52	NA	4.11%	August 2021
Senior secured note	192	195	NA	3.77%	September 2041
Floating rate notes	69	70	NA	4.50%	September 2029
Mixed-use credit facilities and loans	160	160	298	4.53%	various
Spring training credit facility	—	—	40	3.57%	December 2022
Total Braves Holdings	$480	494

Formula 1 Loans

On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. As of March 31, 2019, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 4.73% as of March 31, 2019. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of March 31, 2019, Formula 1 has interest rate swaps on $2.5 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM Holdings’ leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, SIRIUS XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of March 31, 2019.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2019
SIRIUS XM 3.875% Senior Notes due 2022	$995
SIRIUS XM 4.625% Senior Notes due 2023	$506
SIRIUS XM 6% Senior Notes due 2024	$1,554
SIRIUS XM 5.375% Senior Notes due 2025	$1,025
SIRIUS XM 5.375% Senior Notes due 2026	$1,021
SIRIUS XM 5.0% Senior Notes due 2027	$1,498
Pandora 1.75% Senior Notes due 2020	$1
Pandora 1.75% Senior Notes due 2023	$216

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at March 31, 2019.

(11)   Leases

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the new guidance, which established Accounting Standards Codification Topic 842 (“ASC 842”), effective January 1, 2019, and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

We elected certain of the available transition practical expedients, including those that permit us to not reassess (1) whether any expired or existing contracts are leases or contain leases, (2) the lease classification for any expired or existing leases, and (3) and initial direct costs for any existing leases as of the effective date. We elected the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of the new guidance was the recognition of right-of-use assets and lease liabilities for operating leases. In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single component and will not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The effect of the adoption on our consolidated balance sheets as of January 1, 2019 for the adoption of ASC 842 is as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	in millions
Assets
Other current assets	$360	(2)	358
Property and equipment, at cost	$3,765	(371)	3,394
Accumulated depreciation	$(1,296)	15	(1,281)
Other assets	$583	396	979

Liabilities and Equity
Current portion of debt	$17	(4)	13
Other current liabilities	$32	36	68
Long-term debt	$13,371	(1)	13,370
Other long-term liabilities	$864	9	873
Retained earnings	$13,644	(2)	13,642

The Company and its subsidiaries lease a baseball stadium and facilities, business offices, satellite transponders and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease.

Our leases have remaining lease terms of 1 year to 41 years, some of which may include the option to extend for up to 10 years,  and some of which include options to terminate the leases within 1 year.

Braves Holdings’ baseball stadium was historically accounted for as a financing obligation under the build-to-suit lease guidance. The transition guidance for a build-to-suit lease arrangement requires the lessee to derecognize the assets and liabilities that were recognized solely as a result of a transaction’s build-to-suit designation under the previous accounting guidance, with any difference recorded as an adjustment to equity as of the adoption date. Braves Holdings then applied the general lessee guidance under the new standard to the baseball stadium lease, including classifying it as a finance lease, and recorded a right-of-use asset and lease liability on the balance sheet, which has been initially measured at the present value of the remaining lease payments over the lease term.

The components of lease expense during the three months ended March 31, 2019 were as follows:

Three months ended
March 31, 2019
in millions
Finance lease cost
Depreciation of leased assets	$2
Interest on lease liabilities	1
Total finance lease cost	3
Operating lease cost	19
Sublease income	(1)
Total lease cost	$21

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The remaining weighted-average lease term and the weighted average discount rate were as follows:

Three months ended
March 31, 2019
Weighted-average remaining lease term (years):
Finance leases	29.8
Operating leases	10.2
Weighted-average discount rate:
Finance leases	4.7%
Operating leases	5.2%

Supplemental balance sheet information related to leases was as follows:

March 31,
2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$476

Current operating lease liabilities (2)	$53
Operating lease liabilities (3)	439
Total operating lease liabilities	$492

Finance Leases:
Property and equipment, at cost	$482
Accumulated depreciation	(73)
Property and equipment, net	$409

Current finance lease liabilities (2)	$10
Finance lease liabilities (3)	119
Total finance lease liabilities	$129

(1)	Included in Other assets in the condensed consolidated balance sheet
(2)	Included in Other current liabilities in the condensed consolidated balance sheet
(3)	Included in Other liabilities in the condensed consolidated balance sheet

Supplemental cash flow information related to leases was as follows:

Three months ended
March 31, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20
Financing cash flows from finance leases	$4

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at March 31, 2019 consisted of the following:

	Finance leases	Operating leases
	in millions
Remainder of 2019	$9	57
2020	11	78
2021	10	65
2022	9	61
2023	9	57
Thereafter	173	319
Total lease payments	221	637
Less: implied interest	92	145
Present value of lease liabilities	$129	492

As of March 31, 2019, SIRIUS XM Holdings had entered into an additional operating lease for office space that has not yet commenced of $33 million. This operating lease will commence in the second quarter of 2019 with a lease term of 11 years.

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2019 aggregated $205 million, which is payable as follows: $133 million in 2019, $37 million in 2020, $34 million in 2021, less than $1 million in 2022 and none thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Telephone Consumer Protection Act Suit. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against SIRIUS XM Holdings in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that SIRIUS XM Holdings violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of SIRIUS XM Holdings’ internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting SIRIUS XM Holdings from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or its internal Do-Not-Call registry.

Following a mediation, on January 31, 2019, SIRIUS XM Holdings entered into a memorandum of understanding to settle this purported class action suit.  The settlement is expected to resolve the claims of consumers for the period October 2013 through January 2019.  As part of the settlement, SIRIUS XM Holdings will agree to pay $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid.  The settlement also contemplates that SIRIUS XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, SIRIUS XM Holdings also expects to implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs.  Settlement of this matter is subject to execution of a definitive settlement agreement between the parties and, among other things, approval by the Court. This charge is included in the selling, general and administrative expense line item in the condensed consolidated financial statements for the three months ended March 31, 2019, but has been excluded from Adjusted OIBDA for the corresponding period as this charge does not relate to the on-going performance of the business.

Pre-1972 Sound Recording Litigation.  On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. In March 2019, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification, briefing in the case is complete, but the Court has not yet scheduled oral argument.

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey.  The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of sound recordings recorded prior to February 15, 1972.  The actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc.  The action is currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

SIRIUS XM Holdings believes it has substantial defenses to the claims asserted in these actions, and intends to defend these actions vigorously.

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

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews nonfinancial measures such as subscriber growth, churn and penetration.

For the three months ended March 31, 2019, the Company has identified the following subsidiaries as its reportable segments:

•

SIRIUS XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, SIRIUS XM and Pandora. SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems. SIRIUS XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music discovery platform.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. SIRIUS XM Holdings acquired Pandora on February 1, 2019, at which time it began consolidating the results of the Pandora business.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings:
Subscriber	$1,458	1,258
Advertising	209	42
Equipment	41	35
Other	36	40
Total Liberty SiriusXM Group	1,744	1,375
Braves Group
Corporate and other:
Baseball	14	20
Development	8	8
Total Braves Group	22	28
Formula One Group
Formula 1:
Primary	198	85
Other	48	29
Total Formula One Group	246	114
Consolidated Liberty	$2,012	1,517

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for SIRIUS XM Holdings during the three months ended March 31, 2019 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the three months ended March 31, 2019 were approximately $154 million and $512 million, respectively.  The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,796 million for the remainder of 2019,  $1,858 million in 2020,  $1,398 million in 2021,  $3,728 million in 2022 through 2027, and $274 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$590	530
Corporate and other	(2)	(5)
Total Liberty SiriusXM Group	588	525
Braves Group
Corporate and other	(33)	(35)
Total Braves Group	(33)	(35)
Formula One Group
Formula 1	65	3
Corporate and other	(6)	(4)
Total Formula One Group	59	(1)
Consolidated Liberty	$614	489

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$30,844	641	90
Corporate and other	529	—	—
Total Liberty SiriusXM Group	31,373	641	90
Braves Group
Corporate and other	1,479	97	15
Total Braves Group	1,479	97	15
Formula One Group
Formula 1	9,260	—	8
Corporate and other	2,107	903	—
Total Formula One Group	11,367	903	8
Elimination (1)	(309)	—	—
Consolidated Liberty	$43,910	1,641	113

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

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Consolidated segment Adjusted OIBDA	$614	489
Legal settlement (note 12)	(25)	—
Stock-based compensation	(65)	(46)
Acquisition and other related costs (note 3)	(76)	—
Depreciation and amortization	(248)	(216)
Operating income (loss)	200	227
Interest expense	(159)	(150)
Share of earnings (losses) of affiliates, net	(20)	(8)
Realized and unrealized gains (losses) on financial instruments, net	(98)	153
Other, net	8	6
Earnings (loss) before income taxes	$(69)	228

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by SIRIUS XM Holdings Inc. (“SIRIUS XM Holdings”); fluctuations in interest rates and stock prices; the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	consumer demand for our products and services and our ability to adapt to changes in demand;
•	competitor responses to our businesses’ products and services;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
•	our businesses’ significant dependence upon automakers;
•	our businesses’ ability to attract and retain subscribers in the future;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM Holdings’ satellites, could negatively impact our results and brand;
•	royalties for music rights have increased and may continue to do so in the future;
•	the integration of Pandora by SIRIUS XM Holdings and the impact of the acquisition on SIRIUS XM Holdings’ expected results of operations and financial condition;
•	the outcome of any pending or threatened litigation or investigation;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (the  “FCC”) and consumer protection laws, and adverse outcomes from regulatory proceedings;

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2018.

The information contained herein relates to Liberty Media Corporation and its controlled subsidiaries ("Liberty," the "Company," "we," "us," or "our" unless the context otherwise requires).

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is SIRIUS XM Holdings.  SIRIUS XM Holdings provides a subscription based satellite radio service through its SIRIUS XM business and operates a music discovery platform through its Pandora business, which was acquired by SIRIUS XM Holdings on February 1, 2019.  SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems. The Pandora business operates a music discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen to music, whether through mobile devices, car speakers or connected devices in the home. Formula 1 is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings") and corporate expenses. Braves Holdings owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain of the Atlanta Braves' minor league clubs and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”).

In addition to the foregoing businesses, we hold ownership interests in Live Nation Entertainment, Inc. ("Live Nation") and through SIRIUS XM Holdings, SIRIUS XM Canada Holdings, Inc. (“SIRIUS XM Canada”), which we account for as equity method investments; and we hold investments and related financial instruments in public companies such as AT&T, which are accounted for at their respective fair market values and are included in the “Corporate and other” category.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as SIRIUS XM Holdings or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2019, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM Holdings, corporate cash, investments in debt securities, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $98 million, which includes approximately $62 million of subsidiary cash.

SIRIUS XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event SIRIUS XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, SIRIUS XM Holdings acquired Pandora. See note 3 to the accompanying condensed consolidated financial statements for more information regarding the acquisition of Pandora.

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2019, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. As of March 31, 2019, the Braves Group has cash and cash equivalents of approximately $163 million. Additionally, as discussed below, the Formula One Group retains and intergroup interest in the Braves Group.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2019, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, an approximate 15.1% intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. The Formula One Group has cash and cash equivalents of approximately $372 million as of March 31, 2019, which includes approximately $260 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM Holdings	$1,744	1,375
Total Liberty SiriusXM Group	1,744	1,375
Braves Group
Corporate and other	22	28
Total Braves Group	22	28
Formula One Group
Formula 1	246	114
Total Formula One Group	246	114
Consolidated Liberty	$2,012	1,517

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM Holdings	$316	407
Corporate and other	(9)	(11)
Total Liberty SiriusXM Group	307	396
Braves Group
Corporate and other	(49)	(51)
Total Braves Group	(49)	(51)
Formula One Group
Formula 1	(47)	(109)
Corporate and other	(11)	(9)
Total Formula One Group	(58)	(118)
Consolidated Liberty	$200	227

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM Holdings	$590	530
Corporate and other	(2)	(5)
Total Liberty SiriusXM Group	588	525
Braves Group
Corporate and other	(33)	(35)
Total Braves Group	(33)	(35)
Formula One Group
Formula 1	65	3
Corporate and other	(6)	(4)
Total Formula One Group	59	(1)
Consolidated Liberty	$614	489

Revenue.    Our consolidated revenue increased $495 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was due to revenue growth of $369 million and $132 million for SIRIUS XM Holdings and Formula 1, respectively, partially offset by a decrease of $6 million for Braves Holdings. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income decreased $27 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2019 was driven by  a $89 million decrease in SiriusXM Group operating results, partially offset by $60 million and $2 million improvements in Formula One Group and Braves Group operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) options, restricted stock awards, restricted stock units and other stock-based awards granted to officers, employees and certain third parties of our subsidiaries, SIRIUS XM Holdings and Formula 1, (3) phantom stock appreciation rights granted to officers and employees of our subsidiary, Braves Holdings, pursuant to private equity plans and (4) amortization of restricted stock and performance-based restricted stock unit grants.

We recorded $65 million and $46 million of stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. The increase in stock compensation expense is primarily due to an increase at SIRIUS XM Holdings. As of March 31, 2019, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $39 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.3 years.  Additionally, as of March 31, 2019, the total unrecognized compensation cost related to unvested SIRIUS XM Holdings stock options and restricted stock units was $477 million.  The SIRIUS XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

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

Consolidated Adjusted OIBDA improved $125 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA for the three months ended March 31, 2019 was due to $63 million, $60 million and $2 million improvements in Liberty SiriusXM Group, Formula One Group and Braves Group Adjusted OIBDA, respectively, as compared to the corresponding period in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(102)	(97)
Braves Group	(7)	(6)
Formula One Group	(50)	(47)
Consolidated Liberty	$(159)	(150)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(4)	1
Braves Group	2	3
Formula One Group	(18)	(12)
Consolidated Liberty	$(20)	(8)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$1	58
Braves Group	(2)	—
Formula One Group	(97)	95
Consolidated Liberty	$(98)	153

Other, net
Liberty SiriusXM Group	$3	5
Braves Group	—	1
Formula One Group	5	—
Consolidated Liberty	$8	6

	$(269)	1

Interest expense. Consolidated interest expense increased $9 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase for the three month period ended March 31, 2019 was primarily due to an increase in interest expense for the Liberty SiriusXM Group due to an increase in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$3	1
Other	(7)	—
Total Liberty SiriusXM Group	(4)	1

Braves Group
Other	2	3
Total Braves Group	2	3

Formula One Group
Live Nation	(23)	(16)
Other	5	4
Total Formula One Group	(18)	(12)
Consolidated Liberty	$(20)	(8)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Debt and equity securities	$31	74
Debt measured at fair value	(162)	30
Change in fair value of bond hedges	51	20
Other derivatives	(18)	29
	$(98)	153

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

The unrealized losses on other derivatives for the three months ended March 31, 2019 are primarily due to losses on Formula 1 interest rate swaps.

Other, net.  Other, net income increased $2 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase is primarily due to increases in dividend income in the current period for Formula One Group and losses on dilution of investments recognized during the prior year period for Formula One Group.

Income taxes.    During the three months ended March 31, 2019, we had losses before income taxes of $69 million and income tax expense of $58 million.   During the three months ended March 31, 2018, we had earnings before income taxes of $228 million and income tax expense of  $15  million.  For the three months ended March 31, 2019, the Company recognized additional tax expense due to  a change in the effective state tax rate used to measure deferred taxes and changes in our valuation allowance, primarily as a result of the acquisition of Pandora discussed in note 3 of the accompanying condensed consolidated financial statements. For the three months ended March 31, 2018, the Company recognized additional tax expense related to state income taxes, partially offset by tax benefits from the resolution of historical matters with various tax authorities and tax deductions for stock-based compensation.

Net earnings.  We had net losses of $127 million and net earnings of  $213 million for the three months ended March 31, 2019 and 2018, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2019, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of March 31, 2019 Liberty's cash and cash equivalents and unencumbered marketable equity securities were as follows:

		Unencumbered
	Cash and Cash	Marketable
	Equivalents	Equity Securities
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$62	—
Corporate and other	36	—
Total Liberty SiriusXM Group	$98	—
Braves Group
Corporate and other	$163	—
Total Braves Group	$163	—
Formula One Group
Formula 1	$260	—
Corporate and other	112	247
Total Formula One Group	$372	247

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM Holdings, which has significant cash and cash provided by operating activities, although due to SIRIUS XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment tests imposed by the Senior Loan Facility at Formula 1 are not met. As of March 31, 2019, Liberty had $550 million available under the SIRIUS XM Holdings Margin Loan  and $600 million available under the Live Nation Margin Loan. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

	Three months ended
	March 31,
	2019	2018
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$382	393
Braves Group cash provided (used) by operating activities	43	52
Formula One Group cash provided (used) by operating activities	224	179
Net cash provided (used) by operating activities	$649	624
Liberty SiriusXM Group cash provided (used) by investing activities	$288	(471)
Braves Group cash provided (used) by investing activities	(24)	31
Formula One Group cash provided (used) by investing activities	(10)	16
Net cash provided (used) by investing activities	$254	(424)
Liberty SiriusXM Group cash provided (used) by financing activities	$(663)	121
Braves Group cash provided (used) by financing activities	(19)	(82)
Formula One Group cash provided (used) by financing activities	(3)	(209)
Net cash provided (used) by financing activities	$(685)	(170)

Liberty’s primary use of cash during the three months ended March 31, 2019 (excluding cash used by SIRIUS XM Holdings, Formula 1 and Braves Holdings) was $222 million of Series C Liberty SiriusXM common stock repurchases. These repurchases were primarily funded by borrowings of debt.

SIRIUS XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding SIRIUS XM Holdings common stock, repayment of long-term debt, additions to property and equipment resulting from satellite construction and dividends paid to stockholders.  The SIRIUS XM Holdings uses of cash were funded by cash provided by operating activities, cash received from the acquisition of Pandora and borrowings of debt. During the three months ended March 31, 2019,  SIRIUS XM Holdings declared a cash dividend, and paid in cash an aggregate amount of $57 million, of which Liberty received $38 million. On April 23, 2019,  SIRIUS XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock payable on May 31, 2019 to stockholders of record as of the close of business on May 10, 2019.  SIRIUS XM Holdings’ board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock.

Braves Holdings’ primary uses of cash were capital expenditures and the repayment of outstanding debt.

The projected uses of Liberty's cash (excluding SIRIUS XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, cash from operations and borrowing capacity under margin loans and outstanding credit facilities. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

SIRIUS XM Holdings’ uses of cash are expected to be operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of outstanding debt. Liberty expects SIRIUS XM Holdings to fund its projected uses of cash with cash provided by operations, cash on hand and borrowings under its existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments and operating expenses. Liberty expects Formula 1 to fund its projected uses of cash with cash provided by operations and cash on hand.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development and new spring training facility. Liberty expects Braves Holdings to fund its projected uses of cash with borrowings under its existing debt instruments, cash provided by operations and through the issuance of new construction loans.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

SIRIUS XM Holdings.  SIRIUS XM Holdings operates two complementary audio entertainment businesses, SIRIUS XM and Pandora.

SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems.  SIRIUS XM’s satellite radios are primarily distributed through automakers; retailers; and its website. Subscribers can also receive music and other channels, plus certain other features, over SIRIUS XM’s Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  SIRIUS XM also provides connected vehicle services. The primary source of revenue for the SIRIUS XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. The SIRIUS XM business also derives revenue from advertising on select non-music channels, direct sales of its satellite radios and accessories, and other ancillary services. As of March 31, 2019, the SIRIUS XM business had approximately 34.2 million subscribers

In addition to its audio entertainment businesses, SIRIUS XM provides connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience.  SIRIUS XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services designed for improving situational awareness in vehicles, boats and planes. The SIRIUS XM business also holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada.

The Pandora business operates a music discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen to music, whether through mobile devices, car speakers or connected devices in the home.  Pandora enables listeners to create personalized stations and playlists, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of March 31, 2019, Pandora had approximately 6.9 million subscribers.  The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. (“AdsWizz”) by Pandora, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers.  As of March 31, 2019, the Pandora business had approximately 66.0 million active users.

SIRIUS XM Holdings is a separate publicly traded company and additional information about SIRIUS XM Holdings can be obtained through its website and public filings.

Results of Operations - Actual

Liberty acquired a controlling interest in SIRIUS XM Holdings on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM Holdings from that date. The results presented below include the impacts of accounting adjustments for Liberty’s acquisition of SIRIUS XM Holdings in the current and prior periods.  In addition, the results below include the financial results of Pandora from the date of acquisition by SIRIUS XM Holdings, February 1, 2019. As of March 31, 2019, there is an approximate 32% noncontrolling interest in SIRIUS XM Holdings, and the net earnings (loss) of SIRIUS XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM Holdings’ actual operating results were as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
SIRIUS XM:
Subscriber revenue	$1,370	1,258
Advertising revenue	46	42
Equipment revenue	41	35
Other revenue	36	40
Total SIRIUS XM revenue	1,493	1,375
Pandora:
Subscriber revenue	88	—
Advertising revenue	163	—
Total Pandora revenue	251	—
Total revenue	1,744	1,375
Operating expenses (excluding stock-based compensation included below):
SIRIUS XM cost of services	(569)	(524)
Pandora cost of services	(170)	—
Subscriber acquisition costs	(108)	(123)
Selling, general and administrative expenses (excluding legal settlement)	(262)	(171)
Other operating expenses	(45)	(27)
Adjusted OIBDA	590	530
Legal settlement	(25)	—
Stock-based compensation	(49)	(34)
Acquisition and other related costs	(76)	—
Depreciation and amortization	(124)	(89)
Operating income	$316	407

SIRIUS XM Subscriber revenue includes self-pay and paid promotional subscriptions,  U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 9% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was primarily attributable to higher U.S. Music Royalty Fees due to a higher music royalty rate and higher self-pay subscription revenue as a result of a  4% increase in the daily weighted average number of subscribers.

SIRIUS XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 10% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was primarily due to increases in rates charged per spot as well as a greater number of advertising spots sold and transmitted.

SIRIUS XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 17% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was driven by an increase in royalty revenue due to SIRIUS XM’s transition to a new generation of chipsets.

Sirius XM Other revenue includes service and advisory revenue from SIRIUS XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased approximately 10% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease was primarily driven by a decrease in data usage revenue generated from connected vehicle services.

Pandora revenue includes actual results for the period from the acquisition date to March 31, 2019.

SIRIUS XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

•

Revenue Share and Royalties include royalties for transmitting content and web streaming as well and automaker, content provider and advertising revenue share. Revenue share and royalties increased 12% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was due to an increase in SIRIUS XM’s pre-1972 royalties,  overall greater revenue subject to revenue share with the automakers and higher streaming royalties.

•

Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 2% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was primarily due to higher content licensing costs.

•

Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing increased 4% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was driven by increased transaction fees from a larger subscriber base and higher bad debt expense, partially offset by lower call center costs due to lower agent rates.

•

Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories as well as connected vehicles and devices and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of services increased 7% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was driven primarily by higher wireless costs associated with SIRIUS XM’s streaming services and higher repeater network costs, partially offset by lower direct satellite radio sales to consumers.

Pandora Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora cost of services was $170 million for the period from the acquisition date to March 31, 2019.

•

Revenue Share and Royalties include licensing fees paid for streaming music or other content to Pandora listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period.

•	Programming and Content includes costs to produce live listener events and promote content.
•	Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
•

Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers.

Subscriber acquisition costs are costs only associated with SIRIUS XM and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three months ended March 31, 2019, subscriber acquisition costs decreased approximately 14%, as compared to the corresponding period in the prior year. The decrease was driven by reductions to OEM hardware subsidy rates and lower subsidized costs related to the transition of chipsets.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2019, selling, general and administrative expense increased 53%, as compared to the corresponding period in the prior year.  The increase was primarily due to additional expenses associated with the inclusion of Pandora, additional subscriber communications, retention programs and acquisition campaigns, higher personnel-related costs and higher information technology.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2019 other operating expenses increased approximately 67%, as compared to the corresponding period in the prior year. The increase was driven by additional expenses associated with the inclusion of Pandora.

Legal settlement relates to a one-time $25 million legal settlement reserve for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying condensed consolidated financial statements for the three months ended March 31, 2019, but has been excluded from Adjusted OIBDA for the corresponding period as this charge does not relate to the on-going performance of the business.

Stock-based compensation increased 44% during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted and the continued vesting of outstanding awards.

Acquisition related costs represent costs associated with the acquisition of Pandora and related reorganization costs.

Depreciation and amortization expense increased 40% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year.  The increase is primarily due to an increase in amortization expense attributable to intangibles recognized in connection with the Pandora acquisition and higher depreciation expense related to additional assets placed in service.

Results of Operations – Pro forma

Although Pandora’s results are only included in SIRIUS XM Holdings’ results beginning on February 1, 2019, we believe a discussion of SIRIUS XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of SIRIUS XM Holdings for the full three months ended March 31, 2019. The pro forma financial information was prepared based on the historical financial information of SIRIUS XM Holdings (as disclosed above) and Pandora and assuming the acquisition of Pandora took place on January 1, 2018.  The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of SIRIUS XM Holdings had the business combination occurred on January 1, 2018, or to project the results of operations of SIRIUS XM Holdings or Liberty for any future periods.

SIRIUS XM Holdings’ pro forma operating results were as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
SIRIUS XM:
Subscriber revenue	$1,370	1,258
Advertising revenue	46	42
Equipment revenue	41	35
Other revenue	38	43
Total SIRIUS XM revenue	1,495	1,378
Pandora:
Subscriber revenue	134	104
Advertising revenue	231	215
Total Pandora revenue	365	319
Total revenue	1,860	1,697
Operating expenses (excluding stock-based compensation included below):
SIRIUS XM cost of services	(569)	(524)
Pandora cost of services	(255)	(255)
Subscriber acquisition costs	(108)	(123)
Selling, general and administrative expenses	(307)	(295)
Other operating expenses	(55)	(51)
Adjusted OIBDA	566	449
Legal settlement	(25)	—
Stock-based compensation	(60)	(61)
Depreciation and amortization	(139)	(130)
Operating income	$342	258

Please refer to the disclosure above regarding changes in SIRIUS XM revenue.

Pro forma Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pro forma Pandora subscriber revenue increased 29% during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was primarily due to an increase in the number of subscribers and an increase in the average price paid per subscriber due to the growth of Pandora Plus and Pandora Premium subscribers.

Pro forma Pandora advertising revenue is generated primarily from audio, display and video advertising. Pro forma Pandora advertising revenue increased 7% during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was primarily due to off-platform programmatic advertising revenue related to the AdsWizz acquisition during the second quarter of 2018 and an increase in the average price per ad due to new advertising products, partially offset by a decrease in ad hours resulting in a lower number of ads sold.

Please refer to the disclosure above regarding changes in SIRIUS XM cost of services.

Pro forma Pandora  cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pro forma Pandora costs of services were flat during the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

•

Pro forma revenue share and royalties include licensing fees paid for streaming music or other content to Pandora listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Pro forma revenue share and royalties decreased during the three months ended March 31, 2019 as compared to the corresponding period in the prior year due to lower minimum guarantees related to Pandora’s direct license agreements with major and independent labels, distributors, performing rights organizations and publishers.
•

Pro forma programming and content includes costs to produce live listener events and promote content. Pro forma programming and content increased during the three months ended March 31, 2019, as compared to the corresponding period in the prior year due to expenses associated with AdsWizz, which was acquired during the second quarter of 2018.

•

Pro forma customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Pro forma customer service and billing increased during the three months ended March 31, 2019, as compared to the corresponding period in the prior year, driven by higher bad debt expense and increased transaction fees from a larger user base.

•

Pro forma other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Pro forma other costs were flat during the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

Please refer to the disclosure above regarding changes in subscriber acquisition costs.

Pro forma selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2019,  pro forma selling, general and administrative expense increased 4%, as compared to the corresponding period in the prior year.  The increase was primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs.

Pro forma other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2019, pro forma other operating expenses increased approximately 8%, as compared to the corresponding period in the prior year. The increase was driven by higher personnel-related costs.

Please refer to the disclosure above regarding the legal settlement expense recorded during the three months ended March 31, 2019.

Pro forma stock-based compensation was relatively flat during the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

Pro forma depreciation and amortization expense increased 7% for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase is primarily due to higher depreciation expense related to additional assets placed in service.

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

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Primary Formula 1 revenue	$198	85
Other Formula 1 revenue	48	29
Total Formula 1 revenue	246	114
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(148)	(81)
Selling, general and administrative expenses	(33)	(30)
Adjusted OIBDA	65	3
Stock-based compensation	(4)	(3)
Depreciation and amortization	(108)	(109)
Operating income (loss)	$(47)	(109)

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

The 2019 and 2018 World Championship calendars each consist of 21 Events. Two Events took place during the three months ended March 31, 2019 compared to one Event during the three months ended March 31, 2018.

Primary Formula 1 revenue increased $113 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. Race promotion fees increased during the three months ended March 31, 2019, as compared to the corresponding period in the prior year due to the additional Event. Broadcasting revenue increased during the three months ended March 31, 2019, as compared to the corresponding period in the prior year due to the impact of higher proportionate recognition of season-based income during the current period resulting from one additional Event and contractual rate increases.  Broadcasting revenue was recognized for two out of twenty-one Events during the three months ended March 31, 2019, compared to one out of twenty-one Events during the three months ended March 31, 2018. Advertising and sponsorship revenue increased during the three months ended March 31, 2019, as compared to the corresponding period in the prior year due to the additional Event and revenue from new contracts.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to administering the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the Formula 2 and Formula 3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations. The $19 million increase in Other Formula 1 revenue during the three months ended March 31, 2019, as compared the corresponding period in the prior year was primarily attributable to the additional Event and an increase in digital revenue. The additional Event resulted in increased revenue from the Paddock Club, support events, television production and other technical services.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Team payments	$(96)	(45)
Other costs of Formula 1 revenue	(52)	(36)
Cost of Formula 1 revenue	$(148)	(81)

Cost of Formula 1 revenue increased approximately $67 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments increased by $51 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in team payments during 2019  was attributable to the pro rata recognition of estimated fixed and variable Prize Fund elements, driven by the impact of one additional Event in the current year period.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. The increase in other costs for the three months ended March 31, 2019 as compared to the corresponding period in the prior year is primarily due the additional Event, which drove increases in technical, travel and logistical, hospitality and Formula 2 costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $3 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in selling, general and administrative expense during 2019  was primarily driven by higher marketing costs.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization was relatively flat during the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

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

Operating results attributable to Braves Holdings were as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Baseball revenue	$14	20
Development revenue	8	8
Total Braves Holdings revenue	22	28
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(28)	(40)
Selling, general and administrative expenses	(25)	(21)
Adjusted OIBDA	(31)	(33)
Stock-based compensation	(3)	—
Depreciation and amortization	(13)	(16)
Operating income	$(47)	(49)

Home Games	—	3

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. Braves Holdings’ revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. For the three months ended March 31, 2019, revenue decreased $6 million, as compared to the corresponding prior year period. The decrease was due to a decrease of $6 million in baseball revenue, due to no home games during the three months ended March 31, 2019 compared to three home games during the three months ended March 31, 2018.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2019, other operating expenses decreased $12 million, as compared to the corresponding period in the prior year. The decrease was driven by no home games during the three months ended March 31, 2019 leading to lower recognition of player salaries and other game day operating expenses. In addition, released and injured players during the prior period accelerated the recognition of salaries in such period.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three months ended March 31, 2019, selling, general and administrative expense increased $4 million as compared to the corresponding period in the prior year. The increase was driven by higher legal costs during the period.

Stock-based compensation increased $3 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was driven by the timing of grants of awards.

Depreciation and amortization decreased $3 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease was primarily due to a decrease in depreciation expense related to the new stadium as a result of the adoption of ASC 842.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$1,382	4.6%	$7,094	4.9%
Braves Group	$143	5.4%	$337	3.6%
Formula One Group	$407	5.0%	$4,575	3.3%

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

At March 31, 2019, the fair value of our marketable debt and equity securities was $703 million. Had the market price of such securities been 10% lower at March 31, 2019, the aggregate value of such securities would have been approximately $70 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at March 31, 2019 the aggregate value of such security would have been $443 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In February 2019, SIRIUS XM Holdings acquired Pandora. As a result of the acquisition, SIRIUS XM Holdings is reviewing the internal controls of Pandora and is making appropriate changes as deemed necessary. Except for the changes in internal control at Pandora,  there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Telephone Consumer Protection Act Suit. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against SIRIUS XM Holdings in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that SIRIUS XM Holdings violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of SIRIUS XM Holdings’ internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting SIRIUS XM Holdings from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or its internal Do-Not-Call registry. The plaintiff has filed a motion seeking class certification, and that motion is pending.

Following a mediation, on January 31, 2019, SIRIUS XM Holdings entered into a memorandum of understanding to settle this purported class action suit.  The settlement is expected to resolve the claims of consumers for the period October 2013 through January 2019.  As part of the settlement, SIRIUS XM Holdings will agree to pay $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid.  The settlement also contemplates that SIRIUS XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, SIRIUS XM Holdings also expects to implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs.  Settlement of this matter is subject to execution of a definitive settlement agreement between the parties and, among other things, approval by the Court.

Pre-1972 Sound Recording Litigation.  On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. In March 2019, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification, briefing in the case is complete, but the Court has not yet scheduled oral argument.

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey.  The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of sound recordings recorded prior to February 15, 1972.  The actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc.  The action is currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

SIRIUS XM Holdings believes it has substantial defenses to the claims asserted in these actions, and intends to defend these actions vigorously.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report for the year ended December 31, 2018.

SIRIUS XM Holdings faces substantial competition and that competition is likely to increase over time.

SIRIUS XM Holdings competes for the time and attention of its listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, brand awareness, reputation and, in the case of its ad-supported Pandora service, perception of ad load.  SIRIUS XM Holdings’ ability to attract and retain subscribers and listeners depends on its success in creating and providing popular or unique programming. A summary of certain services that competes with SIRIUS XM Holdings is contained in the section entitled “Item 1. Business - Competition” of our Annual Report on Form 10-K for the year ended December 31, 2018.

SIRIUS XM Holdings’ subscribers and listeners can obtain similar content for free through terrestrial radio stations, YouTube and other internet services. SIRIUS XM Holdings also competes for the time and attention of its listeners with providers of other in-home and mobile entertainment services, and it competes for advertising sales with large scale online advertising platforms, such as Amazon, Facebook and Google, and with traditional media companies.

SIRIUS XM Holdings’ streaming services also competes for listeners on the basis of the presence and visibility of its apps, which are distributed via the largest app stores operated by Apple and Google. SIRIUS XM Holdings faces significant competition for listeners from these companies, which also promote their own music and content.  In addition, SIRIUS XM Holdings’ competitors’ products may be pre-loaded or integrated into consumer electronics products or automobiles, creating a visibility advantage. If SIRIUS XM Holdings is unable to compete successfully for listeners against other media providers, SIRIUS XM Holdings’ listener hours and subscribers may decline and its business may suffer. Additionally, the operator of an app store may reject SIRIUS XM Holdings’ app or amend the terms of their license in a way that inhibits SIRIUS XM Holdings’ ability to distribute its apps, negatively affects its business, or limits its ability to increase subscribers and listeners.

Competition could result in lower subscription, advertising or other revenue and an increase in SIRIUS XM Holdings’ expenses and, consequently, lower its earnings and free cash flow. SIRIUS XM Holdings cannot provide assurance that it will be able to compete successfully with its existing or future competitors or that competition will not have an adverse impact on its operations and financial condition.

If SIRIUS XM Holdings’ efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, its business will be adversely affected.

SIRIUS XM Holdings’ business could be adversely affected if it is unable to attract new subscribers and listeners and retain its current subscribers and listeners consistent with its past performance.

SIRIUS XM Holdings’ ability to increase the number of subscribers and listeners to its services, retain its subscribers and listeners or convert listeners into subscribers, is uncertain and subject to many factors, including:

∠ the price of SIRIUS XM Holdings’ service;
∠ the effectiveness of SIRIUS XM Holdings’ marketing programs;
∠ with respect to its Sirius XM service, the sale or lease rate of new vehicles in the United States;
∠ the rate at which SIRIUS XM Holdings’ self-pay subscribers to its Sirius XM service buy and sell new and used vehicles in the United States;
∠ SIRIUS XM Holdings’ ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to its Sirius XM service;

∠ the perceived value of SIRIUS XM Holdings’ programming and the packages and services it offers;
∠ SIRIUS XM Holdings’ ability to introduce features in a manner that is favorably received by its listeners and subscribers;
∠ SIRIUS XM Holdings’ ability to respond to evolving consumer tastes; and
∠ actions by SIRIUS XM Holdings’ competitors, such as Apple, Google, Amazon, Facebook and other audio entertainment and information providers.

Growing SIRIUS XM Holdings’ ad-supported listener base is an important element of its Pandora business. Increases in its ad-supported listener base increase the size of demographic groups targeted by advertisers, which improves SIRIUS XM Holdings’ ability to deliver advertising in a manner that maximizes advertisers return on investment and, ultimately, demonstrates the effectiveness of its advertising solutions. If SIRIUS XM Holdings fails to grow its listener base and listener hours, particularly in key demographic groups, such as young adults, SIRIUS XM Holdings may be unable to grow advertising revenue, and its business will be adversely affected.

SIRIUS XM Holdings engages in extensive marketing efforts and the continued effectiveness of those efforts are an important part of its business.

SIRIUS XM Holdings engages in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to its services. SIRIUS XM Holdings employs a wide variety of communications tools as part of its marketing campaigns, including telemarketing efforts and email solicitations. The effectiveness of its marketing efforts is affected by a broad range of factors, including creative and execution factors. SIRIUS XM Holdings’ ability to reach consumers with radio and television advertising, direct mail materials, email solicitations and telephone calls is an important part of its efforts and a significant factor in the effectiveness of its marketing. If SIRIUS XM Holdings is unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters or call blocking technologies, its marketing efforts will be adversely affected. A decline in the effectiveness of its marketing efforts could have an adverse impact on its operations and financial condition.

A substantial number of SIRIUS XM Holdings’ subscribers periodically cancel their subscriptions and SIRIUS XM Holdings cannot predict how successful it will be at retaining customers.

As part of SIRIUS XM Holdings’ business, it experiences, and expects to experience in the future, subscriber turnover (i.e., churn). If SIRIUS XM Holdings is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected.

SIRIUS XM Holdings cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to its Sirius XM service. A substantial portion of Sirius XM subscribers are on discounted pricing plans and SIRIUS XM Holdings’ ability to retain these subscribers or migrate them to higher priced plans is uncertain. A substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

SIRIUS XM Holdings’ ability to profitably attract and retain subscribers as its marketing efforts reach more price-sensitive consumers is uncertain.

SIRIUS XM Holdings’ efforts to acquire subscribers purchasing or leasing used vehicles may attract Sirius XM subscribers of more limited economic means. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of SIRIUS XM Holdings’ marketing efforts may also attract more price sensitive subscribers; and its efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of SIRIUS XM Holdings’ subscriber base, such as the expected increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. Each of these factors may harm SIRIUS XM Holdings’ revenue or require additional spending on marketing efforts to demonstrate the value of its service.

SIRIUS XM Holdings’ failure to convince advertisers of the benefits of its ad-supported service could harm its business.

SIRIUS XM Holdings derives substantial revenue on its Pandora service from the sale of advertising. SIRIUS XM Holdings’ ability to attract and retain advertisers, and ultimately to sell its advertising inventory, depends on a number of factors, including:

∠ increasing the number of listener hours, particularly within high-value demographics;
∠ keeping pace with changes in technology and its competitors, some of whom have significant influence over the distribution of its app;

∠ competing effectively for advertising with other dominant online services, such as Google and Facebook, as well as other marketing and media outlets, some of which provide services to SIRIUS XM Holdings that it depends upon to fulfill the advertising it sells;

∠ successfully competing for local radio advertising;
∠ demonstrating the value of advertisements to reach targeted audiences, including the value of mobile digital advertising;

∠ ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that SIRIUS XM Holdings serves listeners) do not have a negative impact on listener hours;

∠ continuing to develop and diversify its advertising platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels; and
∠ adapting to technologies designed to block the display of its ads.

SIRIUS XM Holdings’ agreements with advertisers are generally short-term and may be terminated at any time by the advertiser. Advertisers may leave SIRIUS XM Holdings for competing alternatives at any time. Failure to demonstrate to advertisers the value of its Pandora service would result in reduced spending by, or loss of, advertisers, which would harm its revenue and business.

If SIRIUS XM Holdings is unable to maintain revenue growth from its advertising products, particularly in mobile advertising, its results of operations will be adversely affected.

The substantial majority of the total listening to the Pandora service occurs on mobile devices, and SIRIUS XM Holdings expects that mobile listening will continue to be a substantial majority of its total usage for the foreseeable future.  SIRIUS XM Holdings is engaged in efforts to continue to convince advertisers of the capabilities and value of mobile digital advertising and to direct an increasing portion of their advertising spend to its ad-supported Pandora service.

SIRIUS XM Holdings is continuing to build its sales capability to penetrate local advertising markets, which places SIRIUS XM Holdings in competition with terrestrial radio. SIRIUS XM Holdings may not be able to capture an increasing share of local and audio advertising revenue, which may have an adverse impact on future revenue and income.

SIRIUS XM Holdings continues to work on initiatives that could increase its number of listener hours on mobile and other connected devices, including efforts to expand the reach of its Pandora service by making it available on a variety of devices, such as devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, SIRIUS XM Holdings must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. SIRIUS XM Holdings may not be able to effectively monetize inventory generated by listeners using mobile and connected devices, or do so in a time frame that supports its business plans.

If SIRIUS XM Holdings fails to accurately predict and play music, comedy or other content that its listeners enjoy, it may fail to retain existing and attract new listeners.

A key differentiating factor between the Pandora service and other music content providers is its ability to predict music that its listeners will enjoy. The effectiveness of SIRIUS XM Holdings’ personalized playlist generating system depends, in part, on its ability to gather and effectively analyze large amounts of listener data and feedback. SIRIUS XM Holdings has no assurance that it will continue to be successful in enticing listeners to its Pandora service to give a thumbs-up or thumbs-down to enough songs to effectively predict and select new and existing songs. In addition, SIRIUS XM Holdings’ ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on its ability to acquire and appropriately categorize additional tracks that will appeal to its listeners’ diverse and changing tastes. Many of SIRIUS XM Holdings’ competitors currently have larger music and content catalogs than it offers and they may be more effective in providing their listeners with an appealing listener experience.

SIRIUS XM Holdings also provides comedy and podcast content on its Pandora service, and it also tries to predict what its listeners will enjoy using technology similar to the technology that it uses to generate personalized playlists for music. The risks that apply to predicting its listeners’ musical tastes apply to comedy, podcasts and other content to an even greater extent, particularly since SIRIUS XM Holdings lacks experience with content other than music, do not yet have as large a data set on listener preferences for comedy, podcasts and other content, and have a smaller catalog as compared to music.

SIRIUS XM Holdings’ ability to predict and select music, comedy, podcasts and other content that its listeners enjoy is important to the perceived value of its Pandora service to consumers and the failure to make accurate predictions would adversely affect its ability to attract and retain subscribers and listeners, increase listener hours and sell advertising.

If SIRIUS XM Holdings fails to protect the security of personal information about its customers, it could be subject to costly government enforcement actions and private litigation and its reputation could suffer.

The nature of SIRIUS XM Holdings’ business involves the receipt and storage of personal information about its subscribers and listeners including, in many cases, credit and debit card information. SIRIUS XM Holdings has a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may be difficult to detect for long periods of time. SIRIUS XM Holdings may be unable to anticipate or prevent unauthorized access to data pertaining to its customers, including credit card and debit card information and other personally identifiable information. SIRIUS XM Holdings’ services, which are supported by its own systems and those of third-party vendors, are vulnerable to computer malware and attacks, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.

If SIRIUS XM Holdings fails to protect the security of personal information about its customers or if an actual or perceived breach of security occurs on its systems or a vendor’s systems, SIRIUS XM Holdings could be exposed to costly government enforcement actions and private litigation and its reputation could suffer.  SIRIUS XM Holdings may also be required to expend significant resources to address these problems, including notification under various data privacy regulations, and its reputation and operating results could suffer. In addition, SIRIUS XM Holdings’ subscribers and listeners, as well as potential customers, could lose confidence in its ability to protect their personal information, which could cause them to discontinue use of SIRIUS XM Holdings’ services. This loss of confidence would also harm SIRIUS XM Holdings’ efforts to attract and retain advertisers, and unauthorized access to its programming would potentially create additional royalty expense with no corresponding revenue. Such events could adversely affect its results of operations.

In addition, hardware, software, or applications SIRIUS XM Holdings develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to SIRIUS XM Holdings’ systems or facilities, or those of third parties with whom it does business, through fraud, trickery, or other forms of deceiving its employees, contractors or other agents. SIRIUS XM Holdings may not be able to effectively control the unauthorized actions of third parties who may have access to the data it collects.

SIRIUS XM Holdings expects to integrate the Pandora service with apps provided by third parties. SIRIUS XM Holdings may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of its privacy policies, or prevent unauthorized access to, or use or disclosure of, information, any of which could expose SIRIUS XM Holdings to potential liability and negative publicity and could cause its listeners and advertisers to discontinue use of its services.

Interruption or failure of SIRIUS XM Holdings’ information technology and communications systems could impair the delivery of its service and harm its business.

SIRIUS XM Holdings relies on systems housed at its own premises and at those of third party vendors to enable subscribers and listeners to access its Pandora and Sirius XM services in a dependable and efficient manner. Any degradation in the quality, or any failure, of SIRIUS XM Holdings’ systems could reduce its revenue, cause it to lose customers and damage its brands. Although SIRIUS XM Holdings has implemented practices designed to maintain the availability of the information technology systems it relies on and mitigate the harm of any unplanned interruptions, SIRIUS XM Holdings cannot anticipate all eventualities. SIRIUS XM Holdings occasionally experience unplanned outages or technical difficulties.  SIRIUS XM Holdings could also experience loss of data or processing capabilities, which could cause it to lose customers and could harm its reputation and operating results.

SIRIUS XM Holdings relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of SIRIUS XM Holdings’ internal or external systems could prevent it from servicing customers or cause data to be unintentionally disclosed. SIRIUS XM Holdings’ services have experienced, and expects them to continue to experience, periodic service interruptions and delays involving its own systems and those of its third-party vendors.

SIRIUS XM Holdings’ data centers and its information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm its systems. The occurrence of any of these events could result in interruptions in SIRIUS XM Holdings’ services and to unauthorized access to, or alteration of, the content and data contained on its systems and that these third-party vendors store and deliver on its behalf.

Damage or interruption to SIRIUS XM Holdings’ data centers and information technology and communications centers could expose it to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of its computer systems. The compromise of personal, confidential or proprietary information could also subject SIRIUS XM Holdings to legal liability or regulatory action under evolving cybersecurity, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other foreign jurisdictions or by various regulatory organizations. As a result, SIRIUS XM Holdings’ ability to conduct its business and its results of operations might be adversely affected.

Privacy and data security laws and regulations may impose legal liabilities and may hinder SIRIUS XM Holdings’ ability to sell advertising.

SIRIUS XM Holdings collects and uses demographic and other information, including location information, from and about its listeners and artists as they interact with SIRIUS XM Holdings’ services through the internet. Further, SIRIUS XM Holdings and third parties use tracking technologies, including “cookies” and related technologies, to help it manage and track its listeners’ interactions with its services and deliver relevant advertising. Third parties may, either without SIRIUS XM Holdings’ knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize its listeners’ or artists’ personally identifiable information, or data associated with particular users, devices or artists.

Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the collection, use, retention, sharing and security of the data SIRIUS XM Holdings receives. Privacy groups and government authorities have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and SIRIUS XM Holdings expects such scrutiny to increase. Alleged violations of laws and regulations relating to privacy and data may expose SIRIUS XM Holdings to potential liability, may require it to expend significant resources in responding to and defending such allegations and claims and could in the future result in negative publicity and a loss of confidence in SIRIUS XM Holdings by its subscribers, listeners and advertisers.

Existing privacy-related laws and regulations, and new privacy-related regulations, such as the European General Data Protection Regulation and the California Consumer Privacy Act, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in SIRIUS XM Holdings’ listeners’ expectations and demands regarding privacy and data security, may limit its ability to collect, use and disclose listener data. Restrictions on SIRIUS XM Holdings’ ability to collect, access and harness listener data, or to use or disclose listener data or profiles that it develops using such data, could limit its ability to deliver personalized content to its listeners and offer targeted advertising opportunities to its advertising customers, each of which are important to the success of its business. Increased regulation of data utilization and distribution practices could increase SIRIUS XM Holdings’ cost of operation or otherwise adversely affect its business.

Consumer protection laws and SIRIUS XM Holdings’ failure to comply with them could damage its business.

Federal and state consumer protection laws, rules and regulations cover nearly all aspects of SIRIUS XM Holdings’ marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with consumers. The nature of SIRIUS XM Holdings’ business requires it to expend significant resources to try to ensure that its marketing activities comply with consumer protection laws, including laws relating to telemarketing activities and privacy. There can be no assurance that these efforts will be successful or that SIRIUS XM Holdings will not have to expend even greater resources in its compliance efforts.

Modifications to consumer protection laws, including decisions by courts and administrative agencies interpreting these laws, could have an adverse impact on SIRIUS XM Holdings’ ability to attract and retain subscribers and listeners to its services. There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that SIRIUS XM Holdings’ operations will comply with all applicable laws, which could have an adverse impact on its operations and financial condition.

SIRIUS XM Holdings relies on third parties for the operation of its business, and the failure of third parties to perform could adversely affect its business.

SIRIUS XM Holdings’ business depends, in part, on various third parties, including:

∠ manufacturers that build and distribute satellite radios;
∠ companies that manufacture and sell integrated circuits for satellite radios;
∠ third-party software that SIRIUS XM Holdings incorporates in and includes with its apps and service;
∠ programming providers, including agreements with owners of various copyrights in music, and on-air talent;
∠ vendors that operate its call centers;
∠ vendors that have designed or built, and vendors that support or operate, other important elements of SIRIUS XM Holdings’ systems, including its satellites;
∠ Apple, who distributes SIRIUS XM Holdings’ apps through its App Store and who SIRIUS XM Holdings relies on to collect fees and approve the terms of its consumer offers; and

∠ Google, who distributes SIRIUS XM Holdings’ apps through its App Store, who SIRIUS XM Holdings relies on to collect fees and approve the terms of its consumer offers, and who plays an important role in the fulfillment of the ads SIRIUS XM Holdings sells on its Pandora platform.

If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with SIRIUS XM Holdings’ standards and practices relating to business integrity, personnel and cybersecurity, its business could be adversely affected. For example, Space Systems/Loral (which is now the space solutions group of Maxar) has announced that it is restructuring its business and will no longer focus on manufacturing large geostationary communications satellites. The company is currently building two satellites for the Sirius XM service (the SXM-7 and SXM-8 satellites). Maxar’s new business focus could adversely affect the delivery schedules of these satellites and the on-going technical support for SIRIUS XM Holdings’ existing in-orbit satellites.

The operation of SIRIUS XM Holdings’ apps and service offerings could be impaired if errors occur in the third party software that it uses. It is difficult for SIRIUS XM Holdings to correct any defects in third party software because the development and maintenance of the software is not within its control. There can be no assurance that any third party licensors will continue to make their software available to SIRIUS XM Holdings on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third-party licensors could harm SIRIUS XM Holdings’ Internet services.

In addition, a number of third parties on which SIRIUS XM Holdings depends have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to SIRIUS XM Holdings in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to SIRIUS XM Holdings as part of seeking bankruptcy protection.

SIRIUS XM Holdings’ business depends in part upon the auto industry.

A substantial portion of the subscription growth for SIRIUS XM Holdings’ satellite radio service has come from purchasers and lessees of new and used automobiles in the United States, and SIRIUS XM Holdings expects this to be an important source of subscribers for its satellite radio service in the future.

SIRIUS XM Holdings has agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.  SIRIUS XM Holdings’ business could be adversely affected if automakers do not continue to include its Sirius XM service in their products.

Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for SIRIUS XM Holdings’ satellite radio service may be adversely impacted.

Sales of used vehicles represent a significant source of new subscribers for SIRIUS XM Holdings’ satellite radio service.  SIRIUS XM Holdings has agreements with auto dealers and companies operating in the used vehicle market to provide it with data on sales of used satellite radio enabled vehicles. The continuing availability of this data is important to SIRIUS XM Holdings’ future growth, and the loss of such data may harm its revenue and business.

SIRIUS XM Holdings’ Pandora business depends in part upon consumer electronics manufacturers.

A key element of SIRIUS XM Holdings’ strategy to expand the reach of its Pandora service and increase the number of its subscribers and listeners is to establish and maintain relationships with automakers and consumer electronics manufacturers that integrate the service into and with their products. SIRIUS XM Holdings’ business could be adversely affected if automakers and consumer electronics manufacturers do not continue to provide access to its service or are unwilling to do so on terms acceptable to SIRIUS XM Holdings.

The market for music rights is changing and is subject to significant uncertainties.

SIRIUS XM Holdings must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works in order to operate its Sirius XM service. Traditionally, BMI, ASCAP and SESAC have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers.  These traditional arrangements are changing. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to SIRIUS XM Holdings’ business, including increasing licensing costs and reducing the availability of certain pieces for use on its services.

Under the United States Copyright Act (the “Copyright Act”),  SIRIUS XM Holdings also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on its Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board.  Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s December 2017 decision governing sound recording royalties for satellite radio, SIRIUS XM Holdings is required to pay a royalty based on its gross revenue associated with its satellite radio service, subject to certain exclusions, of 15.5% per year for each of the next nine years.  This is a substantial increase over the royalty rate of 11% of its gross revenue associated with SIRIUS XM’s satellite radio service that it paid in 2017.

SIRIUS XM Holdings’ ability to offer interactive features in its Pandora services depends upon maintaining licenses with copyright owners.

Pandora has direct license agreements with dozens of sound recording copyright owners, with thousands of musical work copyright owners. These agreements grant SIRIUS XM Holdings the right to operate Pandora Premium, and add interactive features, such as replays, additional skips and offline play, to Pandora’s ad-supported service and to Pandora Plus.

These direct licenses are complex and require significant on-going efforts to operationalize.  SIRIUS XM Holdings may not be in compliance with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward.

If Pandora fails to maintain any of these direct licenses, or if rights to certain music were no longer available under these licenses, then SIRIUS XM Holdings may have to remove the affected music from Pandora’s services, or discontinue certain interactive features for such music, and it might become commercially impractical for SIRIUS XM Holdings to operate Pandora Premium. Any of these occurrences could have an adverse effect on SIRIUS XM Holdings’ business, financial condition and results of operations.

Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nations” clauses. If SIRIUS XM Holdings breaches those provisions it could, among other things, cause its payments under those agreements to escalate substantially or the counterparty could terminate its agreement. In addition, many record labels, publishers and performing rights organizations have the right to audit SIRIUS XM’s royalty payments, and audits could result in disputes over whether it has paid the proper amounts. If such a dispute were to occur, SIRIUS XM Holdings could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect its business, financial condition and results of operations.

There is no guarantee that these direct licenses will be renewed in the future or that such licenses will be available on the economic terms associated with the current licenses. If SIRIUS XM Holdings is unable to secure and maintain direct licenses for the rights to provide music on its Pandora services on terms similar to those under its current direct licenses, SIRIUS XM Holdings’ content costs could rise and adversely affect its business, financial condition and results of operations.

The rates SIRIUS XM Holdings must pay for “mechanical rights” to use musical works on its Pandora service have increased substantially and these new rates may adversely affect its business.

Pandora has direct licenses with thousands of music publishers. Those licenses provide that the royalty rate for “reproduction rights” or “mechanical rights”, which are required to offer the interactive features of its Pandora Plus and Pandora Premium services, are determined by the rate formula set by the Copyright Royalty Board for the compulsory license made available by Section 115 of the Copyright Act. These royalty rates also apply to Pandora’s use of musical works for which SIRIUS XM Holdings does not have a direct license with the copyright owners.

The Copyright Royalty Board has issued the new rate formula for the period from January 1, 2018 through December 31, 2022. The rate that SIRIUS XM Holdings pays to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming will increase annually between 2018 and 2022. Certain per-subscriber minimums also apply depending on the type of service. Unless SIRIUS XM Holdings’ appeal of this decision is successful, Pandora’s royalty costs will significantly increase compared to prior rates, which could harm its financial condition and hinder its ability to provide interactive features in its services, or may cause one or more of its subscription services to not be commercially viable.

SIRIUS XM Holdings’ use of pre-1972 sound recordings on its Pandora service could result in additional costs.

Federal copyright protection previously did not apply to sound recordings created prior to February 15, 1972. The protection of such recordings was instead governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have brought litigation against Pandora in a number of states, alleging violations of state statutory and common laws arising from the reproduction and public performance of pre-1972 sound recordings. A number of class action suits brought by various plaintiffs remain pending against Pandora.

If Pandora is found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then it could be subject to liability, the amount of which could be significant. With the passage of the Music Modernization Act in October 2018, Pandora may be able to extinguish these class actions by making payments for use of pre-1972 recordings during the three years prior to the enactment date, and such amount may also be significant.

Failure of SIRIUS XM Holdings’ satellites would significantly damage its business.

The lives of the satellites required to operate the Sirius XM service vary depending on a number of factors, including:

∠ degradation and durability of solar panels;
∠ quality of construction;
∠ random failure of satellite components, which could result in significant damage to or loss of a satellite;
∠ amount of fuel the satellite consumes; and
∠ damage or destruction as a result of electrostatic storms, terrorist attacks, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on SIRIUS XM Holdings’ in-orbit satellites have failed, and from time to time it has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and SIRIUS XM Holdings cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. In addition, the Sirius network of terrestrial repeaters communicates with a single third-party satellite. The XM network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

Any material failure of SIRIUS XM Holdings’ satellites could cause it to lose customers for its Sirius XM service and could materially harm its reputation and its operating results. SIRIUS XM Holdings holds no in-orbit insurance for its existing in-orbit satellites. Additional information regarding SIRIUS XM Holdings’ fleet of satellites is contained in the section entitled “Item 1. Business – SIRIUS XM - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of our Annual Report on Form 10-K for the year ended December 31, 2018.

The Sirius XM service may experience harmful interference from new wireless operations.

The development of new applications and services in spectrum adjacent to the frequencies licensed to SIRIUS XM Holdings, as well as the combination of signals in other frequencies, may cause harmful interference to its satellite radio service in certain areas of the United States. Certain operations or combination of operations permitted by the FCC in spectrum, other than SIRIUS XM Holdings’ licensed frequencies, results in the loss of signal to its service, and the reception of its satellite radio service can be adversely affected in certain areas. Elimination of this interference may not be possible in all cases. In other cases, SIRIUS XM Holdings’ efforts to reduce this interference may require extensive engineering efforts and additions to its terrestrial infrastructure. These mitigation efforts may be costly and take several years to implement and may not be entirely effective. In certain cases, SIRIUS XM Holdings is dependent on the FCC to assist it in preventing harmful interference to its service.

Failure to comply with FCC requirements could damage SIRIUS XM Holdings’ business.

SIRIUS XM Holdings holds FCC licenses and authorizations to operate commercial satellite radio services in the United States, including satellites, terrestrial repeaters and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although SIRIUS XM Holdings expects its licenses and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of any of SIRIUS XM Holdings’ FCC licenses or authorizations must be approved in advance by the FCC.

The operation of SIRIUS XM Holdings’ satellite radio systems is subject to significant regulation by the FCC under authority granted through the Communications Act of 1934 and related federal law. SIRIUS XM Holdings is required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of its satellite radios with those of other licensed satellite radio systems; to coordinate its satellite radio services with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate its communications links to its satellites with other systems that operate in the same frequency band.

Noncompliance by SIRIUS XM Holdings with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that Congress will not modify the statutory framework governing SIRIUS XM Holdings’ services, or that the FCC will not modify its rules and regulations in a manner that would have an adverse impact on SIRIUS XM Holdings’ operations.

Economic conditions, including advertising budgets and discretionary spending, may adversely affect SIRIUS XM Holdings’ business and operating results.

SIRIUS XM Holdings’ business is affected by general economic conditions, including their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have an adverse impact on its business.

The purchase of a Sirius XM or Pandora subscription may be considered discretionary. To the extent that general economic conditions reduce consumer spending on discretionary activities, SIRIUS XM Holdings’ ability to attract and retain subscribers could be hindered, which could reduce its subscription revenue and negatively impact its business, including subscriber churn and conversion rates for its subscription services.

If SIRIUS XM Holdings is unable to attract and retain qualified personnel, its business could be harmed.

SIRIUS XM Holdings believes that its success depends on its ability to attract and retain qualified management, sales, technical and other personnel. All of SIRIUS XM Holdings’ employees, including its executive officers, are free to terminate their employment relationship with SIRIUS XM Holdings at any time, and their knowledge of its business may be difficult to replace.

Qualified individuals are in high demand, particularly in the media and technology industries in New York and in the San Francisco Bay Area, where SIRIUS XM Holdings has substantial operations, and it may incur significant costs to attract and retain employees. If SIRIUS XM Holdings is unable to attract and retain its key employees, it may not be able to achieve its objectives, and its business could be harmed.

SIRIUS XM Holdings may not realize the benefits of acquisitions or other strategic investments and initiatives, including the acquisition of Pandora.

SIRIUS XM Holdings’ business strategy includes selective acquisitions, other strategic investments and initiatives that allow it to expand its business. The success of any acquisition, including the acquisition of Pandora, depends upon effective integration and management of acquired businesses and assets into its operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

The acquisition of Pandora involves the combination of two entities which have operated as independent companies. SIRIUS XM Holdings is devoting significant management attention and resources to integrate the businesses and operations of Pandora. SIRIUS XM Holdings may encounter difficulties in the integration process, including:

∠ the inability to successfully combine its business and the business of Pandora in a manner that permits SIRIUS XM Holdings to economically offer cross-promotion opportunities, audio packages that integrate its content and programming with Pandora’s services and achieve other benefits anticipated to result from the acquisition, in the time frame currently anticipated or at all;

∠ the complexities associated with integrating personnel from the two companies and of combining two companies with different histories, cultures and customer bases;
∠ harm to SIRIUS XM Holdings’ brands and reputation;
∠ potential unknown liabilities and unforeseen increased expenses associated with the acquisition; and
∠ performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention in connection with integrating the companies’ operations.

It is possible that the integration process could result in the distraction of SIRIUS XM Holdings’ management, the disruption of its ongoing business or inconsistencies in SIRIUS XM Holdings’ services, standards, controls, procedures and policies, any of which could adversely affect its ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition.

SIRIUS XM Holdings may from time to time modify its business plan, and these changes could adversely affect SIRIUS XM Holdings and its financial condition.

SIRIUS XM Holdings regularly evaluates its plans and strategy. These evaluations often result in changes to its plans and strategy, some of which may be material. These changes in SIRIUS XM Holdings’ plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and investments in, and/or acquisitions of, other businesses, including acquisitions that are not directly related to its business.

SIRIUS XM Holdings has a significant amount of indebtedness, and its debt contains certain covenants that restrict its operations.

As of March 31, 2019, SIRIUS XM Holdings had an aggregate principal amount of approximately $7.19 billion of indebtedness outstanding, $582 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.

SIRIUS XM Holdings’ indebtedness increases its vulnerability to general adverse economic and industry conditions; requires it to dedicate a portion of its cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits its ability to borrow additional funds; and may limit its flexibility in planning for, or reacting to, changes in its business and the audio entertainment industry.

SIRIUS XM Holdings’ facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, hurricane, tornado, flood, terrorist attack or other catastrophic event could damage SIRIUS XM Holdings’ data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt its services and harm its business. SIRIUS XM Holdings also has significant operations in the San Francisco Bay Area, a region known for seismic activity.

Any damage to the satellites that transmit to SIRIUS XM Holdings’ terrestrial repeater networks would likely result in degradation of the affected service for some Sirius XM subscribers and could result in complete loss of Sirius XM satellite service in certain or all areas. Damage to SIRIUS XM Holdings’ satellite uplink facilities could result in a complete loss of its Sirius XM satellite service until it could transfer operations to suitable back-up facilities.

The unfavorable outcome of pending or future litigation could have an adverse impact on SIRIUS XM Holdings’ operations and financial condition.

SIRIUS XM Holdings is party to several legal proceedings arising out of various aspects of its business, including class actions arising out of its marketing practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on its financial condition.

Failure to protect SIRIUS XM Holdings’ intellectual property or actions by third-parties to enforce their intellectual property rights could substantially harm its business and operating results.

Development of SIRIUS XM Holdings’ systems has depended upon the intellectual property that it has developed, as well as intellectual property licensed from third parties. If the intellectual property that SIRIUS XM Holdings has developed or used is not adequately protected, others will be permitted to and may duplicate portions of its systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent SIRIUS XM Holdings’ intellectual property rights, patents or existing licenses or it may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology SIRIUS XM Holdings has developed, and plan to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require SIRIUS XM Holdings to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm SIRIUS XM Holdings.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block or put limits on SIRIUS XM Holdings’ ability to operate its system or license its technologies. SIRIUS XM Holdings may have to resort to litigation to enforce its rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive and SIRIUS XM Holdings may not succeed in any such litigation.

Third parties may assert claims or bring suit against SIRIUS XM Holdings for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could be costly, divert SIRUS XM’s efforts from its business, subject it to significant liabilities to third parties, require it to seek licenses from third parties, block its ability to operate its services or license its technology, or otherwise adversely affect its ability to successfully develop and market its services.

Some of SIRIUS XM Holdings’ services and technologies may use “open source” software, which may restrict how SIRIUS XM Holdings uses or distributes its services or require that it release the source code subject to those licenses.

SIRIUS XM Holdings may incorporate in some products software licensed under “open source” licenses. Open source licenses often require that the source code be made available to the public and that any modifications or derivative works to the open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. In the event that portions of SIRIUS XM Holdings’ proprietary technology are determined to be subject to an open source license, SIRIUS XM Holdings may be required to publicly release portions of its source code, be forced to re-engineer all or a portion of its technologies, or otherwise be limited in the licensing of its technologies, each of which could adversely affect its ability to sustain and grow its business.

Rapid technological and industry changes and new entrants could adversely impact SIRIUS XM Holdings’ services.

The audio entertainment industry is characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations, evolving standards and new entrants offering products and services. If SIRIUS XM Holdings is unable to keep pace with these changes, its business may not succeed.  Products using new technologies could make SIRIUS XM Holdings’ services less competitive in the marketplace.

Existing or future laws and regulations could harm SIRIUS XM Holdings’ business.

SIRIUS XM Holdings is subject to many laws, including federal, state, local and foreign laws. These laws and regulations include user privacy, behavioral advertising, data collection and protection, automatic renewal of agreements, credit card processing procedures, pricing, fraud, electronic waste, mobile and electronic device communications, broadband internet access, content restrictions, quality of products and services, taxation, advertising, intellectual property rights and information security. The expansion of these laws, both in terms of their number and their applicability, could harm SIRIUS XM Holdings’ business.

SIRIUS XM Holdings cannot guarantee that it has been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing privacy, taxation and consumer protection apply to internet-based businesses, such as Pandora. Moreover, as internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the internet, including laws limiting internet neutrality, could decrease listener demand for SIRIUS XM Holdings’ service and increase its cost of doing business.

SIRIUS XM Holdings may be exposed to liabilities that other entertainment service providers would not customarily be subject to.

SIRIUS XM Holdings designs, establishes specifications, sources or specifies parts and components, and manages various aspects of the logistics of the production of satellite radios and its apps. As a result of these activities, SIRIUS XM Holdings may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

SIRIUS XM Holdings’ business and prospects depend on the strength of its brands.

Maintaining and enhancing SIRIUS XM Holdings’ brands is an important part of its strategy to expand its base of subscribers, listeners and advertisers. SIRIUS XM Holdings’ brands may be impaired by a number of factors, including service outages, data privacy and security issues and exploitation of its trademarks by others without permission. SIRIUS XM Holdings’ ability to maintain and enhance its brands also depends in part on its ability to continue to develop and provide an innovative and high-quality entertainment experience, which SIRIUS XM Holdings may not do successfully.

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

A summary of the repurchase activity for the three months ended March 31, 2019 is as follows:

	Series C Liberty SiriusXM Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2019	2,309,200	$38.13	2,309,200	$ 723	million
February 1 - 28, 2019	1,852,163	$40.38	1,852,163	$ 648	million
March 1 - 31, 2019	1,461,936	$40.63	1,461,936	$ 589	million
Total	5,623,299		5,623,299

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended March 31, 2019.

During the three months ended March 31, 2019, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 9, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 9, 2019	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)