Form 10-Q
period 2019-06-30
Liberty Media Corp
filed 2019-08-08
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2019 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,906,749	9,814,777	204,817,616
Liberty Braves common stock	10,255,678	981,860	39,784,180
Liberty Formula One common stock	25,697,139	2,449,185	203,004,559

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$697	358
Trade and other receivables, net	849	364
Other current assets	385	360
Total current assets	1,931	1,082
Investments in affiliates, accounted for using the equity method (note 7)	1,694	1,641

Property and equipment, at cost	3,630	3,765
Accumulated depreciation	(1,419)	(1,296)
	2,211	2,469
Intangible assets not subject to amortization (note 8):
Goodwill	19,948	18,386
FCC licenses	8,600	8,600
Other	1,405	1,074
	29,953	28,060
Intangible assets subject to amortization, net (note 8)	6,222	5,715
Other assets	1,689	1,861
Total assets	$43,700	40,828

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,507	1,116
Current portion of debt	13	17
Deferred revenue	2,356	2,079
Other current liabilities	97	32
Total current liabilities	3,973	3,244
Long-term debt, including $2,723 million and $2,487 million measured at fair value at June 30, 2019 and December 31, 2018, respectively (note 9)	14,411	13,371
Deferred income tax liabilities	1,824	1,651
Other liabilities	1,011	864
Total liabilities	21,219	19,130

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2019	December 31, 2018
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,887,744 shares at June 30, 2019 and 102,809,736 shares at December 31, 2018 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,255,678 shares at June 30, 2019 and 10,244,591 shares at December 31, 2018 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,691,922 shares at June 30, 2019 and 25,675,346 shares at December 31, 2018 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,814,777 shares at June 30, 2019 and 9,821,531 at December 31, 2018 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,860 shares at June 30, 2019 and December 31, 2018 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,449,185 shares at June 30, 2019 and December 31, 2018 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 205,466,815 shares at June 30, 2019 and 213,130,922 shares at December 31, 2018 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,784,180 shares at June 30, 2019 and 39,740,215 shares at December 31, 2018 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 202,995,970 shares at June 30, 2019 and 202,887,872 shares at December 31, 2018 (note 2)	2	2
Additional paid-in capital	3,016	2,984
Accumulated other comprehensive earnings (loss), net of taxes	(25)	(38)
Retained earnings	13,600	13,644
Total stockholders' equity	16,596	16,595
Noncontrolling interests in equity of subsidiaries	5,885	5,103
Total equity	22,481	21,698
Commitments and contingencies (note 11)
Total liabilities and equity	$43,700	40,828

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions,
	except per share amounts
Revenue:
SIRIUS XM Holdings revenue	$1,977	1,432	3,721	2,807
Formula 1 revenue	620	585	866	699
Other revenue	208	182	230	210
Total revenue	2,805	2,199	4,817	3,716
Operating costs and expenses, including stock-based compensation (note 4):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	600	404	1,092	714
Programming and content	116	105	222	206
Customer service and billing	119	95	232	189
Other	47	33	84	62
Cost of Formula 1 revenue	441	414	589	495
Subscriber acquisition costs	104	119	212	242
Other operating expense	203	124	288	199
Selling, general and administrative	436	300	835	561
Acquisition and other related costs (note 3)	7	—	83	—
Depreciation and amortization	271	231	519	447
	2,344	1,825	4,156	3,115
Operating income (loss)	461	374	661	601
Other income (expense):
Interest expense	(167)	(153)	(326)	(303)
Share of earnings (losses) of affiliates, net (note 7)	34	22	14	14
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(87)	58	(185)	211
Other, net	21	21	29	27
	(199)	(52)	(468)	(51)
Earnings (loss) before income taxes	262	322	193	550
Income tax (expense) benefit	(70)	(67)	(128)	(82)
Net earnings (loss)	192	255	65	468
Less net earnings (loss) attributable to the noncontrolling interests	76	83	107	165
Net earnings (loss) attributable to Liberty stockholders	$116	172	(42)	303

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$167	165	228	365
Liberty Braves common stock	26	(2)	(45)	(54)
Liberty Formula One common stock	(77)	9	(225)	(8)
	$116	172	(42)	303

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.52	0.50	0.71	1.09
Series A, B and C Liberty Braves common stock	0.51	(0.04)	(0.88)	(1.06)
Series A, B and C Liberty Formula One common stock	(0.33)	0.04	(0.97)	(0.03)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.52	0.49	0.70	1.08
Series A, B and C Liberty Braves common stock	0.46	(0.04)	(0.88)	(1.06)
Series A, B and C Liberty Formula One common stock	(0.33)	0.04	(0.97)	(0.03)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Net earnings (loss)	$192	255	65	468
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	10	(2)	19	2
Credit risk on fair value debt instruments gains (losses)	10	(12)	(3)	(14)
Unrealized holding gains (losses) arising during the period	1	(1)	3	(3)
Share of other comprehensive earnings (loss) of equity affiliates	—	(18)	—	(27)
Comprehensive earnings (loss)	213	222	84	426
Less comprehensive earnings (loss) attributable to the noncontrolling interests	79	80	113	159
Comprehensive earnings (loss) attributable to Liberty stockholders	$134	142	(29)	267

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$175	157	242	355
Liberty Braves common stock	27	(1)	(42)	(56)
Liberty Formula One common stock	(68)	(14)	(229)	(32)
	$134	142	(29)	267

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings	$65	468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	519	447
Stock-based compensation	162	99
Share of (earnings) loss of affiliates, net	(14)	(14)
Realized and unrealized (gains) losses on financial instruments, net	185	(211)
Noncash interest expense (benefit)	3	(6)
Deferred income tax expense (benefit)	115	72
Other, net	—	16
Changes in operating assets and liabilities
Current and other assets	(83)	(99)
Payables and other liabilities	220	496
Net cash provided (used) by operating activities	1,172	1,268
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(20)	(399)
Cash proceeds from sale of investments	373	243
Cash received from Pandora acquisition	313	—
Capital expended for property and equipment	(221)	(191)
Sales of short term investments and other marketable securities	72	—
Other investing activities, net	(5)	47
Net cash provided (used) by investing activities	512	(300)
Cash flows from financing activities:
Borrowings of debt	2,879	1,583
Repayments of debt	(2,387)	(2,418)
Series C Liberty SiriusXM stock repurchases	(306)	(218)
Subsidiary shares repurchased by subsidiary	(1,474)	(334)
Cash dividends paid by subsidiary	(36)	(29)
Taxes paid in lieu of shares issued for stock-based compensation	(57)	(81)
Other financing activities, net	(4)	46
Net cash provided (used) by financing activities	(1,385)	(1,451)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	299	(484)
Cash, cash equivalents and restricted cash at beginning of period	452	1,047
Cash, cash equivalents and restricted cash at end of period	$751	563

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2019	2018
	amounts in millions
Cash and cash equivalents	$697	358
Restricted cash included in other current assets	29	70
Restricted cash included in other assets	25	24
Total cash and cash equivalents and restricted cash at end of period	$751	452

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended June 30, 2019

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at March 31, 2019	$—	1	—	2	—	—	—	—	—	2	3,261	(43)	13,484	6,488	23,195
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	116	76	192
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	18	—	3	21
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	60	—	—	19	79
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(84)	—	—	—	(84)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(208)	—	—	(690)	(898)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(13)	—	—	13	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Balance at June 30, 2019	$—	1	—	2	—	—	—	—	—	2	3,016	(25)	13,600	5,885	22,481

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Six Months ended June 30, 2019

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	2	—	—	—	—	—	2	2,984	(38)	13,644	5,103	21,698
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(42)	107	65
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	13	—	6	19
Cumulative effect of accounting change (note 10)	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	126	—	—	42	168
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(306)	—	—	—	(306)
Subsidiary shares issued as consideration in subsidiary acquisition	—	—	—	—	—	—	—	—	—	—	657	—	—	1,698	2,355
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(372)	—	—	(1,130)	(1,502)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(34)	—	—	34	—
Other, net	—	—	—	—	—	—	—	—	—	—	(39)	—	—	25	(14)
Balance at June 30, 2019	$—	1	—	2	—	—	—	—	—	2	3,016	(25)	13,600	5,885	22,481

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended June 30, 2018

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at March 31, 2018	$—	1	—	2	—	—	—	—	—	2	3,764	(39)	13,247	5,498	22,475
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	172	83	255
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(3)	(33)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	34	—	—	8	42
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(187)	—	—	—	(187)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(7)	—	—	(15)	(22)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(21)	—	—	21	—
Other, net	—	—	—	—	—	—	—	—	—	—	(50)	—	—	(15)	(65)
Balance at June 30, 2018	$—	1	—	2	—	—	—	—	—	2	3,533	(69)	13,419	5,577	22,465

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Six Months ended June 30, 2018

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	2	—	—	—	—	—	2	3,892	(35)	13,081	5,631	22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	303	165	468
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(36)	—	(6)	(42)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	—	—	2	39	4	45
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	66	—	—	17	83
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(218)	—	—	—	(218)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(87)	—	—	(230)	(317)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(34)	—	—	34	—
Other, net	—	—	—	—	—	—	—	—	—	—	(86)	—	(4)	(38)	(128)
Balance at June 30, 2018	$—	1	—	2	—	—	—	—	—	2	3,533	(69)	13,419	5,577	22,465

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc., Liberty Broadband Corporation (“Liberty Broadband”), Liberty Expedia Holdings (prior to July 2019) and GCI Liberty, Inc. (“GCI Liberty”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only).

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and the applicable counterparty, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

provides the applicable counterparty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty is reimbursed by each counterparty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. The remaining Services Agreements provide for the payment to Liberty of an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with the other companies. Under these various agreements, approximately $8 million and $5 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2019 and 2018, respectively, and $16 million and $13 million were reimbursed during the six months ended June 30, 2019 and 2018, respectively.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of June 30, 2019, the Liberty SiriusXM Group is comprised of SIRIUS XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $236 million, which includes $215 million of subsidiary cash. During the six months ended June 30 2019, SIRIUS XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $113 million, of which Liberty received $77 million. On July 16, 2019, SIRIUS XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock payable on August 30, 2019 to stockholders of record as of the close of business on August 9, 2019.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of June 30, 2019, the Braves Group is comprised primarily of  Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of June 30, 2019, the Braves Group has cash and cash equivalents of approximately $127 million, which includes $41 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of June 30, 2019, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As of June 30, 2019, the Formula One Group has cash and cash equivalents of approximately $334 million, which includes $276 million of subsidiary cash.

The number of notional shares representing the intergroup interest held by the Formula One Group is 9,084,940, representing a 15.1% intergroup interest in the Braves Group at June 30, 2019. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Company’s Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The table below shows the value of the consideration paid in connection with the acquisition (in millions, except for exchange ratio and price per share of SIRIUS XM Holdings common stock):

Pandora common stock outstanding at January 31, 2019	272
Exchange ratio	1.44
Sirius XM Holdings common stock issued	392
Price per share of Sirius XM Holdings common stock as of January 31, 2019	$5.83
Value of Sirius XM Holdings common stock issued to Pandora stockholders pursuant to the transactions	2,285
Value of Sirius XM Holdings replacement equity awards attributable to pre-combination service	70
Sirius XM Holdings' Pandora preferred stock investment cancelled	524
Total consideration	$2,879

The preliminary acquisition price allocation for Pandora is as follows (in millions):

Cash and cash equivalents	$313
Trade and other receivables, net	353
Other current assets	109
Property and equipment	41
Goodwill	1,562
Intangible assets not subject to amortization	331
Intangible assets subject to amortization, net	800
Other assets	178
Accounts payable and accrued liabilities	(306)
Current portion of debt	(151)
Deferred revenue	(37)
Other current liabilities	(27)
Long-term debt (a)	(218)
Other liabilities	(69)
$2,879

(a) In order to present the assets acquired and liabilities assumed, the conversion feature associated with Pandora’s convertible notes for $62 million has been included within long-term debt in the table above and included within noncontrolling interest in equity of subsidiaries within the condensed consolidated statement of equity. See note 9 for details regarding Pandora’s convertible notes.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2019, the valuation related to the acquisition of Pandora is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain current assets, contingencies and tax balances. SIRIUS XM Holdings recognized $7 million and $83 million of costs related to the acquisition of Pandora during the three and six months ended June 30, 2019, respectively.

The amounts of revenue and net loss of Pandora included in Liberty’s condensed consolidated statement of operations since the date of acquisition were $441 million and $56 million, respectively, for the three months ended June 30, 2019 and $692 million and $178 million, respectively, for the six months ended June 30, 2019.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2018, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Revenue	$2,807	2,586	4,935	4,425
Net earnings (loss)	$194	81	86	177
Net earnings (loss) attributable to Liberty stockholders	$118	48	(27)	99

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in millions)
Cost of services:
Programming and content	$7	10	14	18
Customer service and billing	1	1	2	2
Other	2	2	3	3
Other operating expense	13	4	22	8
Selling, general and administrative	53	36	100	68
	$76	53	141	99

Liberty—Grants of stock options

Awards granted during the six months ended June 30, 2019 are summarized as follows:

	Six Months Ended
	June 30, 2019
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

In addition to the stock option grants to the Liberty CEO and in connection with his employment agreement, during the six months ended June 30, 2019, Liberty granted 40 thousand and 72 thousand RSUs of Series C Liberty Braves common stock and Series C Liberty Formula One common stock, respectively, of which 38 thousand and 60 thousand, respectively, were performance-based. Such RSUs had a GDFV of $27.73 per share and $33.94 per share, respectively, at the time they were granted. The time-based RSUs cliff vested on March 11, 2019 and the performance-based RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the six months ended June 30, 2019.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,403	$19.84				11,495	$28.85
Granted	—	$—				491	$40.53
Exercised	(93)	$19.98				(143)	$21.89
Forfeited/Cancelled	—	$—				(6)	$33.29
Outstanding at June 30, 2019	1,310	$19.83	0.5	years	$24	11,837	$29.42	3.0	years	$106
Exercisable at June 30, 2019	1,310	$19.83	0.5	years	$24	8,048	$28.55	2.7	years	$79

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	177	$11.44				1,276	$16.58
Granted	—	$—				7	$27.73
Exercised	(21)	$11.52				(54)	$11.67
Forfeited/Cancelled	—	$—				(1)	$19.55
Outstanding at June 30, 2019	156	$11.43	0.5	years	$3	1,228	$16.86	2.9	years	$14
Exercisable at June 30, 2019	156	$11.43	0.5	years	$3	884	$16.73	2.7	years	$10

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	360	$11.71				6,684	$26.92
Granted	—	$—				2,231	$33.94
Exercised	(29)	$12.05				(22)	$17.06
Forfeited/Cancelled	—	$—				(2)	$26.01
Outstanding at June 30, 2019	331	$11.68	0.5	years	$8	8,891	$28.70	4.8	years	$77
Exercisable at June 30, 2019	331	$11.68	0.5	years	$8	5,884	$28.40	4.4	years	$53

As of June 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $28 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.4 years.

As of June 30, 2019, Liberty reserved 13.1 million, 1.4 million and 9.2 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM Holdings — Stock-based Compensation

SIRIUS XM Holdings granted various types of stock awards to its employees during the six months ended June 30, 2019. As of June 30, 2019, SIRIUS XM Holdings has approximately 252 million options outstanding of which approximately 151 million are exercisable, each with a WAEP per share of $4.32 and $3.72, respectively. The aggregate intrinsic value of SIRIUS XM Holdings options outstanding and exercisable as of June 30, 2019 is $354 million and $284 million, respectively. During the six months ended June 30, 2019, SIRIUS XM Holdings granted approximately 12 million nonvested RSUs with a GDFV per share of $5.84. In addition, 48 million nonvested RSUs with a GDFV per share of $5.83 were granted during the six months ended June 30, 2019 in connection with the Pandora acquisition. The stock-based compensation expense related to SIRIUS XM Holdings was $57 million and $36 million for the three months ended June 30, 2019 and 2018, respectively, and $106 million and $70 million for the six months ended June 30, 2019 and 2018, respectively. In addition, the acquisition and other related costs recognized by SIRIUS XM Holdings during the six months ended June 30, 2019 includes $21 million of stock-based compensation. As of June 30, 2019, the total unrecognized compensation cost related to unvested SIRIUS XM Holdings stock options and RSUs was $406 million. The SIRIUS XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Excluded from diluted EPS for the three and six months ended June 30, 2019 are approximately 22 million potentially dilutive shares of Series A Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 9), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 9) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	numbers of shares in millions
Basic WASO	319	333	321	335
Potentially dilutive shares	4	4	4	4
Diluted WASO	323	337	325	339

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months ended		Six months ended
	June 30, 2019 (b)	June 30, 2018 (a)(b)	June 30, 2019 (a)(b)	June 30, 2018 (a)(b)
	numbers of shares in millions
Basic WASO	51	51	51	51
Potentially dilutive shares	10	9	10	9
Diluted WASO	61	60	61	60
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group is 9,084,940 shares. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$26	(2)	(45)	(54)
Unrealized (gain) loss on the intergroup interest	2	28	28	33
Diluted earnings (loss) attributable to Liberty Braves stockholders	$28	26	(17)	(21)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Formula One Common Stock
	Three months ended		Six months ended
	June 30, 2019 (a)	June 30, 2018	June 30, 2019 (a)	June 30, 2018 (a)
	numbers of shares in millions
Basic WASO	231	231	231	231
Potentially dilutive shares	2	1	2	1
Diluted WASO	233	232	233	232
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2019			December 31, 2018
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$354	354	—	231	231	—
Debt and equity securities	$361	263	98	1,195	228	967
Financial instrument assets	$320	28	292	280	21	259
Debt	$2,723	—	2,723	2,487	—	2,487

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. The Company notes that these assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Debt and equity securities and financial instrument assets classified as Level 1 and Level 2 in the table above are included in the Other assets line item in the condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Debt and equity securities	$40	84	71	158
Debt measured at fair value (a)	(71)	(133)	(233)	(103)
Change in fair value of bond hedges (b)	(12)	97	39	117
Other derivatives	(44)	10	(62)	39
	$(87)	58	(185)	211
(a)	Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.
(b)	Contemporaneously with the issuance of Liberty’s 1.375% Cash Convertible Notes due 2023, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of Liberty’s 1.375% Cash Convertible Notes due 2023, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2019 and the carrying amount at December 31, 2018:

	June 30, 2019			December 31, 2018
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$639	613
Other		NA	10	16
Total Liberty SiriusXM Group			649	629

Braves Group
Other	various	NA	103	92
Total Braves Group			103	92

Formula One Group
Live Nation (a)	33%	$4,614	756	743
Other	various	NA	186	177
Total Formula One Group			942	920
Consolidated Liberty			$1,694	1,641
(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of June 30, 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$(1)	(1)	2	—
Other	(6)	—	(13)	—
Total Liberty SiriusXM Group	(7)	(1)	(11)	—

Braves Group
Other	7	3	9	6
Total Braves Group	7	3	9	6

Formula One Group
Live Nation	30	19	7	3
Other	4	1	9	5
Total Formula One Group	34	20	16	8
Consolidated Liberty	$34	22	14	14

SIRIUS XM Canada

As of June 30, 2019, SIRIUS XM Holdings holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada Holdings Inc. (“SIRIUS XM Canada”), with the remainder of SIRIUS XM Holdings’ voting and equity interests held by two shareholders. SIRIUS XM Holdings owns approximately 591 million shares of preferred stock of SIRIUS XM Canada, which has a liquidation preference of one Canadian dollar per share. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM Holdings does not have the ability to direct the most significant activities that impact SIRIUS XM Canada's economic performance.

SIRIUS XM Holdings has a loan to SIRIUS XM Canada in the aggregate amount of $131 million as of June 30, 2019. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

SIRIUS XM Holdings has approximately $11 million in related party current assets as of June 30, 2019 which includes amounts due under the Service Agreement and Advisory Services Agreement and certain amounts related to transactions outside the scope of the new services arrangements. At June 30, 2019, SIRIUS XM Holdings has approximately $4 million and $2 million in current and noncurrent related party liabilities, respectively, primarily related to the legacy agreements with SIRIUS XM Canada which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet. SIRIUS XM Holdings recorded approximately $24 million and $23 million in revenue for the three months ended June 30, 2019 and 2018, respectively, and $48 million and $47 million in revenue for the six months ended June 30, 2019 and 2018, respectively, associated with these various agreements in the Other revenue line item in the condensed consolidated statements of operations. SIRIUS XM Canada paid gross dividends to SIRIUS XM Holdings of less than $1 million during each of the three months ended June 30, 2019 and 2018, and less than $1 million and $1 million during the six months ended June 30, 2019 and 2018, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM Holdings	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2019	$14,250	3,956	180	18,386
Acquisition (a)	1,562	—	—	1,562
Balance at June 30, 2019	$15,812	3,956	180	19,948
(a)	See note 3 for details regarding SIRIUS XM Holdings’ acquisition of Pandora.

Intangible Assets Not Subject to Amortization

On February 1, 2019, SIRIUS XM Holdings recorded $331 million of tradenames related to the Pandora acquisition. See note 3 for details regarding the acquisition of Pandora.

Intangible Assets Subject to Amortization

	June 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(445)	3,185	3,630	(346)	3,284
Customer relationships	3,086	(957)	2,129	2,684	(795)	1,889
Licensing agreements	316	(173)	143	316	(162)	154
Other	1,531	(766)	765	1,047	(659)	388
Total	$8,563	(2,341)	6,222	7,677	(1,962)	5,715

Amortization expense for intangible assets with finite useful lives was $207 million and $168 million for the three months ended June 30, 2019 and 2018, respectively, and $389 million and $322 million for the six months ended June 30, 2019 and 2018, respectively. Based on its amortizable intangible assets as of June 30, 2019, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2019	$432
2020	$805
2021	$614
2022	$577
2023	$539

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2019	2019	2018
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	390	372
SIRIUS XM Holdings Margin Loan	475	475	600
Subsidiary notes and loans:
SIRIUS XM 3.875% Senior Notes due 2022	1,000	994	994
SIRIUS XM 4.625% Senior Notes due 2023	500	497	497
SIRIUS XM 6% Senior Notes due 2024	1,500	1,490	1,490
SIRIUS XM 5.375% Senior Notes due 2025	1,000	993	992
SIRIUS XM 5.375% Senior Notes due 2026	1,000	991	991
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,488	1,487
SIRIUS XM 5.50% Senior Notes due 2029	1,250	1,236	—
Pandora 1.75% Convertible Senior Notes due 2020	1	1	—
Pandora 1.75% Convertible Senior Notes due 2023	193	160	—
SIRIUS XM Senior Secured Revolving Credit Facility	—	—	439
SIRIUS XM Holdings leases	—	—	5
Deferred financing costs		(12)	(9)
Total Liberty SiriusXM Group	8,819	8,703	7,858
Braves Group
Subsidiary notes and loans:
Notes and loans	470	470	494
Deferred financing costs		(5)	(3)
Total Braves Group	470	465	491
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	1,122	1,062
1% Cash Convertible Notes due 2023 (1)	450	522	463
2.25% Exchangeable Senior Debentures due 2046 (1)	211	248	209
2.25% Exchangeable Senior Debentures due 2048 (1)	385	441	381
Live Nation Margin Loan	—	—	—
Other	32	32	33
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,908	2,910
Deferred financing costs		(17)	(19)
Total Formula One Group	4,980	5,256	5,039
Total debt	$14,269	14,424	13,388
Debt classified as current		(13)	(17)
Total long-term debt		$14,411	13,371

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.  As of June 30, 2019, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037. As of June 30, 2019, the basket price of the securities underlying the Bond Hedge Transaction was $49.80 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of June 30, 2019 and December 31, 2018 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted to $61.16 per share. As of June 30, 2019, the basket price of the securities underlying the Amended Warrant Transactions was $49.80 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

Margin Loans

SIRIUS XM Holdings Margin Loan

In March 2019, Liberty extended its margin loan agreement comprised of a $250 million term loan and a $500 million revolving line of credit, which mature during March 2021, and a $600 million delayed draw term loan, which matures during March 2020. The term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 4.38% per annum at June 30, 2019. As of June 30, 2019, availability under the SIRIUS XM Holdings Margin Loan was $875 million. 1,000 million shares of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SIRIUS XM Holdings common stock held by Liberty with a value of $5,580 million were pledged as collateral to the SIRIUS XM Holdings Margin Loan as of June 30, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2019, availability under the Live Nation Margin Loan was $600 million. As discussed in note 7, 53.7 million shares of the Company’s Live Nation common stock with a value of $3,561 million were pledged as collateral to the loan as of June 30, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

SIRIUS XM 5.50% Senior Notes due 2029

In June 2019, SIRIUS XM issued $1.25 billion aggregate principal amount of 5.50% Senior Notes due 2029 (the “5.50% Notes”). Interest is payable semi-annually in arrears on January 1 and July 1 of each year at a rate of 5.50% per annum. The 5.50% Notes will mature on July 1, 2029. Substantially all of SIRIUS XM Holdings’ domestic wholly-owned subsidiaries guarantee SIRIUS XM Holdings’ obligations under the notes.

SIRIUS XM 4.625% Senior Notes due 2024

In July 2019, SIRIUS XM issued $1.5 billion aggregate principal amount of 4.625% Senior Notes due 2024 (the “4.625% Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 4.625% per annum. The 4.625% Notes will mature on July 15, 2024. Substantially all of SIRIUS XM Holdings’ domestic wholly-owned subsidiaries guarantee SIRIUS XM Holdings’ obligations under the notes. SIRIUS XM Holdings used the net proceeds from the offering, together with cash on hand, to redeem all of its 6% Senior Notes due 2024.

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

SIRIUS XM Holdings Senior Secured Revolving Credit Facility

SIRIUS XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of SIRIUS XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM Holdings' assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM Holdings is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of June 30, 2019 was 0.25% per annum and is payable on a quarterly basis.  As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of June 30, 2019.

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of June 30, 2019
	June 30,	December 31,	Borrowing	Weighted avg	Maturity
	2019	2018	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$—	17	185	NA	various
Ballpark funding
Term loan	51	52	NA	3.78%	August 2021
Senior secured note	192	195	NA	3.77%	September 2041
Floating rate notes	68	70	NA	4.02%	September 2029
Mixed-use credit facilities and loans	159	160	298	4.49%	various
Spring training credit facility	—	—	39	NA	December 2022
Total Braves Holdings	$470	494

Formula 1 Loans

On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, and in combination with leverage reduction, the applicable interest rate is LIBOR plus 2.0% per annum. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of June 30, 2019, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 4.81% as of June 30, 2019. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of June 30, 2019, Formula 1 has interest rate swaps on $2.5 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM Holdings’ leverage ratio. The Braves Term Loan contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge ratio and capital expenditures.  Additionally, SIRIUS XM’s Credit Facility, the Braves Term Loan, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, SIRIUS XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of June 30, 2019.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2019
SIRIUS XM 3.875% Senior Notes due 2022	$1,005
SIRIUS XM 4.625% Senior Notes due 2023	$506
SIRIUS XM 6% Senior Notes due 2024	$1,546
SIRIUS XM 5.375% Senior Notes due 2025	$1,031
SIRIUS XM 5.375% Senior Notes due 2026	$1,038
SIRIUS XM 5.0% Senior Notes due 2027	$1,521
SIRIUS XM 5.50% Senior Notes due 2029	$1,280
Pandora 1.75% Senior Notes due 2020	$1
Pandora 1.75% Senior Notes due 2023	$214

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at June 30, 2019.

(10)   Leases

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

We elected certain of the available transition practical expedients, including those that permit us to not reassess (1) whether any expired or existing contracts are leases or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases as of the effective date. We elected the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of the new guidance was the recognition of right-of-use assets and lease liabilities for operating leases. In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single component and will not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

The effect of the adoption on our consolidated balance sheets as of January 1, 2019 for the adoption of ASC 842 is as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	in millions
Assets
Other current assets	$360	(2)	358
Property and equipment, at cost	$3,765	(371)	3,394
Accumulated depreciation	$(1,296)	15	(1,281)
Other assets	$1,861	396	2,257

Liabilities and Equity
Current portion of debt	$17	(4)	13
Other current liabilities	$32	36	68
Long-term debt	$13,371	(1)	13,370
Other long-term liabilities	$864	9	873
Retained earnings	$13,644	(2)	13,642

The Company and its subsidiaries lease a baseball stadium and facilities, business offices, satellite transponders and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease.

Our leases have remaining lease terms of 1 year to 40 years, some of which may include the option to extend for up to 10 years, and some of which include options to terminate the leases within 1 year.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The components of lease expense during the three and six months ended June 30, 2019 were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	in millions
Finance lease cost
Depreciation of leased assets	$16	18
Interest on lease liabilities	2	3
Total finance lease cost	18	21
Operating lease cost	25	44
Sublease income	(1)	(2)
Total lease cost	$42	63

The remaining weighted-average lease term and the weighted average discount rate were as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Finance leases	29.6
Operating leases	10.1
Weighted-average discount rate:
Finance leases	4.6%
Operating leases	5.2%

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Supplemental balance sheet information related to leases was as follows:

June 30,
2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$487

Current operating lease liabilities (2)	$54
Operating lease liabilities (3)	457
Total operating lease liabilities	$511

Finance Leases:
Property and equipment, at cost	$494
Accumulated depreciation	(85)
Property and equipment, net	$409

Current finance lease liabilities (2)	$9
Finance lease liabilities (3)	119
Total finance lease liabilities	$128
(1)	Included in Other assets in the condensed consolidated balance sheet
(2)	Included in Other current liabilities in the condensed consolidated balance sheet
(3)	Included in Other liabilities in the condensed consolidated balance sheet

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42
Financing cash flows from finance leases	$8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at June 30, 2019 consisted of the following:

	Finance leases	Operating leases
	in millions
Remainder of 2019	$5	33
2020	11	81
2021	10	69
2022	9	65
2023	9	62
Thereafter	173	351
Total lease payments	217	661
Less: implied interest	89	150
Present value of lease liabilities	$128	511

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

Employment Contracts

The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2019 aggregated $361 million, which is payable as follows: $155 million in 2019, $40 million in 2020, $43 million in 2021, $20 million in 2022 and $103 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

Following a mediation, in April 2019, SIRIUS XM Holdings entered into an agreement to settle this purported class action suit.  The settlement resolves the claims of consumers for the period October 2013 through January 2019.  As part of the settlement, SIRIUS XM Holdings paid $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid.  The settlement also contemplates that SIRIUS XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, SIRIUS XM Holdings will also implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs.  Settlement of this matter is subject to, among other things, final approval by the Court. This charge is included in the selling, general and administrative expense line item in the condensed consolidated financial statements for the six months ended June 30, 2019, but has been excluded from Adjusted OIBDA (as defined in note 12) for the corresponding period as this charge does not relate to the on-going performance of the business.

Pre-1972 Sound Recording Litigation.  On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 (“pre-1972 recordings”). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey.  The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of pre-1972 recordings.  The Sheridan actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc.  The action is currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

The MMA grants a newly available federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora made the required payments and reporting under the MMA for certain of its uses of pre-1972 recordings to avail itself of this federal preemption defense. Based on the federal preemption contained in the MMA (along

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

with other considerations), Pandora has asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora Media, Inc. case. When the stays in the remaining cases-the two Sheridan v. Pandora Media, Inc. cases and the Ponderosa Twins Plus One et al. v. Pandora Media case-are lifted, Pandora expects to file motions to dismiss those actions as well.

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

For the six months ended June 30, 2019, the Company has identified the following subsidiaries as its reportable segments:

●	SIRIUS XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, SIRIUS XM and Pandora. SIRIUS XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. SIRIUS XM Holdings acquired Pandora on February 1, 2019, at which time it began consolidating the results of the Pandora business.
●	Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings:
Subscriber	$1,537	1,304	2,995	2,562
Advertising	358	47	567	89
Equipment	41	37	82	72
Other	41	44	77	84
Total Liberty SiriusXM Group	1,977	1,432	3,721	2,807
Braves Group
Corporate and other:
Baseball	198	172	212	192
Development	10	10	18	18
Total Braves Group	208	182	230	210
Formula One Group
Formula 1:
Primary	531	491	729	576
Other	89	94	137	123
Total Formula One Group	620	585	866	699
Consolidated Liberty	$2,805	2,199	4,817	3,716

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for SIRIUS XM Holdings during the three months ended June 30, 2019 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the six months ended June 30, 2019 were approximately $154 million and $382 million, respectively.  The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,130 million for the remainder of 2019, $1,892 million in 2020, $1,425 million in 2021, $3,726 million in 2022 through 2027, and $273 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

The Company defines Adjusted OIBDA, a non-GAAP measure, as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$622	542	1,212	1,072
Corporate and other	(4)	(6)	(6)	(11)
Total Liberty SiriusXM Group	618	536	1,206	1,061
Braves Group
Corporate and other	61	63	28	28
Total Braves Group	61	63	28	28
Formula One Group
Formula 1	145	134	210	137
Corporate and other	(9)	(6)	(15)	(10)
Total Formula One Group	136	128	195	127
Consolidated Liberty	$815	727	1,429	1,216

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$31,003	649	160
Corporate and other	159	—	—
Total Liberty SiriusXM Group	31,162	649	160
Braves Group
Corporate and other	1,549	103	50
Total Braves Group	1,549	103	50
Formula One Group
Formula 1	9,170	—	11
Corporate and other	2,128	942	—
Total Formula One Group	11,298	942	11
Elimination (1)	(309)	—	—
Consolidated Liberty	$43,700	1,694	221
(1)	This is primarily the intergroup interest in the Braves Group held by the Formula One Group, as discussed in note 2. The intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Consolidated segment Adjusted OIBDA	$815	727	1,429	1,216
Legal settlement (note 11)	—	(69)	(25)	(69)
Stock-based compensation	(76)	(53)	(141)	(99)
Acquisition and other related costs (note 3)	(7)	—	(83)	—
Depreciation and amortization	(271)	(231)	(519)	(447)
Operating income (loss)	461	374	661	601
Interest expense	(167)	(153)	(326)	(303)
Share of earnings (losses) of affiliates, net	34	22	14	14
Realized and unrealized gains (losses) on financial instruments, net	(87)	58	(185)	211
Other, net	21	21	29	27
Earnings (loss) before income taxes	$262	322	193	550

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by SIRIUS XM Holdings Inc. (“SIRIUS XM Holdings”); fluctuations in interest rates and stock prices; the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	consumer demand for our products and services and our ability to adapt to changes in demand;
●	competitor responses to our businesses’ products and services;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
●	our businesses’ significant dependence upon automakers;
●	our businesses’ ability to attract and retain subscribers in the future;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM Holdings’ satellites, could negatively impact our results and brand;
●	royalties for music rights have increased and may continue to do so in the future;
●	the integration of Pandora by SIRIUS XM Holdings and the impact of the acquisition on SIRIUS XM Holdings’ expected results of operations and financial condition;
●	the outcome of any pending or threatened litigation or investigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (the “FCC”) and consumer protection laws, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	general economic and business conditions and industry trends;
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	rapid technological and industry changes;
●	impairments of third-party intellectual property rights;
●	our indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	failure to protect the security of personal information about our businesses’ customers, subjecting our businesses to potentially costly government enforcement actions or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is SIRIUS XM Holdings. SIRIUS XM Holdings provides a subscription based satellite radio service through its SIRIUS XM business and operates a music discovery platform through its Pandora business, which was acquired by SIRIUS XM Holdings on February 1, 2019.  SIRIUS XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices in the home. Formula 1 is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2019, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $236 million, which includes approximately $215 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2019, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. As of June 30, 2019, the Braves Group has cash and cash equivalents of approximately $127 million. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Braves Group.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2019, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, an approximate 15.1% intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. The Formula One Group has cash and cash equivalents of approximately $334 million as of June 30, 2019, which includes approximately $276 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM Holdings	$1,977	1,432	3,721	2,807
Total Liberty SiriusXM Group	1,977	1,432	3,721	2,807
Braves Group
Corporate and other	208	182	230	210
Total Braves Group	208	182	230	210
Formula One Group
Formula 1	620	585	866	699
Total Formula One Group	620	585	866	699
Consolidated Liberty	$2,805	2,199	4,817	3,716

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM Holdings	$421	344	737	751
Corporate and other	(8)	(11)	(17)	(22)
Total Liberty SiriusXM Group	413	333	720	729
Braves Group
Corporate and other	34	35	(15)	(16)
Total Braves Group	34	35	(15)	(16)
Formula One Group
Formula 1	26	14	(21)	(95)
Corporate and other	(12)	(8)	(23)	(17)
Total Formula One Group	14	6	(44)	(112)
Consolidated Liberty	$461	374	661	601

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM Holdings	$622	542	1,212	1,072
Corporate and other	(4)	(6)	(6)	(11)
Total Liberty SiriusXM Group	618	536	1,206	1,061
Braves Group
Corporate and other	61	63	28	28
Total Braves Group	61	63	28	28
Formula One Group
Formula 1	145	134	210	137
Corporate and other	(9)	(6)	(15)	(10)
Total Formula One Group	136	128	195	127
Consolidated Liberty	$815	727	1,429	1,216

Revenue.  Our consolidated revenue increased $606 million and $1,101 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were due to SIRIUS XM Holdings’ acquisition of Pandora and revenue growth for SIRIUS XM, Formula 1 and Braves Holdings. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income increased $87 million and $60 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended June 30, 2019 was driven by $80 million and $8 million improvements in SiriusXM Group and Formula One Group operating results, respectively, partially offset by a $1 million decrease in Braves Group operating results. The increase for the six months ended June 30, 2019 was driven by $68 million and $1 million improvements in Formula One Group and Braves Group operating results, respectively, partially offset by a $9 million decrease in SiriusXM Group operating results. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $141 million and $99 million of stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. The increase in stock compensation expense is primarily due to an increase at SIRIUS XM Holdings. As of June 30, 2019, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $28 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.4 years. Additionally, as of June 30, 2019, the total unrecognized compensation cost related to unvested SIRIUS XM Holdings stock options and restricted stock units was $406 million.  The SIRIUS XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 of the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes.

Consolidated Adjusted OIBDA improved $88 million and $213 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended June 30, 2019 was due to $82 million and $8 million improvements in Liberty SiriusXM Group and Formula One Group Adjusted OIBDA, respectively, partially offset by a $2 million decrease in Braves Group Adjusted OIBDA. The increase in Adjusted OIBDA for the six months ended June 30, 2019 was due to $145 million and $68 million improvements in Liberty SiriusXM Group and Formula One Group Adjusted OIBDA, respectively. See "Results of

Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(109)	(99)	(211)	(196)
Braves Group	(7)	(7)	(14)	(13)
Formula One Group	(51)	(47)	(101)	(94)
Consolidated Liberty	$(167)	(153)	(326)	(303)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(7)	(1)	(11)	—
Braves Group	7	3	9	6
Formula One Group	34	20	16	8
Consolidated Liberty	$34	22	14	14

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$15	62	16	120
Braves Group	(2)	—	(4)	—
Formula One Group	(100)	(4)	(197)	91
Consolidated Liberty	$(87)	58	(185)	211

Other, net
Liberty SiriusXM Group	$6	12	9	17
Braves Group	1	1	1	2
Formula One Group	14	8	19	8
Consolidated Liberty	$21	21	29	27

	$(199)	(52)	(468)	(51)

Interest expense. Consolidated interest expense increased $14 million and $23 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases for the three and six months ended June 30, 2019 were primarily due to an increase in interest expense for the Liberty SiriusXM Group due to an increase in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$(1)	(1)	2	—
Other	(6)	—	(13)	—
Total Liberty SiriusXM Group	(7)	(1)	(11)	—

Braves Group
Other	7	3	9	6
Total Braves Group	7	3	9	6

Formula One Group
Live Nation	30	19	7	3
Other	4	1	9	5
Total Formula One Group	34	20	16	8
Consolidated Liberty	$34	22	14	14

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Debt and equity securities	$40	84	71	158
Debt measured at fair value	(71)	(133)	(233)	(103)
Change in fair value of bond hedges	(12)	97	39	117
Other derivatives	(44)	10	(62)	39
	$(87)	58	(185)	211

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

The unrealized losses on other derivatives for the three and six months ended June 30, 2019 are primarily due to changes in the fair value of Formula 1’s interest rate swaps.

Other, net.  Other, net income was flat and increased $2 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. Decreases in interest income in the current year periods for SiriusXM Group were largely offset by gains on dilution of investments recognized during the current year periods for Formula One Group.

Income taxes.  During the three and six months ended June 30, 2019, we had earnings before income taxes of $262 million and $193 million, respectively, and income tax expense of $70 million and $128 million, respectively.  During the three and six months ended June 30, 2018, we had earnings before income taxes of $322 million and $550 million, respectively, and income tax expense of $67 million and $82 million, respectively. For the three months ended June 30, 2019, the Company recognized additional tax expense due to the effect of state income taxes and changes in our valuation allowance, partially offset by federal income tax credits and the effect of foreign income taxed at rates lower than the U.S. income tax rate of 21%. For the six months ended June 30, 2019, the Company recognized additional tax expense due to a change in the effective state tax rate used to measure deferred taxes and changes in our valuation allowance, primarily as a result of the acquisition of Pandora discussed in note 3 of the accompanying condensed consolidated financial statements. The effective tax rate for the three months ended June 30, 2018 approximates the federal tax rate of 21%. The effective tax rate for the six months ended June 30, 2018 was lower than the federal tax rate of 21% due to tax benefits from the resolution of historical matters with various tax authorities and tax deductions for stock-based compensation, partially offset by expense for state income taxes.

Net earnings.  We had net earnings of $192 million and $65 million for the three and six months ended June 30, 2019, respectively, and net earnings of $255 million and $468 million for the three and six months ended June 30, 2019 and 2018, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2019, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of June 30, 2019, Liberty had $361 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of June 30, 2019 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$215
Corporate and other	21
Total Liberty SiriusXM Group	$236
Braves Group
Corporate and other	$127
Total Braves Group	$127
Formula One Group
Formula 1	$276
Corporate and other	58
Total Formula One Group	$334

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM Holdings, which has significant cash and cash provided by operating activities, although due to SIRIUS XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when certain restricted payment (“RP”) tests imposed by the Senior Loan

Facility and the revolving credit facility at Formula 1 are not met. To date, the RP test has not been met. As of June 30, 2019, Liberty had $875 million available under the SIRIUS XM Holdings Margin Loan and $600 million available under the Live Nation Margin Loan. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

	Six months ended
	June 30,
	2019	2018
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$909	953
Braves Group cash provided (used) by operating activities	64	67
Formula One Group cash provided (used) by operating activities	199	248
Net cash provided (used) by operating activities	$1,172	1,268
Liberty SiriusXM Group cash provided (used) by investing activities	$588	(566)
Braves Group cash provided (used) by investing activities	(55)	22
Formula One Group cash provided (used) by investing activities	(21)	244
Net cash provided (used) by investing activities	$512	(300)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,351)	(827)
Braves Group cash provided (used) by financing activities	(30)	(57)
Formula One Group cash provided (used) by financing activities	(4)	(567)
Net cash provided (used) by financing activities	$(1,385)	(1,451)

Liberty’s primary use of cash during the six months ended June 30, 2019 (excluding cash used by SIRIUS XM Holdings, Formula 1 and Braves Holdings) was $306 million of Series C Liberty SiriusXM common stock repurchases. These repurchases were primarily funded by borrowings of debt.

SIRIUS XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding SIRIUS XM Holdings common stock, repayment of long-term debt, additions to property and equipment resulting from satellite construction and dividends paid to stockholders. The SIRIUS XM Holdings uses of cash were funded by cash provided by operating activities, cash received from the acquisition of Pandora and borrowings of debt. During the six months ended June 30, 2019, SIRIUS XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $113 million, of which Liberty received $77 million. On July 16, 2019, SIRIUS XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0121 per share of common stock payable on August 30, 2019 to stockholders of record as of the close of business on August 9, 2019. SIRIUS XM Holdings’ board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock.

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

Results of Operations—Businesses

SIRIUS XM Holdings.  SIRIUS XM Holdings operates two complementary audio entertainment businesses, SIRIUS XM and Pandora.

SIRIUS XM transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM’s satellite radios are primarily distributed through automakers; retailers; and its website. The SIRIUS XM service is also available through its user interface, called “360L,” which combines SIRIUS XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. SIRIUS XM also provides connected vehicle services. The primary source of revenue for the SIRIUS XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. The SIRIUS XM business also derives revenue from advertising on select non-music channels, direct sales of its satellite radios and accessories, and other ancillary services. As of June 30, 2019, the SIRIUS XM business had approximately 34.3 million subscribers.

In addition to its audio entertainment businesses, SIRIUS XM provides connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience of consumers.  SIRIUS XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services designed for improving situational awareness in vehicles, boats and planes. The SIRIUS XM business also holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada.

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices in the home.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select SIRIUS XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of June 30, 2019, Pandora had approximately 7.0 million subscribers. The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. (“AdsWizz”) by Pandora, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers.  As of June 30, 2019, the Pandora business had approximately 64.9 million active users.

SIRIUS XM Holdings is a separate publicly traded company and additional information about SIRIUS XM Holdings can be obtained through its website and public filings.

Results of Operations - Actual

Liberty acquired a controlling interest in SIRIUS XM Holdings on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM Holdings from that date. The results presented below include the impacts of accounting adjustments for Liberty’s acquisition of SIRIUS XM Holdings in the current and prior periods. In addition, the results below include the financial results of Pandora from the date of acquisition by SIRIUS XM Holdings, February 1, 2019. As of June 30, 2019, there is an approximate 30% noncontrolling interest in SIRIUS XM Holdings, and the net earnings (loss) of SIRIUS XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM Holdings’ actual operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
SIRIUS XM:
Subscriber revenue	$1,402	1,304	2,772	2,562
Advertising revenue	52	47	98	89
Equipment revenue	41	37	82	72
Other revenue	41	44	77	84
Total SIRIUS XM revenue	1,536	1,432	3,029	2,807
Pandora:
Subscriber revenue	135	—	223	—
Advertising revenue	306	—	469	—
Total Pandora revenue	441	—	692	—
Total revenue	1,977	1,432	3,721	2,807
Operating expenses (excluding stock-based compensation included below):
SIRIUS XM cost of services (excluding legal settlement)	(593)	(555)	(1,162)	(1,079)
Pandora cost of services	(279)	—	(449)	—
Subscriber acquisition costs	(104)	(119)	(212)	(242)
Selling, general and administrative expenses (excluding legal settlement)	(318)	(193)	(580)	(364)
Other operating expenses	(61)	(23)	(106)	(50)
Adjusted OIBDA	622	542	1,212	1,072
Legal settlement	—	(69)	(25)	(69)
Stock-based compensation	(57)	(36)	(106)	(70)
Acquisition and other related costs	(7)	—	(83)	—
Depreciation and amortization	(137)	(92)	(261)	(181)
Operating income	$421	345	737	752

SIRIUS XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 8% for the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year. The increases were primarily attributable to higher U.S. Music Royalty Fees due to a higher music royalty rate and higher self-pay subscription revenue as a result of a 3% increase in the daily weighted average number of subscribers.

SIRIUS XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 11% and 10% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increases in rates charged per spot as well as a greater number of advertising spots sold and transmitted.

SIRIUS XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 11% and 14% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were driven by an increase in royalty revenue due to SIRIUS XM’s transition to a new generation of chipsets.

Sirius XM Other revenue includes service and advisory revenue from SIRIUS XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased approximately 7% and 8% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily driven by a decrease in data usage revenue generated from connected vehicle services.

Pandora revenue includes actual results for the period from the acquisition date to June 30, 2019.

SIRIUS XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content and web streaming as well and automaker, content provider and advertising revenue share. Revenue share and royalties increased 7% and 10% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were due to an increase in SIRIUS XM’s pre-1972 royalties and overall greater revenue subject to revenue share with the automakers.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 10% and 6% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing increased 4% for the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year. The increases were driven by increased transaction fees from a larger subscriber base and higher bad debt expense, partially offset by lower call center costs due to lower agent rates.
●	Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories as well as connected vehicles and devices and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of services decreased 3% and increased 2% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2019 was primarily due to lower direct sales to satellite radio and connected vehicle consumers. The increase for the six months ended June 30, 2019 was primarily driven by higher cloud hosting and wireless costs associated with SIRIUS XM’s streaming services and higher repeater network costs.

Pandora Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora cost of services was $449 million for the period from the acquisition date to June 30, 2019.

●	Revenue Share and Royalties include licensing fees paid for streaming music or other content to Pandora listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period.
●	Programming and Content includes costs to produce live listener events and promote content.
●	Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers.

Subscriber acquisition costs are costs only associated with SIRIUS XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and six months ended June 30, 2019, subscriber acquisition costs decreased approximately 13% and 12%, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets and a decrease in the volume of satellite radio installations.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2019, selling, general and administrative expense increased 65% and 59%, respectively, as compared to the corresponding periods in the prior year.  The increases were primarily due to additional expenses associated with the inclusion of Pandora, additional subscriber communications, retention programs and acquisition campaigns.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three and six months ended June 30, 2019 other operating expenses increased approximately 165% and 112%, respectively, as compared to the corresponding periods in the prior year. The increases were driven by additional expenses associated with the inclusion of Pandora.

Legal settlement for the six months ended June 30, 2019 relates to a one-time $25 million legal settlement reserve for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying condensed consolidated financial statements for the six months ended June 30, 2019.  During the three months ended June 30, 2018, SIRIUS XM Holdings recorded a $69 million charge related to the legal settlement that resolved all outstanding claims, including ongoing audits, under SIRIUS XM’s statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. This expense is included in the Revenue share and royalties line item in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018. These legal settlements have been excluded from Adjusted OIBDA for the corresponding periods as these expenses were not incurred as part of SIRIUS XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Stock-based compensation increased 58% and 51% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases in stock-based compensation expense are primarily due to an increase in the number of awards granted and the continued vesting of outstanding awards.

Acquisition related costs represent costs associated with the acquisition of Pandora and related reorganization costs.

Depreciation and amortization expense increased 49% and 44% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases are primarily due to increases in amortization expense attributable to intangibles recognized in connection with the Pandora acquisition and higher depreciation expense related to additional assets placed in service.

Results of Operations – Pro forma

Although Pandora’s results are only included in SIRIUS XM Holdings’ results beginning on February 1, 2019, we believe a discussion of SIRIUS XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of SIRIUS XM Holdings for the full six months ended June 30, 2019. The pro forma financial information was prepared based on the historical financial information of SIRIUS XM Holdings (as disclosed above) and Pandora and assuming the acquisition of Pandora took place on January 1, 2018. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of SIRIUS XM Holdings had the business combination occurred on January 1, 2018, or to project the results of operations of SIRIUS XM Holdings or Liberty for any future periods.

SIRIUS XM Holdings’ pro forma operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
SIRIUS XM:
Subscriber revenue	$1,402	1,304	2,772	2,562
Advertising revenue	52	47	98	89
Equipment revenue	41	37	82	72
Other revenue	43	46	81	89
Total SIRIUS XM revenue	1,538	1,434	3,033	2,812
Pandora:
Subscriber revenue	135	114	269	218
Advertising revenue	306	271	537	486
Total Pandora revenue	441	385	806	704
Total revenue	1,979	1,819	3,839	3,516
Operating expenses (excluding stock-based compensation included below):
SIRIUS XM cost of services	(593)	(555)	(1,162)	(1,079)
Pandora cost of services	(285)	(273)	(540)	(528)
Subscriber acquisition costs	(104)	(119)	(212)	(242)
Selling, general and administrative expenses	(318)	(313)	(625)	(608)
Other operating expenses	(61)	(53)	(116)	(104)
Adjusted OIBDA	618	506	1,184	955
Legal settlement	—	(69)	(25)	(69)
Stock-based compensation	(57)	(63)	(117)	(124)
Depreciation and amortization	(137)	(133)	(276)	(263)
Operating income	$424	241	766	499

Please refer to the disclosure above regarding changes in SIRIUS XM revenue.

Pro forma Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pro forma Pandora subscriber revenue increased 18% and 23% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to an increase in the number of Pandora Plus and Pandora Premium subscribers.

Pro forma Pandora advertising revenue is generated primarily from audio, display and video advertising. Pro forma Pandora advertising revenue increased 13% and 10% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increased sell-through, growth in Pandora’s off-platform revenue and growth in the AdsWizz business.

Please refer to the disclosure above regarding changes in SIRIUS XM cost of services.

Pro forma Pandora cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pro forma Pandora costs of services increased 4% and 2% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year.

●	Pro forma revenue share and royalties include licensing fees paid for streaming music or other content to Pandora listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Pro forma revenue share and royalties increased during the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year due to higher revenue share driven by overall greater revenue subject to revenue share, partially offset by lower costs resulting from renegotiated direct license agreements with major and independent labels, distributors, performing rights organizations and publishers.
●	Pro forma programming and content includes costs to produce live listener events and promote content. Pro forma programming and content increased during the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year primarily due to increases in costs associated with the promotion of content.
●	Pro forma customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Pro forma customer service and billing costs decreased during the three months ended June 30, 2019, as compared to the corresponding periods in the prior year, driven by bad debt recoveries. Pro forma customer service and billing costs were flat during the six months ended June 30, 2019, as compared to the corresponding period in the prior year.
●	Pro forma other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Pro forma other costs increased during the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year due to increased personnel related costs.

Please refer to the disclosure above regarding changes in subscriber acquisition costs.

Pro forma selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2019, pro forma selling, general and administrative expense increased 2% and 3%, respectively, as compared to the corresponding periods in the prior year.  The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns, partially offset by the impact of a one-time sales and use tax charge recorded during the second quarter of 2018.

Pro forma other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three and six months ended June 30, 2019, pro forma other operating expenses increased approximately 15% and 12%, respectively, as compared to the corresponding periods in the prior year. The increase was driven by higher personnel-related costs.

Please refer to the disclosure above regarding legal settlement expenses.

Pro forma stock-based compensation decreased 10% and 6% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year primarily due to decreases in Pandora’s stock-based compensation.

Pro forma depreciation and amortization expense increased 3% and 5% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases are primarily due to higher amortization expense attributable to intangibles recognized in connection with the Pandora acquisition, partially offset by normal depreciation.

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

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Primary Formula 1 revenue	$531	491	729	576
Other Formula 1 revenue	89	94	137	123
Total Formula 1 revenue	620	585	866	699
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(441)	(413)	(589)	(494)
Selling, general and administrative expenses	(34)	(38)	(67)	(68)
Adjusted OIBDA	145	134	210	137
Stock-based compensation	(6)	(5)	(10)	(8)
Depreciation and amortization	(113)	(115)	(221)	(224)
Operating income (loss)	$26	14	(21)	(95)

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

The 2019 and 2018 World Championship calendars each consist of 21 Events. Seven Events took place during each of the three month periods ended June 30, 2019 and 2018, though the specific Events differed. Nine Events and eight Events took place during the six months ended June 30, 2019 and 2018, respectively.

Primary Formula 1 revenue increased $40 million and $153 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. Broadcasting revenue increased during the three months ended June 30, 2019, as compared to the corresponding period in the prior year due to contractual increases in fees. Broadcasting revenue increased during the six months ended June 30, 2019, as compared to the corresponding period in the prior year due to the impact of higher proportionate recognition of season-based income during the current period resulting from one additional Event and contractual rate increases. Broadcasting revenue was recognized for seven out of twenty-one Events during each of the three months ended June 30, 2019 and 2018, and for nine out of twenty-one Events during the six months ended June 30, 2019, compared to eight out of twenty-one Events during the six months ended June 30, 2018. Race promotion fees decreased during the three months ended June 30, 2019, as compared to the corresponding period in the prior year due to the different Events that took place in each period.  Race promotion fees increased during the six months ended June 30, 2019, as compared to the corresponding period in the prior year due to the additional Event and contractual rate increases for other races. Advertising and sponsorship revenue increased during the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year due to revenue from new contracts and also due to the additional Event during the six months ended June 30, 2019.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the Formula 2 and Formula 3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations. The $5 million decrease in Other Formula 1 revenue during the three months ended June 30, 2019, as compared to the corresponding period in the prior year was primarily attributable to the different Events held, resulting in lower television production and Paddock club revenue. Other Formula 1 revenue increased $14 million during the six months ended June 30, 2019, as compared to the corresponding period in the prior year due to the additional Event and an increase in digital revenue. The additional Event resulted in increased revenue from the Paddock Club and support events.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Team payments	$(335)	(307)	(431)	(352)
Other costs of Formula 1 revenue	(106)	(106)	(158)	(142)
Cost of Formula 1 revenue	$(441)	(413)	(589)	(494)

Cost of Formula 1 revenue increased approximately $28 million and $95 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments increased by $28 million and $79 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases in team payments during 2019 were attributable to the pro rata recognition of higher estimated fixed and variable Prize Fund elements.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs were flat for the three months ended June 30, 2019 as compared to the corresponding period in the prior year and increased $16 million during the six months ended June 30, 2019 as compared to the corresponding period in the prior year primarily due to the additional Event, which drove increases in technical, travel and logistical, advertising and sponsorship, hospitality and Formula 2 and Formula 3 costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $4 million and $1 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year driven by fluctuations in exchange rates applied to certain foreign denominated expenses during both the three and six months ended June 30, 2019 and decreases in marketing expenses during the three months ended June 30, 2019.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $2 million and $3 million during the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Baseball revenue	$198	172	212	192
Development revenue	10	10	18	18
Total Braves Holdings revenue	208	182	230	210
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(129)	(98)	(160)	(142)
Selling, general and administrative expenses	(17)	(20)	(39)	(37)
Adjusted OIBDA	62	64	31	31
Stock-based compensation	(5)	(4)	(8)	(4)
Depreciation and amortization	(21)	(23)	(34)	(39)
Operating income	$36	37	(11)	(12)

Home Games	41	37	41	40

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. Braves Holdings’ revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. The increases in baseball revenue per game in the current year periods were primarily driven by increases in ticket and concession sales.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2019, other operating expenses increased $31 million and $18 million, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher player salaries, increases in baseball operations costs driven by the opening of the new spring training facility and scouting expenses and increases in stadium operations costs driven by concessions.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. For the three and six months ended June 30, 2019, selling, general and administrative expense decreased $3 million and increased $2 million, respectively, as compared to the corresponding periods in the prior year. The decrease during the three months ended June 30, 2019 was due to lower special event expenses and lower personnel costs. The increase during the six months ended June 30, 2019 was primarily driven by higher legal expenses.

Stock-based compensation increased $1 million and $4 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were driven by the timing of grants of awards, as well as an increase in the fair value of the underlying awards in the current period.

Depreciation and amortization decreased $2 million and $5 million during the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year. The decreases were primarily due to decreases in depreciation expense related to the new stadium as a result of the adoption of ASC 842 and due to the sale of the residential portion of the mixed-use complex during October 2018.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$475	4.4%	$8,344	5.0%
Braves Group	$183	4.3%	$287	3.9%
Formula One Group	$407	4.9%	$4,573	3.3%

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

At June 30, 2019, the fair value of our marketable debt and equity securities was $361 million. Had the market price of such securities been 10% lower at June 30, 2019, the aggregate value of such securities would have been approximately $36 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at June 30, 2019 the aggregate value of such security would have been $461 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In February 2019, SIRIUS XM Holdings acquired Pandora. As a result of the acquisition, SIRIUS XM Holdings is reviewing the internal controls of Pandora and is making appropriate changes as deemed necessary. Except for the changes in internal control at Pandora, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Following a mediation, in April 2019, SIRIUS XM Holdings entered into an agreement to settle this purported class action suit. The settlement resolves the claims of consumers for the period October 2013 through January 2019.  As part of the settlement, SIRIUS XM Holdings paid $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid.  The settlement also contemplates that SIRIUS XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, SIRIUS XM Holdings will also implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs.  Settlement of this matter is subject to, among other things, final approval by the Court.

Pre-1972 Sound Recording Litigation.  On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 ("pre-1972 recordings"). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey.  The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of pre-1972 recordings.  The Sheridan actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc.  The action is currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

The MMA grants a newly available federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora made the required payments and reporting under the MMA for certain of its uses of pre-1972 recordings to avail itself of this federal preemption defense. Based on the federal preemption contained in the MMA (along with other considerations), Pandora has asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora

Media, Inc. case. When the stays in the remaining cases-the two Sheridan v. Pandora Media, Inc. cases and the Ponderosa Twins Plus One et al. v. Pandora Media case-are lifted, Pandora expects to file motions to dismiss those actions as well.

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

A summary of the repurchase activity for the three months ended June 30, 2019 is as follows:

	Series C Liberty SiriusXM Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1 - 30, 2019	645,049	$39.53	645,049	$563	million
May 1 - 31, 2019	703,730	$38.72	703,730	$536	million
June 1 - 30, 2019	843,488	$36.75	843,488	$505	million
Total	2,192,267		2,192,267

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended June 30, 2019.

During the three months ended June 30, 2019, 65 shares and 173 shares of Series A and Series C Liberty Formula One common stock, respectively, 256 shares and 689 shares of Series A and Series C Liberty SiriusXM common stock, respectively, and 26 shares and 70 shares of Series A and Series C Liberty Braves common stock, respectively, were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	August 8, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 8, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President, Controller and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)