Form 10-Q
period 2019-09-30
Liberty Media Corp
filed 2019-11-12
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2019 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,945,936	9,810,777	203,451,287
Liberty Braves common stock	10,268,578	981,860	39,804,955
Liberty Formula One common stock	25,714,567	2,448,903	203,051,529

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$694	358
Trade and other receivables, net	778	364
Other current assets	464	360
Total current assets	1,936	1,082
Investments in affiliates, accounted for using the equity method (note 7)	1,698	1,641

Property and equipment, at cost	3,714	3,765
Accumulated depreciation	(1,484)	(1,296)
	2,230	2,469
Intangible assets not subject to amortization (note 8):
Goodwill	19,952	18,386
FCC licenses	8,600	8,600
Other	1,405	1,074
	29,957	28,060
Intangible assets subject to amortization, net (note 8)	6,079	5,715
Other assets	1,745	1,861
Total assets	$43,645	40,828

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,537	1,116
Deferred revenue	2,235	2,079
Other current liabilities	110	49
Total current liabilities	3,882	3,244
Long-term debt, including $2,812 million and $2,487 million measured at fair value at September 30, 2019 and December 31, 2018, respectively (note 9)	14,707	13,371
Deferred income tax liabilities	1,872	1,651
Other liabilities	1,006	864
Total liabilities	21,467	19,130

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2019	December 31, 2018
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 102,943,929 shares at September 30, 2019 and 102,809,736 shares at December 31, 2018 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,268,578 shares at September 30, 2019 and 10,244,591 shares at December 31, 2018 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,714,464 shares at September 30, 2019 and 25,675,346 shares at December 31, 2018 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,810,777 shares at September 30, 2019 and 9,821,531 at December 31, 2018 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,860 shares at September 30, 2019 and December 31, 2018 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,449,006 shares at September 30, 2019 and 2,453,485 shares at December 31, 2018 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 203,862,820 shares at September 30, 2019 and 213,130,922 shares at December 31, 2018 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,803,452 shares at September 30, 2019 and 39,740,215 shares at December 31, 2018 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 203,046,842 shares at September 30, 2019 and 202,887,872 shares at December 31, 2018 (note 2)	2	2
Additional paid-in capital	2,780	2,984
Accumulated other comprehensive earnings (loss), net of taxes	(61)	(38)
Retained earnings	13,793	13,644
Total stockholders' equity	16,517	16,595
Noncontrolling interests in equity of subsidiaries	5,661	5,103
Total equity	22,178	21,698
Commitments and contingencies (note 11)
Total liabilities and equity	$43,645	40,828

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions,
	except per share amounts
Revenue:
SIRIUS XM Holdings revenue	$2,011	1,468	5,732	4,275
Formula 1 revenue	633	647	1,499	1,346
Other revenue	212	200	442	410
Total revenue	2,856	2,315	7,673	6,031
Operating costs and expenses, including stock-based compensation (note 4):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	592	343	1,684	1,057
Programming and content	116	97	338	303
Customer service and billing	120	95	352	284
Other	52	30	136	92
Cost of Formula 1 revenue	434	450	1,023	945
Subscriber acquisition costs	101	110	313	352
Other operating expense	223	137	511	336
Selling, general and administrative	440	288	1,275	849
Acquisition and other related costs (note 3)	—	—	83	—
Depreciation and amortization	271	234	790	681
	2,349	1,784	6,505	4,899
Operating income (loss)	507	531	1,168	1,132
Other income (expense):
Interest expense	(169)	(150)	(495)	(453)
Share of earnings (losses) of affiliates, net (note 7)	55	58	69	72
Realized and unrealized gains (losses) on financial instruments, net (note 6)	14	(31)	(171)	180
Other, net	(47)	10	(18)	37
	(147)	(113)	(615)	(164)
Earnings (loss) before income taxes	360	418	553	968
Income tax (expense) benefit	(98)	(52)	(226)	(134)
Net earnings (loss)	262	366	327	834
Less net earnings (loss) attributable to the noncontrolling interests	69	98	176	263
Net earnings (loss) attributable to Liberty stockholders	$193	268	151	571

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$140	185	368	550
Liberty Braves common stock	12	41	(33)	(13)
Liberty Formula One common stock	41	42	(184)	34
	$193	268	151	571

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.44	0.56	1.15	1.65
Series A, B and C Liberty Braves common stock	0.24	0.80	(0.65)	(0.25)
Series A, B and C Liberty Formula One common stock	0.18	0.18	(0.80)	0.15
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.44	0.55	1.14	1.63
Series A, B and C Liberty Braves common stock	0.16	0.80	(0.65)	(0.25)
Series A, B and C Liberty Formula One common stock	0.18	0.18	(0.80)	0.15

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Net earnings (loss)	$262	366	327	834
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(8)	10	11	(11)
Credit risk on fair value debt instruments gains (losses)	(23)	(10)	(26)	(24)
Unrealized holding gains (losses) arising during the period	1	—	4	(3)
Share of other comprehensive earnings (loss) of equity affiliates	(8)	(3)	(8)	(7)
Comprehensive earnings (loss)	224	363	308	789
Less comprehensive earnings (loss) attributable to the noncontrolling interests	67	101	180	260
Comprehensive earnings (loss) attributable to Liberty stockholders	$157	262	128	529

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$132	191	374	544
Liberty Braves common stock	13	40	(29)	(16)
Liberty Formula One common stock	12	31	(217)	1
	$157	262	128	529

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings	$327	834
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	790	681
Stock-based compensation	238	145
Share of (earnings) loss of affiliates, net	(69)	(72)
Realized and unrealized (gains) losses on financial instruments, net	171	(180)
Noncash interest expense (benefit)	7	(6)
Deferred income tax expense (benefit)	196	132
Other, net	61	13
Changes in operating assets and liabilities
Current and other assets	(61)	(119)
Payables and other liabilities	110	207
Net cash provided (used) by operating activities	1,770	1,635
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(25)	(403)
Cash proceeds from sale of investments	389	244
Cash paid for acquisitions, net of cash acquired	313	(1)
Capital expended for property and equipment	(338)	(265)
Sales of short term investments and other marketable securities	73	—
Other investing activities, net	(2)	43
Net cash provided (used) by investing activities	410	(382)
Cash flows from financing activities:
Borrowings of debt	5,018	2,310
Repayments of debt	(4,345)	(3,014)
Series C Liberty SiriusXM stock repurchases	(374)	(368)
Subsidiary shares repurchased by subsidiary	(1,959)	(662)
Cash dividends paid by subsidiary	(52)	(44)
Taxes paid in lieu of shares issued for stock-based compensation	(101)	(122)
Other financing activities, net	(41)	51
Net cash provided (used) by financing activities	(1,854)	(1,849)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	321	(596)
Cash, cash equivalents and restricted cash at beginning of period	452	1,047
Cash, cash equivalents and restricted cash at end of period	$773	451

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2019	2018
	amounts in millions
Cash and cash equivalents	$694	358
Restricted cash included in other current assets	55	70
Restricted cash included in other assets	24	24
Total cash and cash equivalents and restricted cash at end of period	$773	452

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended September 30, 2019

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at June 30, 2019	$—	1	—	2	—	—	—	—	—	2	3,016	(25)	13,600	5,885	22,481
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	193	69	262
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(36)	—	(2)	(38)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	60	—	—	19	79
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(68)	—	—	—	(68)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(127)	—	—	(337)	(464)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(35)	—	—	43	8
Other, net	—	—	—	—	—	—	—	—	—	—	(66)	—	—	(16)	(82)
Balance at September 30, 2019	$—	1	—	2	—	—	—	—	—	2	2,780	(61)	13,793	5,661	22,178

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2019

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	2	—	—	—	—	—	2	2,984	(38)	13,644	5,103	21,698
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	151	176	327
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(23)	—	4	(19)
Cumulative effect of accounting change (note 10)	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	186	—	—	61	247
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(374)	—	—	—	(374)
Subsidiary shares issued as consideration in subsidiary acquisition	—	—	—	—	—	—	—	—	—	—	657	—	—	1,698	2,355
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(499)	—	—	(1,467)	(1,966)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(69)	—	—	77	8
Other, net	—	—	—	—	—	—	—	—	—	—	(105)	—	—	9	(96)
Balance at September 30, 2019	$—	1	—	2	—	—	—	—	—	2	2,780	(61)	13,793	5,661	22,178

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended September 30, 2018

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at June 30, 2018	$—	1	—	2	—	—	—	—	—	2	3,533	(69)	13,419	5,577	22,465
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	268	98	366
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(6)	—	3	(3)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	—	22	—	(3)	8	27
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	42	—	—	12	54
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(150)	—	—	—	(150)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(132)	—	—	(202)	(334)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(28)	—	—	28	—
Other, net	—	—	—	—	—	—	—	—	—	—	(41)	—	—	(15)	(56)
Balance at September 30, 2018	$—	1	—	2	—	—	—	—	—	2	3,246	(75)	13,684	5,509	22,369

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2018

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	2	—	—	—	—	—	2	3,892	(35)	13,081	5,631	22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	571	263	834
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(42)	—	(3)	(45)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	—	22	2	36	12	72
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	108	—	—	29	137
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(368)	—	—	—	(368)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(219)	—	—	(432)	(651)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(62)	—	—	62	—
Other, net	—	—	—	—	—	—	—	—	—	—	(127)	—	(4)	(53)	(184)
Balance at September 30, 2018	$—	1	—	2	—	—	—	—	—	2	3,246	(75)	13,684	5,509	22,369

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc., Liberty Broadband Corporation (“Liberty Broadband”), Liberty Expedia Holdings (prior to July 2019) and GCI Liberty, Inc. (“GCI Liberty”), all of which are, or were (in the case of Liberty Expedia Holdings), separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and the applicable counterparty, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides the applicable counterparty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty is reimbursed by each counterparty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. The remaining Services Agreements provide for the payment to Liberty of an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with the other companies. Under these various agreements, approximately $23 million and $8 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2019 and 2018, respectively, and $39 million and $21 million were reimbursed during the nine months ended September 30, 2019 and 2018, respectively.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of September 30, 2019, the Liberty SiriusXM Group is comprised of SIRIUS XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of September 30, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $133 million, which includes $79 million of subsidiary cash. During the nine months ended September 30 2019, SIRIUS XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $167 million, of which Liberty received $115 million. On October 10, 2019, SIRIUS XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock payable on November 29, 2019 to stockholders of record as of the close of business on November 8, 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of September 30, 2019, the Braves Group is comprised primarily of  Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of September 30, 2019, the Braves Group has cash and cash equivalents of approximately $142 million, which includes $57 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of September 30, 2019, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, an intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As of September 30, 2019, the Formula One Group has cash and cash equivalents of approximately $419 million, which includes $354 million of subsidiary cash.

The number of notional shares representing the intergroup interest held by the Formula One Group is 9,084,940, representing a 15.1% intergroup interest in the Braves Group at September 30, 2019. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of Series C Liberty Braves common stock issuable to the Formula One Group with respect to its interest in the Braves Group. The intergroup interest may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interest will remain outstanding until the redemption of the outstanding interest, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group to the Formula One Group.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)  Acquisitions

SIRIUS XM Holdings acquisition of Pandora

On February 1, 2019, SIRIUS XM Holdings purchased all of the outstanding shares of Pandora Media, Inc. (“Pandora”) for $2.4 billion, by converting each outstanding share of Pandora common stock into 1.44 shares of SIRIUS XM Holdings common stock and by cancelling SIRIUS XM Holdings’ investment in Pandora’s preferred stock with a fair value of $524 million, for total consideration of approximately $2.9 billion. Net cash acquired by SIRIUS XM Holdings was $313 million. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The table below shows the value of the consideration paid in connection with the acquisition (in millions, except for exchange ratio and price per share of SIRIUS XM Holdings common stock):

Pandora common stock outstanding at January 31, 2019	272
Exchange ratio	1.44
Sirius XM Holdings common stock issued	392
Price per share of Sirius XM Holdings common stock as of January 31, 2019	$5.83
Value of Sirius XM Holdings common stock issued to Pandora stockholders pursuant to the transactions	2,285
Value of Sirius XM Holdings replacement equity awards attributable to pre-combination service	70
Sirius XM Holdings' Pandora preferred stock investment cancelled	524
Total consideration	$2,879

The preliminary acquisition price allocation for Pandora is as follows (in millions):

Cash and cash equivalents	$313
Trade and other receivables, net	353
Other current assets	109
Property and equipment	41
Goodwill	1,566
Intangible assets not subject to amortization	331
Intangible assets subject to amortization, net	800
Other assets	190
Accounts payable and accrued liabilities	(322)
Current portion of debt	(151)
Deferred revenue	(37)
Other current liabilities	(27)
Long-term debt (a)	(218)
Other liabilities	(69)
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

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents synergies and economies of scale expected from the combination of services. None of the acquired goodwill is expected to be deductible for tax purposes. Pandora’s amortizable intangible assets are comprised of customer relationships and software and technology, with estimated weighted average useful lives of 8 years and 5 years, respectively. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Additionally, in connection with the acquisition, SIRIUS XM Holdings acquired gross net operating loss carryforwards of approximately $1,284 million for federal income tax purposes available to offset future taxable income. The acquired net operating losses are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those net operating losses within the carryforward period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2019, the valuation related to the acquisition of Pandora is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain current assets, contingencies and tax balances. SIRIUS XM Holdings recognized $83 million of costs related to the acquisition of Pandora during the nine months ended September 30, 2019.

The amounts of revenue and net loss of Pandora included in Liberty’s condensed consolidated statement of operations since the date of acquisition were $447 million and $47 million, respectively, for the three months ended September 30, 2019 and $1,139 million and $225 million, respectively, for the nine months ended September 30, 2019.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2018, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Revenue	$2,858	2,735	7,793	7,160
Net earnings (loss)	$260	340	346	517
Net earnings (loss) attributable to Liberty stockholders	$191	247	164	346

The pro forma results primarily include adjustments related to the amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of Pandora had occurred previously and the Company consolidated Pandora during the entirety of the periods presented.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in millions)
Cost of services:
Programming and content	$8	3	22	21
Customer service and billing	1	1	3	3
Other	1	1	4	4
Other operating expense	15	5	37	13
Selling, general and administrative	51	36	151	104
	$76	46	217	145

Liberty—Grants of stock options

Awards granted during the nine months ended September 30, 2019 are summarized as follows:

	Nine Months Ended
	September 30, 2019
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

In addition to the stock option grants to the Liberty CEO and in connection with his employment agreement, during the nine months ended September 30, 2019, Liberty granted 40 thousand and 72 thousand RSUs of Series C Liberty Braves common stock and Series C Liberty Formula One common stock, respectively, of which 38 thousand and 60 thousand, respectively, were performance-based. Such RSUs had a GDFV of $27.73 per share and $33.94 per share, respectively, at the time they were granted. The time-based RSUs cliff vested on March 11, 2019 and the performance-based RSUs cliff vest one year from the month of grant, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the nine months ended September 30, 2019.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,403	$19.84				11,495	$28.85
Granted	—	$—				491	$40.53
Exercised	(197)	$19.97				(342)	$21.33
Forfeited/Cancelled	—	$—				(353)	$31.69
Outstanding at September 30, 2019	1,206	$19.82	0.2	years	$26	11,291	$29.50	2.8	years	$141
Exercisable at September 30, 2019	1,206	$19.82	0.2	years	$26	7,848	$28.74	2.5	years	$104

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	177	$11.44				1,276	$16.58
Granted	—	$—				7	$27.73
Exercised	(53)	$11.46				(106)	$11.51
Forfeited/Cancelled	—	$—				(33)	$15.19
Outstanding at September 30, 2019	124	$11.43	0.2	years	$2	1,144	$17.15	2.7	years	$12
Exercisable at September 30, 2019	124	$11.43	0.2	years	$2	833	$17.06	2.6	years	$9

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	360	$11.71				6,684	$26.92
Granted	—	$—				2,231	$33.94
Exercised	(65)	$11.85				(408)	$31.35
Forfeited/Cancelled	—	$—				(86)	$19.26
Outstanding at September 30, 2019	295	$11.68	0.2	years	$8	8,421	$28.64	4.6	years	$109
Exercisable at September 30, 2019	295	$11.68	0.2	years	$8	5,983	$28.53	4.3	years	$78

As of September 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $19 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of September 30, 2019, Liberty reserved 12.5 million, 1.3 million and 8.7 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

SIRIUS XM Holdings — Stock-based Compensation

SIRIUS XM Holdings granted various types of stock awards to its employees during the nine months ended September 30, 2019. As of September 30, 2019, SIRIUS XM Holdings has approximately 228 million options outstanding of which approximately 159 million are exercisable, each with a WAEP per share of $4.39 and $3.93, respectively. The aggregate intrinsic value of SIRIUS XM Holdings options outstanding and exercisable as of September 30, 2019 is $440 million and $374 million, respectively. During the nine months ended September 30, 2019, SIRIUS XM Holdings granted approximately 37 million nonvested RSUs with a GDFV per share of $5.97. In addition, 48 million nonvested RSUs with a GDFV per share of $5.83 were granted during the nine months ended September 30, 2019 in connection with the Pandora acquisition. The stock-based compensation expense related to SIRIUS XM Holdings was $65 million and $30 million for the three months ended September 30, 2019 and 2018, respectively, and $171 million and $100 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, the acquisition and other related costs recognized by SIRIUS XM Holdings during the nine months ended September 30, 2019 includes $21 million of stock-based compensation. As of September 30, 2019, the total unrecognized compensation cost related to unvested SIRIUS XM Holdings stock options and RSUs was $476 million. The SIRIUS XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Excluded from diluted EPS for the three and nine months ended September 30, 2019 are approximately 22 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 2 million potentially dilutive shares of Series A Liberty Braves common stock and 5 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 9), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 9) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement have been attributed to the Formula One Group.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty SiriusXM Common Stock
	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	numbers of shares in millions
Basic WASO	317	330	320	333
Potentially dilutive shares	4	5	4	4
Diluted WASO	321	335	324	337

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Braves Common Stock
	Three months ended		Nine months ended
	September 30, 2019 (b)	September 30, 2018 (b)	September 30, 2019 (a)(b)	September 30, 2018 (a)(b)
	numbers of shares in millions
Basic WASO	51	51	51	51
Potentially dilutive shares	10	10	10	10
Diluted WASO	61	61	61	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
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

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$12	41	(33)	(13)
Unrealized (gain) loss on the intergroup interest	(2)	13	26	46
Diluted earnings (loss) attributable to Liberty Braves stockholders	$10	54	(7)	33

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Liberty Formula One Common Stock
	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019 (a)	September 30, 2018
	numbers of shares in millions
Basic WASO	231	231	231	231
Potentially dilutive shares	2	1	2	1
Diluted WASO	233	232	233	232
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2019			December 31, 2018
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$450	450	—	231	231	—
Debt and equity securities	$386	288	98	1,195	228	967
Financial instrument assets	$389	28	361	280	21	259
Debt	$2,812	—	2,812	2,487	—	2,487

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Debt and equity securities	$18	(25)	89	133
Debt measured at fair value (a)	(62)	26	(295)	(77)
Change in fair value of bond hedges (b)	68	(41)	107	76
Other derivatives	(10)	9	(72)	48
	$14	(31)	(171)	180
(a)	Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.
(b)	Contemporaneously with the issuance of Liberty’s 1.375% Cash Convertible Notes due 2023, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of Liberty’s 1.375% Cash Convertible Notes due 2023, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2019 and the carrying amount at December 31, 2018:

	September 30, 2019			December 31, 2018
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	70%	$ NA	$632	613
Other		NA	6	16
Total Liberty SiriusXM Group			638	629

Braves Group
Other	various	NA	104	92
Total Braves Group			104	92

Formula One Group
Live Nation (a)	33%	$4,620	792	743
Other	various	NA	164	177
Total Formula One Group			956	920
Consolidated Liberty			$1,698	1,641
(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral as of September 30, 2019 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$—	1	2	1
Other	(7)	(3)	(20)	(3)
Total Liberty SiriusXM Group	(7)	(2)	(18)	(2)

Braves Group
Other	4	2	13	8
Total Braves Group	4	2	13	8

Formula One Group
Live Nation	54	54	61	57
Other	4	4	13	9
Total Formula One Group	58	58	74	66
Consolidated Liberty	$55	58	69	72

SIRIUS XM Canada

As of September 30, 2019, SIRIUS XM Holdings holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada Holdings Inc. (“SIRIUS XM Canada”), with the remainder of SIRIUS XM Holdings’ voting and equity interests held by two shareholders. SIRIUS XM Holdings owns approximately 591 million shares of preferred stock of SIRIUS XM Canada, which has a liquidation preference of one Canadian dollar per share. SIRIUS XM Canada is accounted for as an equity method investment as SIRIUS XM Holdings does not have the ability to direct the most significant activities that impact SIRIUS XM Canada's economic performance.

SIRIUS XM Holdings has a loan to SIRIUS XM Canada in the aggregate amount of $129 million as of September 30, 2019. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

SIRIUS XM Holdings has approximately $11 million in related party current assets as of September 30, 2019. At September 30, 2019, SIRIUS XM Holdings has approximately $4 million and $1 million in current and noncurrent related party liabilities, respectively, which are recorded in current and noncurrent other liabilities, respectively, in the Company’s condensed consolidated balance sheet. SIRIUS XM Holdings recorded approximately $25 million and $25 million in revenue for the three months ended September 30, 2019 and 2018, respectively, and $73 million and $72 million in revenue for the nine months ended September 30, 2019 and 2018, respectively, associated with these various agreements. SIRIUS XM Canada paid gross dividends to SIRIUS XM Holdings of less than $1 million during each of the three months ended

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2019 and 2018, and less than $1 million and $2 million during the nine months ended September 30, 2019 and 2018, respectively.

(8)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	SIRIUS XM Holdings	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2019	$14,250	3,956	180	18,386
Acquisition (a)	1,566	—	—	1,566
Balance at September 30, 2019	$15,816	3,956	180	19,952
(a)	See note 3 for details regarding SIRIUS XM Holdings’ acquisition of Pandora.

Intangible Assets Not Subject to Amortization

On February 1, 2019, SIRIUS XM Holdings recorded $331 million of tradenames related to the Pandora acquisition. See note 3 for details regarding the acquisition of Pandora.

Intangible Assets Subject to Amortization

	September 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(494)	3,136	3,630	(346)	3,284
Customer relationships	3,086	(1,040)	2,046	2,684	(795)	1,889
Licensing agreements	316	(179)	137	316	(162)	154
Other	1,577	(817)	760	1,047	(659)	388
Total	$8,609	(2,530)	6,079	7,677	(1,962)	5,715

Amortization expense for intangible assets with finite useful lives was $204 million and $170 million for the three months ended September 30, 2019 and 2018, respectively, and $593 million and $492 million for the nine months ended September 30, 2019 and 2018, respectively. Based on its amortizable intangible assets as of September 30, 2019, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2019	$202
2020	$801
2021	$664
2022	$574
2023	$536

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2019	2019	2018
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	407	372
SIRIUS XM Holdings Margin Loan	550	550	600
Subsidiary notes and loans:
SIRIUS XM 3.875% Senior Notes due 2022	1,000	995	994
SIRIUS XM 4.625% Senior Notes due 2023	500	498	497
SIRIUS XM 6% Senior Notes due 2024	—	—	1,490
SIRIUS XM 4.625% Senior Notes due 2024	1,500	1,484	—
SIRIUS XM 5.375% Senior Notes due 2025	1,000	993	992
SIRIUS XM 5.375% Senior Notes due 2026	1,000	992	991
SIRIUS XM 5.0% Senior Notes due 2027	1,500	1,488	1,487
SIRIUS XM 5.50% Senior Notes due 2029	1,250	1,236	—
Pandora 1.75% Convertible Senior Notes due 2020	1	1	—
Pandora 1.75% Convertible Senior Notes due 2023	193	161	—
SIRIUS XM Senior Secured Revolving Credit Facility	65	65	439
SIRIUS XM Holdings leases	—	—	5
Deferred financing costs		(13)	(9)
Total Liberty SiriusXM Group	8,959	8,857	7,858
Braves Group
Subsidiary notes and loans:
Notes and loans	540	540	494
Deferred financing costs		(5)	(3)
Total Braves Group	540	535	491
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	1,170	1,062
1% Cash Convertible Notes due 2023 (1)	450	544	463
2.25% Exchangeable Senior Debentures due 2046 (1)	210	251	209
2.25% Exchangeable Senior Debentures due 2048 (1)	385	440	381
Live Nation Margin Loan	—	—	—
Other	32	32	33
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,908	2,910
Deferred financing costs		(16)	(19)
Total Formula One Group	4,979	5,329	5,039
Total debt	$14,478	14,721	13,388
Debt classified as current		(14)	(17)
Total long-term debt		$14,707	13,371

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option.  Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the condensed consolidated statements of operations.  As of September 30, 2019, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037. As of September 30, 2019, the basket price of the securities underlying the Bond Hedge Transaction was $54.49 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of September 30, 2019 and December 31, 2018 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted to $61.16 per share. As of September 30, 2019, the basket price of the securities underlying the Amended Warrant Transactions was $54.49 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

2.25% Exchangeable Senior Debentures due 2046

On August 17, 2016, Liberty closed a private offering of approximately $445 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2046 (the “2.25% Exchangeable Senior Debentures due 2046”), and shares of the Company’s Time Warner, Inc. (“Time Warner”) common stock were the reference shares attributable to the debentures. On June 14, 2018, AT&T Inc. (“AT&T”) acquired Time Warner in a stock-and-cash transaction. In accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration was paid on June 22, 2018 as an extraordinary additional distribution to holders of debentures, and the stock portion of the acquisition consideration became reference shares attributable to the debentures. Also pursuant to the indenture, the original principal amount of the 2.25% Exchangeable Senior Debentures due 2046 was reduced by an amount equal to the extraordinary additional distribution of $229 million, calculated as $514.1295 per $1,000 original principal amount of debentures. Additionally, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares will be distributed by the Company to holders of the debentures as an additional distribution.

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

Margin Loans

SIRIUS XM Holdings Margin Loan

In March 2019, Liberty extended its margin loan agreement comprised of a $250 million term loan and a $500 million revolving line of credit, which mature during March 2021, and a $600 million delayed draw term loan, which matures during March 2020. The term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 4.15% per annum at September 30, 2019. As of September 30, 2019, availability under the SIRIUS XM Holdings Margin Loan was $800 million. 1,000

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

million shares of SIRIUS XM Holdings common stock held by Liberty with a value of $6,255 million were pledged as collateral to the SIRIUS XM Holdings Margin Loan as of September 30, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2019, availability under the Live Nation Margin Loan was $600 million. As discussed in note 7, 53.7 million shares of the Company’s Live Nation common stock with a value of $3,565 million were pledged as collateral to the loan as of September 30, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

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

SIRIUS XM Holdings Senior Secured Revolving Credit Facility

SIRIUS XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of SIRIUS XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of SIRIUS XM Holdings' assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Borrowings outstanding under the Credit Facility as of September 30, 2019 bore interest at a rate of 3.89% per annum. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. SIRIUS XM Holdings is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of September 30, 2019 was 0.25% per annum and is payable on a quarterly basis.  As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,684 million as of September 30, 2019.

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of September 30, 2019
	September 30,	December 31,	Borrowing	Weighted avg	Maturity
	2019	2018	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$45	17	185	3.03%	various
Ballpark funding
Term loan	50	52	NA	3.41%	August 2021
Senior secured note	189	195	NA	3.77%	September 2041
Floating rate notes	66	70	NA	3.80%	September 2029
Mixed-use credit facilities and loans	160	160	298	4.36%	various
Spring training credit facility	30	—	39	3.16%	December 2022
Total Braves Holdings	$540	494

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

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, and in combination with leverage reduction, the applicable interest rate is LIBOR plus 2.0% per annum. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of September 30, 2019, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 4.54% as of September 30, 2019. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of September 30, 2019, Formula 1 has interest rate swaps on $2.5 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The SIRIUS XM Credit Facility contains certain financial covenants related to SIRIUS XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge ratio, capital expenditures and liquidity.  The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, SIRIUS XM’s Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, SIRIUS XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of September 30, 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of SIRIUS XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2019
SIRIUS XM 3.875% Senior Notes due 2022	$1,016
SIRIUS XM 4.625% Senior Notes due 2023	$509
SIRIUS XM 4.625% Senior Notes due 2024	$1,558
SIRIUS XM 5.375% Senior Notes due 2025	$1,038
SIRIUS XM 5.375% Senior Notes due 2026	$1,048
SIRIUS XM 5.0% Senior Notes due 2027	$1,553
SIRIUS XM 5.50% Senior Notes due 2029	$1,333
Pandora 1.75% Senior Notes due 2020	$1
Pandora 1.75% Senior Notes due 2023	$226

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2019.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The effect of the adoption on our consolidated balance sheets as of January 1, 2019 for the adoption of ASC 842 is as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	in millions
Assets
Other current assets	$360	(2)	358
Property and equipment, at cost	$3,765	(371)	3,394
Accumulated depreciation	$(1,296)	15	(1,281)
Other assets	$1,861	396	2,257

Liabilities and Equity
Other current liabilities	$49	32	81
Long-term debt	$13,371	(1)	13,370
Other long-term liabilities	$864	9	873
Retained earnings	$13,644	(2)	13,642

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

The components of lease expense during the three and nine months ended September 30, 2019 were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	in millions
Finance lease cost
Depreciation of leased assets	$10	28
Interest on lease liabilities	1	4
Total finance lease cost	11	32
Operating lease cost	23	67
Sublease income	(1)	(3)
Total lease cost	$33	96

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The remaining weighted-average lease term and the weighted average discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Finance leases	29.9
Operating leases	10.1
Weighted-average discount rate:
Finance leases	4.6%
Operating leases	5.2%

Supplemental balance sheet information related to leases was as follows:

September 30,
2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$471

Current operating lease liabilities (2)	$54
Operating lease liabilities (3)	445
Total operating lease liabilities	$499

Finance Leases:
Property and equipment, at cost	$494
Accumulated depreciation	(82)
Property and equipment, net	$412

Current finance lease liabilities (2)	$4
Finance lease liabilities (3)	123
Total finance lease liabilities	$127
(1)	Included in Other assets in the condensed consolidated balance sheet
(2)	Included in Other current liabilities in the condensed consolidated balance sheet
(3)	Included in Other liabilities in the condensed consolidated balance sheet

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58
Financing cash flows from finance leases	$6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at September 30, 2019 consisted of the following:

	Finance leases	Operating leases
	in millions
Remainder of 2019	$4	14
2020	10	81
2021	10	69
2022	9	65
2023	9	62
Thereafter	174	351
Total lease payments	216	642
Less: implied interest	89	143
Present value of lease liabilities	$127	499

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2019 aggregated $399 million, which is payable as follows: $159 million in 2019, $52 million in 2020, $61 million in 2021, $22 million in 2022 and $105 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

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

Following a mediation, in April 2019, SIRIUS XM Holdings entered into an agreement to settle this purported class action suit.  The settlement resolves the claims of consumers for the period October 2013 through January 2019.  As part of the settlement, SIRIUS XM Holdings paid $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid.  The settlement also contemplates that SIRIUS XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, SIRIUS XM Holdings will also implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs.  Settlement of this matter is subject to, among other things, final approval by the Court. This charge is included in the selling, general and administrative expense line item in the condensed consolidated financial statements for the nine months ended September 30, 2019, but has been excluded from Adjusted OIBDA (as defined in note 12) for the corresponding period as this charge does not relate to the on-going performance of the business.

Pre-1972 Sound Recording Litigation.  On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges a violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 (“pre-1972 recordings”). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

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

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc.  This action is also currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

The MMA grants a newly available federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora made the required payments and reporting under the MMA for certain of its uses of pre-1972

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

recordings to avail itself of this federal preemption defense. Based on the federal preemption contained in the MMA (along with other considerations), Pandora asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora Media, Inc. case. On October 17, 2019, the Ninth Circuit Court of Appeals issued a memorandum disposition concluding that the question of whether the MMA preempts Flo and Eddie's claims challenging Pandora's performance of pre-1972 recordings "depends on various unanswered factual questions" and remanded the case to the District Court for further proceedings.

When the stays in the remaining cases - the two Sheridan v. Pandora Media, Inc. cases and the Ponderosa Twins Plus One et al. v. Pandora Media case - are lifted, Pandora expects to file motions to dismiss those actions as well.

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

For the nine months ended September 30, 2019, the Company has identified the following subsidiaries as its reportable segments:

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings:
Subscriber	$1,556	1,341	4,551	3,903
Advertising	366	46	933	135
Equipment	45	41	127	113
Other	44	40	121	124
Total Liberty SiriusXM Group	2,011	1,468	5,732	4,275
Braves Group
Corporate and other:
Baseball	203	190	415	382
Development	9	10	27	28
Total Braves Group	212	200	442	410
Formula One Group
Formula 1:
Primary	553	560	1,282	1,136
Other	80	87	217	210
Total Formula One Group	633	647	1,499	1,346
Consolidated Liberty	$2,856	2,315	7,673	6,031

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for SIRIUS XM Holdings during the three months ended September 30, 2019 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the nine months ended September 30, 2019 were approximately $154 million and $297 million, respectively.  The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $408 million for the remainder of 2019, $1,989 million in 2020, $1,591 million in 2021, $3,966 million in 2022 through 2027, and $273 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$659	587	1,871	1,659
Corporate and other	(4)	(4)	(10)	(15)
Total Liberty SiriusXM Group	655	583	1,861	1,644
Braves Group
Corporate and other	45	72	73	100
Total Braves Group	45	72	73	100
Formula One Group
Formula 1	162	158	372	295
Corporate and other	(8)	(2)	(23)	(12)
Total Formula One Group	154	156	349	283
Consolidated Liberty	$854	811	2,283	2,027

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$30,804	638	239
Corporate and other	200	—	—
Total Liberty SiriusXM Group	31,004	638	239
Braves Group
Corporate and other	1,594	104	72
Total Braves Group	1,594	104	72
Formula One Group
Formula 1	9,136	—	13
Corporate and other	2,225	956	14
Total Formula One Group	11,361	956	27
Elimination (1)	(314)	—	—
Consolidated Liberty	$43,645	1,698	338
(1)	This is primarily the intergroup interest in the Braves Group held by the Formula One Group, as discussed in note 2. The intergroup interest attributable to the Formula One Group is presented as an asset and the intergroup interest attributable to the Braves Group is presented as a liability in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Adjusted OIBDA	$854	811	2,283	2,027
Legal settlement (note 11)	—	—	(25)	(69)
Stock-based compensation	(76)	(46)	(217)	(145)
Acquisition and other related costs (note 3)	—	—	(83)	—
Depreciation and amortization	(271)	(234)	(790)	(681)
Operating income (loss)	507	531	1,168	1,132
Interest expense	(169)	(150)	(495)	(453)
Share of earnings (losses) of affiliates, net	55	58	69	72
Realized and unrealized gains (losses) on financial instruments, net	14	(31)	(171)	180
Other, net	(47)	10	(18)	37
Earnings (loss) before income taxes	$360	418	553	968

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by SIRIUS XM Holdings Inc. (“SIRIUS XM Holdings”); fluctuations in interest rates and stock prices; the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	consumer demand for our products and services and our ability to adapt to changes in demand;
●	competitor responses to our businesses’ products and services;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
●	our businesses’ significant dependence upon automakers;
●	our businesses’ ability to attract and retain subscribers in the future;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	interruption or failure of our information technology and communication systems, including the failure of SIRIUS XM Holdings’ satellites, could negatively impact our results and brand;
●	royalties for music rights have increased and may continue to do so in the future;
●	the integration of Pandora Media, Inc. (“Pandora”) by SIRIUS XM Holdings and the impact of the acquisition on SIRIUS XM Holdings’ expected results of operations and financial condition;
●	the outcome of any pending or threatened litigation or investigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and consumer protection laws, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	general economic and business conditions and industry trends;
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	rapid technological and industry changes;
●	impairments of third-party intellectual property rights;
●	our indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	failure to protect the security of personal information about our businesses’ customers, subjecting our businesses to potentially costly government enforcement actions or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2019, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, SIRIUS XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of September 30, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $133 million, which includes approximately $79 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2019, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. As of September 30, 2019, the Braves Group has cash and cash equivalents of approximately $142 million. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Braves Group.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2019, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, an approximate 15.1% intergroup interest in the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. The Formula One Group has cash and cash equivalents of approximately $419 million as of September 30, 2019, which includes approximately $354 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Revenue
Liberty SiriusXM Group
SIRIUS XM Holdings	$2,011	1,468	5,732	4,275
Total Liberty SiriusXM Group	2,011	1,468	5,732	4,275
Braves Group
Corporate and other	212	200	442	410
Total Braves Group	212	200	442	410
Formula One Group
Formula 1	633	647	1,499	1,346
Total Formula One Group	633	647	1,499	1,346
Consolidated Liberty	$2,856	2,315	7,673	6,031

Operating Income (Loss)
Liberty SiriusXM Group
SIRIUS XM Holdings	$459	465	1,196	1,217
Corporate and other	(5)	(10)	(22)	(33)
Total Liberty SiriusXM Group	454	455	1,174	1,184
Braves Group
Corporate and other	21	45	6	29
Total Braves Group	21	45	6	29
Formula One Group
Formula 1	44	39	23	(56)
Corporate and other	(12)	(8)	(35)	(25)
Total Formula One Group	32	31	(12)	(81)
Consolidated Liberty	$507	531	1,168	1,132

Adjusted OIBDA
Liberty SiriusXM Group
SIRIUS XM Holdings	$659	587	1,871	1,659
Corporate and other	(4)	(4)	(10)	(15)
Total Liberty SiriusXM Group	655	583	1,861	1,644
Braves Group
Corporate and other	45	72	73	100
Total Braves Group	45	72	73	100
Formula One Group
Formula 1	162	158	372	295
Corporate and other	(8)	(2)	(23)	(12)
Total Formula One Group	154	156	349	283
Consolidated Liberty	$854	811	2,283	2,027

Revenue.  Our consolidated revenue increased $541 million and $1,642 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were due to SIRIUS XM Holdings’ acquisition of Pandora and revenue growth for SIRIUS XM and Braves Holdings. Formula 1’s revenue decreased during the three months ended September 30, 2019 and increased during the nine months ended September 30, 2019 as compared to the corresponding periods in the prior year. See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income decreased $24 million and increased $36 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2019 was primarily driven by a $23 million decrease in Braves Holdings operating results. The increase for the nine months ended September 30, 2019 was driven by a $79 million improvement in Formula 1’s operating results, partially offset by $22 million and $21 million decreases in Braves Holdings and SIRIUS XM Holdings operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $217 million and $145 million of stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. The increase in stock compensation expense is primarily due to an increase at SIRIUS XM Holdings. As of September 30, 2019, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $19 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.6 years. Additionally, as of September 30, 2019, the total unrecognized compensation cost related to unvested SIRIUS XM Holdings stock options and restricted stock units was $476 million.  The SIRIUS XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Operating income (loss)	$507	531	1,168	1,132
Depreciation and amortization	271	234	790	681
Stock-based compensation	76	46	217	145
Legal settlement	—	—	25	69
Acquisition and other related costs	—	—	83	—
Adjusted OIBDA	$854	811	2,283	2,027

Consolidated Adjusted OIBDA improved $43 million and $256 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended September 30, 2019 was primarily due to a $72 million improvement in SIRIUS XM Holdings Adjusted OIBDA, partially offset by a $28 million decrease in Braves Holdings Adjusted OIBDA. The increase in Adjusted OIBDA for the nine months ended September 30, 2019 was primarily due to $212 million and $77 million improvements in SIRIUS XM Holdings and Formula 1 Adjusted OIBDA, respectively, partially offset by a $28 million decrease in Braves Holdings Adjusted OIBDA. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of SIRIUS XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(115)	(95)	(326)	(291)
Braves Group	(6)	(6)	(20)	(19)
Formula One Group	(48)	(49)	(149)	(143)
Consolidated Liberty	$(169)	(150)	(495)	(453)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(7)	(2)	(18)	(2)
Braves Group	4	2	13	8
Formula One Group	58	58	74	66
Consolidated Liberty	$55	58	69	72

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(10)	(51)	6	69
Braves Group	(2)	1	(6)	1
Formula One Group	26	19	(171)	110
Consolidated Liberty	$14	(31)	(171)	180

Other, net
Liberty SiriusXM Group	$(51)	6	(42)	23
Braves Group	—	—	1	2
Formula One Group	4	4	23	12
Consolidated Liberty	$(47)	10	(18)	37

	$(147)	(113)	(615)	(164)

Interest expense. Consolidated interest expense increased $19 million and $42 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases for the three and nine months ended September 30, 2019 were primarily due to an increase in interest expense for the Liberty SiriusXM Group due to an increase in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Liberty SiriusXM Group
SIRIUS XM Canada	$—	1	2	1
Other	(7)	(3)	(20)	(3)
Total Liberty SiriusXM Group	(7)	(2)	(18)	(2)

Braves Group
Other	4	2	13	8
Total Braves Group	4	2	13	8

Formula One Group
Live Nation	54	54	61	57
Other	4	4	13	9
Total Formula One Group	58	58	74	66
Consolidated Liberty	$55	58	69	72

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Debt and equity securities	$18	(25)	89	133
Debt measured at fair value	(62)	26	(295)	(77)
Change in fair value of bond hedges	68	(41)	107	76
Other derivatives	(10)	9	(72)	48
	$14	(31)	(171)	180

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

The unrealized losses on other derivatives for the three and nine months ended September 30, 2019 are primarily due to changes in the fair value of Formula 1’s interest rate swaps.

Other, net.  Other, net expense increased $57 million and $55 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily driven by $56 million and $57 million of losses on extinguishment of debt during the three and nine months ended September 30, 2019, respectively, related to SIRIUS XM Holdings. These increases were partially offset by gains on dilution of our investment in Live Nation recognized during the current year periods within Formula One Group.

Income taxes.  The Company’s effective tax rate was 27.2% and 40.9% for the three and nine months ended September 30, 2019, respectively, and 12.4% and 13.8% for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2019, the Company recognized additional tax expense due to the effect of state income taxes and changes in our valuation allowance, partially offset by deductible stock-based compensation, the effect of foreign income taxed at rates lower than the U.S. federal income tax rate of 21% and federal income tax credits. For the nine months ended September 30, 2019, the Company recognized additional tax expense due to a change in the effective state tax rate used to measure deferred taxes and changes in our valuation allowance, primarily as a result of the acquisition of Pandora discussed in note 3 of the accompanying condensed consolidated financial statements, and the effect of state income taxes, partially offset by deductible stock-based compensation, the effect of foreign income taxed at rates lower than the U.S. federal income tax rate of 21% and federal income tax credits. The effective tax rate for the three months ended September 30, 2018 was lower than the U.S. federal income tax rate of 21% due to a benefit related to state research and development tax credits and deductible stock-based compensation, partially offset by changes in the valuation allowance. The effective tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal income tax rate of 21% due to deductible stock-based compensation, a benefit related to state research and development tax credits, and the resolution of historical matters with various tax authorities, partially offset by changes in the valuation allowance.

Net earnings.  We had net earnings of $262 million and $327 million for the three and nine months ended September 30, 2019, respectively, and net earnings of $366 million and $834 million for the three and nine months ended September 30, 2019 and 2018, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2019, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of September 30, 2019, Liberty had $386 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of September 30, 2019 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
SIRIUS XM Holdings	$79
Corporate and other	54
Total Liberty SiriusXM Group	$133
Braves Group
Corporate and other	$142
Total Braves Group	$142
Formula One Group
Formula 1	$354
Corporate and other	65
Total Formula One Group	$419

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in SIRIUS XM Holdings, which has significant cash and cash provided by operating activities, although due to SIRIUS XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has been met as of September 30, 2019. As of September 30, 2019, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company. As of September 30, 2019, Liberty had $800 million available under Liberty’s margin loan secured by shares of SIRIUS XM Holdings and $600 million available under Liberty’s margin loan secured by shares of Live Nation.

	Nine months ended
	September 30,
	2019	2018
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,437	1,291
Braves Group cash provided (used) by operating activities	57	63
Formula One Group cash provided (used) by operating activities	276	281
Net cash provided (used) by operating activities	$1,770	1,635
Liberty SiriusXM Group cash provided (used) by investing activities	$508	(632)
Braves Group cash provided (used) by investing activities	(76)	18
Formula One Group cash provided (used) by investing activities	(22)	232
Net cash provided (used) by investing activities	$410	(382)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,903)	(1,147)
Braves Group cash provided (used) by financing activities	39	(62)
Formula One Group cash provided (used) by financing activities	10	(640)
Net cash provided (used) by financing activities	$(1,854)	(1,849)

Liberty’s primary use of cash during the nine months ended September 30, 2019 (excluding cash used by SIRIUS XM Holdings, Formula 1 and Braves Holdings) was $374 million of Series C Liberty SiriusXM common stock repurchases. These repurchases were primarily funded by borrowings of debt, cash proceeds from the sale of investments and dividends from SIRIUS XM Holdings.

SIRIUS XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding SIRIUS XM Holdings common stock, repayment of long-term debt, additions to property and equipment and dividends paid to stockholders. The SIRIUS XM Holdings uses of cash were funded by cash provided by operating activities, cash received from the acquisition of Pandora and borrowings of debt. During the nine months ended September 30, 2019, SIRIUS XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $167 million, of which Liberty received $115 million. On October 10, 2019, SIRIUS XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock payable on November 29, 2019 to stockholders of record as of the close of business on November 8, 2019.

Braves Holdings’ primary use of cash was capital expenditures, funded primarily by cash provided by operating activities and net borrowings of debt.

The projected uses of Liberty's cash (excluding SIRIUS XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

SIRIUS XM Holdings’ uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, repurchase of outstanding SIRIUS XM Holdings common stock, interest payments, taxes and scheduled maturities of outstanding debt. Liberty expects SIRIUS XM Holdings to fund its projected uses of cash with cash provided by operations, cash on hand and borrowings under its existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments and operating expenses. Liberty expects Formula 1 to fund its projected uses of cash with cash provided by operations and cash on hand.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development and new spring training facility. Liberty expects Braves Holdings to fund its projected uses of cash with borrowings under its existing debt facilities, cash provided by operations and through the issuance of new construction loans.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

SIRIUS XM Holdings.  SIRIUS XM Holdings operates two complementary audio entertainment businesses, SIRIUS XM and Pandora.

SIRIUS XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. SIRIUS XM’s satellite radios are primarily distributed through automakers, retailers, and its website. The SIRIUS XM service is also available through its user interface, called “360L,” which combines SIRIUS XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue for the SIRIUS XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. The SIRIUS XM business also derives revenue from advertising on select non-music channels, direct sales of its satellite radios and accessories, and other ancillary services. As of September 30, 2019, the SIRIUS XM business had approximately 34.6 million subscribers.

In addition to its audio entertainment businesses, SIRIUS XM provides connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience of consumers.  SIRIUS XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-

time weather services designed for improving situational awareness in vehicles, boats and planes. The SIRIUS XM business also holds a 70% equity interest and 33% voting interest in SIRIUS XM Canada.

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select SIRIUS XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of September 30, 2019, Pandora had approximately 6.3 million subscribers. The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. (“AdsWizz”) by Pandora, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers.  As of September 30, 2019, the Pandora business had approximately 63.1 million monthly active users.

SIRIUS XM Holdings is a separate publicly traded company and additional information about SIRIUS XM Holdings can be obtained through its website and public filings.

Results of Operations - Actual

Liberty acquired a controlling interest in SIRIUS XM Holdings on January 18, 2013 and applied acquisition accounting and consolidated the results of SIRIUS XM Holdings from that date. The results presented below include the impacts of accounting adjustments for Liberty’s acquisition of SIRIUS XM Holdings in the current and prior periods. In addition, the results below include the financial results of Pandora from the date of acquisition by SIRIUS XM Holdings, February 1, 2019. As of September 30, 2019, there is an approximate 29% noncontrolling interest in SIRIUS XM Holdings, and the net earnings (loss) of SIRIUS XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

SIRIUS XM Holdings’ actual operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
SIRIUS XM:
Subscriber revenue	$1,424	1,341	4,196	3,903
Advertising revenue	51	46	149	135
Equipment revenue	45	41	127	113
Other revenue	44	40	121	124
Total SIRIUS XM revenue	1,564	1,468	4,593	4,275
Pandora:
Subscriber revenue	132	—	355	—
Advertising revenue	315	—	784	—
Total Pandora revenue	447	—	1,139	—
Total revenue	2,011	1,468	5,732	4,275
Operating expenses (excluding stock-based compensation included below):
SIRIUS XM cost of services (excluding legal settlement)	(599)	(560)	(1,761)	(1,639)
Pandora cost of services	(271)	—	(720)	—
Subscriber acquisition costs	(101)	(110)	(313)	(352)
Selling, general and administrative expenses (excluding legal settlement)	(318)	(185)	(898)	(549)
Other operating expenses	(63)	(26)	(169)	(76)
Adjusted OIBDA	659	587	1,871	1,659
Legal settlement	—	—	(25)	(69)
Stock-based compensation	(65)	(30)	(171)	(100)
Acquisition and other related costs	—	—	(83)	—
Depreciation and amortization	(135)	(92)	(396)	(273)
Operating income	$459	465	1,196	1,217

SIRIUS XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 6% and 8% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to higher U.S. Music Royalty Fees due to a higher music royalty rate and higher self-pay subscription revenue as a result of a 3% increase in the daily weighted average number of subscribers.

SIRIUS XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 11% and 10% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

SIRIUS XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 10% and 12% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were driven by an increase in royalty revenue due to SIRIUS XM’s transition to a new generation of chipsets.

Sirius XM Other revenue includes service and advisory revenue from SIRIUS XM Canada, connected vehicle services, and ancillary revenue. Other revenue increased approximately 10% and decreased approximately 2% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period was primarily driven by higher revenue generated by connected vehicle services. The decrease for the nine month period was primarily driven by a decrease in data usage revenue generated from connected vehicle services.

Pandora revenue includes actual results for the period from the acquisition date to September 30, 2019.

SIRIUS XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 4% and 8% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 14% and 9% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher content licensing costs and personnel-related costs.
●	Customer Service and Billing includes costs associated with the operation and management of SIRIUS XM’s internal and third party customer service centers and SIRIUS XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing increased 4% for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year. The increase for the three month period was driven by increased transaction fees from a larger subscriber base and higher call center costs due to volume. The increase for the nine month period was driven by increased transaction fees from a larger subscriber base and higher bad debt expense, partially offset by lower call center costs due to improved agent rates.
●	Other includes costs associated with the operation and maintenance of SIRIUS XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SIRIUS XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SIRIUS XM’s direct to consumer distribution channels. Other costs of services increased 23% and 9% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher cloud hosting and wireless costs associated with SIRIUS XM’s streaming services, higher repeater network costs and an increase in the inventory reserve, partially offset by lower direct sales to connected vehicle consumers. The increase for the nine month period was also partially offset by lower direct sales to satellite radio consumers.

Pandora Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora cost of services was $720 million for the period from the acquisition date to September 30, 2019.

●	Revenue Share and Royalties include licensing fees paid for streaming music or other content to Pandora listeners as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period.
●	Programming and Content includes costs to produce live listener events and promote content.
●	Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers.

Subscriber acquisition costs are costs only associated with SIRIUS XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and nine months ended September 30, 2019, subscriber acquisition costs decreased approximately 8% and 11%, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets and a decrease in the volume of satellite radio installations.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2019, selling, general and administrative expense increased 72% and 64%, respectively, as compared to the corresponding periods in the prior year.  The increases were primarily due to additional expenses associated with the inclusion of Pandora, additional subscriber communications, retention programs and acquisition campaigns.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three and nine months ended September 30, 2019 other operating expenses increased approximately 142% and 122%, respectively, as compared to the corresponding periods in the prior year. The increases were driven by additional expenses associated with the inclusion of Pandora.

Legal settlement for the nine months ended September 30, 2019 relates to a one-time $25 million legal settlement reserve for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, SIRIUS XM Holdings recorded a $69 million charge related to the legal settlement that resolved all outstanding claims, including ongoing audits, under SIRIUS XM’s statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. This expense is included in the Revenue share and royalties line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2018. These legal settlements have been excluded from Adjusted OIBDA for the corresponding periods as these expenses were not incurred as part of SIRIUS XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Stock-based compensation increased 117% and 71% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases in stock-based compensation expense are primarily due to an increase in the number of awards granted and the continued vesting of outstanding awards.

Acquisition related costs represent costs associated with the acquisition of Pandora and related reorganization costs.

Depreciation and amortization expense increased 47% and 45% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases are primarily due to increases in amortization expense attributable to intangibles recognized in connection with the Pandora acquisition and higher depreciation expense related to additional assets placed in service.

Results of Operations – Pro forma

Although Pandora’s results are only included in SIRIUS XM Holdings’ results beginning on February 1, 2019, we believe a discussion of SIRIUS XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of SIRIUS XM Holdings for the full nine months ended September 30, 2019. The pro forma financial information was prepared based on the historical financial information of SIRIUS XM Holdings (as disclosed above) and Pandora and assuming the acquisition of Pandora took place on January 1, 2018. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of SIRIUS XM Holdings had the business combination occurred on January 1, 2018, or to project the results of operations of SIRIUS XM Holdings or Liberty for any future periods.

SIRIUS XM Holdings’ pro forma operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
SIRIUS XM:
Subscriber revenue	$1,424	1,341	4,196	3,903
Advertising revenue	51	46	149	135
Equipment revenue	45	41	127	113
Other revenue	46	41	127	130
Total SIRIUS XM revenue	1,566	1,469	4,599	4,281
Pandora:
Subscriber revenue	132	127	401	345
Advertising revenue	315	292	852	778
Total Pandora revenue	447	419	1,253	1,123
Total revenue	2,013	1,888	5,852	5,404
Operating expenses (excluding stock-based compensation included below):
SIRIUS XM cost of services	(599)	(560)	(1,761)	(1,639)
Pandora cost of services	(275)	(277)	(815)	(805)
Subscriber acquisition costs	(101)	(110)	(313)	(352)
Selling, general and administrative expenses	(318)	(302)	(943)	(910)
Other operating expenses	(63)	(55)	(179)	(159)
Adjusted OIBDA	657	584	1,841	1,539
Legal settlement	—	—	(25)	(69)
Stock-based compensation	(65)	(59)	(182)	(183)
Depreciation and amortization	(135)	(133)	(411)	(396)
Operating income	$457	392	1,223	891

Please refer to the disclosure above regarding changes in SIRIUS XM revenue.

Pro forma Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pro forma Pandora subscriber revenue increased 4% and 16% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to a greater weighted average number of subscribers.

Pro forma Pandora advertising revenue is generated primarily from audio, display and video advertising. Pro forma Pandora advertising revenue increased 8% and 10% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increased sell-through percentage, growth in Pandora’s off-platform revenue and growth in the AdsWizz business.

Please refer to the disclosure above regarding changes in SIRIUS XM cost of services.

Pro forma Pandora cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pro forma Pandora costs of services decreased 1% and increased 1% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year.

●	Pro forma revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Pro forma revenue share and royalties increased during the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year due to higher revenue share driven by overall greater revenue, partially offset by lower costs resulting from renegotiated agreements with major and independent labels, distributors, performing rights organizations and publishers.
●	Pro forma programming and content includes costs to produce live listener events and promote content. Pro forma programming and content was relatively flat during the three months ended September 30, 2019 and increased during the nine months ended September 30, 2019, as compared to the corresponding periods in the prior year. The increase for the nine month period was primarily due to increases in personnel related and content costs.
●	Pro forma customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Pro forma customer service and billing costs decreased during the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, driven by bad debt recoveries.
●	Pro forma other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Pro forma other costs increased during the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year due to increased web hosting costs and personnel related costs.

Please refer to the disclosure above regarding changes in subscriber acquisition costs.

Pro forma selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2019, pro forma selling, general and administrative expense increased 5% and 4%, respectively, as compared to the corresponding periods in the prior year.  The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns. The increase for the three month period was partially offset by lower legal costs. The increase for the nine month period was also driven by higher rent, partially offset by the impact of a one-time sales and use tax charge recorded during the second quarter of 2018.

Pro forma other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SIRIUS XM’s radios into new vehicles manufactured by automakers. For the three and nine months ended September 30, 2019, pro forma other operating expenses increased approximately 15% and 13%, respectively, as compared to the corresponding periods in the prior year. The increase was driven by higher personnel-related costs.

Please refer to the disclosure above regarding legal settlement expenses.

Pro forma stock-based compensation increased 10% and was relatively flat during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period are primarily due to increases in SIRIUS XM’s stock-based compensation.

Pro forma depreciation and amortization expense increased 2% and 4% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases are primarily due to higher amortization expense attributable to intangibles recognized in connection with the Pandora acquisition and higher depreciation expense related to additional assets placed in service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with various Events. The 2019 and 2018 World Championship calendars each consist of 21 Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Primary Formula 1 revenue	$553	560	1,282	1,136
Other Formula 1 revenue	80	87	217	210
Total Formula 1 revenue	633	647	1,499	1,346
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(434)	(451)	(1,023)	(945)
Selling, general and administrative expenses	(37)	(38)	(104)	(106)
Adjusted OIBDA	162	158	372	295
Stock-based compensation	(5)	(4)	(15)	(12)
Depreciation and amortization	(113)	(115)	(334)	(339)
Operating income (loss)	$44	39	23	(56)

Number of Events	7	8	16	16

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

Primary Formula 1 revenue decreased $7 million and increased $146 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. Broadcasting revenue increased during the three months ended September 30, 2019, as compared to the corresponding period in the prior year due to contractual increases in fees, partially offset by the impact of lower proportionate recognition of season-based income during the current period resulting from one less Event. Broadcasting revenue increased during the nine months ended September 30, 2019, as compared to the corresponding period in the prior year due to contractual increases in fees, partially offset by the adverse impact of weaker prevailing foreign currency exchange rates used to translate Great Britain Pounds and Euro-denominated contracts into U.S. Dollars. Race promotion fees decreased during the three months ended

September 30, 2019, as compared to the corresponding period in the prior year due to one less Event in the current period and the impact of the renewal terms of one contract. Race promotion fees decreased during the nine months ended September 30, 2019, as compared to the corresponding period in the prior year due to the financial terms of two agreements and the adverse impact of weaker prevailing foreign currency exchange rates used to translate fees that were not denominated in U.S. Dollars, partially offset by contractual rate increases at a number of Events. Advertising and sponsorship revenue increased during the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year due to revenue from new contracts.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the Formula 2 and Formula 3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations. The $7 million decrease in Other Formula 1 revenue during the three months ended September 30, 2019, as compared to the corresponding period in the prior year was primarily attributable to one less Event in the current period and non-recurring television production fees in the prior year period. Other Formula 1 revenue increased $7 million during the nine months ended September 30, 2019, as compared to the corresponding period in the prior year due to an increase in digital media revenue, higher Paddock Club attendance and increased revenue from other Event-based activities, partially offset by non-recurring television production fees in the prior year period.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Team payments	$(335)	(344)	(766)	(696)
Other costs of Formula 1 revenue	(99)	(107)	(257)	(249)
Cost of Formula 1 revenue	$(434)	(451)	(1,023)	(945)

Cost of Formula 1 revenue decreased approximately $17 million and increased $78 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. Cost of Formula 1 revenue consists primarily of team payments.

Team payments decreased $9 million and increased $70 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in team payments during the three months ended September 30, 2019 as compared to the corresponding period in the prior year was attributable to the pro rata recognition of estimated fixed and variable Prize Fund elements, driven by one less Event in the current year period. The increase in team payments during the nine months ended September 30, 2019 was attributable to an increase in Primary Formula 1 revenue and the associated impact on variable Prize Fund elements.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs decreased $8 million during the three months ended September 30, 2019 as compared to the corresponding period in the prior year primarily due to one less Event, which drove decreases in FIA regulatory fees, advertising and sponsorship, hospitality and other Event based costs. Other costs increased $8 million during the nine months ended September 30, 2019 as compared to the corresponding period in the prior year primarily due to the continued development of Formula 1’s digital and social media platforms and costs related to other technical initiatives.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $1 million and $2 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year driven by decreases in legal and professional expenses.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense increased $1 million and $3 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in stock-based compensation expense is primarily due to an increase in the number of awards granted.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $2 million and $5 million during the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Baseball revenue	$203	190	415	382
Development revenue	9	10	27	28
Total Braves Holdings revenue	212	200	442	410
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(145)	(105)	(305)	(247)
Selling, general and administrative expenses	(21)	(21)	(60)	(58)
Adjusted OIBDA	46	74	77	105
Stock-based compensation	(3)	(4)	(11)	(8)
Depreciation and amortization	(20)	(24)	(54)	(63)
Operating income	$23	46	12	34

Home Games	40	41	81	81

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. Braves Holdings’ revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. The increases in baseball revenue per game in the current year periods were primarily driven by increases in ticket and concession sales. The decreases in development revenue in the current year periods was primarily due to the sale of the residential portion of the mixed-used complex during October 2018.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2019, other operating expenses increased $40 million and $58 million, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher player salaries, increases in baseball operations costs driven by the opening of the new spring training facility and scouting expenses, increased obligations under Major League Baseball’s revenue sharing plan and increases in stadium operations costs driven by concessions.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense was flat for the three months ended September 20, 2019 and increased $2 million for the nine months ended September 30, 2019, as compared to the corresponding periods in the prior year. The increase during the nine months ended September 30, 2019 was primarily driven by higher legal expenses.

Stock-based compensation was relatively flat and increased $3 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase was driven by an increase in the fair value of the underlying awards in the current period.

Depreciation and amortization decreased $4 million and $9 million during the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year. The decreases were primarily due to decreases in depreciation expense related to the new stadium as a result of the adoption of ASC 842 and due to the sale of the residential portion of the mixed-use complex during October 2018.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$615	4.1%	$8,344	4.7%
Braves Group	$256	3.7%	$284	3.9%
Formula One Group	$407	4.5%	$4,572	3.3%

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

At September 30, 2019, the fair value of our marketable debt and equity securities was $386 million. Had the market price of such securities been 10% lower at September 30, 2019, the aggregate value of such securities would have been approximately $39 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at September 30, 2019 the aggregate value of such security would have been $462 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In February 2019, SIRIUS XM Holdings acquired Pandora. As a result of the acquisition, SIRIUS XM Holdings is reviewing the internal controls of Pandora and is making appropriate changes as deemed necessary. Except for the changes in internal control at Pandora, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Pre-1972 Sound Recording Litigation.  On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges a violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 ("pre-1972 recordings"). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

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

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc.  This action is also currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

The MMA grants a newly available federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora made the required payments and reporting under the MMA for certain of its uses of pre-1972 recordings to avail itself of this federal preemption defense. Based on the federal preemption contained in the MMA (along with other considerations), Pandora asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora

Media, Inc. case. On October 17, 2019, the Ninth Circuit Court of Appeals issued a memorandum disposition concluding that the question of whether the MMA preempts Flo and Eddie's claims challenging Pandora's performance of pre-1972 recordings "depends on various unanswered factual questions" and remanded the case to the District Court for further proceedings.

When the stays in the remaining cases - the two Sheridan v. Pandora Media, Inc. cases and the Ponderosa Twins Plus One et al. v. Pandora Media case - are lifted, Pandora expects to file motions to dismiss those actions as well.

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

A summary of the repurchase activity for the three months ended September 30, 2019 is as follows:

	Series C Liberty SiriusXM Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2019	676,469	$39.40	676,469	$479	million
August 1 - 31, 2019	559,069	$40.79	559,069	$456	million
September 1 - 30, 2019	450,992	$41.64	450,992	$437	million
Total	1,686,530		1,686,530

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended September 30, 2019.

During the three months ended September 30, 2019, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	November 12, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 12, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President, Controller and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-4