Form 10-K
period 2019-12-31
Liberty Media Corp
filed 2020-02-26
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	37-1699499 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Liberty SiriusXM Common Stock, par value $.01 per share	LSXMA	The Nasdaq Stock Market LLC
Series B Liberty SiriusXM Common Stock, par value $.01 per share	LSXMB	The Nasdaq Stock Market LLC
Series C Liberty SiriusXM Common Stock, par value $.01 per share	LSXMK	The Nasdaq Stock Market LLC
Series A Liberty Braves Common Stock, par value $.01 per share	BATRA	The Nasdaq Stock Market LLC
Series C Liberty Braves Common Stock, par value $.01 per share	BATRK	The Nasdaq Stock Market LLC
Series A Liberty Formula One Common Stock, par value $.01 per share	FWONA	The Nasdaq Stock Market LLC
Series C Liberty Formula One Common Stock, par value $.01 per share	FWONK	The Nasdaq Stock Market LLC

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

Emerging Growth Company◻
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 28, 2019, was approximately $20.3 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2020 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	102,457,233	9,808,232	203,057,450
Liberty Braves common stock	10,312,675	981,824	39,898,713
Liberty Formula One common stock	25,834,426	2,448,141	203,371,301

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the global media and entertainment industries. Our principal businesses and assets include our consolidated subsidiaries Sirius XM Holdings (defined below), Formula 1, Braves Holdings, LLC (“Braves Holdings”) and our equity affiliate Live Nation Entertainment, Inc. (“Live Nation”).

As of January 18, 2013, the Company and its subsidiaries held more than 50% of the capital stock of Sirius XM Radio, Inc. (now known as Sirius XM Holdings Inc., “Sirius XM Holdings”) entitled to vote. Therefore, Liberty began consolidating Sirius XM Holdings in the first quarter of 2013. On February 1, 2019, Sirius XM Holdings issued shares of Sirius XM Holdings common stock in conjunction with its acquisition of Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). Sirius XM Holdings, since the date of our investment, has repurchased approximately 3.0 billion Sirius XM Holdings shares for approximately $12.8 billion. As of December 31, 2019, we owned approximately 72% of the outstanding equity interest in Sirius XM Holdings.

On November 4, 2014, Liberty completed the spin-off to its stockholders of common stock of a newly formed company called Liberty Broadband Corporation (“Liberty Broadband”) (the “Broadband Spin-Off”). At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc., (ii) Liberty’s former subsidiary TruePosition, Inc., (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable call options and (v) indebtedness, pursuant to margin loans, entered into prior to the completion of the Broadband Spin-Off. In September 2015, Liberty entered into a closing agreement with the Internal Revenue Service (“IRS”) which provided that the Broadband Spin-Off qualified for tax-free treatment.

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

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as Sirius XM Holdings, Formula 1 or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of a tracking stock are also not represented by separate boards of directors. Instead, holders of a tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group: Liberty’s subsidiary Sirius XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, Sirius XM Holdings acquired Pandora. See note 5 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora. The Formula One Group holds an intergroup interest in the Liberty SiriusXM Group.

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

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group which include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, cash, intergroup interests in the Liberty SiriusXM Group and the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2019. In addition, during the fourth quarter of 2019, the Formula One Group began purchasing shares of Liberty SiriusXM common stock. As of December 31, 2019, the number of notional shares representing the intergroup interest held by the Formula One Group was 493,278, representing a 0.2% intergroup interest in the Liberty SiriusXM Group. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group has attributed interests in the Braves Group and the Liberty SiriusXM Group which are generally stated in terms of a number of shares of Series C Liberty Braves common stock and Series C Liberty SiriusXM common stock, respectively, issuable to the Formula One Group with respect to its interests in the Braves Group and Liberty SiriusXM Group, respectively. The intergroup interests may be settled, at the discretion of the board of directors, through the transfer of newly issued shares of Liberty Braves common stock and Liberty SiriusXM common stock, respectively, cash and/or other assets to the Formula One Group. The intergroup interests will remain outstanding until the cancellation of the outstanding interests, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group or the Liberty SiriusXM Group, respectively, to the Formula One Group.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing plans, strategies and initiatives; new service offerings; renewal of licenses and authorizations; revenue growth and subscriber trends at Sirius XM Holdings; the recoverability of goodwill and other long-lived assets; the performance of our equity affiliates; projected sources and uses of cash; the payment of dividends by Sirius XM Holdings; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	consumer demand for our products and services and our ability to adapt to changes in demand;
●	competitor responses to our businesses’ products and services;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
●	our businesses’ significant dependence upon automakers;

●	our businesses’ ability to attract and retain subscribers in the future is uncertain;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	interruption or failure of our information technology and communication systems, including the failure of Sirius XM Holdings’ satellites, could negatively impact our results and brand;
●	royalties for music rights have increased and may continue to do so in the future;
●	the integration of Pandora by Sirius XM Holdings and the impact of the acquisition on Sirius XM Holdings’ expected results of operations and financial condition;
●	the outcome of any pending or threatened litigation or investigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”) and consumer protection laws, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	general economic and business conditions and industry trends;
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	rapid technological changes;
●	impairments of third-party intellectual property rights;
●	our indebtedness and its impact on the ability of our subsidiaries to react to changes in the economy or our industry;
●	our businesses’ ability to protect the security of personal information about their customers;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

Sirius XM

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and its website. The Sirius XM service is also available through a user interface called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2019, Sirius XM had approximately 35 million subscribers.

In addition to Sirius XM’s audio entertainment businesses, it provides connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and planes.

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).

Pandora

Pandora operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of December 31, 2019, Pandora had approximately 6.2 million subscribers.

The majority of Pandora’s listener hours occur on mobile devices, with the majority of its revenue generated from advertising on its ad-supported radio service on these devices. With billions of data points that help it understand users' preferences, Pandora offers both local and national advertisers the opportunity to deliver targeted messages to listeners using a combination of audio, display and video advertisements. In addition, through AdsWizz Inc. (“AdsWizz”), a

Pandora subsidiary, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers.  As of December 31, 2019, Pandora had approximately 63.5 million monthly active users.

The Sirius XM Business

Programming. Sirius XM offers a dynamic programming lineup of commercial-free music plus sports, entertainment, comedy, talk, and news, including:

●	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;
●	live play-by-play sports from major leagues and colleges;
●	a multitude of talk and entertainment channels for a variety of audiences;
●	a wide range of national, international and financial news; and
●	exclusive limited run channels.

Sirius XM believes that its diverse programming, including its lineup of exclusive content, is a significant differentiator from terrestrial radio and other audio entertainment providers. Sirius XM makes changes to its programming lineup from time to time as it strives to attract new subscribers and offer content which appeals to a broad range of audiences and to existing subscribers. The channel line-ups for its services are available at siriusxm.com.

Streaming Service. Sirius XM’s streaming service includes a variety of music and non-music channels and podcasts as well as channels that are not available on its satellite radio service. Sirius XM offers applications to allow consumers to access its streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

Sirius XM’s streaming product currently features: the broad range of music, sports, talk, news and entertainment channels available on satellite radio; access to over 100 additional music channels, which it refers to as Xtra Music Channels; and a rich offering of video content, including video from The Howard Stern Show and memorable performances and interviews from Sirius XM’s archives, including in-studio performances and behind-the-scenes moments with artists, personalities and newsmakers. SiriusXM On Demand offers its streaming subscribers the ability to choose their favorite episodes from a catalog of content whenever they want as well as select material from a growing library of podcasts Sirius XM is assembling.

Sirius XM’s streaming service is included as part of the price of Sirius XM’s Select and All Access packages.  The Personalized Stations Powered by Pandora, which allows subscribers to create their own customized commercial-free music station within the Sirius XM app, feature is offered to consumers as part of the price of Sirius XM’s All Access package. Sirius XM also offers its streaming service in several standalone packages, which do not include a satellite radio subscription. These packages, which include the Premier Streaming Plan, Essentials Plan, Student Plan and Military Plan, are available to consumers at various prices and include a variety of content.

In 2019, Sirius XM also entered into agreements to increase the distribution and ease of use of its streaming service, including through connected devices and smart speakers. Sirius XM entered into a marketing agreement with Amazon to distribute their Echo smart speakers with Sirius XM’s streaming service. Sirius XM entered into an agreement with Google to distribute the Google Home Hub with a subscription to Sirius XM’s streaming services. Sirius XM also has various arrangements with various services and consumer electronics manufactures to include the Sirius XM streaming functionality with their service and devices.

360L.  Sirius XM’s user interface, which it calls “360L,” combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. Sirius XM’s 360L interface has been deployed in certain Dodge and General Motors (“GM”) vehicles and is in the process of being introduced by several other automakers. 360L allows Sirius XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage of Sirius XM’s satellite infrastructure and low delivery costs with the two-way communication capability of a wireless streaming service to provide consumers seamless access to Sirius XM’s content, including Sirius XM’s live channels, on demand service and even more personalized music services. The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of Sirius XM’s content in the vehicle easier. In certain cases, 360L also allows consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and provides Sirius XM important data to better enable it to understand how subscribers use Sirius XM’s service and how it can more effectively market its service to consumers.

Distribution of Radios

New Vehicles.  Sirius XM distributes satellite radios through the sale and lease of new vehicles. Sirius XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States. Most automakers include a subscription to Sirius XM’s service in the sale or lease of their new vehicles. In certain cases, Sirius XM receives subscription payments from automakers in advance of the activation of its service. Sirius XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive its service. Sirius XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

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

Retail.  Sirius XM sells satellite radios directly to consumers through its website. Satellite radios are also marketed and distributed through national, regional and online retailers, such as amazon.com.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites. Sirius XM provides its service through a fleet of five orbiting geostationary satellites, two in the Sirius system, FM-5 and FM-6, and three in the XM system, XM-3, XM-4 and XM-5. Sirius XM’s XM-5 satellite serves as a spare for both the XM and Sirius systems.

Sirius XM has entered into agreements for the design, construction and launch of two new satellites, SXM-7 and SXM-8, which it plans to launch into geostationary orbits in 2020 as replacements for XM-3 and XM-4.

Satellite Insurance.  Sirius XM has procured insurance for SXM-7 and SXM-8 to cover the risks associated with each satellite’s launch and first year in orbit. Sirius XM does not have insurance policies covering its in-orbit satellites, as Sirius XM considers the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from Sirius XM’s satellites may be blocked and reception of satellite signals can be adversely affected. In other areas with a high density of next generation wireless systems, Sirius XM’s service may experience interference. In many of these areas, Sirius XM has deployed terrestrial repeaters to supplement and enhance its signal coverage and in many other areas,

Sirius XM is planning to deploy additional repeaters to mitigate interference. Sirius XM operates over 1,000 terrestrial repeaters across the United States as part of its systems.

Other Satellite Facilities.  Sirius XM controls and communicates with its satellites from facilities in North America. Its satellites are monitored, tracked and controlled by a third party satellite operator.

Studios

Sirius XM’s programming originates from studios in New York City, Los Angeles and Washington, D.C., and, to a lesser extent, from smaller studios in Nashville and a variety of venues across the country. Sirius XM Holdings’ corporate headquarters is based in New York City.

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

Through its subsidiary, Automatic Labs Inc. ("Automatic"), Sirius XM offers a service for consumers and auto dealers.  By pairing Automatic's install-it-yourself adapter and mobile application, many older vehicles can be transformed into connected vehicles. Using the Automatic service, drivers have access to various services, such as crash alerts, roadside assistance, vehicle location monitoring and sharing, vehicle health and performance monitoring, and recall notifications and service reminders. Auto dealers can also employ the Automatic service to, among other things, assist in managing vehicle inventory, monitoring the status of vehicles and delivering notifications and reminders to purchasers and lessees of vehicles. The Automatic adapter collects detailed information about each vehicle's geolocation, use, operation, performance and maintenance status in order to operate, maintain, and provide the features and functionality of the Automatic service.

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

Real Time Weather Services. Sirius XM offers several real-time weather services in vehicles, boats and planes.

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

Sirius XM entered into a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, Sirius XM Canada pays Sirius XM 25% of its gross revenue on a monthly basis and pursuant to the Advisory Services Agreement, Sirius XM Canada pays Sirius XM 5% of its gross revenue on a monthly basis.

As of December 31, 2019, Sirius XM Canada had approximately 2.7 million subscribers. Sirius XM Canada’s subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

The Pandora Business

On February 1, 2019, through a series of transactions, Pandora became an indirect wholly owned subsidiary of Sirius XM Holdings (the “Pandora Acquisition”).  See note 5 to the accompanying consolidated financial statements for information regarding the Pandora Acquisition.

Streaming Radio and On-Demand Music Services

Pandora offers a personalized music discovery platform for each listener. Subscribers are able to create personalized stations and playlists and search and play songs and albums on-demand.  The Pandora service utilizes content programing algorithms and data collected from listeners - called the Music Genome Project - to predict user music preferences, play content suited to the tastes of each listener, and introduce each listener to music consistent with the consumer's preferences.

The Pandora service is available through Pandora’s mobile device applications for smartphones, mobile operating systems and tablets. The mobile applications are free to download. The Pandora service is also available in most major automaker’s vehicles in the United States which allow for smartphone connectivity. Certain automakers now provide embedded streaming connectivity which supports and makes available the Pandora service in vehicles without the need for smartphone connectivity.  In addition, the Pandora service is integrated into consumer electronic, voice-based devices and smart speakers, including Sonos, Fitbit, Roku, Google Home, Amazon Echo, Comcast Xfinity, Apple TV and Microsoft Xbox.

The Pandora service is available as an ad-supported radio service, a radio subscription service (Pandora Plus), or an on-demand subscription service (Pandora Premium). Local and national advertisers deliver targeted messages to Pandora’s listeners.

Ad-Supported Radio Service

Pandora offers an ad-supported radio service which allows listeners to access its catalog of music, comedy, livestreams and podcasts through personalized stations. This service is free across all platforms and uses the Music Genome Project to generate stations specific to each listener. Each listener can personalize his or her stations by adding variety to the content and renaming the stations.

Listeners of the ad-supported service are provided with the option to temporarily access on-demand listening which includes certain features of the Pandora Premium service.  Pandora refers to this temporary access as “Premium Access”.

Subscription Radio Service (Pandora Plus)

Pandora offers Pandora Plus - an ad-free, subscription version of the radio service that includes options for replaying songs, skipping songs, offline listening, higher quality audio on supported devices and longer timeout-free listening. Content provided to each listener of Pandora Plus is more tailored when the listener interacts more with the platform.  Premium Access is also available to Pandora Plus listeners.

On-Demand Subscription Service (Pandora Premium)

Pandora offers Pandora Premium - an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity and the Music Genome Project.  Listeners through mobile devices have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.

Pandora Premium incorporates social networking features including a centralized stream where listeners can view the music that their social connections are experiencing and provide and receive recommendations for songs, albums and playlists. Pandora Premium also includes a “share” feature where consumers can share their stations, songs, albums or playlists through social media, messaging applications and email.

Advertising Revenue

Pandora maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting.  The Pandora business’s primary source of revenue is the sale of audio, display and video advertising for its connected device platforms, including computers and mobile devices.  Pandora also has an agreement to sell the available advertising inventory in the United States for SoundCloud, one of the world’s largest open audio platform, powered by a connected community of creators, listeners, and curators.  Advertising on Pandora platforms provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences.

AdsWizz

Through its AdsWizz subsidiary, Pandora is a global leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products -- from dynamic ad insertion to advanced programmatic platforms to innovative new audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other innovative audio advertising products, such as audio formats that can let consumers trigger an action while listening to an ad as well as other personalization-based technology.

AdsWizz’s technology is employed by Pandora in its ad-supported business as well as by third party customers.  AdsWizz’s third party customers include well-known music platforms, podcasts and broadcasting groups worldwide.

Copyrights to Programming

In connection with its businesses, Sirius XM Holdings must enter into royalty arrangements with two sets of rights holders: holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work). Sirius XM and Pandora use both statutory and direct music licenses as part of their businesses. Sirius XM Holdings licenses varying rights - such as performance and mechanical rights - for use in its Sirius XM and Pandora businesses based on the various radio and interactive services they offer. Set forth below is a brief overview of the music composition and sound recording licenses employed by Sirius XM and Pandora. These music licensing arrangements are complex and the description below is only a summary of these complicated licensing schemes.

Musical Compositions: Performance Rights and Mechanical Rights

The holders of performance rights in musical compositions, generally songwriters and music publishers, have been traditionally represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). However, some songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights LLC (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.

The holders of the mechanical rights in musical compositions, generally songwriters and their music publishers, have traditionally licensed these rights through the statutory license set forth in Section 115 of the United States Copyright Act; however, mechanical rights can also be licensed directly.

The changing market for musical compositions may have an adverse effect on the Sirius XM and Pandora businesses, including increasing costs and limiting the musical works available to them.

Sirius XM has arrangements with ASCAP, BMI, SESAC and GMR to license the musical compositions it uses on its satellite radio and streaming services. These arrangements generally include fixed payments during the term of the agreement.  Sirius XM does not require a mechanical license.

Pandora has arrangements with ASCAP, BMI, SESAC, GMR and a variety of other copyright owners to license the musical compositions performance rights used on Pandora services.

For the Pandora ad-supported radio service, each copyright holder receives as a performance royalty its usage-based and ownership-based share of a royalty pool equal to 21.5% of the content acquisition costs that Pandora pays for sound recordings on its ad-supported service.

Pandora must also license “reproduction rights” or “mechanical rights” to offer the interactive features of the Pandora services. For the Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act. In January 2018, the Copyright Royalty Board (the “CRB”) set a new rate structure for the five-year period commencing January 1, 2018 and ending on December 31, 2022. The rate was 12.3% of revenue or 23.1% of record label payments in 2019, and in 2020, the rate is 13.3% of revenue or 24.1% of record label payments.  The rate will increase over the five-year period to 15.1% of revenue or 26.2% of record label payments by 2022. Certain per-subscriber minimum royalty floors also apply depending on the type of service.

Sound Recordings

Operators of a non-interactive satellite radio or streaming service are entitled to license sound recordings under the statutory license contained in Section 114 of the United States Copyright Act (the “statutory license”). Under the statutory license, Sirius XM Holdings may negotiate royalty arrangements with the owners of sound recordings or, if negotiation is unsuccessful, the royalty rate is established by the CRB. Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, Inc. (“SoundExchange”), an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists.

Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and the services must negotiate direct license arrangements with the owners of copyrights in sound recordings.

Sirius XM Business.  For the ten-year period commencing January 1, 2018 and ending on December 31, 2027, the CRB set the royalty rate payable by Sirius XM under the statutory license covering the performance of sound recordings over Sirius XM’s satellite radio service, and the making of ephemeral (server) copies in support of such performances, to be 15.5% of gross revenue, subject to exclusions and adjustments. The revenue subject to royalty includes subscription revenue from Sirius XM’s U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit Sirius XM to reduce the payment due each month for those sound recording directly licensed from copyright owners and exclude from revenue certain other items, such royalties paid to Sirius XM for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of Sirius XM’s business that do not involve the use of copyrighted sound recordings.

In 2019, Sirius XM paid a per performance rate for the streaming of certain sound recordings of $0.0023 on its Sirius XM streaming service.  This royalty rate may increase further through 2020 based on changes in the consumer price index.

Pandora Business.  Pandora has entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported services, Pandora Plus and Pandora Premium.

For sound recordings that Pandora streams and for which it has not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license, and applicable rates thereunder, set by the CRB for the period commencing on January 1, 2016 and ending on December 31, 2020.  Effective January 1, 2019, the rate for Pandora’s non-subscription services, such as its ad-supported radio service, was adjusted for inflation to $0.0018 per play, and the rate for its subscription services, such as Pandora Plus and Pandora Premium, was adjusted for inflation to $0.0023. Sound recordings subject to the statutory license can only be played through Pandora’s radio mode services and not through services that are offered on-demand or offline or through any replay or additional skip features.

Prior to the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act in October 2018, Pandora’s rights to perform certain sound recordings that were fixed before February 15, 1972 were governed by state law. Pandora still faces class action lawsuits brought by plaintiffs who allege that Pandora violated their alleged exclusive copyright ownership rights to the reproduction and public performance of sound recordings created prior to February 15, 1972.  See “Item 3.  Legal Proceedings” of this Annual Report on Form 10-K for information on these actions.

Trademarks

Sirius XM has registered, and intends to maintain, the trademarks “Sirius”, “XM”, “SiriusXM” and “SXM” with the United States Patent and Trademark Office in connection with the services it offers. Sirius XM is not aware of any material claims of infringement or other challenges to its right to use the “Sirius”, “XM”, “SiriusXM” or “SXM” trademarks in the United States. Sirius XM also has registered, and intends to maintain, trademarks for the names of certain of its channels. Sirius XM has also registered the trademarks “Sirius”, “XM” and “SiriusXM” in Canada. Sirius XM has granted a license to use certain of its trademarks in Canada to Sirius XM Canada.

Pandora has registered, and intends to maintain, the trademarks “Pandora,” “Ampcast” and “Music Genome Project,” in addition to a number of other Pandora logos and marks, with the United States Patent and Trademark Office in connection with the services it offers.  Pandora also has registered the trademark “Pandora” in Australia, Canada, Chile, the European Union, India, Israel, Mexico, New Zealand, Switzerland, Taiwan and other countries, and the trademark “Music Genome Project” in Australia, Canada, China and New Zealand.

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the FIA Formula One World Championship (the “World Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. For 2019, 21 Events took place in 21 countries across Europe, Asia-Pacific, the Middle East and North and South America. In 2019, the

World Championship was also followed by hundreds of millions of television viewers in approximately 200 territories, and Formula 1’s largest Events have hosted live audiences in excess of 300,000 on race weekends.

Formula 1 is responsible for the commercial exploitation and development of the World Championship, in the course of which it coordinates and transacts with the Fédération Internationale de l’Automobile (“FIA”), the governing body and regulator of world motor sport, the Teams, the race promoters that stage Events, various media organizations worldwide, as well as advertisers and sponsors. Formula 1 also performs activities related to critical components of the World Championship, including filming and providing technical support at Events, production of the international television feed and logistics related to the transport of its and the Teams’ equipment, ensuring high quality and reducing delivery risk around the World Championship. Additionally, Formula 1, pursuant to other agreements with the FIA, holds the exclusive right to promote and commercially exploit F2 and F3 through 2041.

Formula 1 also generates revenue from a variety of other sources, including the operation of the Formula 1 Paddock Club hospitality program (the “Paddock Club”) at 18 Events, freight, logistical and travel related services for the Teams and other third parties, the F2 and F3 race series, which run principally as support races during Event weekends, various television production and post-production activities, digital and social media activities, other events such as fan festivals and business forums and revenue from other licensing of the commercial rights associated with the Formula 1 brand.

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

Race Promotion. Race promotion revenue comprised 30%, 34% and 34% of Formula 1’s total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of three to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year.

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

Broadcasting.  Broadcasting revenue comprised 38%, 33% and 34% of Formula 1’s total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. These contracts, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s broadcasting revenue is generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); and (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”). In 2019, Formula 1 had 14 free-to-air television agreements, seven pay television agreements and 27 agreements, including multi-territory agreements, covering both free-to-air and pay television. Formula 1’s key broadcasters include Sky (pay television) in the United Kingdom, RTL (free-to-air television) and Sky Deutschland (pay television) in Germany, Sky Italia (pay television) in Italy, Movistar (pay television) in Spain, Fox Sports (pay television) in Pan Latin America, Canal+ (pay television) and TF1 (free-to-air television) in France, Globo (free-to-air television) and Globosat (pay television) in Brazil, ESPN (pay television) in the United States, Fox Sports (pay television) in Pan Asia and MBC (free-to-air and pay television) in the Middle East and North Africa.

Advertising and Sponsorship. Advertising and sponsorship revenue comprised 15% of Formula 1’s total revenue for each of the years ended December 31, 2019, 2018 and 2017. Formula 1 sells Event-based advertising and sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, advertisers can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the United States or European consumer price index or another agreed metric.

Other Revenue

The remainder of Formula 1’s revenue is generated from a variety of other sources including the operation of the Paddock Club race-based corporate hospitality program at most Events, freight and related logistical and travel services, support races at Events (either from the commercial exploitation of the F2 and F3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other Formula 1 ancillary operations. Additionally, in 2018, Formula 1 launched F1TV Pro, a direct-to-consumer over-the-top broadcast product. Certain existing TRAs prevent F1TV Pro from being offered in the relevant territory, and the further global roll-out of the product will depend on the future renewal terms and/or renegotiations of these TRAs.

FIA and the Teams

Formula 1’s business is built on a number of key relationships—those with the FIA, the Teams and Formula 1’s principal commercial partners. See “—Key Commercial Agreements” below for more information about Formula 1’s relationships with the FIA and the Teams.

FIA

The FIA is the governing body for world motor sport and as such, is solely responsible for regulating the sporting, technical and safety aspects of the World Championship, including race circuits to be used by race promotors, through the FIA’s F1 Commission and World Motor Sport Council. The FIA regulates all international motor sports, with the World Championship being the most prominent. The FIA owns the World Championship and has granted Formula 1 the exclusive commercial rights to the World Championship until the end of 2110 under the 100-Year Agreements (described below). In addition, the FIA, through its World Motor Sport Council, approves the calendar for the World Championship each year based on the agreed race promotor contracts for the coming season. Under the 100-Year Agreements, Formula 1 is only permitted to enter into race promotion contracts that are substantially in the form agreed between Formula 1 and the FIA.

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2019 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Honda. Under the terms of the Current Concorde Arrangements (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the costs of competing in the World Championship. They receive Prize Fund payments from Formula 1, as well as sponsorship and advertising revenue from their own partners. The Current Concorde Arrangements between Formula 1, the FIA and the Teams define the terms of the Team’s participation in the World Championship (for further detail on these arrangements, see “—Key Commercial Agreements—Current Concorde Arrangements” below.)

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

Current Concorde Arrangements

From 1981 until 2012, successive Concorde Agreements governed the relationship between Formula 1, the FIA and the Teams, including the regulation of the World Championship. After the previous Concorde Agreement expired on December 31, 2012, Formula 1 entered into a separate binding bilateral agreement with each Team (the “Team Agreements”), securing the relevant Team’s commitment to continue participating in the World Championship until December 31, 2020. In addition, Formula 1 entered into the 2013 Concorde Implementation Agreement with the FIA in 2013. The 2013 Concorde Implementation Agreement, in addition to making certain modifications to the 100-Year Agreements for the period to end 2030, provides that the FIA agrees to provide certain sporting governance arrangements and regulatory safeguards for the benefit of the Teams, to enter into a new Concorde Agreement for a term of eight years (from 2013 to 2020) reflecting those sporting governance arrangements and regulatory safeguards and to enter into a subsequent Concorde Agreement from 2021 to 2030 or to extend the sporting governance arrangements or regulatory safeguards agreed under the 2013 Concorde Implementation Agreement on substantially the same terms from 2021 to 2030. The Team Agreements and the 2013 Concorde Implementation Agreement (collectively, the “Current Concorde Arrangements”) together provide the contractual framework for the World Championship that was previously set out in the Concorde Agreements.

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

Team Agreements

As discussed above, Formula 1 and each of the Teams have entered into separate Team Agreements that establish a Prize Fund, establish procedures for setting the World Championship calendar, give the Teams the right to nominate and, in some cases, appoint directors to Delta Topco’s board, and provide for certain termination rights. The Team Agreements establish rules for the determination of the Prize Fund to be paid to the Teams, which is calculated with reference to certain percentages of Formula 1’s Prize Fund Adjusted EBITDA (defined by Formula 1 as operating profit adjusted to exclude certain specific, and largely non-cash items) plus certain fixed fees. The majority of the Prize Fund paid to individual Teams is based on their results in prior Constructors’ Championships, with the balance paid to Teams that have achieved certain other historic performance milestones. Under the Team Agreements, the consent of a majority of certain Teams is required if there are more than 20 Events in a season or more than 17 Events are held in a season and the number of Events that are held outside Europe, the US or Canada exceeds 60% or more of the total number of Events in that season.

The Team Agreements with McLaren and Mercedes grant the corporate parent of each of those Teams (McLaren Technology Group Limited and Daimler AG, respectively) the right to appoint a team director (a “Team Director”) until December 31, 2020 or the termination of the relevant Team Agreement, if earlier. Ferrari has an equivalent right, pursuant to a provision contained in all Team Agreements granting that right to the longest standing Team that has competed in the World Championship for the greatest number of seasons since 1950. Currently, each of McLaren Technology Group Limited and Ferrari has exercised the relevant right and appointed a Team Director. Ferrari’s Team Director is also entitled to be a member of Delta Topco’s Audit and Ethics and Nomination Committees. In addition, the Teams have certain consultation rights with respect to the appointment of two independent non-executive directors to Delta Topco’s board of directors, although Delta Topco does not require the consent of the Teams with respect to any such appointment.

A Team Agreement may be terminated if the Team ceases to be a constructor, fails to participate in more than three Events in a season, fails to submit a valid entry for participation in the World Championship or becomes insolvent. Teams may also terminate their Team Agreements by written notice to Formula 1 under certain circumstances, including:

●	Formula 1 is unable to pay its debts when they become due;
●	Formula 1 fails for three months to pay an aggregate amount due in excess of $10 million to the Team; or
●	a controlling interest holder of Formula 1 is subject to sanctions imposed by the U.S. Office of Foreign Assets Control or is on the Financial Sanctions List in the United Kingdom.

Circuit Rights Agreements

Under circuit rights agreements (the “Circuit Rights Agreements”), Formula 1 acquires from race promoters certain rights to commercially exploit at the Events, including the rights to sell trackside advertising and title sponsorship, the right to sell Paddock Club hospitality (other than at three Events) and commercial use of the name of the Event and circuit. In a few cases a cash payment is made for the grant of these circuit rights and in others Formula 1 offers a commission or share of revenue to a race promoter where they have been instrumental in introducing a new sponsor from its territory that purchases a title sponsorship or trackside advertising. Circuit Rights Agreements typically have a term that is tied to the relevant race promoter contract.

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

Strategy

Formula 1’s goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	continuing to seek and identify opportunities to expand and develop the Event calendar and bring Events to attractive and/or strategically important new markets outside of Europe, which typically have higher race promotion fees, while continuing to build on the foundation of the sport in Europe;
●	developing advertising and sponsorship revenue, including increasing sales of Event-based packages and under the Global Partner program, and exploring opportunities in underexploited product categories;
●	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
●	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership;
●	improving the on-track competitive balance of the World Championship and the long term financial stability of the participating Teams; and
●	improving the environmental sustainability of Formula One and its related activities, targeting a net zero carbon footprint by 2030 and sustainable race events by 2025.

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

Ticket Sales. The Braves offer single game tickets, as well as various season ticket packages. The per-ticket average price of 2019 full-season ticket plans ranged from $6 to $530, depending upon the seating area. The Braves utilize a variable and dynamic pricing strategy to help eliminate the perceived difference in value for certain games, which is often exploited in the secondary market. The Braves utilize five pricing tiers to sort games and rely on dynamic pricing, which is based upon various factors including the day of the week, date, opposing team, sales velocity, remaining inventory and days until the event. The Braves have also begun to encourage fans to use digital ticketing, which allows the club to track important data, put parameters on resales, and provide paperless benefits to its consumers.

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of broadcasting rights to the Braves’ baseball games. Each MLB club has the right to authorize the television broadcast within its home television territory of games in which it participates, subject to certain exceptions. The Braves have a long-term local broadcasting agreement with Sportsouth Network II, LLC, the owner and operator of the SportSouth video programming service (“Fox SportSouth”). Nationally, the Braves participate in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 MLB clubs with ESPN, TBS, Fox and Sirius XM Holdings (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the “MLB Rules and Regulations”), the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. Each MLB club also has the right to authorize radio broadcast, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with approximately 154 local radio station affiliates broadcasting Braves games across the Southeast (the “Braves Radio Network”).

Advertising and Corporate Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising and promotional opportunities at Truist Park (formerly known as SunTrust Park). Advertising space is available on the main scoreboard, elsewhere throughout the ballpark and in programs sold at each game. The Braves also enter into long-term licensing agreements for advertising rights with respect to various suites and hospitality spaces. The Braves’ marketing department works closely with the club’s sponsors to offer contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the club allows the Braves name and logo to be used in connection with certain local promotional activities. The Braves also coordinate advertising placement through the Braves Radio Network, and has a cross-promotional sponsorship and marketing agreement with Fox SportSouth.

Player Contracts and Salaries. The Collective Bargaining Agreement (the “CBA”) requires MLB clubs to sign players using the Uniform Player’s Contract. The minimum Major League contract salary under the CBA for players during the 2019 season was $555,000 and will be $563,500 during the 2020 season. If a player is injured or terminated by the team for lack of skill during the regular season, he is entitled to all of his salary under the contract for the remainder of the year. Contracts may cover one year or multiple years, but generally under multi-year contracts a player’s salary is guaranteed even if the contract is terminated by the team, or if the player dies or becomes ill, during the term of the contract. The Braves are not required to pay the remaining contract salaries of players who resign or refuse to play. The CBA is currently set to expire on December 1, 2021.

Team

Player Personnel. Under MLB Rules and Regulations, each team is permitted to have 40 players under contract, but is allowed to maintain only 25 players on its active roster (subject to limited exceptions) from the Opening Day of the season through August 31 of each year. Beginning in 2020, each team is allowed to maintain 26 players on its active roster from the Opening Day of the season through August 31 of each year. During the remainder of the season, teams may keep 40 players under contract. Beginning in September 2020, teams must keep 28 players under contract during the remainder of the season. The Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success.

Player Development. The Braves are associated with six minor league teams located in the United States, five of which are owned by Braves Holdings. The club’s minor league affiliates are detailed below:

Team	Class	League	Location
Gwinnett Stripers	AAA	International League	Lawrenceville, GA
Mississippi Braves	AA	Southern League	Pearl, MS
Florida Firefrogs*	A Adv.	Florida State League	Kissimmee, FL
Rome Braves	A	South Atlantic League	Rome, GA
Danville Braves	R	Appalachian League	Danville, VA
GCL Braves	R	Gulf Coast League	North Port, FL

* Not owned by Braves Holdings and will relocate to North Port, FL for the 2020 season

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

Facilities

Truist Park. Effective for the 2017 season, the Braves relocated to a new ballpark in Cobb County, Georgia. Braves Holdings (or its affiliates) has exclusive operating rights to the facility via a 30-year Stadium Operating Agreement with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a MLB facility and development of a mixed-use complex adjacent to the ballpark. The total cost of the ballpark was approximately $722 million, of which approximately $392 million was funded by a combination of Cobb County, the Cumberland Improvement District and the Authority and approximately $330 million was funded by Braves Holdings. Funding for ballpark initiatives by Braves Holdings has come from cash on hand and various debt instruments, as detailed in note 9 to the accompanying consolidated financial statements.

We believe Truist Park is an industry-leading sports complex spanning approximately 1,100,000 square feet, with 41,200 seats, including 30 suites and 4,200 premium seats, multiple hospitality clubs and retail merchandise venues. The stadium also features concessions and restaurant spaces, administrative offices for team operations, sales and marketing, as well as a ticket office, team clubhouse and training rooms.

CoolToday Park. In March 2019, the Braves relocated to a new spring training facility in North Port, Florida. The park is also the playing facility of the Braves’ Rookie League affiliate GCL Braves and will be the playing facility of the Florida Firefrogs beginning in 2020. The Braves have exclusive operating rights to the facility via a 30-year Facility Operating Agreement with Sarasota County. The club operates and maintains an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park also features an academy for housing players, coaches and staff throughout the year. The academy opened in February 2020 and includes dining, meeting and auditorium spaces.

Mixed-Use Development

Braves Holdings, through affiliated entities and third party development partners, has developed a significant portion of the land around Truist Park for a mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. Phase I of the project is complete and operational. Phase II is underway and will include developing additional land for mixed-use purposes. The estimated cost for Phase II is approximately $200 million, which Braves Holdings affiliated entities are expected to fund through a mix of approximately $55 million in equity and approximately $145 million of new debt. In October 2018, Braves Holdings sold the residential portion of the mixed-use complex, the proceeds from which are funding a portion of Phase II. See note 9 to the accompanying consolidated financial statements for debt information related to the mixed-use development.

MLB Rules and Regulations

As the owner of a MLB franchise, Braves Holdings must comply with the Major League Constitution and all rules and regulations promulgated thereunder. Each franchise is required to share locally derived revenue with the other MLB franchises through MLB’s revenue sharing plan. In accordance with the Major League Constitution, each MLB franchise participates in the Major League Central Fund, which acts as a conduit of centrally derived revenue (primarily from National Broadcast arrangements) to the clubs, and funds certain expenses (such as contributions to the MLB Players Benefit Plan and administrative and operational expenses of the BOC and the Major League Central Fund) on behalf of the MLB franchises. Subject to the terms of the Major League Constitution, each MLB franchise’s share of the Major League Central Fund is paid to each MLB franchise in the fiscal year it was received, or as soon as practicable thereafter. Each MLB franchise is also a partner in MLB Advanced Media L.P., which runs certain lines of business for MLB, including MLB’s official website and all of the MLB teams’ websites.

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

Terms of Live Nation Investment

At December 31, 2019, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 33% of the issued and outstanding shares as of December 31, 2019.

Under our stockholders agreement with Live Nation, we have the right to nominate two directors (one of whom must qualify as an independent director) to the Live Nation board of directors, currently comprised of 13 directors, for so long as our ownership interest provides us with not less than 5% of the total voting power of Live Nation’s equity securities. We also have the right to cause one of our nominees to serve on the audit committee and the compensation committee of the board, provided they meet the independence and other qualifications for membership on those committees. Live Nation has waived the director independence requirement with respect to our nominees to the Live Nation board of directors, and we have waived our right to cause one of our nominees to serve on the audit and compensation committees of the board.

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

Regulatory Matters

Sirius XM Holdings

Sirius XM Holdings is subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security and data protection. There are several states that require specific information security controls to protect certain types of information and specific notifications to consumers in the event of a security breach that compromises certain categories of personal information. Certain of Sirius XM Holdings’ services are also subject to laws in the United States and abroad pertaining to privacy of user data and other information, including the California Consumer Protection Act and the European General Data Protection Regulation. Sirius XM Holdings’ Privacy Policies and customer agreements describe its practices pertaining to the foregoing.  Sirius XM Holdings believes it complies with all of its obligations under all applicable laws and regulations.

As an operator of a privately owned satellite system, Sirius XM is regulated by the FCC under the Communications Act of 1934, principally with respect to:

●	the licensing of its satellite systems;
●	preventing interference with or to other users of radio frequencies; and
●	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

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

Competition

Sirius XM Holdings faces significant competition for listeners and advertisers in its Sirius XM and Pandora businesses, including from providers of radio and other audio services. Sirius XM Holdings’ services compete with traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for Sirius XM Holdings’ subscription services and, by offering free broadcasts, it may impose limits on what Sirius XM Holdings can charge for its services. Several traditional radio companies own large numbers of radio stations or other media properties. Sirius XM Holdings also faces competition from streaming and on-demand services, including Amazon Prime, Apple Music, Google Play Music, Spotify and YouTube. Major online providers make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization and customization, and allow the user to access large libraries of content. These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. For some consumers, these services may compete with Sirius XM Holdings’ services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, nearly all automakers have deployed integrated multimedia systems in dashboards, including in many cases Apple CarPlay and Android Auto. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, streaming radio, smartphone applications and stored audio, with navigation and other advanced applications. Streaming radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems may enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles. Sirius XM Holdings also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home, but also include mobile entertainment. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. Other services offered by these providers, such as cable television, on-demand video streaming, and interactive video games compete with Sirius XM Holdings’ services to the extent they utilize existing or potential users' and listeners' time that could otherwise be allocated to the use of Sirius XM or Pandora services. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with Sirius XM Holdings’ services now or that could compete with those services in the future. A number of providers compete with Sirius XM’s traffic services. In-dash navigation is threatened by smartphones that provide data services through a direct vehicle interface. Most of these smartphones offer GPS mapping with sophisticated data-based turn-by-turn navigation. Sirius XM’s connected vehicle services business operates in a highly competitive environment and competes with several providers, including Verizon Telematics, as well as with products being developed by automakers for vehicles. OnStar, a division of GM, also offers connected vehicle services in GM vehicles. Sirius XM Holdings also competes with wireless devices, such as mobile phones. Sirius XM Holdings competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and system customization, scope of service, industry experience, past performance and price.

Sirius XM Holdings’ competition for advertisers include large scale online advertising platforms such as Amazon, Facebook and Google; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; and companies in the broadcast radio market. Sirius XM Holdings competes against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of Sirius XM Holdings’ advertising platforms, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities. The online advertising marketplace continues to evolve rapidly, particularly with the introduction of new digital advertising technologies and expanding capabilities of larger internet companies.

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

Employees

As of December 31, 2019, we had 86 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 6,667 full and part-time employees. We believe that our employee relations are good.

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

As of December 31, 2019, we had outstanding corporate-level indebtedness in the principal amount of $3.6 billion. At December 31, 2019, our only wholly owned consolidated subsidiaries are Braves Holdings and Formula 1. Braves Holdings, due to its size and nature, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco. In addition, although we consolidate Sirius XM Holdings, we do not have ready access to the cash flow of Sirius XM Holdings due to Sirius XM Holdings being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2019, we had approximately $3.6 billion principal amount of corporate-level debt outstanding, consisting of $1 billion outstanding under our 1.375% cash convertible senior notes due 2023, $450 million outstanding under our 1% cash convertible senior notes due 2023, $208 million outstanding under our 2.25% exchangeable senior debentures due 2046, $400 million outstanding under our 2.125% exchangeable senior debentures due 2048, $385 million outstanding under our 2.25% exchangeable senior debentures due 2048, $604 million outstanding under our 2.75% exchangeable senior debentures due 2049, $32 million of other obligations, $350 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM Group and $130 million outstanding under a margin loan obligation incurred by our wholly owned special purposes subsidiary attributed to the Formula One Group. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including Sirius XM Holdings’ senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to Sirius XM Holdings stockholders pursuant to Sirius XM Holdings’ dividend policy, which is subject to change at any time and is at the discretion of Sirius XM Holdings’ board of directors in accordance with applicable law and after taking into account various factors affecting Sirius XM Holdings), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

In addition, our Company’s borrowings under margin loans and other debt and Sirius XM Holdings’ borrowings under its credit facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our and Sirius XM Holdings’ borrowings under our respective debt instruments.

The success of businesses attributed to each of our tracking stock groups, in part, depends on their popularity with audiences, which is difficult to predict.

Entertainment content production, satellite radio services and live entertainment events, including sporting events, are inherently risky businesses because the revenue derived from these businesses depends primarily upon their popularity with public audiences, which is difficult to predict. The commercial success of a satellite radio program or live entertainment depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming, events and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment events and the value of broadcast rights. Consequently, low public acceptance of the programs, services and events provided by companies such as Sirius XM Holdings, Braves Holdings, Live Nation and Formula 1 could hurt the ability of these companies to maintain or grow revenue, which would adversely impact the financial performance of the groups to which these companies are attributed.

Our businesses attributed to the Liberty SiriusXM Group and the Formula One Group, such as Sirius XM Holdings, Formula 1 and Live Nation, may not realize the benefits of acquisitions or other strategic investments and initiatives.

Our business strategy and that of our subsidiaries and business affiliates, including Sirius XM Holdings, Formula 1 and Live Nation, may include selective acquisitions, other strategic investments and initiatives that allow them to expand their business. The success of any acquisition depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak economic conditions may reduce consumer demand for products, services and events offered by our businesses attributed to each of our groups.

A weak economy in the United States or, in the case of the Formula One Group, abroad, could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers and could overall affect subscriber churn, conversion rates and vehicle sales (in the case of Sirius XM Holdings) or reduced live-entertainment and sporting event expenditures (in the case of Live Nation, Braves Holdings and Formula 1). Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with Qurate Retail, Inc. (“Qurate Retail”), Liberty Broadband, Liberty TripAdvisor Holdings, Inc. (“TripCo”) and GCI Liberty, Inc. (“GCI Liberty”), which may lead to conflicting interests.

As a result of transactions between 2011 and 2018 that resulted in the separate corporate existence of our Company, Qurate Retail, Liberty Broadband, TripCo, and GCI Liberty, most of the executive officers of Liberty also serve as executive officers of Qurate Retail, Liberty Broadband, TripCo and GCI Liberty, and there are overlapping directors. Other than GCI Liberty’s ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of these companies has any ownership interest in any of the others. Our executive officers and members of our Company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Broadband, TripCo or GCI Liberty have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Qurate Retail, Liberty Broadband, TripCo or GCI Liberty pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own Qurate Retail, Liberty Broadband, TripCo and GCI Liberty stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Qurate Retail, Liberty Broadband, TripCo and/or GCI Liberty. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripCo and GCI Liberty has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Qurate Retail, Liberty Broadband, TripCo and GCI Liberty) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Broadband, TripCo, GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Qurate Retail, Liberty Broadband, TripCo, GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, of our Company or Sirius XM Holdings.

At December 31, 2019, we had a deferred tax asset attributable to federal and state net operating losses, disallowed business interest carryforwards and tax credit carryforwards of $1,141 million (of which $1,010 million was recorded at the Sirius XM Holdings level) and, under the Internal Revenue Code of 1986 (the “Code”), we may carry forward our federal net operating losses, disallowed business interest deductions and tax credits in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we (or Sirius XM Holdings) experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period) at a time when our (or Sirius XM Holding’s, as applicable) market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 become final (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss, disallowed business interest and tax credit carryforwards could be substantially limited. This limit could impact the timing of the usage of our federal net operating loss, disallowed business interest and tax credit carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss and tax credit carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Risks Relating to the Liberty SiriusXM Group

Sirius XM Holdings faces substantial competition and that competition is likely to increase over time.

Sirius XM Holdings competes for the time and attention of its listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, brand awareness, reputation and, in the case of its ad-supported Pandora service, perception of ad load, features and functionality.  Sirius XM Holdings’ ability to attract and retain subscribers and listeners depends on its success in creating and providing popular or unique programming. A summary of certain services that compete with Sirius XM Holdings is contained in the section entitled “Item 1. Business-Competition” of this Annual Report on Form 10-K.

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

Sirius XM Holdings’ streaming services also compete for listeners on the basis of the presence and visibility of its apps, which are distributed via app stores operated by Apple and Google. Sirius XM Holdings faces significant competition for listeners from these companies, which also promote their own music and content.  In addition, Sirius XM

Holdings’ competitors’ products may be pre-loaded or integrated into consumer electronics products or automobiles, more broadly than Sirius XM Holdings’ products, creating a visibility advantage. If Sirius XM Holdings is unable to compete successfully for listeners against other media providers, then its business may suffer. Additionally, the operator of an app store may reject Sirius XM Holdings’ app or amend the terms of their license in a way that inhibits Sirius XM Holdings’ ability to distribute its apps, negatively affects its business, or limits its ability to increase subscribers and listeners.

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

Sirius XM Holdings’ business will be adversely affected if it is unable to attract new subscribers and listeners and retain its current subscribers and listeners.

Sirius XM Holdings’ ability to increase the number of subscribers and listeners to its services, retain its subscribers and listeners or convert listeners into subscribers, is uncertain and subject to many factors, including:

●	the price of Sirius XM Holdings’ service;
●	the ease of use of Sirius XM Holdings’ service;
●	the effectiveness of Sirius XM Holdings’ marketing programs;
●	with respect to its Sirius XM service, the sale or lease rate of new vehicles in the United States;
●	the rate at which Sirius XM Holdings’ self-pay subscribers to its Sirius XM service buy and sell new and used vehicles in the United States;
●	Sirius XM Holdings’ ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to its Sirius XM service;
●	the perceived value of Sirius XM Holdings’ programming and the packages and services it offers;
●	Sirius XM Holdings’ ability to introduce features in a manner that is favorably received by its listeners and subscribers;
●	Sirius XM Holdings’ ability to keep up with rapidly evolving technology and features in audio entertainment;
●	Sirius XM Holdings’ ability to respond to evolving consumer tastes; and
●	actions by Sirius XM Holdings’ competitors, such as Apple, Google, Amazon, Facebook and other audio entertainment and information providers.

Pandora’s ad-supported business has suffered a loss of monthly active users, which may adversely affect its business.

The number of monthly active users to Sirius XM Holdings’ ad-supported Pandora business has declined consistently for several years, and may further contract in the future.

The size of Sirius XM Holdings’ ad-supported listener base is an important element of its Pandora business.  The decline in Sirius XM Holdings’ listener base has resulted in fewer listener hours and available advertising spots on its Pandora service, which ultimately may result in declines in advertising revenue, and adversely affect its Pandora business.  The contraction of Sirius XM Holdings’ ad-supported listener base also decreases the size of demographic groups targeted by advertisers, which may hurt Sirius XM Holdings’ ability to deliver advertising in a manner that maximizes advertisers’ return on investment and compete with other digital advertising platforms.

Privacy and data security laws and regulations may hinder Sirius XM Holdings’ ability to market its services, sell advertising and impose legal liabilities.

Sirius XM Holdings receives a substantial amount of data on purchasers and lessees of new and used vehicles from third parties. Sirius XM Holdings uses this data to market its Sirius XM service.  Sirius XM Holdings collects and uses demographic and other information, including location information, from and about its listeners through the internet. Further, Sirius XM Holdings and third parties use tracking technologies, including “cookies” and related technologies, to help it manage and track its listeners’ interactions with its services and deliver relevant advertising.

Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the collection, use, retention, sharing and security of the data Sirius XM Holdings receives. Privacy groups and government authorities have increasingly scrutinized the ways in which companies collect and share data, including linking personal identities and data associated with particular users or devices with data collected through the internet, and Sirius XM Holdings expects such scrutiny to increase.  Alleged violations of laws and regulations relating to privacy and data may expose Sirius XM Holdings to potential liability, may require Sirius XM Holdings to expend significant resources in responding to and defending such allegations and claims and could in the future result in negative publicity and a loss of confidence in Sirius XM Holdings by its subscribers, listeners and advertisers.

Existing and new privacy-related laws and regulations, such as the European General Data Protection Regulation and the California Consumer Privacy Act, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in Sirius XM Holdings’ listeners’ expectations and demands regarding privacy and data security, may limit its ability to collect and use consumer data. Restrictions on Sirius XM Holdings’ ability to collect, access and harness listener data, or to use or disclose listener data or profiles that it develops using such data, could limit its ability to deliver personalized content to its listeners and offer targeted advertising opportunities to its advertising customers, each of which are important to the success of its business. Increased regulation of data utilization and distribution practices could increase Sirius XM Holdings’ cost of operation or otherwise adversely affect its business.

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

Modifications to consumer protection laws, including decisions by courts and administrative agencies interpreting these laws, could have an adverse impact on Sirius XM Holdings’ ability to attract and retain subscribers and listeners to its services.  There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that its operations will comply with all applicable laws, which could have an adverse impact on its operations and financial condition.

A substantial number of Sirius XM service subscribers periodically cancel their subscriptions and Sirius XM Holdings cannot predict how successful it will be at retaining customers.

As part of Sirius XM Holdings’ business, it experiences, and expects to experience in the future, subscriber turnover (i.e., churn). If Sirius XM Holdings is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected.

Sirius XM Holdings cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to its Sirius XM service. A substantial percentage of Sirius XM subscribers are on discounted pricing plans and Sirius XM Holdings’ ability to retain these subscribers or migrate them to higher priced plans is uncertain. In addition, a substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

Sirius XM Holdings’ ability to profitably attract and retain subscribers to its Sirius XM service as its marketing efforts reach more price-sensitive consumers is uncertain.

Sirius XM Holdings’ efforts to acquire subscribers purchasing or leasing used vehicles may attract price sensitive consumers. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of Sirius XM Holdings’ marketing efforts may also attract more price sensitive subscribers; and its efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of Sirius XM Holdings’ subscriber base, such as the expected increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. Each of these factors may harm Sirius XM Holdings’ revenue or require additional spending on marketing efforts to demonstrate the value of its Sirius XM service.

Sirius XM Holdings’ failure to convince advertisers of the benefits of its Pandora ad-supported service could harm its business.

Sirius XM Holdings derives substantial revenue on its Pandora service from the sale of advertising. Sirius XM Holdings’ ability to attract and retain advertisers, and ultimately to sell its advertising inventory, depends on a number of factors, including:

●	the number of listener hours on the Pandora ad-supported service, particularly the number of listener hours attributable to high-value demographics;
●	keeping pace with changes in technology and its competitors, some of which have significant influence over the distribution of the Pandora app;
●	competing effectively for advertising with other dominant online services, such as Google and Facebook, as well as other marketing and media outlets, some of which provide services to Sirius XM Holdings that it depends upon to fulfill the advertising it sells;
●	successfully competing for local radio advertising;
●	demonstrating the ability of advertisements to reach targeted audiences, including the value of mobile digital advertising;
●	ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that Sirius XM Holdings serves listeners) do not have a negative impact on listener hours;

●	continuing to develop and diversify its advertising platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels; and
●	adapting to technologies designed to block the display of its ads.

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

The substantial majority of the total listening to the Pandora service occurs on mobile devices, and Sirius XM Holdings expects that mobile listening will continue to be the largest portion of its total usage for the foreseeable future.  Sirius XM Holdings is engaged in efforts to continue to convince advertisers of the capabilities and value of mobile digital advertising and to direct an increasing portion of their advertising spend to its ad-supported Pandora service.

Sirius XM Holdings is continuing to build its sales capability to penetrate local advertising markets, which places Sirius XM Holdings in competition with terrestrial radio. Sirius XM Holdings may not be able to capture an increasing share of local and audio advertising revenue, which may have an adverse impact on future revenue.

Sirius XM Holdings continues to work on initiatives to increase its number of listener hours on mobile and other connected devices, including efforts to expand the reach of its Pandora service by making it available on a variety of devices, such as devices connected to or installed in automobiles. In order to effectively monetize listener hours, Sirius XM Holdings must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions.

If Sirius XM Holdings fails to accurately predict and play music, comedy or other content that its Pandora listeners enjoy, it may fail to retain existing and attract new listeners.

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

Sirius XM Holdings also provides comedy and podcast content on its Pandora service, and it also tries to predict what its listeners will enjoy using technology similar to the technology that it uses to generate personalized playlists for music. The risks that apply to Sirius XM Holdings’ ability to satisfy its listeners’ musical tastes apply to comedy, podcasts and other content to an even greater extent, particularly since Sirius XM Holdings does not yet have as large a data set on listener preferences for comedy, podcasts and other content, and have a smaller catalog of such other content as compared to music.

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

If Sirius XM Holdings fails to protect the security of personal information about its customers or if an actual or perceived breach of security occurs on its systems or a vendor’s systems, Sirius XM Holdings could be exposed to costly government enforcement actions and private litigation and its reputation could suffer.  Sirius XM Holdings may also be required to expend significant resources to address these problems, including notification under various data privacy regulations, and its reputation and operating results could suffer. In addition, Sirius XM Holdings’ subscribers and listeners, as well as potential customers, could lose confidence in its ability to protect their personal information, which could cause them to discontinue the use of Sirius XM Holdings’ services. This loss of confidence would also harm Sirius XM Holdings’ efforts to attract and retain advertisers, and unauthorized access to its programming would potentially create additional royalty expense with no corresponding revenue. Such events could adversely affect its results of operations. The costs of maintaining adequate protection, including insurance protection, against such threats as they develop in the future (or as legal requirements related to data security increase) could be material.

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

Sirius XM Holdings may integrate the Pandora service with apps provided by third parties. In such case, Sirius XM Holdings may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of its privacy policies, or prevent unauthorized access to, or use or disclosure of, information, any of which could expose Sirius XM Holdings to potential liability and negative publicity and could cause its listeners and advertisers to discontinue use of its services.

To date, Sirius XM Holdings has not had a significant cyber-attack or breach that has had a material impact on its business or results of operations. Sirius XM Holdings has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, Sirius XM Holdings has increased its monitoring capabilities to enhance early detection and timely response to potential security anomalies. These security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

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

Sirius XM Holdings relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of Sirius XM Holdings’ internal or external systems could prevent it from servicing customers or cause data to be unintentionally disclosed. Sirius XM Holdings’ services have experienced, and are expected to continue to experience, periodic service interruptions and delays involving its own systems and those of its third-party vendors.

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

Sirius XM Holdings’ business depends, in part, on various third parties, including:

●	manufacturers that build and distribute satellite radios;
●	companies that manufacture and sell integrated circuits for satellite radios;
●	third-party software that Sirius XM Holdings incorporates in and includes with its apps and service;
●	programming providers, including agreements with owners of various copyrights in music, and on-air talent;
●	vendors that operate its call centers;
●	vendors that have designed or built, and vendors that support or operate, other important elements of Sirius XM Holdings’ systems, including its satellites and “cloud”-based systems;
●	Apple, who distributes Sirius XM Holdings’ apps through its App Store and who, in the case of the Pandora service, Sirius XM Holdings relies on to collect fees and approve the terms of its consumer offers; and
●	Google, who distributes Sirius XM Holdings’ apps through its App Store and who Sirius XM Holdings, in the case of the Pandora service, relies on to collect fees and approve the terms of its consumer offers, and who plays an important role in the fulfillment of the ads Sirius XM Holdings sells on its Pandora platform.

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

The operation of Sirius XM Holdings’ apps and service offerings could be impaired if errors occur in the third party software that it uses. It is difficult for Sirius XM Holdings to correct any defects in third party software because the development and maintenance of the software is not within its control. There can be no assurance that any third party licensors will continue to make their software available to Sirius XM Holdings on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third-party licensors could harm Sirius XM Holdings’ streaming services.

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

Sales of used vehicles represent a significant source of new subscribers for Sirius XM Holdings’ satellite radio service. Sirius XM Holdings has agreements with auto dealers and companies operating in the used vehicle market to provide it with data on sales of used satellite radio enabled vehicles, including in many cases the consumer’s name and address. The continuing availability of this data is important to Sirius XM Holdings’ future growth, and the loss of such data may harm its revenue and business.

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

Sirius XM Holdings must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works in order to operate its services. Traditionally, BMI, ASCAP and SESAC have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to Sirius XM Holdings’ business, including increasing licensing costs and reducing the availability of certain pieces for use on its services.

ASCAP and BMI have historically been subject to antitrust consent decrees which govern, among other things, the prices they may permissibly charge licensees. The United States Department of Justice, Antitrust Division, has announced a review of those consent decrees. A termination or material modification of those consent decrees could affect Sirius XM Holdings’ ability to license musical compositions.

Under the United States Copyright Act (the “Copyright Act”), Sirius XM Holdings also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on its Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board.  Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, Sirius XM Holdings is required to pay a royalty based on its gross revenue associated with its satellite radio service, subject to certain exclusions, of 15.5% per year for each of the next eight years.

Sirius XM Holdings’ ability to offer interactive features in its Pandora services depends upon maintaining licenses with copyright owners.

Pandora has direct license agreements with many sound recording copyright owners and with thousands of musical work copyright owners. These agreements grant Sirius XM Holdings the right to operate Pandora Premium, and add interactive features, such as replays, additional skips and offline play, to Pandora’s ad-supported service and to Pandora Plus.

These direct licenses are complex.  Sirius XM Holdings may not be in compliance with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward.

If Pandora fails to maintain these direct licenses, or if rights to certain music were no longer available under these licenses, then Sirius XM Holdings may have to remove the affected music from Pandora’s services, or discontinue certain interactive features for such music, and it might become commercially impractical for Sirius XM Holdings to operate Pandora Premium. Any of these occurrences could have an adverse effect on Sirius XM Holdings’ business, financial condition and results of operations.

Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nation” clauses. If Sirius XM Holdings breaches those provisions it could, among other things, cause its payments under those agreements to escalate substantially or the counterparty could terminate its agreement. In addition, many record labels, music publishers and performing rights organizations have the right to audit Sirius XM’s royalty payments, and audits can result in disputes over whether it has paid the proper amounts. As a result of such audits, Sirius XM Holdings could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect its business, financial condition and results of operations.

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

Pandora has direct licenses with thousands of music publishers. Those licenses provide that the royalty rate for “reproduction rights” or “mechanical rights”, which are required to offer the interactive features of its Pandora services, are determined by the rate formula set by the Copyright Royalty Board for the compulsory license made available by

Section 115 of the Copyright Act. These royalty rates also apply to Pandora’s use of musical works for which Sirius XM Holdings does not have a direct license with the copyright owners.

The Copyright Royalty Board has issued a rate formula for the period from January 1, 2018 through December 31, 2022. The rate that Sirius XM Holdings pays to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming will increase annually between 2018 and 2022. Certain per-subscriber minimums also apply depending on the type of service. Unless Sirius XM Holdings’ appeal of this decision is successful, Pandora’s royalty costs will significantly increase compared to prior rates, which could harm its financial condition and hinder its ability to provide interactive features in its services, or may cause one or more of its subscription services to not be commercially viable.

Failure of Sirius XM Holdings’ satellites would significantly damage its business.

The lives of the satellites required to operate the Sirius XM service vary depending on a number of factors, including:

●	degradation and durability of solar panels;
●	quality of construction;
●	random failure of satellite components, which could result in significant damage to or loss of a satellite;
●	amount of fuel the satellite consumes; and
●	damage or destruction as a result of electrostatic storms, terrorist attacks, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

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

Any material failure of Sirius XM Holdings’ satellites could cause it to lose customers for its Sirius XM service and could materially harm its reputation and its operating results. Sirius XM Holdings does not have insurance for its existing in-orbit satellites. Additional information regarding Sirius XM Holdings’ fleet of satellites is contained in the section entitled “Item 1. Business— Sirius XM Holdings—Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.

The Sirius XM service may experience harmful interference from wireless operations.

The development of applications and services in spectrum adjacent to the frequencies licensed to Sirius XM Holdings, as well as the combination of signals in other frequencies, may cause harmful interference to its satellite radio service in certain areas of the United States. Certain operations or combination of operations permitted by the FCC in spectrum, other than Sirius XM Holdings’ licensed frequencies, results in the loss of signal to its service, and the reception of its satellite radio service can be adversely affected in certain areas. Elimination of this interference may not be possible in all cases. In other cases, Sirius XM Holdings’ efforts to reduce this interference may require extensive engineering efforts and additions to its terrestrial infrastructure. These mitigation efforts may be costly and take several years to implement and may not be entirely effective. In certain cases, Sirius XM Holdings is dependent on the FCC to assist it in preventing harmful interference to its service.

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

Sirius XM Holdings believes that its success depends on its ability to attract and retain qualified management, sales, technical and other personnel. All of Sirius XM Holdings’ employees, including its executive officers, are free to terminate their employment with Sirius XM Holdings at any time, and their knowledge of its business may be difficult to replace.

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

Sirius XM Holdings’ strategy includes selective acquisitions, other strategic investments and initiatives that allow it to expand its business. The success of any acquisition, including the acquisition of Pandora, depends upon effective integration, cultural assimilation and management of acquired businesses and assets into its operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

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

Federal copyright protection previously did not apply to sound recordings created prior to February 15, 1972. The protection of such recordings was instead governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have brought litigation against Pandora, alleging violations of state statutory and common laws arising from the reproduction and public performance of pre-1972 sound recordings. A number of suits brought by various plaintiffs remain pending against Pandora.

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

As of December 31, 2019, Sirius XM Holdings had an aggregate principal amount of approximately $7.9 billion of indebtedness outstanding.

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

An earthquake, hurricane, tornado, flood, cyber-attack, terrorist attack or other catastrophic event could damage Sirius XM Holdings’ data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt its services and harm its business. Sirius XM Holdings also has significant operations in the San Francisco Bay Area, a region known for seismic activity.

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

Development of Sirius XM Holdings’ systems has depended upon the intellectual property that it has developed, as well as intellectual property licensed from third parties. If the intellectual property that Sirius XM Holdings has developed or used is not adequately protected, others will be permitted to and may duplicate portions of its systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent Sirius XM Holdings’ intellectual property rights, patents or existing licenses or it may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology Sirius XM Holdings has developed, and plans to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require Sirius XM Holdings to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm Sirius XM Holdings.

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

Third parties may assert claims or bring suit against Sirius XM Holdings for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could be costly, divert Sirius XM’s efforts from its business, subject it to significant liabilities to third parties, require it to seek licenses from third parties, block its ability to operate its services or license its technology, or otherwise adversely affect its ability to successfully develop and market its services.

Some of Sirius XM Holdings’ services and technologies may use “open source” software, which may restrict how Sirius XM Holdings uses or distributes its services or require that it release the source code subject to those licenses.

Sirius XM Holdings may incorporate in some products software licensed under “open source” licenses. Open source licenses often require that the source code be made available to the public and that any modifications or derivative works to the open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty. In the event that portions of Sirius XM Holdings’ proprietary technology are determined to be subject to an open source license, Sirius XM Holdings may be required to publicly release portions of its source code, be forced to re-engineer all or a portion of its technologies, or otherwise be limited in the licensing of its technologies, each of which could adversely affect its ability to sustain and grow its business.

Rapid technological and industry changes and new entrants could adversely impact Sirius XM Holdings’ services.

The audio entertainment industry is characterized by rapid technological change, frequent product and feature innovations, changes in customer requirements and expectations, evolving standards and new entrants offering products and services. If Sirius XM Holdings is unable to keep pace with these changes, its business may not succeed. Products using new technologies could make Sirius XM Holdings’ services less competitive in the marketplace.

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

Listing standards of the Nasdaq Stock Market LLC include certain requirements regarding the listing of an “equity investment tracking stock,” and if the Liberty SiriusXM common stock were delisted because of a failure to meet any of such requirements, the liquidity and value of the Liberty SiriusXM common stock would be materially adversely affected.

The Nasdaq Stock Market LLC (“Nasdaq”) has adopted listing standards relating to “equity investment tracking stocks,” which Nasdaq has determined are applicable to the Liberty SiriusXM common stock as a result of the magnitude and structure of the interests in Sirius XM Holdings that are attributed to the Liberty SiriusXM Group. These listing standards provide that the Liberty SiriusXM common stock could be delisted from Nasdaq, pending a review by Nasdaq of whether such stock could satisfy another applicable initial listing standard and remain listed on Nasdaq, if any of the following occur: (i) Sirius XM Holdings’ common stock ceases to be listed on Nasdaq where it is currently traded; (ii) the

Company ceases to own, directly or indirectly, at least 50% of either the outstanding common stock or voting power of Sirius XM Holdings; or (iii) the Liberty SiriusXM common stock ceases to track the performance of Sirius XM Holdings. Further, if trading in Sirius XM Holdings’ common stock were suspended or delisting proceedings were commenced with respect to such Sirius XM Holdings common stock, trading in the Liberty SiriusXM common stock would be suspended or delisting proceedings would be commenced with respect to the Liberty SiriusXM common stock at the same time. Any delisting or suspension in trading of the Liberty SiriusXM common stock would materially adversely affect the liquidity and value of the Liberty SiriusXM common stock.

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

Under the 100-Year Agreements, entered into by Formula 1 and the FIA in 2001, Formula 1 was granted an exclusive license with respect to all of the commercial rights to the World Championship, including its trademarks. This license, which took effect on January 1, 2011 and expires on December 31, 2110, maintains Formula 1’s exclusive commercial rights to the World Championship which Formula 1 held under previous agreements with the FIA, among other things. The license under the 100-Year Agreements is critical to the ongoing operation of Formula 1’s business. Formula 1’s rights under these agreements can be terminated by the FIA if Formula 1 materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights), undergoes an unpermitted change of control, interferes with certain of the FIA’s rights under the 100-Year Agreements or experiences certain insolvency events. If

Formula 1’s license under the 100-Year Agreements was terminated in accordance with its terms or the FIA or another person successfully challenged the validity of that license (or the 100-Year Agreements as a whole), it could cause Formula 1 to discontinue its operations, lead to the termination of substantially all of Formula 1’s commercial contracts, prevent Formula 1 from exploiting the commercial rights to the World Championship and require Formula 1 to discontinue use of the World Championship trademarks and other intellectual property rights, which would materially adversely impact the Formula One Group.

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

For example, the Organization for Economic Co-Operation and Development (the “OECD”) continues its work on base erosion and profit shifting (“BEPS”), which seeks to reform the taxation of multinational businesses. This work may lead to changes in international tax treaties and their interpretation, and to countries’ taxing rights under those treaties, as well as to unilateral action by individual countries in respect of their own domestic tax laws which may be uncoordinated and could create double taxation and increase controversy. Any such changes could adversely affect Formula 1 and the Formula One Group.

Formula 1 may face difficulties expanding into new markets, including as a result of being unable to attract race promoters for new Events.

Formula 1 has recently staged Events in a number of new markets and intends to explore further opportunities for expansion. Attracting the relevant race promoters to the World Championship in these markets on terms that are attractive to Formula 1 will be largely dependent on the popularity of the Formula 1 brand in these markets and Formula 1’s perceived ability to deliver the benefits that race promoters desire, such as publicity for the host city/region, economic impact or tourism. See “—There could be a decline in the popularity of Formula 1 which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship.” Additionally, Formula 1 may have difficulties entering into agreements with race promoters that have the necessary resources and experience to obtain all the necessary FIA, governmental and sporting approvals and successfully stage an Event. Events in new markets also require significant investments in circuit infrastructure and other administrative costs by Formula 1’s race promoters which may not be recouped and may generate fees below those received from Formula 1’s Events staged in more developed markets. In addition, under the Team Agreements, the consent of a majority of certain Teams is required if there are more than 20 Events in a season or more than 17 Events are held in a season and the number of Events that are held outside Europe, the U.S. or Canada exceeds 60% or more of the total number of Events in that season. See “Item 1. Business—

Formula 1—Key Commercial Agreements—Team Agreements.” Also, under the 100-Year Agreements as amended by the 2013 Concorde Implementation Agreement, Formula 1 must obtain the FIA’s approval to stage more than 25 Events (or beginning in 2031, more than 17 Events unless the FIA and Formula 1 make a new agreement on this point), and there is no assurance such approval will be obtained.

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

On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” The results from the Brexit vote have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. The U.K. withdrew from the E.U. on January 31, 2020. This has resulted in a transition period during which the E.U.-U.K. trade relationship will not change, and the UK will remain part of the E.U. Customs Union and Single Market, subject to all E.U. trade law.  During the transition period, the E.U. and the U.K. will negotiate their new economic and security relationship, including a new agreement on trade. The transition will last until December 31, 2020, which can be extended for up to two years if the E.U. and the U.K. agree to do so. However, at present, the U.K. government’s stated intention is not to seek or agree to an extension.  A “no deal” outcome on trade remains a possibility if the E.U. and the U.K. fail to conclude a new trade agreement before December 31, 2020 and the transition period is not extended. In that case, with effect from January 1, 2021, the basis for E.U.-U.K. trade would automatically default to WTO terms. The potential impacts, if any, of the considerable continuing uncertainty relating to Brexit or the resulting terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. In particular, Formula 1’s headquarters and television production and technical operations are based in the U.K. and a number of Events are held in the E.U., and so our business could be materially adversely affected if the new economic and security relationship results in greater restrictions on business between the U.K. and E.U. countries, increased regulatory complexities, disruptions in the movement of goods needed in our operations, including our and the Teams’ equipment to and from U.K. based Events, and disruptions in the mobility of personnel, including our key personnel based in the U.K. These possible negative impacts, and others resulting from Brexit, may adversely affect our business, financial condition and operating results.

Events beyond Formula 1’s control may cause one or more events to be cancelled or postponed or prevent Formula 1 from providing an international television feed, each of which could result in the loss of revenue under Formula 1’s commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, parties to our race promotion contracts terminating those contracts, cancellation of large-scale public events by a competent authority due to a security or terrorism risk or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. Most recently, the Chinese Grand Prix was postponed due to the Novel Coronavirus outbreak. In addition, the Bahrain Grand Prix in 2011 was cancelled due to civil unrest. If the cancellation of an Event is due to a force majeure event (such as the outbreak of war or civil unrest) that occurs prior to the scheduled commencement of scrutineering and sporting checks (which typically takes place on the Thursday immediately prior to the race or Wednesday in the case of the Grand Prix de Monaco), the race promoter is not required to pay Formula 1 the race promotion fee for that Event. Typically, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than 15 Events in a season for reasons other than a force majeure event. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost broadcasting revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant advertising and sponsorship contract are likely to be reduced unless the advertising and sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

Accidents during Events may cause losses that are not covered by insurance, disrupt an Event and cause Formula 1 reputational damage.

Racing accidents occur in Formula 1. The last racing accident to cause the death of a driver was in 2019 at the Belgian Grand Prix and there have also been two fatalities involving race marshals since 1994. Fatal accidents, particularly if they involve public spectators, could damage the reputation of Formula 1 and decrease its popularity, any of which could have a material adverse effect on Formula 1. Accidents can also result in the cancellation of a practice or qualifying session or a race. Additionally, persons harmed in any accident could seek compensation from Formula 1. Formula 1 and its promoters purchase insurance coverage for each Event. However, there can be no assurance that such insurance policies will provide adequate coverage at all times and in all circumstances. If Formula 1 is held liable for damages beyond the scope of the insurance coverage available to Formula 1 (including the insurance contract procured by the race promoter to include coverage for Formula 1), Formula 1’s business, financial condition and results of operations could be materially and adversely affected, which in turn could materially adversely affect the Formula One Group.

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

The terms of Formula 1’s indebtedness may limit its financial and operating flexibility.

Covenants contained in the agreements governing Formula 1’s credit facilities will restrict the ability of its subsidiaries to, among other things:

●	incur or guarantee additional indebtedness or be a creditor in respect of financial indebtedness;
●	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
●	make any payment in respect, or on account of, indebtedness owing to Delta Topco;
●	in certain circumstances, make any payment or distribution in respect, or on account of, intra-group debt;
●	issue or sell capital stock;
●	acquire assets or make investments;
●	sell assets (including capital stock of subsidiaries);
●	create liens;
●	enter into sale and leaseback or finance lease transactions;
●	acquire an interest in or invest in any joint venture;
●	enter into transactions with shareholders or affiliates except on arm’s length terms for full market value, including in relation to the provision of goods or services;
●	enter into any contractual or similar restriction which restricts their ability to pay dividends or other distributions, make intra-group loan repayments, loan repayments or loans;
●	effect a consolidation or merger;
●	amend material commercial contracts; and
●	enter into derivative transactions in respect of exposures which are unconnected to Formula 1’s credit facilities.

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

In 2019, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 uses derivatives to hedge its exposure to foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. Formula 1’s senior management team has a wealth of experience both in Formula 1 and in the media sector more widely. Formula 1’s Chairman and Chief Executive Officer Chase Carey is a well-known and respected senior figure in the media industry and has led Formula 1 in its growth and expansion since Liberty’s acquisition of the business in 2017. Formula 1’s Chief Financial Officer, Duncan Llowarch, and the General Counsel, Sacha Woodward Hill, have 23 years and 24 years of experience in Formula 1, respectively, and Ross Brawn, Managing Director of Motor Sports, has over 40 years of experience in motor racing, holding senior positions in several leading Formula 1 teams including his own, Brawn GP, which won the Formula 1 Constructors’ title in 2009. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of any key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operations, which in turn could materially adversely impact the Formula One Group. Liberty and Formula 1 continue to take steps to hire new members of management for the Formula 1 team as Liberty continues to expand the Formula 1 business. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, the Formula 1 business may suffer, and Liberty may be unable to recognize the anticipated benefits of the acquisition of Formula 1.

The Teams have certain governance rights under the Current Concorde Arrangements (which are currently being renegotiated) and the organizational documents of Delta Topco that may limit or, at a minimum, influence actions that Liberty may seek to cause Formula 1 to take.

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

In addition, the renegotiation of the Current Concorde Arrangements is currently underway, and it is currently expected that the new arrangements will reflect a new governance and prize fund structure, which could be less favorable to Formula One Group. Although negotiations are in the advanced stages with the teams, the Current Concorde Arrangements expire at the end of 2020, and there can be no guarantee that all arrangements and final documentation will be in place prior to then.

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

The business of Live Nation is subject to a number of risks and uncertainties, including many of which are similar to those above with respect to the Liberty SiriusXM Group, such as:

●	“Sirius XM Holdings relies on third parties for the operation of its business, and the failure of third parties to perform could adversely affect its business;”
●	“Sirius XM Holdings faces substantial competition and that competition is likely to increase over time;”
●	“If Sirius XM Holdings fails to protect the security of personal information about its customers, it could be subject to costly government enforcement actions and private litigation and its reputation could suffer;”
●	“Interruption or failure of Sirius XM Holdings’ information technology and communications systems could impair the delivery of its service and harm its business;”
●	“Failure to protect Sirius XM Holdings’ intellectual property or actions by third-parties to enforce their intellectual property rights could substantially harm its business and operating results;” and
●	“Existing or future laws and regulations could harm Sirius XM Holdings’ business.”

Risks Relating to the Braves Group

The financial success of the Braves Group will depend, in large part, on the Major League Baseball club, the Braves, achieving on-field success.

The financial results of the Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes in the 1990s and early 2000s generated significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, during the 15 seasons between 1991 and 2005, success in the regular season permitted participation in MLB’s postseason 14 times, which provided the franchise with additional revenue and income. While the Braves have made the MLB postseason during four of the past eight seasons, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Braves Group.

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

Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term revenue for the sake of immediate on-field success. For example, in order to improve the short-term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of the Liberty Braves common stock. Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenue. Braves Holdings must also comply with the rules and decisions of the Commissioner of Baseball (the “Commissioner”), which has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of the Braves Group.

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

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $185 million. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur. As of December 31, 2019, Braves Holdings had $45 million outstanding under its operating credit facilities.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Braves’ stadium, the Development Project and a new spring training facility. As of December 31, 2019, Braves Holdings had approximately $304 million outstanding under various debt instruments for construction and other stadium-related costs, $180 million outstanding under various credit facilities and loans for the Development Project and $30 million outstanding under a credit facility for the spring training facility. As of December 31, 2019, approximately $136 million of capacity remained available under the credit facilities and loans for the Development Project and spring training facility.

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

Management of Braves Holdings has a long history as an operator of a professional baseball franchise, but has only been managing the mixed use development project since the opening of the Development Project in 2017. Although management of Braves Holdings has engaged with real estate developers and other real estate experts, management of Braves Holdings may not initially have the expertise necessary to fully realize the projected benefits of the mixed use development. Management’s limited experience, among other things, may result in the Braves Group being unable to achieve its goals for the Development Project. The return on the Braves Group’s significant investment in the mixed use development cannot be predicted reliably and the ability of the Braves Group to realize expected financial results relating to its management of the Development Project is subject to uncertainties and contingencies and may change materially in response to one or more future events.

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

Our company holds interests in various companies, including public companies, and these interests are attributed to our tracking stock groups. In particular, the assets of the Liberty SiriusXM Group are primarily comprised of our company’s ownership interest in Sirius XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by our wholly owned special purpose subsidiary.  Similarly, since the completion of our acquisition of Formula 1 in January 2017, the Formula One Group is now comprised of our subsidiary that owns the Formula 1 business, as well as our ownership interest in Live Nation. Depending on the composition of the assets underlying our tracking stock groups from time to time, confusion in the marketplace may occur if holders of our tracking stock mistakenly believe they own stock of a company attributed to the applicable tracking stock group. This may especially be true in cases where a tracking stock group has a name that is similar to the publicly traded company attributed to the applicable tracking stock group, as is the case of the Liberty SiriusXM Group and Sirius XM Holdings. As described above, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock do not have any legal rights related to specific assets attributed to their associated tracking stock group. Similarly, holders of these tracking stocks do not, by virtue of their ownership of our tracking stock, own any equity or voting interest in any company attributed to one of our tracking stock groups, including any public companies.

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

The market prices of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock may be materially affected by, among other things:

●	actual or anticipated fluctuations in a group’s operating results or in the operating results of particular companies attributable to such group;
●	potential acquisition activity by our Company (regardless of the group to which it is attributed) or the companies in which we invest;
●	issuances of debt or equity securities to raise capital by our Company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;
●	changes in financial estimates by securities analysts regarding Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock or the companies attributable to our tracking stock groups;

●	the complex nature and the potential difficulties investors may have in understanding the terms of our three tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and
●	general market conditions.

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

Our tracking stock capital structure could give rise to occasions when the interests of holders of stock related to one group might diverge or appear to diverge from the interests of holders of stock related to one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Liberty SiriusXM Group, the Braves Group and the Formula One Group. Our tracking stock groups are not separate entities and thus holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock do not have the right to elect separate boards of directors. As a result, our Company’s officers and directors owe fiduciary duties to our Company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our stockholders may not be in the best interest of a particular group or groups when considered independently. Examples include:

●	decisions as to the terms of any business relationships that may be created between groups, such as between the Liberty SiriusXM Group and the Braves Group or between the Liberty SiriusXM Group and the Formula One Group;
●	the terms of any reattributions of assets between one or more groups;
●	decisions as to the allocation of consideration among the holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock, or among the series of stocks relating to our groups, to be received in connection with a merger involving our Company;
●	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of more than one group;

●	decisions as to operational and financial matters that could be considered detrimental to one or more groups but beneficial to another;
●	decisions as to the conversion of shares of common stock of one group into shares of common stock of another;
●	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in another group;
●	decisions as to the internal or external financing attributable to businesses or assets attributed to any of our groups;
●	decisions as to the dispositions of assets of any of our groups; and
●	decisions as to the payment of dividends on the stock relating to any of our groups.

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

Rather than develop additional specific procedures in advance, our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

●	obtain information regarding the divergence (or potential divergence) of interests;
●	determine under what circumstances to seek the assistance of outside advisers;
●	determine whether a committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and
●	assess what is in our best interests and the best interests of all of our stockholders.

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

If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our board of directors), we would be required under the terms of our current charter, if the disposition is not an exempt disposition under the terms of our current charter, to choose one or more of the following three alternatives:

●	declare and pay a dividend on the disposing group’s common stock;
●	redeem shares of the disposing group’s common stock in exchange for cash, securities or other property; and/or

●	convert all or a portion of the disposing group’s outstanding common stock into common stock of another group.

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

Certain provisions of our current charter and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:

●	authorizing a capital structure with multiple series of common stock: a Series B common stock related to each group that entitles the holders to ten votes per share, a Series A common stock related to each group that entitles the holder to one vote per share, and a Series C common stock related to each group that, except as otherwise required by Delaware law, entitles the holder to no voting rights;
●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66⅔% of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our current charter; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2020) representing the power to direct approximately 48% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 96% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Formula One common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado.

Sirius XM Holdings owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, Sirius XM Holdings leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, Virginia, California and Texas for its office, production, technical, studio and engineering facilities and call center. In addition, Sirius XM Holdings leases or licenses space at approximately 540 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

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

Item 3. Legal Proceedings

Telephone Consumer Protection Act Suits

On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff alleges that Sirius XM Holdings violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of Sirius XM Holdings’ internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting Sirius XM Holdings from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or Sirius XM Holdings’ internal Do-Not-Call registry.

Following a mediation, in April 2019, Sirius XM Holdings entered into an agreement to settle this purported class action suit.  The settlement resolves the claims of consumers for the period October 2013 through January 2019.  As part of the settlement, Sirius XM Holdings paid $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid.  The settlement also contemplates that Sirius XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, Sirius XM Holdings will also implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs. On January 28, 2020, the Court issued an order and final judgment approving the settlement.

Pre-1972 Sound Recording Litigation.

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges a violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 (“pre-1972 recordings”).  On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation (“Anti-SLAPP”) statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals.  In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions.  The California Supreme Court accepted certification.  In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

The MMA grants a potential federal preemption defense to the claims asserted in the aforementioned lawsuits.  In July 2019, Pandora took steps to avail itself of this preemption defense, including making the required payments under the MMA for certain of its uses of pre-1972 recordings.  Based on the federal preemption contained in the MMA (along with other considerations), Pandora asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora Media, Inc. case.  On October 17, 2019, the Ninth Circuit Court of Appeals issued a memorandum disposition concluding that the question of whether the MMA preempts Flo and Eddie's claims challenging Pandora's performance of pre-1972 recordings “depends on various unanswered factual questions” and remanded the case to the District Court for further proceedings.

After Flo & Eddie filed its action in 2014 against Pandora, several other plaintiffs commenced separate actions, both on an individual and class action basis, alleging a variety of violations of common law and state copyright and other statutes arising from allegations that Pandora owed royalties for the public performance of pre-1972 recordings.  Many of these separate actions have been dismissed or are in the process of being dismissed.  Sirius XM Holdings believes that none of the remaining pending actions is likely to have a material adverse effect on its business, financial condition or results of operations.

Sirius XM Holdings believes it has substantial defenses to the claims asserted in these actions, and it intends to defend these actions vigorously.

Copyright Royalty Board Proceeding to Determine the Rate for Statutory Webcasting.

Pursuant to Sections 112 and 114 of the Copyright Act, the CRB initiated a proceeding in January 2019 to set the rates and terms by which webcasters may perform sound recordings via digital transmission over the internet and make ephemeral reproductions of those recordings during the 2021-2025 rate period under the authority of statutory licenses provided under Sections 112 and 114 of the Copyright Act.  Sirius XM Holdings filed a petition to participate in the proceeding on behalf of its Sirius XM and Pandora businesses, as did other webcasters including Google Inc. and the National Association of Broadcasters.  SoundExchange, a collective organization that collects and distributes digital performance royalties to artists and copyright holders, represents the various copyright owner participants in the proceeding, including Sony Music Entertainment, Universal Music Group, and Warner Music Group.  Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as “webcasting”), the proceeding will set the rates that Pandora pays for music streaming on its free, ad-supported tier, and that Sirius XM pays for streaming on its subscription internet radio service.  This proceeding will not set the rates that Sirius XM Holdings pays for its other music offerings (satellite radio, business establishment services) or that it pays for interactive streaming on the Pandora Plus and Pandora Premium services.

In September 2019, the participants filed written direct statements, including proposed rates and terms for the 2021-2025 period.  Sirius XM Holdings and other webcaster participants proposed rates below the existing statutory rates, which for commercial webcasters are currently set at $0.0018 per performance for non-subscription transmissions (such as offered by our Pandora ad-supported business) and $0.0024 per performance for subscription transmissions (such as offered by our Sirius XM internet radio service).  SoundExchange has proposed increasing the commercial webcasting rates to $0.0028 per performance for non-subscription transmissions and $0.0031 per performance for subscription transmissions.

In January 2020, the participants filed written rebuttal statements, responding to each other’s proposals.  Discovery in the matter is ongoing, and a multi-week hearing has been set to begin before the CRB in March 2020.  The CRB’s initial determination of the rates and terms for the 2021-2025 period is required to be delivered in December 2020.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) has three classes of stock. Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K, respectively; and Series A, Series B and Series C Liberty Formula One common stock trade or are quoted under the symbols FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock and Series A and Series C Liberty Formula One common stock trade on the Nasdaq Global Select Stock Market, and Series B Liberty Braves common stock and Series B Liberty Formula One common stock are quoted on the OTC Markets. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following tables set forth the range of high and low sales prices of our Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock and Series B Liberty Formula One common stock for the years ended December 31, 2019 and 2018. Although our Series B Liberty SiriusXM common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded. Additionally, there is no established public trading market for our Series B Liberty Braves common stock and our Series B Liberty Formula One common stock, which are quoted on OTC Markets. The over-the-counter market quotations for our series B Liberty Braves common stock and our Series B Liberty Formula One common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty SiriusXM Group
	Series B (LSXMB)
	High	Low
2018
First quarter	$47.61	38.62
Second quarter	$47.80	40.78
Third quarter	$49.94	45.61
Fourth quarter	$43.24	35.46

2019
First quarter	$41.04	38.75
Second quarter	$39.93	35.71
Third quarter	$42.00	39.57
Fourth quarter	$48.75	41.83

	Braves Group
	Series B (BATRB)
	High	Low
2018
First quarter	$24.50	24.50
Second quarter	$26.00	22.95
Third quarter	$27.00	25.75
Fourth quarter	$27.00	24.09

2019
First quarter (1)	$27.00	24.09
Second quarter	$31.80	26.45
Third quarter	$37.45	27.09
Fourth quarter	$31.50	30.00

(1)	The Series B common shares trade infrequently. During the first quarter of 2019, no trades occurred, as such the high and low prices shown for this period related to the fourth quarter of 2018.

	Formula One Group
	Series B (FWONB)
	High	Low
2018
First quarter	$36.81	30.10
Second quarter	$32.62	28.00
Third quarter	$36.50	32.50
Fourth quarter	$31.75	28.55

2019
First quarter	$31.00	29.60
Second quarter	$36.41	36.00
Third quarter	$39.00	34.90
Fourth quarter	$43.00	38.50

Holders

The number of record holders as of January 31, 2020 were as follows:

	Series A	Series B	Series C
Liberty SiriusXM common stock	1,090	61	1,149
Liberty Braves common stock	1,782	38	803
Liberty Formula One common stock	761	56	979

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In August 2015, our board of directors authorized $1 billion of Liberty Media Corporation common stock repurchases, which could be used to repurchase any of the Series A and Series C of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock. In November 2019, our board of directors authorized an additional $1 billion of Series A and Series C shares of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock repurchases. In addition, shares of Liberty Sirius XM common stock may be repurchased with funds attributed to the Formula One Group (such repurchased shares, the “Intergroup Shares”). Any Intergroup Shares so repurchased will be cancelled, and an intergroup interest will be created. See note 2 to the accompanying consolidated financial statements for information related to the Formula One Group’s intergroup interest in the Liberty SiriusXM Group.

A summary of the repurchase activity for the three months ended December 31, 2019 is as follows:

	Series C Liberty SiriusXM Common Stock
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1 - 31, 2019	419,898	$ 42.90	419,898	$419	million
November 1 - 30, 2019	73,437	$ 45.13	73,437	$1,416	million
December 1 - 31, 2019	986,570	$ 47.62	986,570	$1,369	million
Total	1,479,905		1,479,905

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during the three months ended December 31, 2019.

During the three months ended December 31, 2019, 2,370 shares of Series A and 4,729 shares of Series C Liberty Formula One common stock, 9,453 shares of Series A and 18,878 shares of Series C Liberty SiriusXM common stock, and 963 shares of Series A and 1,904 shares of Series C Liberty Braves common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

	December 31,
	2019	2018	2017	2016	2015
	amounts in millions
Summary Balance Sheet Data:
Cash	$1,222	358	1,029	562	201
Investment in affiliates, accounted for using the equity method	$1,625	1,641	1,750	1,117	1,115
Intangible assets not subject to amortization (1)	$29,944	28,060	28,057	24,018	24,018
Intangible assets subject to amortization, net (1)	$5,940	5,715	6,192	1,072	1,097
Total assets (1)	$44,189	40,828	41,996	31,377	29,798
Current portion of deferred revenue	$2,113	2,079	1,941	1,877	1,797
Long-term debt, including current portion (1)	$15,476	13,388	13,954	8,018	6,881
Deferred tax liabilities, net	$1,913	1,651	1,478	2,025	1,667
Stockholders' equity (1)	$16,295	16,595	16,943	11,756	10,933
Noncontrolling interest	$5,630	5,103	5,631	5,960	7,198

	Years ended December 31,
	2019		2018	2017	2016	2015
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)		$10,292	8,040	7,594	5,276	4,795
Operating income (loss)		$1,470	1,511	1,394	1,734	954
Interest expense (1)		$(657)	(606)	(591)	(362)	(328)
Share of earnings (loss) of affiliates, net		$6	18	104	14	(40)
Realized and unrealized gains (losses) on financial instruments, net		$(315)	40	(88)	37	(140)
Net earnings (loss) attributable to the noncontrolling interests		$241	334	536	244	184
Net earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (2)
Liberty Media Corporation common stock	$	NA	NA	NA	377	64
Liberty SiriusXM common stock		494	676	1,124	297	NA
Liberty Braves common stock		(77)	5	(25)	(30)	NA
Liberty Formula One common stock		(311)	(150)	255	36	NA
		$106	531	1,354	680	64
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (2):
Series A, B and C Liberty Media Corporation common stock	$	NA	NA	NA	1.13	0.19
Series A, B and C Liberty SiriusXM common stock		1.55	2.04	3.35	0.89	NA
Series A, B and C Liberty Braves common stock		(1.51)	0.10	(0.51)	(0.65)	NA
Series A, B and C Liberty Formula One common stock		(1.35)	(0.65)	1.23	0.43	NA
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (2):
Series A, B and C Liberty Media Corporation common stock	$	NA	NA	NA	1.12	0.19
Series A, B and C Liberty SiriusXM common stock		1.53	2.01	3.31	0.88	NA
Series A, B and C Liberty Braves common stock		(1.51)	0.10	(0.51)	(0.65)	NA
Series A, B and C Liberty Formula One common stock		(1.35)	(0.65)	1.21	0.42	NA
(1)	On February 1, 2019, Sirius XM Holdings purchased all of the outstanding shares of Pandora Media, Inc. for $2.4 billion.

On January 23, 2017, Liberty acquired a controlling interest in Delta Topco Limited (“Delta Topco”), the parent company of Formula 1.

See note 5 to the accompanying consolidated financial statements for additional information related to the acquisitions of Pandora and Formula 1.

(2)	During November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Media common stock and one to be designated as the Liberty SiriusXM common stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves common stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016 and the newly issued shares commenced trading or quotation in the regular way on the Nasdaq Global Select Market or the OTC Markets, as applicable, on Monday, April 18, 2016. In the Recapitalization, each issued and outstanding share of Liberty’s existing common stock was reclassified and exchanged for (a) 1 share of the corresponding series of Liberty SiriusXM common stock, (b) 0.1 of a share of the corresponding series of Liberty Braves common stock and (c) 0.25 of a share of the corresponding series of Liberty Media common stock on April 15, 2016. Cash was paid in lieu of the issuance of any fractional shares.

Following the creation of the tracking stocks, Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K respectively; and Series A, Series B and Series C Liberty Media common stock traded or were quoted under the symbols LMCA/B/K, respectively. Shortly following Liberty’s acquisition of a controlling interest in Delta Topco, the Liberty Media Group and Liberty Media common stock were renamed the Liberty Formula One Group (the “Formula One Group”) and the Liberty Formula One common stock, respectively, and the corresponding ticker symbols for the Series A, Series B and Series C Liberty Media common stock were changed to FWONA/B/K, respectively.

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is a reportable segment, is Sirius XM Holdings Inc. (“Sirius XM Holdings”). Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.

On September 7, 2016, Liberty, through its indirect wholly owned subsidiary Liberty GR Cayman Acquisition Company, entered into two definitive stock purchase agreements relating to the acquisition of Delta Topco, the parent company of Formula 1. The transactions contemplated by the first purchase agreement were completed on September 7, 2016, resulting in the acquisition of slightly less than a 20% minority stake in Formula 1 on an undiluted basis. On October 27, 2016 under the terms of the first purchase agreement, Liberty acquired an additional incremental equity interest in Delta Topco, maintaining Liberty’s investment in Delta Topco on an undiluted basis and increasing slightly to 19.1% on a fully diluted basis. Liberty acquired 100% of the fully diluted equity interests of Delta Topco, other than a nominal number of shares held by certain Formula 1 teams, in a closing under the second purchase agreement (and following the unwind of the first purchase agreement) on January 23, 2017 (the “Second Closing”). See note 5 to the accompanying consolidated financial statements for additional information related to the acquisition. Liberty’s interest in Delta Topco and by extension Formula 1, along with existing Formula 1 cash and debt (which is non-recourse to Liberty), was attributed to the Formula One Group upon completion of the Second Closing. Formula 1 is a reportable segment.

Our “Corporate and Other” category includes a consolidated subsidiary, Braves Holdings, LLC (“Braves Holdings”) and corporate expenses. In addition, we hold an ownership interest in Live Nation Entertainment, Inc. (“Live Nation”), which is accounted for as an equity method investment at December 31, 2019 and is included in corporate and other. We also maintain minority positions in other public companies.

As discussed in note 2 of the accompanying consolidated financial statements, on April 15, 2016, Liberty completed the Recapitalization. Upon completion of the Second Closing, as discussed below, the Liberty Media Group was renamed the Formula One Group.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as Sirius XM Holdings, Formula 1 or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term “Liberty SiriusXM Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, Sirius XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $493 million, which includes $106 million of subsidiary cash.

Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, Sirius XM Holdings acquired Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). See note 5 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Liberty SiriusXM Group.

The term “Braves Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. The Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Braves,” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of December 31, 2019, the Braves Group has cash and cash equivalents of approximately $142 million, which includes $59 million of subsidiary cash. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Braves Group.

The term “Formula One Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2019, the Formula One Group (formerly the Liberty Media Group) is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. Following the creation of the tracking stocks and the closing of the Series C Liberty Braves common stock rights offering, the Formula One Group retains an intergroup interest in the Braves Group of approximately 15.1%, valued at $268 million as of December 31, 2019. The Formula One Group also has an intergroup interest in the Liberty SiriusXM Group of approximately 0.2%, valued at $24 million as of December 31, 2019.  As of December 31, 2019, the Formula One Group had cash and cash equivalents of approximately $587 million, which includes $402 million of subsidiary cash.

Strategies and Challenges of Business Units

Sirius XM Holdings. Sirius XM Holdings is focused on several initiatives to increase its revenue. Sirius XM Holdings regularly evaluates its business plans and strategy. Currently, its strategies include:

●	the acquisition of unique or compelling programming;
●	the development and introduction of new features or services;
●	significant new or enhanced distribution arrangements;
●	investments in infrastructure, such as satellites, equipment or radio spectrum; and
●	acquisitions and investments, including acquisitions and investments that are not directly related to its satellite radio business.

Sirius XM Holdings faces certain key challenges in its attempt to meet these goals, including:

●	its ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to its service;
●	potential loss of subscribers due to economic conditions and competition from other entertainment providers;
●	competition for both listeners and advertisers, including providers of radio and other audio services;
●	the operational performance of its satellites;
●	the effectiveness of integration of acquired businesses and assets into its operations;
●	the performance of its manufacturers, programming providers, vendors, and retailers; and
●	unfavorable changes in legislation.

Formula 1. Formula 1’s goal is to further broaden and increase the global scale and appeal of the FIA Formula One World Championship (the “World Championship”) in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	continuing to seek and identify opportunities to expand and develop the Event calendar and bring Events to attractive and/or strategically important new markets outside of Europe, which typically have higher race promotion fees, while continuing to build on the foundation of the sport in Europe;
●	developing advertising and sponsorship revenue, including increasing sales of Event-based packages and under the Global Partner program, and exploring opportunities in underexploited product categories;
●	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
●	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership; and
●	improving the on-track competitive balance of the World Championship and the long term financial stability of the participating Teams; and
●	improving the environmental sustainability of Formula One and its related activities, targeting a net zero carbon footprint by 2030 and sustainable race events by 2025.

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

Consolidated Operating Results

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$7,794	5,771	5,425
Total Liberty SiriusXM Group	7,794	5,771	5,425
Braves Group
Corporate and other	476	442	386
Total Braves Group	476	442	386
Formula One Group
Formula 1	2,022	1,827	1,783
Total Formula One Group	2,022	1,827	1,783
Consolidated Liberty	$10,292	8,040	7,594

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$1,578	1,659	1,588
Corporate and other	(34)	(39)	(41)
Total Liberty SiriusXM Group	1,544	1,620	1,547
Braves Group
Corporate and other	(39)	1	(113)
Total Braves Group	(39)	1	(113)
Formula One Group
Formula 1	17	(68)	17
Corporate and other	(52)	(42)	(57)
Total Formula One Group	(35)	(110)	(40)
Consolidated Liberty	$1,470	1,511	1,394

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$2,453	2,233	2,109
Corporate and other	(17)	(16)	(15)
Total Liberty SiriusXM Group	2,436	2,217	2,094
Braves Group
Corporate and other	49	88	2
Total Braves Group	49	88	2
Formula One Group
Formula 1	482	400	438
Corporate and other	(36)	(25)	(41)
Total Formula One Group	446	375	397
Consolidated Liberty	$2,931	2,680	2,493

Revenue. Our consolidated revenue increased $2,252 million and $446 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The 2019 increase was driven by revenue growth at Sirius XM Holdings (primarily as a result of the Pandora acquisition), Formula 1 and Braves Holdings of $2,023 million, $195 million and $34 million, respectively. The 2018 increase was driven by revenue growth at Sirius XM Holdings, Braves Holdings and Formula 1 of $346 million, $56 million and $44 million, respectively. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income. Our consolidated operating income decreased $41 million and increased $117 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The 2019 decrease was driven by $81 million and $40 million decreases in Sirius XM Holdings and Braves Holdings operating results, respectively, partially offset by a $85 million improvement in Formula 1’s operating results. The 2019 increase in corporate and other operating losses for Formula One Group was driven by increases in personnel related costs. Operating losses decreased $114 million and operating income increased $71 million for Braves Holdings and Sirius XM Holdings, respectively, and operating losses increased $85 million for Formula 1 during 2018 as compared to the prior year. The 2018 decrease in corporate and other operating losses for Formula One Group was driven by costs related to the acquisition of Formula 1 recognized during the year ended December 31, 2017. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $291 million, $192 million and $230 million of stock compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in stock compensation expense in 2019 as compared to the prior year is primarily due to increases of $96 million, $5 million and $3 million at Sirius XM Holdings, Braves Holdings and Formula 1, respectively. The decrease in stock compensation expense in 2018 as compared to the prior year is primarily due to decreases of $36 million and $8 million at Braves Holdings and Formula 1, respectively, partially offset by increases of $9 million at Sirius XM Holdings.

As of December 31, 2019, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $415 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.4 years.

As of December 31, 2019, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $34 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years.

See “Results of Operations—Businesses”  below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles (“GAAP’). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Operating income (loss)	$1,470	1,511	1,394
Depreciation and amortization	1,061	905	824
Stock-based compensation	291	192	230
Litigation settlement	25	69	45
Acquisition and other related costs	84	3	—
Adjusted OIBDA	$2,931	2,680	2,493

During the year ended December 31, 2019, Sirius XM Holdings recorded a $25 million litigation settlement for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying consolidated financial statements for the year ended December 31, 2019. During the second quarter of 2018 and during the fourth quarter of 2017, Sirius XM Holdings recorded $69 million and $45 million, respectively, related to music royalty litigation settlements. As separately reported in note 17 of the accompanying consolidated financial statements, the $69 million and $45 million of expenses are included in the Revenue share and royalties expense line item in the accompanying consolidated financial statements for the years ended December 31, 2018 and 2017, respectively. The aforementioned litigation settlements have been excluded from Adjusted OIBDA for the corresponding periods as these expenses were not incurred as a part of Sirius XM Holdings’ normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business.

Consolidated Adjusted OIBDA increased $251 million and $187 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in Adjusted OIBDA in 2019 as compared to the prior year was primarily due to increases of $220 million and $82 million in Sirius XM Holdings and Formula 1 Adjusted OIBDA, respectively, partially offset by a $40 million decrease in Braves Holdings Adjusted OIBDA. The increase in Adjusted OIBDA in 2018 as compared to the prior year was primarily due to increases of $124 million and $87 million in Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively, partially offset by a $38 million decrease in Formula 1 Adjusted OIBDA. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(435)	(388)	(356)
Braves Group	(27)	(26)	(15)
Formula One Group	(195)	(192)	(220)
Consolidated Liberty	$(657)	(606)	(591)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$(24)	(11)	29
Braves Group	18	12	78
Formula One Group	12	17	(3)
Consolidated Liberty	$6	18	104

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(41)	(1)	(16)
Braves Group	(4)	(2)	—
Formula One Group	(270)	43	(72)
Consolidated Liberty	$(315)	40	(88)

Other, net
Liberty SiriusXM Group	$(38)	25	(11)
Braves Group	2	35	3
Formula One Group	45	18	16
Consolidated Liberty	$9	78	8

	$(957)	(470)	(567)

Interest expense. Consolidated interest expense increased $51 million and $15 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase for 2019 as compared to the prior year was primarily due to an increase in interest expense for the Liberty SiriusXM Group due to an increase in the average amount of corporate and subsidiary debt outstanding. The increase for 2018 as compared to the prior year was primarily due to an increase in the average amount of corporate and subsidiary debt outstanding for Liberty SiriusXM Group and a decrease in the capitalization of interest related to construction of the stadium and mixed-use facilities as compared to the prior period for Braves Group, partially offset by decreases in interest expense for the Formula One Group due to decreases in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$(3)	(1)	29
Other	(21)	(10)	—
Total Liberty SiriusXM Group	(24)	(11)	29

Braves Group
Other	18	12	78
Total Braves Group	18	12	78

Formula One Group
Live Nation	4	3	(18)
Other	8	14	15
Total Formula One Group	12	17	(3)
	$6	18	104

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

Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Debt and equity securities	$110	2	(36)
Debt measured at fair value	(584)	130	(126)
Change in fair value of bond hedges	215	(94)	72
Other derivatives	(56)	2	2
	$(315)	40	(88)

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

The unrealized losses on other derivatives for the year ended December 31, 2019 are primarily due to changes in the fair value of Formula 1’s interest rate swaps.

Other, net. The decrease in 2019 was primarily due to a $56 million increase in losses on extinguishment of debt and a $28 million decrease in gains on transactions, partially offset by a $8 million increase in gains on dilution of our investment in Live Nation and a $5 million increase in foreign exchange gains. The increase in 2018 was primarily due to a $48 million decrease in losses on early extinguishment of debt and a $17 million increase in gains on transactions, primarily driven by the sale of the residential portion of Braves Holdings’ mixed-use complex.

Income taxes. Our effective tax rate for the years ended December 31, 2019, 2018 and 2017 was an expense of 32%, expense of 17% and benefit of 129%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

●	During 2019, our effective tax rate was higher than the 21% U.S. federal tax rate due to additional tax expense related to increases in the Company’s valuation allowance, changes in the Company’s effective state tax rate and the effect of state income taxes, partially offset by tax benefits related to deductible stock based compensation, earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate and federal income tax credits.
●	During 2018, our effective tax rate was lower than the 21% U.S. federal tax rate due to deductible stock-based compensation, benefits related to federal tax credits and the resolution of historical matters with various tax authorities, partially offset by changes in the valuation allowance and taxable dividends not recognized for book purposes.
●	During 2017, in connection with the initial analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), as discussed in note 11 of the accompanying consolidated financial statements, the Company recorded a discrete net tax benefit, primarily driven by the corporate tax rate reduction.

Net earnings. We had net earnings of $347 million, $865 million and $1,890 million for the years ended December 31, 2019, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of December 31, 2019, Liberty’s cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$106
Corporate and other	387
Total Liberty SiriusXM Group	$493
Braves Group
Corporate and other	$142
Total Braves Group	$142
Formula One Group
Formula 1	$402
Corporate and other	185
Total Formula One Group	$587

To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, the Company has a controlling interest in Sirius XM Holdings which has significant cash flows provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when Formula 1’s leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has been met as of December 31, 2019. However, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of December 31, 2019, Liberty had $1,000 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $470 million available under Liberty’s margin loan secured by shares of Live Nation. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2019	2018	2017
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,944	1,785	1,849
Braves Group cash provided (used) by operating activities	75	103	(42)
Formula One Group cash provided (used) by operating activities	294	268	(75)
Net cash provided (used) by operating activities	$2,313	2,156	1,732
Liberty SiriusXM Group cash provided (used) by investing activities	$384	(756)	(1,254)
Braves Group cash provided (used) by investing activities	(107)	159	(221)
Formula One Group cash provided (used) by investing activities	37	227	(1,662)
Net cash provided (used) by investing activities	$314	(370)	(3,137)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,923)	(1,552)	(267)
Braves Group cash provided (used) by financing activities	54	(212)	296
Formula One Group cash provided (used) by financing activities	96	(616)	1,847
Net cash provided (used) by financing activities	$(1,773)	(2,380)	1,876

Liberty’s primary uses of cash during the year ended December 31, 2019 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) was $443 million of Series C Liberty SiriusXM common stock repurchases.

These repurchases were primarily funded by borrowings of debt, cash proceeds from the sale of investments and dividends from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding Sirius XM Holdings common stock, repayment of long-term debt, additions to property and equipment and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by cash provided by operating activities, borrowing of debt and cash received from the acquisition of Pandora. During the year ended December 31, 2019, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $226 million, of which Liberty received $157 million.

Braves Holdings’ primary use of cash was capital expenditures, funded primarily by cash provided by operating activities and net borrowings of debt.

Formula 1’s uses of cash were not material during the year ended December 31, 2019.

The projected uses of Liberty cash (excluding Sirius XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in new or existing businesses, debt service, including further repayment of the margin loans and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Sirius XM Holdings’ uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, repurchases of outstanding Sirius XM Holdings common stock, interest payments, taxes and scheduled maturities of outstanding debt. In addition, Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends. On January 30, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock, payable on February 28, 2020 to stockholders of record at the close of business on February 12, 2020. Liberty expects Sirius XM Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under its existing credit facility.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Sirius XM Holdings has entered into various programming agreements. Under the terms of these agreements, Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. Sirius XM Holdings’ future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the schedule of contractual obligations below.

The Atlanta Braves have entered into long-term employment contracts with certain of their players (current and former), coaches and executives whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2019 aggregated $352 million. See the table below for more detail. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$14,964	67	1,595	6,689	6,613
Interest payments (2)	4,417	640	1,213	924	1,640
Programming and royalty fees (3)	1,859	845	767	150	97
Lease obligations	914	90	179	153	492
Employment agreements	352	112	132	53	55
Other obligations (4)	392	180	93	36	83
Total consolidated	$22,898	1,934	3,979	8,005	8,980
(1)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2019, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2019 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments.
(4)	Includes amounts related to Sirius XM Holdings’ satellite and transmission, sales and marketing, satellite incentive payments, and other contractual commitments. Sirius XM Holdings satellite and transmission commitments are attributable to agreements with third parties to design, build, launch and insure two satellites, SXM-7 and SXM-8. Sirius XM Holdings has also entered into agreements to operate and maintain satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. Sirius XM Holdings sales and marketing commitments primarily relate to payments to sponsors, retailers, automakers and radio manufacturers pursuant to marketing, sponsorship and distribution agreements to promote the Sirius XM Holdings brand. Boeing Satellite Systems International, Inc., the manufacturers of certain of Sirius XM Holdings’ in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-3 and XM-4 meeting their fifteen-year design life, which it expects to occur. Boeing may also be entitled to up to an additional $10 million if the XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, Sirius XM Holdings has entered into various agreements with third parties for general operating purposes.

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

As of December 31, 2019, the intangible assets not subject to amortization for each of our significant reporting units were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
Sirius XM Holdings	$15,803	8,600	1,262	25,665
Formula 1	3,956	—	—	3,956
Other	180	—	143	323
Consolidated	$19,939	8,600	1,405	29,944

We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets in the fourth quarter each year, or more frequently if events and circumstances indicate impairment may have occurred. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

Useful Life of Broadcast/Transmission System. Sirius XM Holdings’ satellite system includes the costs of satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellites, terrestrial repeater network and satellite uplink facilities. Sirius XM Holdings monitors its satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable.

Sirius XM Holdings operates two in-orbit Sirius satellites, FM-5 and FM-6. Sirius XM estimates that its FM-5 and FM-6 satellites, launched in 2009 and 2013, respectively, will operate effectively through the end of their depreciable lives in 2024 and 2028, respectively.

Sirius XM Holdings operates three in-orbit XM satellites, XM-3, XM-4 and XM-5. Sirius XM Holdings estimates that its XM-3 and XM-4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively. Sirius XM Holdings has entered into agreements for the design, construction and launch of two new satellites, SXM-7 and SXM-8, which it plans to launch into geostationary orbits in 2020 as replacements for XM-3 and XM-4. The XM-5 satellite that was launched in 2010, is used as an in-orbit spare for the Sirius and XM systems and is expected to reach the end of its depreciable life in 2025.

Sirius XM Holdings’ satellites have been designed to last fifteen-years. Sirius XM Holdings’ in-orbit satellites may experience component failures which could adversely affect their useful lives. Sirius XM Holdings monitors the operating condition of its in-orbit satellites. If events or circumstances indicate that the depreciable lives of its in-orbit satellites have changed, the depreciable life will be modified accordingly. If Sirius XM Holdings were to revise its estimates, depreciation expense would change.

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

Results of Operations—Businesses

Liberty SiriusXM Group

Sirius XM Holdings Sirius XM Holdings operates two complementary audio entertainment business, Sirius XM and Pandora.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and its website. The Sirius XM service is also available through a user interface called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2019, Sirius XM had approximately 35 million subscribers.

In addition to Sirius XM’s audio entertainment businesses, it provides connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and planes.

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

Pandora operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of December 31, 2019, Pandora had approximately 6.2 million subscribers.

The majority of Pandora’s revenue is generated from advertising on its ad-supported radio service. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers.  As of December 31, 2019, Pandora had approximately 63.5 million monthly active users.

Results of Operations - Actual

We acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied purchase accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of acquisition accounting adjustments in all periods presented. In addition, the results below include the financial results of Pandora from the date of acquisition by Sirius XM Holdings, February 1, 2019. As of December 31, 2019, there is an approximate 28% noncontrolling interest in Sirius XM Holdings, and the net earnings of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations. Sirius XM is a separate publicly traded company and additional information about Sirius XM can be obtained through its website and its public filings, which are not incorporated by reference herein.

Sirius XM Holdings’ actual operating results were as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Sirius XM:
Subscriber revenue	$5,644	5,264	4,990
Advertising revenue	205	188	160
Equipment revenue	173	155	132
Other revenue	165	164	143
Total Sirius XM revenue	6,187	5,771	5,425
Pandora:
Subscriber revenue	476	—	—
Advertising revenue	1,131	—	—
Total Pandora revenue	1,607	—	—
Total revenue	7,794	5,771	5,425
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services (excluding litigation settlement)	(2,378)	(2,203)	(2,021)
Pandora cost of services	(1,006)	—	—
Subscriber acquisition costs	(427)	(470)	(499)
Selling, general and administrative expenses (excluding litigation settlement)	(1,299)	(759)	(699)
Other operating expenses	(231)	(106)	(97)
Adjusted OIBDA	2,453	2,233	2,109
Litigation settlement	(25)	(69)	(45)
Stock-based compensation	(229)	(133)	(124)
Acquisition and other related costs	(84)	(3)	—
Depreciation and amortization	(537)	(369)	(352)
Operating income	$1,578	1,659	1,588

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased 7% and 5% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increases were primarily attributable to higher U.S. Music Royalty Fees due to a higher music royalty rate and higher self-pay subscription revenue as a result of 3% and 5% increases in the daily weighted average number of subscribers during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2018 was partially offset by the impact of the adoption of Accounting Standards Codification Topic 606 (“ASC 606”), effective as of January 1, 2018.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased 9% and 18% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increases were primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

Sirius XM Equipment revenue includes revenue and royalties for the sale of satellite radios, components and accessories. Equipment revenue increased 12% and 17% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increases were driven by an increase in royalty revenue due to Sirius XM’s transition to a new generation of chipsets.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue increased 1% and 15% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2019, was driven by higher royalty revenue generated from Sirius XM Canada, partially offset by a decrease in data usage revenue generated from Sirius XM’s connected vehicle services. The increase for the year ended December 31, 2018 was driven by higher revenue generated from connected vehicle services and Sirius XM Canada.

Pandora revenue includes actual results for the period from the acquisition date to December 31, 2019. See “Results of Operations – Pro forma” below for additional information regarding Pandora’s revenue.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties (excluding litigation settlements) includes royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 8% and 14% during 2019 and 2018, respectively, as compared to the prior year periods. The increase for the year ended December 31, 2019 was driven by overall greater revenue subject to royalties and revenue share. The increase for the year ended December 31, 2018 was driven by an increase in the statutory royalty rate applicable to Sirius XM’s use of post-1972 recordings and overall greater revenue subject to revenue share with the automakers, partially offset by the impact of the adoption of ASC 606, effective as of January 1, 2018.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 10% and 5% during 2019 and 2018, respectively, as compared to the corresponding prior years. The increases for were driven primarily by increased personnel-related costs and higher music licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense increased 4% and decreased 1% during 2019 and 2018, respectively, as compared to the corresponding prior years. The 2019 increase was driven by increased transaction fees from a larger subscriber base and higher bad debt expense. The 2018 decrease was primarily driven by lower call center costs due to lower agent rates, increased customer self-service and improved non-pay process driving lower bad debt expense, partially offset by increased transaction fees from a larger subscriber base and personnel-related costs.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of subscriber services increased 13% and 8% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior years. The 2019 increase was primarily driven by higher cloud hosting and wireless costs associated with Sirius XM’s streaming services, higher repeater network costs and an increase in Sirius XM’s inventory reserve, partially offset by lower direct sales to satellite radio and connected vehicle consumers. The 2018 increase was primarily driven by higher wireless costs associated with Sirius XM’s connected vehicle services and higher streaming costs, partially offset by lower direct satellite radio sales to consumers.

Pandora Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora cost of services was $1,006 million for the period from the acquisition date to December 31, 2019. See “Results of Operations – Pro forma” below for additional information regarding Pandora’s cost of services.

●	Revenue Share and Royalties include licensing fees paid for streaming music or other content to Pandora subscribers and listeners as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period.
●	Programming and Content includes costs to produce live listener events and promote content.
●	Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers.

Subscriber acquisition costs are costs associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers, subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. For the years ended December 31, 2019 and 2018, subscriber acquisition costs decreased 9% and 6%, respectively, as compared to the corresponding periods in the prior year. The decreases for both years were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets and decreases in the volume of satellite radio installations.

Selling, general and administrative (excluding litigation settlement) expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel related costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense increased 71% and 9% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2019 was driven by additional expenses associated with the inclusion of Pandora. The increases for both years were due to additional subscriber communications and acquisition campaigns. Additional increases during the year ended December 31, 2018 were driven by retention programs, higher personnel related costs, higher information technology costs and a one-time charge for sales and use taxes.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the years ended December 31, 2019 and 2018, other operating expense increased 118% and 9%, respectively, as compared to the corresponding periods in the prior year. The 2019 increase was driven by additional expenses associated with the inclusion of Pandora. The 2018 increase was driven by the continued development of Sirius XM’s streaming product and connected vehicle services.

Litigation settlement for the year ended December 31, 2019 relates to a one-time $25 million litigation settlement for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying consolidated financial statements for the year ended December 31, 2019. During the year ended December 31, 2018, Sirius XM Holdings recorded a $69 million charge related to the litigation settlement that resolved all outstanding claims, including ongoing audits, under Sirius XM’s statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. During the fourth quarter of 2017, Sirius XM Holdings recorded $45 million related to music royalty litigation settlements. These expenses are included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the years ended December 31, 2018 and 2017. The aforementioned litigation settlements have been excluded from Adjusted OIBDA for the corresponding periods as these expenses were not incurred as a part of Sirius XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Stock-based compensation increased 72% and 7% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 increase was driven by an increase in the number of awards granted and the continued vesting of outstanding awards. During the year ended December 31, 2018, Sirius XM recorded a one-time benefit to stock-based compensation expense as a result of the adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This benefit was more than offset by an increase in stock-based compensation expense due to an increase in the number of awards granted.

Acquisition related costs represent costs associated with the acquisition of Pandora and related reorganization costs.

Depreciation and amortization increased 46% and 5% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 increase was due to increases in amortization expense attributable to intangibles recognized in connection with the Pandora acquisition and higher depreciation expense related to additional assets placed in service. The 2018 increase was driven by an increase in amortization expenses related to capitalized software additions and an increase in depreciation expense due to additional assets placed in-service.

Results of Operations – Pro forma

Although Pandora’s results are only included in Sirius XM Holdings’ results beginning on February 1, 2019, we believe a discussion of Sirius XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of Sirius XM Holdings for the years ended December 31, 2019, 2018 and 2017. The pro forma financial information was prepared based on the historical financial information of Sirius XM Holdings (as disclosed above) and Pandora and assuming the acquisition of Pandora took place on January 1, 2017. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Sirius XM Holdings had the business combination occurred on January 1, 2017, or to project the results of operations of Sirius XM Holdings or Liberty for any future periods.

Sirius XM Holdings’ pro forma operating results were as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Sirius XM:
Subscriber revenue	$5,644	5,264	4,990
Advertising revenue	205	188	160
Equipment revenue	173	155	132
Other revenue	172	171	150
Total Sirius XM revenue	6,194	5,778	5,432
Pandora:
Subscriber revenue	527	478	315
Advertising revenue	1,200	1,092	1,071
Total Pandora revenue	1,727	1,570	1,386
Total revenue	7,921	7,348	6,818
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services (excluding litigation settlement)	(2,378)	(2,203)	(2,021)
Pandora cost of services	(1,104)	(1,082)	(951)
Subscriber acquisition costs	(427)	(470)	(499)
Selling, general and administrative expenses (excluding litigation settlement)	(1,344)	(1,245)	(1,159)
Other operating expenses	(241)	(217)	(182)
Adjusted OIBDA	2,427	2,131	2,006
Litigation settlement	(25)	(69)	(45)
Stock-based compensation	(240)	(244)	(252)
Depreciation and amortization	(552)	(533)	(505)
Operating income	$1,610	1,285	1,204

Please refer to the disclosure above regarding changes in Sirius XM revenue.

Pro forma Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pro forma Pandora subscriber revenue increased 10% and 52% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increases in the weighted average number of subscribers and an increase in the average price paid per subscriber due to the growth of Pandora Premium.

Pro forma Pandora advertising revenue is generated primarily from audio, display and video advertising. Pro forma Pandora advertising revenue increased 10% and 2% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 increase was due to growth in Pandora’s off-platform advertising revenue, increased sell-through percentage, increases in the average price per ad and revenue growth in the AdsWizz business. The 2018 increase was due to increases in the average price per ad and increases in Pandora’s off-platform revenue.

Please refer to the disclosure above regarding changes in Sirius XM cost of services.

Pro forma Pandora cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and transmission costs. Pro forma Pandora costs of services increased 2% and 14% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year.

●	Pro forma revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Pro forma revenue share and royalties increased 2% and 12% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 increase was primarily attributable to higher revenue share driven by growth of Pandora’s off platform revenue, partially offset by lower royalty costs resulting from renegotiated agreements with record labels, music and sound recording copyright holders and distributors. The 2018 increase was due to minimum guarantee accruals related to Pandora’s direct license agreements with major independent labels, distributors, performing rights organizations and publishers.
●	Pro forma programming and content includes costs to produce live listener events and promote content. Pro forma programming and content increased 55% and decreased 21% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 increase was primarily due to increases in personnel related and content costs. The 2018 decrease was primarily attributable to lower content costs.
●	Pro forma customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Pro forma customer service and billing decreased 11% and increased 44% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 decrease was primarily driven by lower bad debt expense due to recoveries and lower transaction fees. The 2018 increase was primarily driven by higher transaction fees and bad debt expense from higher average subscriber balances.
●	Pro forma other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Pro forma other costs increased 21% and 4% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The increases for both periods were driven by increased web hosting costs. The 2019 increase was also driven by increased personnel related costs.

Please refer to the disclosure above regarding changes in subscriber acquisition costs.

Pro forma selling, general and administrative expenses (excluding litigation settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the years ended December 31, 2019 and 2018, pro forma selling, general and administrative expense increased 8% and 7%, respectively, as compared to the corresponding periods in the prior year. The increases for both years were due to additional subscriber communications and acquisition campaigns. The increase for the year ended December 31, 2019 was also driven by higher rent. Additional increases during the year ended December 31, 2018 were driven by retention programs and higher legal and consulting costs.

Pro forma other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the years ended December 31, 2019 and 2018, pro forma other operating expenses increased approximately 11% and 19%, respectively, as compared to the corresponding periods in the prior year. The increases were driven by higher personnel-related costs. The increase for the year ended December 31, 2018 was also driven by the continued development of Sirius XM Holdings’ streaming products and connected vehicle services.

Please refer to the disclosure above regarding litigation settlement expenses.

Pro forma stock-based compensation decreased 2% and 3% during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 decrease was primarily due to decreases in Pandora’s stock-based compensation. The 2018 decrease was partially offset by an increase in Sirius XM’s stock-based compensation.

Pro forma depreciation and amortization expense increased 4% and 6% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The increases were driven by higher depreciation costs related to additional assets placed in service.

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

Liberty acquired a controlling interest in Formula 1 on January 23, 2017 and applied acquisition accounting and consolidated the results of Formula 1 from that date. Prior to the acquisition of our controlling interest, we maintained an investment in Formula 1 since September 7, 2016, which was accounted for as a cost method investment. Although Formula 1’s results are only included in Liberty’s results since January 23, 2017, we believe a discussion of Formula 1’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of Formula 1 for the full year ended December 31, 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of Formula 1 and assuming the acquisition of Formula 1 took place on January 1, 2016. The pro forma adjustments have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Formula 1 had the business combination occurred on January 1, 2016, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the business combination and are expected to have a continuing impact on the results of operations of Liberty.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2019	2018	2017
	(actual)	(actual)	(pro forma)
	amounts in millions
Primary Formula 1 revenue	$1,664	1,487	1,483
Other Formula 1 revenue	358	340	301
Total Formula 1 revenue	2,022	1,827	1,784
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(1,393)	(1,273)	(1,221)
Selling, general and administrative expenses	(147)	(154)	(125)
Adjusted OIBDA	482	400	438
Stock-based compensation	(19)	(16)	(24)
Depreciation and amortization	(446)	(452)	(451)
Operating income (loss)	$17	(68)	(37)

Number of Events	21	21	20

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

Primary Formula 1 revenue increased $177 million and $4 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year.

The increase for the year ended December 31, 2019 was primarily driven by an increase in broadcasting revenue due to contractual increases in fees, partially offset by the net adverse impact of weaker foreign currency exchange rates used to translate broadcasting fees that were not denominated in U.S. Dollars. Additionally, advertising and sponsorship revenue increased due to revenue from contracts with new customers. Race promotion revenue decreased due to the financial terms of two race promotion agreements and the net adverse impact of weaker foreign currency exchange rates, partially offset by contractual increases in a number of contracts.

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

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the F2 and F3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations.

Other Formula 1 revenue increased $18 million and $39 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The increase in 2019 was due to an increase in digital media revenue, higher Paddock Club attendance, increased revenue from other Event-based activities and higher sales of equipment, parts and maintenance and other services to the competing F2 and F3 teams, partially offset by non-recurring television production revenue recorded in the prior year.  The increase in 2018 was primarily attributable to increases in revenue from the sale of the new F2 chassis, engine and other components to the series’ competing teams due to 2018 being the first year of the F2 vehicle cycle, higher logistical and travel services revenue, higher digital media and television production related revenue and increased revenue from hospitality and various fan engagement and other event based activities.

Cost of Formula 1 revenue consists primarily of team payments. Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual fees payable to the Federation Internationale de l’Automobile, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, F2 and F3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities.

	Years ended December 31,
	2019	2018	2017
	(actual)	(actual)	(pro forma)
	amounts in millions
Team payments	$(1,012)	(913)	(919)
Other costs of Formula 1 revenue	(381)	(360)	(302)
Cost of Formula 1 revenue	$(1,393)	(1,273)	(1,221)

Cost of Formula 1 revenue increased approximately $120 million and $52 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year.

Team payments increased $99 million and decreased $6 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The increase in team payments during 2019 was attributable to an increase in Primary Formula 1 revenue and the associated impact on the calculation of variable Prize Fund elements, which are calculated with reference to Formula 1’s revenue and costs. The 2018 decrease was attributable to a reduction in the variable elements of the Prize Fund.

Other costs of Formula 1 revenue increased $21 million and $58 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 increase was primarily due to costs related to various technical initiatives, the continued further development and delivery of digital and social media products and platforms, increased costs related to the sale of equipment, parts, maintenance and other services to the competing F2 and F3 teams and higher FIA and hospitality costs. The 2018 increase is primarily due to increased technical, logistics and travel, hospitality and Formula 2 and GP3 costs associated with the changes in the World Championship calendar, increased costs associated with sale of the new Formula 2 chassis and components to the competing Formula 2 teams during the first season of the latest three year Formula 2 cycle, costs associated with increased fan engagement activities, technical and digital media development and delivery and higher freight and hospitality costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $7 million and increased $29 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 decrease was driven by foreign exchange gains and lower bad debt expense, partially offset by higher personnel and information technology costs. The 2018 increase was primarily driven by higher marketing and research costs and an increase in bad debt expense.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management, subsequent to the acquisition of Formula 1 by Liberty. Stock-based compensation expense increased $3 million and decreased $8 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding periods in the prior year. The 2019 increase in stock-based compensation is primarily due to an increase in the number of awards granted.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $6 million during the year ended December 31, 2019 and was relatively flat during the year ended December 31, 2018, as compared the corresponding periods in the prior year. The 2019 decrease was primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

Operating results attributable to Braves Holdings were as follows.

	Year ended December 31,
	2019	2018	2017
	amounts in millions
Baseball revenue	$438	404	371
Development revenue	38	38	15
Total revenue	476	442	386
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(340)	(265)	(296)
Selling, general and administrative expenses	(82)	(83)	(83)
Adjusted OIBDA	54	94	7
Stock-based compensation	(15)	(10)	(46)
Depreciation and amortization	(71)	(76)	(67)
Operating income (loss)	$(32)	8	(106)

Regular season home games	81	81	81
Postseason home games	3	2	—

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, retail, suites and premium seat fees), local broadcast rights and national broadcast rights, licensing and other shared Major League Baseball (“MLB”) revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. For the years ended December 31, 2019 and 2018, revenue increased $34 million and $56 million, respectively, as compared to the corresponding prior years. Baseball revenue per game increased in 2019 due to increases in ballpark operations revenue, driven by increases in attendance, and revenue from local and national broadcasting rights. In addition, one additional postseason home game contributed to higher baseball revenue in 2019. Baseball revenue per game increased in 2018 due to increases in ballpark operations revenue primarily due to increases in attendance driven by team performance, including revenue from the 2018 MLB postseason. The 2019 decrease in development revenue following the sale of the residential portion of the mixed-use facilities in 2018 was offset by increases in retail tenant rental income and parking revenue during 2019. Development revenue increased during the year ended December 31, 2018 as compared to the prior year as Braves Holdings had just begun renting the mixed-use facilities in 2017.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the years ended December 31, 2019 and 2018, other operating expenses increased $75 million and decreased $31 million, respectively, as compared to the corresponding prior years. The increase in 2019 as compared to 2018 was driven by higher player salaries, increased baseball operations costs driven by the opening of the new spring training facility and higher player development costs, increased obligations under MLB’s revenue sharing plan and increased stadium operating costs driven by concessions. The decrease in 2018 as compared to 2017 was driven by lower player salaries.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $1 million for the year ended December 31, 2019 as compared to the corresponding prior year due to reduced expenses associated with the residential portion of the mixed-use complex, which was sold in October 2018. Selling, general and administrative expense was flat for the year ended December 31, 2018 as compared to the prior year.

Stock-based compensation increased $5 million and decreased $36 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior years. The increase in 2019 as compared to 2018 was driven by an increase in the fair value of the underlying awards. The decrease in 2018 as compared to 2017 was due to vesting of outstanding awards in 2017, the start of a new plan period in 2018 and decreases in the fair value of the underlying awards.

Depreciation and amortization decreased $5 million and increased $9 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior years. The decrease in 2019 as compared to 2018 is primarily due to decreases in depreciation expense related to the new stadium as a result of the adoption of ASC 842 and the sale of the residential portion of the mixed-use complex during October 2018 and decreases in amortization expense related to player contracts. The increase in 2018 as compared to 2017 is due to an increase in depreciation related to the stadium, which was placed into service on March 21, 2017, partially offset by lower amortization expense related to international player contracts.

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

As of December 31, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$350	4.0%	$8,948	4.6%
Braves Group	$237	3.4%	$322	3.9%
Formula One Group	$962	4.2%	$4,145	3.2%

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

At December 31, 2019, the fair value of our marketable debt and equity securities was $353 million. Had the market price of such securities been 10% lower at December 31, 2019, the aggregate value of such securities would have been $35 million lower. Additionally, our stock in Live Nation (an equity method affiliate) is a publicly traded security which is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-37. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-32 for Management’s Report on Internal Control Over Financial Reporting.

See page II-33 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

Sirius XM Holdings acquired Pandora in February 2019. Except for the changes in internal controls at Pandora, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company’s management believes that, as of December 31, 2019, its internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page II-33 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification (ASC) Topic 842, Leases. As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the sufficiency of audit evidence over certain subscriber and advertising revenue streams

As disclosed in the consolidated statements of operations, the Company generated $10,294 million of revenue, of which $5,644 million was Sirius XM subscriber revenue and $1,131 million was Pandora (Pandora Media, LLC and subsidiaries, the successor to Pandora Media, Inc. and subsidiaries) advertising revenue, for the year ended December 31, 2019. The Company’s accounting for these subscriber and advertising revenue streams involve multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence related to these subscriber and advertising revenue streams as a critical audit matter. Evaluating the sufficiency of audit evidence required our subjective judgment regarding, among other things, the nature and extent of the evidence relating to each revenue stream, due principally to the number of IT applications utilized in the revenue recognition process to capture and aggregate the data.

The primary procedures we performed to address this critical audit matter included the following. We used our judgment to determine the nature and extent of audit procedures to be performed regarding these subscriber and advertising revenue streams. We tested certain internal controls over the Sirius XM subscriber revenue and Pandora advertising revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications and controls used by the Company in its revenue recognition processes and testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes.

For each revenue stream within Sirius XM subscriber revenue where procedures were performed, we developed an estimate of subscriber revenue. These estimates were based on a combination of internal data and publicly available external data and the estimates were compared to the Company’s recorded amounts. In addition, we evaluated the relevance and reliability of the internal and external data used to develop those estimates. On a sample basis, we tested Pandora advertising revenue by tracing the recorded amounts to underlying documents and to data executed and tracked by third parties.  In addition, we evaluated the overall sufficiency of audit evidence obtained over Sirius XM subscriber and Pandora advertising revenue.

Assessment of the initial fair value measurement of certain intangible assets acquired in the Pandora acquisition

As discussed in Note 5 to the consolidated financial statements, Sirius XM Holdings, Inc. (Sirius XM Holdings), a consolidated subsidiary, acquired Pandora in February 2019 for total consideration of $2,879 million. This acquisition resulted in Sirius XM Holdings recording customer relationships, trademark, and software and technology intangible assets in the consolidated balance sheets. The fair value of these intangible assets was $1,131 million as of the acquisition date. The determination of the acquisition date fair value of certain of these intangible assets required Sirius XM Holdings to make key assumptions regarding projected revenue and related growth rates; the trademark, software and technology royalty rates; the estimated advertising customer attrition rate; the discount rates; and the remaining useful life of the software and technology intangible asset.

We identified the assessment of the initial fair value measurement of certain intangible assets acquired in the Pandora acquisition as a critical audit matter. Testing the key assumptions, which were used to estimate the fair values, involved a high degree of auditor judgment. The estimated fair values were also sensitive to changes in these key assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over Sirius XM Holdings' acquisition-date valuation process, including controls related to the development of the key assumptions. We performed sensitivity analyses to assess the impact of possible changes to the key assumptions on the acquisition-date fair value of these intangible assets. We evaluated the growth rates used by Sirius XM Holdings to determine projected revenue by comparing them to industry benchmarks and publicly available data, as well as third-party market studies. We assessed the advertising customer attrition rate and the remaining useful life of the software and technology intangible asset based on historical data of Pandora. We involved a valuation professional with specialized skills and knowledge, who assisted in:

•	Evaluating the discount rates by comparing them to an independently developed range using publicly available market data for comparable entities;
•	Evaluating the royalty rates for trademark, software and technology acquired by comparing them to royalty rates for similar companies;
•	Developing an estimated range of fair values of the advertising customer relationships acquired using Sirius XM Holdings' cash flow assumptions and an independently developed range of discount rates, and comparing it to Sirius XM Holdings' fair value estimate; and
•	Developing an estimated range of fair values of the trademark, software and technology acquired using Sirius XM Holdings' revenue assumptions and an independently developed range of discount rates and royalty rates, and comparing them to Sirius XM Holdings' fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
February 26, 2020

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,222	358
Trade and other receivables, net	767	364
Other current assets	416	360
Total current assets	2,405	1,082
Investments in affiliates, accounted for using the equity method (note 7)	1,625	1,641

Property and equipment, at cost	3,780	3,765
Accumulated depreciation	(1,518)	(1,296)
	2,262	2,469

Intangible assets not subject to amortization (note 8)
Goodwill	19,939	18,386
FCC licenses	8,600	8,600
Other	1,405	1,074
	29,944	28,060
Intangible assets subject to amortization, net (note 8)	5,940	5,715
Other assets	2,013	1,861
Total assets	$44,189	40,828

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,621	1,116
Current portion of debt (note 9)	60	17
Deferred revenue	2,113	2,079
Other current liabilities	94	32
Total current liabilities	3,888	3,244
Long-term debt, including $3,678 million and $2,487 million measured at fair value, respectively (note 9)	15,416	13,371
Deferred income tax liabilities (note 11)	1,913	1,651
Other liabilities	1,047	864
Total liabilities	$22,264	19,130

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2019 and 2018

	2019	2018
	amounts in millions
Stockholders' equity (notes 12,14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2019; issued and outstanding 103,339,016 shares at December 31, 2019 and 102,809,736 shares at December 31, 2018 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2019; issued and outstanding 10,312,639 shares at December 31, 2019 and 10,244,591 shares at December 31, 2018 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2019; issued and outstanding 25,834,334 shares at December 31, 2019 and 25,675,346 shares at December 31, 2018 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2019; issued and outstanding 9,808,601 shares at December 31, 2019 and 9,821,531 shares at December 31, 2018 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2019; issued and outstanding 981,860 shares at December 31, 2019 and December 31, 2018 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2019; issued and outstanding 2,448,233 shares at December 31, 2019 and 2,453,485 shares at December 31, 2018 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2019; issued and outstanding 203,324,574 shares at December 31, 2019 and 213,130,922 shares at December 31, 2018 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2019; issued and outstanding 39,894,784 shares at December 31, 2019 and 39,740,215 shares at December 31, 2018 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2019; issued and outstanding 203,366,419 shares at December 31, 2019 and 202,887,872 shares at December 31, 2018 (note 2)	2	2
Additional paid-in capital	2,575	2,984
Accumulated other comprehensive earnings (loss), net of taxes	(33)	(38)
Retained earnings	13,748	13,644
Total stockholders' equity	16,295	16,595
Noncontrolling interests in equity of subsidiaries	5,630	5,103
Total equity	21,925	21,698
Commitments and contingencies (note 17)
Total liabilities and equity	$44,189	40,828

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions
Revenue:
Sirius XM Holdings revenue	$7,794	5,771	5,425
Formula 1 revenue	2,022	1,827	1,783
Other revenue	476	442	386
Total revenue	10,292	8,040	7,594
Operating costs and expenses, including stock-based compensation (note 3):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	2,291	1,394	1,210
Programming and content	462	406	388
Customer service and billing	475	382	385
Other	199	126	119
Cost of Formula 1 revenue	1,394	1,273	1,219
Subscriber acquisition costs	427	470	499
Other operating expenses	620	388	409
Selling, general and administrative	1,809	1,182	1,147
Acquisition and other related costs (note 5)	84	3	—
Depreciation and amortization	1,061	905	824
	8,822	6,529	6,200
Operating income (loss)	1,470	1,511	1,394
Other income (expense):
Interest expense	(657)	(606)	(591)
Share of earnings (losses) of affiliates, net (note 7)	6	18	104
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(315)	40	(88)
Other, net	9	78	8
	(957)	(470)	(567)
Earnings (loss) before income taxes	513	1,041	827
Income tax (expense) benefit (note 11)	(166)	(176)	1,063
Net earnings (loss)	347	865	1,890
Less net earnings (loss) attributable to the noncontrolling interests	241	334	536
Net earnings (loss) attributable to Liberty stockholders	$106	531	1,354

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty SiriusXM common stock	$494	676	1,124
Liberty Braves common stock	(77)	5	(25)
Liberty Formula One common stock	(311)	(150)	255
	$106	531	1,354

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	1.55	2.04	3.35
Series A, B and C Liberty Braves common stock	(1.51)	0.10	(0.51)
Series A, B and C Liberty Formula One common stock	(1.35)	(0.65)	1.23
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	1.53	2.01	3.31
Series A, B and C Liberty Braves common stock	(1.51)	0.10	(0.51)
Series A, B and C Liberty Formula One common stock	(1.35)	(0.65)	1.21

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions
Net earnings (loss)	$347	865	1,890
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	20	(34)	24
Unrealized holding gains (losses) arising during the period	3	(3)	(3)
Credit risk on fair value debt instruments gains (losses)	(13)	32	—
Share of other comprehensive earnings (loss) of equity affiliates	1	(10)	14
Other comprehensive earnings (loss)	11	(15)	35
Comprehensive earnings (loss)	358	850	1,925
Less comprehensive earnings (loss) attributable to the noncontrolling interests	247	324	544
Comprehensive earnings (loss) attributable to Liberty stockholders	$111	526	1,381
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$512	663	1,142
Liberty Braves common stock	(74)	2	(28)
Liberty Formula One common stock	(327)	(139)	267
	$111	526	1,381

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$347	865	1,890
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,061	905	824
Stock-based compensation	312	192	230
Share of (earnings) loss of affiliates, net	(6)	(18)	(104)
Realized and unrealized (gains) losses on financial instruments, net	315	(40)	88
Noncash interest expense	9	(1)	16
Losses (gains) on dilution of investment in affiliate	(7)	1	(3)
Loss on early extinguishment of debt	57	1	48
Deferred income tax expense (benefit)	120	167	(1,064)
Other charges (credits), net	8	(17)	4
Changes in operating assets and liabilities
Current and other assets	(3)	(31)	50
Payables and other liabilities	100	132	(247)
Net cash provided (used) by operating activities	2,313	2,156	1,732
Cash flows from investing activities:
Cash proceeds from dispositions of investments	442	399	21
Cash (paid) received for acquisitions, net of cash acquired	313	(2)	(1,754)
Investments in equity method affiliates and debt and equity securities	(29)	(414)	(862)
Repayment of loans and other cash receipts from equity method affiliates and debt and equity securities	11	14	—
Capital expended for property and equipment, including internal-use software and website development	(510)	(403)	(517)
Sales of short term investments and other marketable securities	73	—	—
Other investing activities, net	14	36	(25)
Net cash provided (used) by investing activities	314	(370)	(3,137)
Cash flows from financing activities:
Borrowings of debt	6,020	3,617	6,697
Repayments of debt	(4,871)	(4,057)	(5,107)
Proceeds from issuance of Series C Liberty Formula One common stock	—	—	1,938
Series C Liberty SiriusXM common stock repurchases	(443)	(466)	—
Subsidiary shares repurchased by subsidiary	(2,159)	(1,314)	(1,409)
Cash dividends paid by subsidiary	(68)	(59)	(60)
Taxes paid in lieu of shares issued for stock-based compensation	(211)	(130)	(135)
Other financing activities, net	(41)	29	(48)
Net cash provided (used) by financing activities	(1,773)	(2,380)	1,876
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(1)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	854	(595)	475
Cash, cash equivalents and restricted cash at beginning of period	452	1,047	572
Cash, cash equivalents and restricted cash at end of period	$1,306	452	1,047

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2019, 2018 and 2017

	Stockholders' equity
															Accumulated		Noncontrolling
		Common Stock												Additional	other		interest in
	Preferred	Liberty Media Corporation			Liberty Sirius XM			Liberty Braves			Liberty Formula One			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	$—	$—	$—	$1	$—	$2	$—	$—	$—	$—	$—	$1	$87	$(62)	$11,727	$5,960	$17,716
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,354	536	1,890
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	27	—	8	35
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	129	—	—	35	164
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	—	—	—	(135)
Shares issued in private placement transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	1,938	—	—	—	1,938
Shares issued as consideration in acquisition of Formula 1	—	—	—	—	—	—	—	—	—	—	—	—	1	1,616	—	—	—	1,617
Initial recognition of conversion option on Delta Topco Exchangeable Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	173	—	—	—	173
Shares issued in exchange for Delta Topco Exchangeable Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	352	—	—	—	352
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(369)	—	—	(1,034)	(1,403)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	186	179
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	108	—	—	(60)	48
Balance at December 31, 2017	—	—	—	—	1	—	2	—	—	—	—	—	2	3,892	(35)	13,081	5,631	22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	531	334	865
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(10)	(15)
Cumulative adjustment for change in accounting principle (note 3)	—	—	—	—	—	—	—	—	—	—	—	—	—	22	2	36	12	72
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	153	—	—	39	192
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(130)	—	—	—	(130)
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(466)	—	—	—	(466)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(416)	—	—	(881)	(1,297)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(65)	—	—	65	—
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(4)	(87)	(97)
Balance at December 31, 2018	—	—	—	—	1	—	2	—	—	—	—	—	2	2,984	(38)	13,644	5,103	21,698
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	106	241	347
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	6	11
Cumulative adjustment for change in accounting principle (note 10)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	246	—	—	79	325
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(211)	—	—	—	(211)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	10	—	—	—	10
Series C Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(443)	—	—	—	(443)
Subsidiary shares issued as consideration in subsidiary acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	657	—	—	1,698	2,355
Equity component of convertible note	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62	62
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(562)	—	—	(1,597)	(2,159)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)	—	—	100	8
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(68)	(68)
Noncontrolling interest activity of equity affiliates	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	—	—	(6)
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(8)	—	—	6	(2)
Balance at December 31, 2019	$—	$—	$—	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$2,575	$(33)	$13,748	$5,630	$21,925

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom. Our significant subsidiaries include Sirius XM Holdings Inc. (“Sirius XM Holdings”), Formula 1 and Braves Holdings, LLC (“Braves Holdings”). Our significant investment accounted for under the equity method of accounting is Live Nation Entertainment, Inc. (“Live Nation”). As discussed in notes 2 and 7, Liberty obtained a nearly 20% interest in Delta Topco Limited (“Delta Topco”), the parent company of Formula 1, a global motorsports business, during 2016 and acquired the remaining interests, other than a nominal number of shares held by certain Formula 1 teams, during January 2017.

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

Also in January 2013, Liberty obtained a controlling interest and began consolidating Sirius XM Holdings. Sirius XM Holdings, since the date of our investment, has repurchased approximately 3.0 billion Sirius XM Holdings shares for approximately $12.8 billion. On February 1, 2019, Sirius XM Holdings issued shares in conjunction with its acquisition of Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). See note 5 for more information regarding the acquisition of Pandora. Liberty continues to maintain a controlling interest in Sirius XM Holdings following the share repurchases and issuances. As of December 31, 2019, we owned approximately 72% of the outstanding equity interest in Sirius XM Holdings.

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

During August 2014, Liberty Interactive Corporation (“Liberty Interactive”) completed the distribution of Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”) (the “TripAdvisor Spin-Off”). During July 2016, Liberty Interactive completed the spin-off of CommerceHub, Inc. (“CommerceHub”) (the “CommerceHub Spin-Off”). During November

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

2016, Liberty Interactive completed the split-off of Liberty Expedia Holdings, Inc. (“Expedia Holdings”) (the “Expedia Holdings Split-Off”). During March 2018, Liberty Interactive completed the split-off of GCI Liberty, Inc. (“GCI Liberty”) (the “GCI Liberty Split-Off”) and Liberty Interactive was subsequently renamed Qurate Retail, Inc. (“Qurate Retail”). Following these transactions, each of these companies operates (or in the case of Starz, CommerceHub and Expedia Holdings, prior to their respective acquisitions, operated) as separate publicly traded companies, none of which has (or, in the case of Starz, CommerceHub and Expedia Holdings, had) any stock ownership, beneficial or otherwise, in the other (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). In connection with the Split-Off, Starz Spin-Off, TripAdvisor Spin-Off, Broadband Spin-Off, CommerceHub Spin-Off, Expedia Holdings Split-Off and GCI Liberty Split-Off, Liberty entered into certain agreements with Qurate Retail, Starz, Liberty TripAdvisor, Liberty Broadband, CommerceHub,  Expedia Holdings and GCI Liberty, respectively, in order to govern ongoing relationships between the companies and to provide for an orderly transition. As a result, these entities are considered related parties of the Company for accounting purposes through the dates of the respective transactions. These agreements include Reorganization Agreements (in the case of Qurate Retail, Starz and Liberty Broadband only), Services Agreements (which, in Starz’s case terminated in April 2017, in CommerceHub’s case, terminated in August 2018 and in Expedia Holdings case, terminated in July 2019), Facilities Sharing Agreements (excluding Starz and CommerceHub), a Lease Agreement (in the case of the Starz Spin-Off only) and with respect to Starz and Liberty Broadband, Tax Sharing Agreements. The Reorganization, Services and Facilities Sharing Agreements entered into with Liberty Interactive were assigned from Starz to Liberty in connection with the Starz Spin-Off.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Starz and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings (prior to termination) and GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings (prior to termination) and GCI Liberty reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of Qurate Retail, Qurate Retail’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband, CommerceHub (prior to termination), Expedia Holdings (prior to termination) and GCI Liberty reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, Expedia Holdings (prior to termination) and GCI Liberty at Liberty’s corporate headquarters. Under these various agreements, approximately $46 million, $30 million and $24 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2019, 2018 and 2017, respectively. Under the Lease Agreement, Starz leases its corporate headquarters from Liberty. The Lease Agreement with Starz for their corporate headquarters requires a payment of approximately $4 million annually, subject to certain increases based on the Consumer Price Index. The Lease Agreement expires on December 31, 2023 and contains an extension option.

In December 2019, Liberty entered into amendments to the Services Agreements with each of Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, its President and Chief Executive Officer. Under the amended Services Agreements, components of his compensation will either be paid directly to him by each of Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended Services Agreements.

The Tax Sharing Agreements provide for the allocation and indemnification of tax liabilities and benefits between Liberty and each of Starz and Liberty Broadband as well as other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreements, Liberty has generally agreed to indemnify Starz and Liberty Broadband for taxes and losses resulting from the failure of the Starz Spin-Off and the Broadband Spin-Off, respectively, to qualify for tax-free treatment. However, Starz will be responsible for any such taxes and losses related to the Starz Spin-Off which result

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

primarily from the breach of certain restrictive covenants made by Starz and Liberty Broadband will be responsible for any such taxes and losses related to the Broadband Spin-Off which result primarily from the breach of certain restrictive covenants made by Liberty Broadband. In February 2014, the IRS and Starz entered into a closing agreement which provided that the Starz Spin-Off qualified for tax-free treatment to Starz and Liberty. In September 2015, Liberty entered into a closing agreement with the IRS which provided that the Broadband Spin-Off qualified for tax-free treatment.

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

December 31, 2019, 2018 and 2017

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group: its subsidiary Sirius XM Holdings, corporate

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. The Formula One Group holds an intergroup interest in the Liberty SiriusXM Group. As of December 31, 2019, the Liberty SiriusXM Group has cash and cash equivalents of approximately $493 million, which includes $106 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group: its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. The Formula One Group holds an intergroup interest in the Braves Group. As of December 31, 2019, the Braves Group has cash and cash equivalents of approximately $142 million, which includes $59 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, cash, intergroup interests in the Liberty SiriusXM Group and the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As of December 31, 2019, the Formula One Group has cash and cash equivalents of approximately $587 million, which includes $402 million of subsidiary cash.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of the rights offering, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2019. In addition, during the fourth quarter of 2019, the Formula One Group began purchasing shares of Liberty SiriusXM common stock. As of December 31, 2019, the number of notional shares representing the intergroup interest held by the Formula One Group was 493,278, representing a 0.2% intergroup interest in the Liberty SiriusXM Group. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group has attributed interests in the Braves Group and the Liberty SiriusXM Group which are generally stated in terms of a number of shares of Liberty Braves common stock and Liberty Sirius XM common stock, respectively, issuable to the Formula One Group with respect to its interests in the Braves Group and Liberty SiriusXM Group, respectively. The intergroup interests may be settled, at the discretion of the Company’s board of directors, through the transfer of newly issued shares of Liberty Braves common stock and Liberty SiriusXM common stock, respectively, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interests attributable to the Formula One Group are presented as assets and the intergroup interests attributable to the Braves Group and Liberty SiriusXM Group are presented as liabilities in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the cancellation of the outstanding interests, at the discretion of the Company’s board of directors, through transfer of securities, cash and/or other assets from the Braves Group or Liberty SiriusXM Group, respectively, to the Formula One Group.

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty’s tracking stock groups.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(3)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $18 million and $20 million at December 31, 2019 and 2018, respectively. Activity in the year ended December 31, 2019 included an increase of $56 million of bad debt charged to expense and $59 million of write-offs. Activity in the year ended December 31, 2018 included an increase of $68 million of bad debt charged to expense and $60 million of write-offs. Activity in the year ended December 31, 2017 included an increase of $57 million of bad debt charged to expense and $55 million of write-offs.

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. The total value of marketable debt and equity securities aggregated $353 million and $1,195 million as of December 31, 2019 and 2018, respectively.

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

December 31, 2019, 2018 and 2017

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2019	December 31, 2018
		amounts in millions
Land	NA	$138	183
Buildings and improvements	10 - 40 years	783	905
Support equipment	3 - 20 years	630	553
Satellite system	15 years	1,694	1,679
Construction in progress	NA	535	445
Total property and equipment		$3,780	3,765

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $271 million, $251 million and $230 million, respectively.

A portion of the interest on funds borrowed to finance the construction of the Braves ballpark and mixed-use development as well as the launch of Sirius XM Holdings’ satellites and launch vehicles is capitalized. Capitalized interest

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2019 and 2018 was approximately $17 million and $12 million, respectively, which related to the construction of Sirius XM Holdings’ satellites.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives (collectively, “indefinite lived intangible assets”) are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year, or more frequently if events and circumstances indicate impairment may have occurred.

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

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty’s valuation analysis are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

December 31, 2019, 2018 and 2017

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), under the modified retrospective transition method. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606 replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”). Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

In accordance with ASC 606, the following table illustrates the impact on our reported results in the consolidated statements of operations assuming we did not adopt ASC 606 on January 1, 2018.

	Year ended December 31, 2018
			Balances without
		Impact of	adoption of
	As reported	ASC 606	ASC 606
	in millions
Revenue:
Sirius XM Holdings revenue	$5,771	95	5,866
Other revenue	$442	(2)	440

Costs of subscriber services:
Revenue share and royalties	$1,394	88	1,482
Subscriber acquisition costs	$470	4	474
Selling, general and administrative	$1,182	(1)	1,181
Income tax (expense) benefit	$(176)	(1)	(177)

Net earnings (loss)	$865	1	866

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the year ended December 31, 2019 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings was approximately $154 million and $184 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

As the majority of Sirius XM Holdings contracts are one year or less, Sirius XM Holdings utilized the optional exemption under ASC 606 and has not disclosed information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2019, less than ten percent of the Sirius XM Holdings total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as Sirius XM Holdings’ services are provided.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,047 million in 2020, $1,727 million in 2021, $4,236 million in 2022 through 2027, and $275 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Below is a summary of the impacts of ASC 606 on Sirius XM Holdings, Formula 1 and Braves Holdings.

Sirius XM Holdings

The following table disaggregates Sirius XM Holdings’ revenue by source:

	Years ended December 31,
	2019	2018
	in millions
Subscriber	$6,120	5,264
Advertising	1,336	188
Equipment	173	155
Other	165	164
Total Sirius XM Holdings revenue	$7,794	5,771

ASC 606 primarily impacts how Sirius XM Holdings accounts for revenue share payments as well as other immaterial impacts.

Sirius XM Holdings previously recorded revenue share related to paid-trials as Revenue share and royalties expense. Under the ASC 606, SIRUS XM Holdings has recorded these revenue share payments as a reduction to revenue as the payments do not transfer a distinct good or service to Sirius XM Holdings.

Activation fees were previously recognized over the expected subscriber life using the straight-line method. Under ASC 606, activation fees have been recognized over a one month period from activation as the activation fees are non-refundable and they do not convey a material right. Loyalty payments to major automakers (“OEMs”) were previously expensed when incurred as subscriber acquisition costs. Under ASC 606, these costs have been capitalized in other current assets as costs to obtain a contract and these costs will be amortized to subscriber acquisition costs over an average self-pay subscriber life of that OEM. These changes do not have a material impact to the consolidated financial statements.

The following is a description of the principal activities from which Sirius XM Holdings generates its revenue - including from self-pay and paid promotional subscribers, advertising, and sales of equipment.

Subscriber revenue. Subscriber revenue consists primarily of subscription fees and other ancillary subscription based revenue. Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as Sirius XM Holdings’ subscription services are continuously transmitted and can be consumed by customers at any time. Consumers purchasing or leasing a vehicle with a factory-installed satellite radio may receive between a three and twelve month subscription to Sirius XM Holdings’ service. In certain cases, the subscription fees for these consumers are prepaid by the applicable automaker. Prepaid subscription fees received from automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale. Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer. There is no revenue recognized for unpaid trial subscriptions. In some cases, Sirius XM Holdings pays a loyalty fee to the automakers when it receives a certain amount of payments from self-pay customers acquired from that automaker. These fees are considered incremental costs to obtain a contract and are therefore recognized as an asset and amortized to Subscriber acquisition costs over an average subscriber

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

life. Revenue share and loyalty fees paid to an automaker offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.

Music royalty fee primarily consists of U.S. music royalty fees (“MRF”) collected from subscribers.  The related costs Sirius XM Holdings incurs for the right to broadcast music and other programming are recorded as revenue share and royalties expense in the consolidated statements of operations.  Fees received from subscribers for the MRF are recorded as deferred revenue and amortized to revenue ratably over the service period as the royalties relate to the subscription services which are continuously delivered to Sirius XM Holdings’ customers.

Advertising revenue. Sirius XM Holdings recognizes revenue from the sale of advertising as performance obligations are satisfied upon delivery of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for Sirius XM Holdings’ advertising inventory and are reported as a reduction of advertising revenue. Additionally, Sirius XM Holdings pays certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments as Sirius XM Holdings controls the advertising service including the ability to establish pricing and Sirius XM Holdings is primarily responsible for providing the service. Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is transmitted.

Equipment revenue. Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of services.

Other revenue. Other revenue primarily includes revenue recognized from royalties received from Sirius XM Canada.

Sirius XM Holdings revenue is reported net of any taxes assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in the consolidated statements of operations.

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Years ended December 31,
	2019	2018
	in millions
Primary	$1,664	1,487
Other	358	340
Total Formula 1 revenue	$2,022	1,827

Upon entering into a new arrangement, Formula 1 occasionally incurs certain incremental costs of obtaining a contract. These incremental costs relate to commission amounts that will be paid over the life of the contract for which the recipient does not have any substantive future performance requirement to earn such commission. Accordingly, the commission costs will be capitalized and amortized over the life of the contract. Upon adoption of ASC 606, Formula 1 recorded a contract cost asset and a corresponding commission payable.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2019	2018
	in millions
Baseball	$438	404
Development	38	38
Total Braves Holdings revenue	$476	442

ASC 606 standard primarily impacted Braves Holdings revenue recognition related to broadcast rights revenue. Under the old revenue standard, Braves Holdings recognized revenue from its broadcast rights arrangements limited to the amounts that were not contingent on the provision of future goods or services, which resulted in revenue recognition approximating the cash received. Upon adoption of ASC 606, Braves Holdings is required to estimate the entire transaction price of the contractual arrangements and recognize revenue allocated to each of the performance obligations within the contractual arrangements as those performance obligations are satisfied. Such performance obligations are typically satisfied over time and result in differences between revenue recognized and cash received, dependent on how far into a contractual arrangement Braves Holdings is at any given reporting period. ASC 606 resulted in an immaterial change in revenue recognized during the years ended December 31, 2019 and 2018 and an immaterial effect to the consolidated balance sheet as compared to the old revenue standard.

The following is a description of principal activities from which Braves Holdings generates its revenue.

Baseball revenue. Revenue for Braves Holdings ticket sales, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Broadcasting rights are recognized on a per game basis during the baseball season based on the pro rata number of games played to date to the total number of games during the season. Concession and parking revenue are recognized on a per game basis during the baseball season. Major League Baseball (“MLB”)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB clubs. Sources of MLB revenue include distributions from the Major League Central Fund, distributions from MLB Properties and revenue sharing income, if applicable.

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

Cost of Services

Revenue Share

Sirius XM Holdings shares a portion of its subscription revenue earned from self-pay subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue.

Royalties

For Sirius XM Holdings’ satellite radio business, it pays royalties to the holders of content licenses based on a percentage of its subscription revenue (subject to certain exclusions) through SoundExchange. Sirius XM Holdings pays a statutory rate established by the Copyright Royalty Board (“CRB”).

For streaming music and other content, Sirius XM and Pandora pay royalties based on either a per-performance fee based on the number of sound recordings transmitted, a percentage of revenue associated with a service, or a per-subscriber minimum amount. Rates paid by Pandora are primarily stipulated in direct license agreements with major and independent record labels, music publishers and performing rights organizations. Rates paid by Sirius XM are primarily set by the CRB.

Programming Costs

Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or include programming through a dedicated channel are amortized over the season or period on a straight-line basis. Sirius XM Holdings allocates a portion of certain programming costs which are related to sponsorship and marketing activities to selling, general and administrative expense on a straight-line basis over the term of the agreement.

Cost of Formula 1 Revenue

Cost of Formula 1 revenue consists of team payments and hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, F2 and F3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities.

Subscriber Acquisition Costs

Subscriber acquisition costs consist of costs incurred to acquire new subscribers and include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to Sirius XM service in the sale or lease price of a new vehicle; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; freight; and provisions for inventory allowance attributable to inventory consumed in Sirius XM Holdings’ OEM and retail distribution channels. Subscriber acquisition costs do not include advertising costs, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in subscriber acquisition costs because Sirius XM Holdings is responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chipsets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chipsets not held on consignment are expensed as subscriber acquisition costs when the automaker confirms receipt.

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Cost of services:
Programming and content	$30	28	27
Customer service and billing	4	4	4
Other	9	5	5
Other operating expense	49	17	16
Selling, general and administrative	199	138	178
	$291	192	230

In June 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands the scope of existing accounting guidance for stock-based compensation to include share-based payments made to nonemployees. The new guidance substantially aligns the accounting for payments made to nonemployees and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

employees. Upon adoption, equity classified share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present and awards will continue to be classified according to existing accounting guidance upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Sirius XM Holdings, the Company’s only subsidiary with nonemployee share-based payment arrangements, elected to early adopt this guidance effective July 1, 2018. Upon adoption, the previously liability-classified awards were reclassified to equity. The impact of the adoption of this guidance was a $22 million increase to additional paid-in capital, $3 million decrease in opening retained earnings, $7 million increase in noncontrolling interest in equity of subsidiaries and a decrease of $26 million in accounts payable and accrued liabilities.

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

December 31, 2019, 2018 and 2017

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding (“WASO”) shares of common stock. Excluded from diluted EPS for each of the years ended December 31, 2019, 2018 and 2017 are 22 million potentially dilutive shares of Liberty SiriusXM common stock because their inclusion would be antidilutive.

	Years ended December 31,
	2019	2018	2017
	number of shares in millions
Basic WASO	319	332	336
Potentially dilutive shares	4	4	4
Diluted WASO (a)	323	336	340
(a)	As discussed in note 2, the Formula One Group has an intergroup interest in the Liberty SiriusXM Group. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Liberty SiriusXM Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Liberty SiriusXM Group has net earnings, the notional shares representing the intergroup interest are included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. In periods where the Liberty SiriusXM Group has net earnings, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM shareholders	$494	676	1,124
Unrealized (gain) loss on the intergroup interest	—	NA	NA
Diluted earnings (loss) attributable to Liberty SiriusXM shareholders	$494	676	1,124

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the years ended December 31, 2019, 2018 and 2017 are 3 million, 2 million and 2 million potentially dilutive shares of Liberty Braves common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2019 (a)	2018	2017 (a)
	number of shares in millions
Basic WASO	51	51	49
Potentially dilutive shares	10	10	10
Diluted WASO (b)	61	61	59
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, following the Recapitalization and Series C Liberty Braves common stock rights offering, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group was adjusted to 9,084,940 shares. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Braves Group has net earnings, the notional shares representing the intergroup interest are included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. In periods where the Braves Group has net earnings, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Years ended December 31,
	2019 (a)	2018	2017 (a)
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(77)	5	(25)
Unrealized (gain) loss on the intergroup interest	42	24	15
Diluted earnings (loss) attributable to Liberty Braves shareholders	$(35)	29	(10)
(a)	Unrealized gains on the intergroup interest are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the gain would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the years ended December 31, 2019, 2018 and 2017 are 6 million, 8 million and 5 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2019 (a)	2018 (a)	2017
	number of shares in millions
Basic WASO	231	231	207
Potentially dilutive shares	2	1	4
Diluted WASO	233	232	211
(a)	Unrealized gains on the intergroup interest are excluded from the computation of diluted EPS during periods in which net losses attributable to the Formula One Group are reported since the gain would be antidilutive.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$90	—	(484)
Intangibles not subject to amortization	1,884	3	4,039
Intangibles subject to amortization	800	2	5,499
Net liabilities assumed	(772)	(3)	(5,035)
Deferred tax liabilities	102	—	(475)
Fair value of equity consideration	(2,417)	—	(1,790)
Cash paid (received) for acquisitions, net of cash acquired	$(313)	2	1,754

Stock repurchased by subsidiary not yet settled	$—	—	17

Cash paid for interest, net of amounts capitalized	$585	586	561

Cash paid (received) for income taxes	$40	(26)	56

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Cash and cash equivalents	$1,222	358	1029
Restricted cash included in other current assets	57	70	8
Restricted cash included in other assets	27	24	10
Total cash, cash equivalents and restricted cash at end of period	$1,306	452	1,047

(5)  Acquisitions

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

December 31, 2019, 2018 and 2017

The table below shows the value of the consideration paid in connection with the acquisition (in millions, except for exchange ratio and price per share of Sirius XM Holdings common stock):

Pandora common stock outstanding at January 31, 2019	272
Exchange ratio	1.44
Sirius XM Holdings common stock issued	392
Price per share of Sirius XM Holdings common stock as of January 31, 2019	$5.83
Value of Sirius XM Holdings common stock issued to Pandora stockholders pursuant to the transactions	2,285
Value of Sirius XM Holdings replacement equity awards attributable to pre-combination service	70
Sirius XM Holdings' Pandora preferred stock investment cancelled	524
Total consideration	$2,879

The final acquisition price allocation for Pandora is as follows (in millions):

Cash and cash equivalents	$313
Trade and other receivables, net	353
Other current assets	109
Property and equipment	41
Goodwill	1,553
Intangible assets not subject to amortization	331
Intangible assets subject to amortization, net	800
Other assets	213
Accounts payable and accrued liabilities	(324)
Current portion of debt	(151)
Deferred revenue	(37)
Other current liabilities	(28)
Long-term debt (a)	(218)
Other liabilities	(76)
$2,879

(a) In order to present the assets acquired and liabilities assumed, the conversion feature associated with Pandora’s convertible notes for $62 million has been included within long-term debt in the table above and included within noncontrolling interest in equity of subsidiaries within the consolidated statement of equity. See note 9 for details regarding Pandora’s convertible notes.

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents synergies and economies of scale expected from the combination of services. None of the acquired goodwill is expected to be deductible for tax purposes. Pandora’s amortizable intangible assets are comprised of customer relationships and software and technology, with estimated weighted average useful lives of 8 years and 5 years, respectively. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Additionally, in connection with the acquisition, Sirius XM Holdings acquired gross net operating loss carryforwards of approximately $1,287 million for federal income tax purposes available to offset future taxable income. The acquired net operating losses are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those net operating losses within the carryforward period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Sirius XM Holdings recognized $84 million of costs related to the acquisition of Pandora during the year ended December 31, 2019.

The amounts of revenue and net loss of Pandora included in Liberty’s consolidated statement of operations since the date of acquisition were $1,607 million and $303 million, respectively, for the year ended December 31, 2019.

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2018, are as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Revenue	$10,419	9,617	8,987
Net earnings (loss)	$371	533	1,577
Net earnings (loss) attributable to Liberty stockholders	$123	294	1,130

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

December 31, 2019, 2018 and 2017

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

Year ended
December 31,
2017
amounts in millions
Revenue	$7,595
Net earnings (loss)	$1,874
Net earnings (loss) attributable to Liberty stockholders	$1,338

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

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2019			December 31, 2018
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$992	992	—	231	231	—
Debt and equity securities	$353	242	111	1,195	228	967
Financial instrument assets	$498	29	469	280	21	259
Debt	$3,678	—	3,678	2,487	—	2,487

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments. The Company notes that these assets are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. The fair value of debt related instruments are based on quoted market prices but not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and equity securities, financial instruments and debt or debt related instruments are reported in the foregoing

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

table as Level 2 fair value. Debt and equity securities and financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2019	2018	2017

Debt and equity securities	$110	2	(36)
Debt measured at fair value (a)	(584)	130	(126)
Change in fair value of bond hedges (b)	215	(94)	72
Other derivatives	(56)	2	2
	$(315)	40	(88)
(a)	Changes in unrealized gains (losses) on debt measured at fair value, exclusive of changes related to instrument specific credit risk which is presented in other comprehensive income, are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.
(b)	Contemporaneously with the issuance of the 1.375% Cash Convertible Notes due 2023, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the convertible notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the convertible notes and the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(7)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2019, and the carrying amount at December 31, 2018:

	December 31, 2019			December 31, 2018
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	70%	$ NA	$636	613
Other			8	16
Total Liberty SiriusXM Group			644	629

Braves Group
Other	NA	NA	99	92
Total Braves Group			99	92

Formula One Group
Live Nation (a)	33%	$4,978	746	743
Other	various	NA	136	177
Total Formula One Group			882	920
Consolidated Liberty			$1,625	1,641
(a)	See note 9 for details regarding the number and value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of December 31, 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$(3)	(1)	29
Other	(21)	(10)	—
Total Liberty SiriusXM Group	(24)	(11)	29

Braves Group
Other (a)	18	12	78
Total Braves Group	18	12	78

Formula One Group
Live Nation	4	3	(18)
Other	8	14	15
Total Formula One Group	12	17	(3)
Consolidated Liberty	$6	18	104
(a)	During the year ended December 31, 2017, an equity method affiliate of Braves Holdings sold a controlling interest in a subsidiary, resulting in Braves Holdings recording its portion of the gain of $69 million.

Sirius XM Canada

On May 25, 2017, Sirius XM Holdings completed a recapitalization of Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”), which is now a privately held corporation. As of December 31, 2019, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of Sirius XM Canada’s voting and equity interests held by two shareholders. Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada’s economic performance. The total consideration from Sirius XM Holdings to Sirius XM Canada, excluding transaction costs, during the year ended December 31, 2017 was $309 million, which included $130 million in cash and Sirius XM Holdings issued 35 million shares of its common stock with an aggregate value of $179 million to the holders of the shares of Sirius XM Canada acquired in the transaction.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $131 million as of December 31, 2019. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios.

Sirius XM Holdings also entered into a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, Sirius XM Canada currently pays Sirius XM Holdings 25% of its gross revenue on a monthly basis and pursuant to the Advisory Services Agreement, Sirius XM Canada pays Sirius XM Holdings 5% of its gross revenue on a monthly basis.

Sirius XM Holdings had approximately $22 million and $11 million in related party current assets as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, Sirius XM Holdings had approximately

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

$4 million and $9 million in related party liabilities, respectively, which are recorded in current and noncurrent other liabilities in the Company’s consolidated balance sheets. Sirius XM Holdings recorded approximately $98 million, $97 million and $87 million in revenue for the years ended December 31, 2019, 2018 and 2017, respectively, associated with these various agreements. Sirius XM Canada paid dividends to Sirius XM Holdings of $2 million, $2 million and $4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

(8)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total
	amounts in millions
Balance at January 1, 2018	$14,247	3,956	180	18,383
Acquisitions	3	—	—	3
Balance at December 31, 2018	14,250	3,956	180	18,386
Acquisitions (a)	1,553	—	—	1,553
Balance at December 31, 2019	$15,803	3,956	180	19,939

(a) See note 5 for details regarding Sirius XM Holdings’ acquisition of Pandora.

Other Intangible Assets Not Subject to Amortization

Other intangible assets not subject to amortization, not separately disclosed, are trademarks ($1,262 million and $931 million) at December 31, 2019 and 2018 and franchise rights owned by Braves Holdings ($143 million) as of December 31, 2019 and 2018. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. Sirius XM Holdings’ Federal Communications Commission (“FCC”) licenses for its Sirius satellites expire in 2022 and 2025 and the FCC licenses for its XM satellites expire in 2021, 2022 and 2028. Prior to expiration, Sirius XM Holdings is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes Sirius XM Holdings to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(543)	3,087	3,630	(346)	3,284
Customer relationships	3,086	(1,123)	1,963	2,684	(795)	1,889
Licensing agreements	316	(185)	131	316	(162)	154
Other	1,636	(877)	759	1,047	(659)	388
Total	$8,668	(2,728)	5,940	7,677	(1,962)	5,715

The FIA Agreement is amortized over 35 years, customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $790 million, $654 million and $594 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based on its amortizable intangible assets as of December 31, 2019, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2020	$790
2021	$738
2022	$584
2023	$523
2024	$405

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(9)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2019	2019	2018
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	423	372
2.75% Exchangeable Senior Debentures due 2049 (1)	604	632	—
Sirius XM Holdings Margin Loan	350	350	600
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	1,000	995	994
Sirius XM 4.625% Senior Notes due 2023	500	498	497
Sirius XM 6% Senior Notes due 2024	—	—	1,490
Sirius XM 4.625% Senior Notes due 2024	1,500	1,485	—
Sirius XM 5.375% Senior Notes due 2025	1,000	993	992
Sirius XM 5.375% Senior Notes due 2026	1,000	992	991
Sirius XM 5.0% Senior Notes due 2027	1,500	1,488	1,487
Sirius XM 5.50% Senior Notes due 2029	1,250	1,236	—
Pandora 1.75% Convertible Senior Notes due 2020	1	1	—
Pandora 1.75% Convertible Senior Notes due 2023	193	163	—
Sirius XM Senior Secured Revolving Credit Facility	—	—	439
Sirius XM Holdings leases	—	—	5
Deferred financing costs		(11)	(9)
Total Liberty SiriusXM Group	9,298	9,245	7,858
Braves Group
Subsidiary notes and loans:
Notes and loans	559	559	494
Deferred financing costs		(5)	(3)
Total Braves Group	559	554	491
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	1,322	1,062
1% Cash Convertible Notes due 2023 (1)	450	585	463
2.25% Exchangeable Senior Debentures due 2046 (1)	208	257	209
2.25% Exchangeable Senior Debentures due 2048 (1)	385	459	381
Live Nation Margin Loan	130	130	—
Other	32	32	33
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,907	2,910
Deferred financing costs		(15)	(19)
Total Formula One Group	5,107	5,677	5,039
Total debt	$14,964	15,476	13,388
Less debt classified as current		(60)	(17)
Total long-term debt		$15,416	13,371

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. Accordingly, changes in the fair value of this instrument are recognized as unrealized gains (losses) in the statements of operations. As of December 31, 2019, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into the Bond Hedge Transaction. The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. In connection with the Recapitalization and the entry into the supplemental indenture on April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction with each of the counterparties to reflect the adjustments resulting from the Recapitalization. As of the effective date of the Recapitalization, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037, pursuant to anti-dilution adjustments arising out of the rights distribution (note 2). As of December 31, 2019, the basket price of the securities underlying the Bond Hedge Transaction was $62.51 per share. The bond hedge expires on October 15, 2023 and is included in other assets as of December 31, 2019 and 2018 in the accompanying consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments, in the accompanying consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. In connection with the Recapitalization, Liberty entered into amendments to the Warrant Transactions with each of the option counterparties to reflect the adjustments to the Warrant Transactions resulting from the Recapitalization (“Amended Warrant Transactions”). As of the effective date of the Recapitalization, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted, as a result of the Recapitalization and the rights offering, to $61.16 per share. As of December 31, 2019, the basket price of the securities underlying the Amended Warrant Transactions was $62.51 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

1% Cash Convertible Notes due 2023

In connection with the Second Closing on January 23, 2017, Liberty issued $450 million convertible cash notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the “1% Convertible Notes’’). The initial conversion rate for the notes will be 27.1091 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities.

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

December 31, 2019, 2018 and 2017

debentures on October 5, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest.

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty used the net proceeds of the offering for the acquisition of an investment in Formula 1 during September 2016. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying consolidated statements of operations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

2.75% Exchangeable Senior Debentures due 2049

On November 26, 2019, Liberty closed a private offering of approximately $604 million aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “2.75% Exchangeable Senior Debentures due 2049”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.62 per share. A total of approximately 70 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2020. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures, as well as the associated cash proceeds, were attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying consolidated statements of operations.

Margin Loans

Sirius XM Holdings Margin Loan

On April 30, 2013, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, entered into a margin loan agreement. Shares of common stock of certain of the Company’s equity affiliates and investments in debt and equity securities were pledged as collateral pursuant to this agreement. During October 2014, Siri MarginCo refinanced this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $750 million undrawn line of credit. Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the amounts outstanding under the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan was a part.

During October 2015, Siri MarginCo amended this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $1 billion undrawn line of credit. As of December 31, 2015, shares of Sirius XM Holdings and Live Nation were pledged as collateral pursuant to this agreement. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus an applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement.

During October 2016, Siri MarginCo amended this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $500 million undrawn line of credit, which was scheduled to mature during October 2018. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 1.75% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement, except shares of Live Nation common stock were no longer pledged as collateral.

During March 2018, Siri MarginCo amended this margin loan agreement for a similar financial instrument with a $250 million term loan, $500 million revolving line of credit and a $600 million delayed draw term loan, which was scheduled to mature during March 2020. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowing outstanding under this margin loan bore interest at a rate of 4.83% per annum at December 31, 2018. As of December 31, 2018, availability under the margin loan was $750 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

During March 2019, Siri MarginCo amended this margin loan agreement, extending the maturity to March 2021. The $600 million delayed draw term loan remains available until March 2020. The term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 3.99% per annum at December 31, 2019. As of December 31, 2019, availability under the margin loan was $1,000 million. 1,000 million shares of Sirius XM Holdings common stock held by Liberty with a value of $7,150 million were pledged as collateral to the margin loan as of December 31, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an available borrowing capacity of $500 million with various financial institutions. This margin loan had a two year term, bore interest at a rate of LIBOR plus 2.25% and contained an undrawn commitment fee of 0.75% per annum. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan, and the proceeds were used for the Second Closing, as discussed in notes 2 and 5. On December 12, 2017, the margin loan agreement was amended, extending the maturity date to December 12, 2019, and decreasing the interest rate to LIBOR plus 1.90% and the undrawn commitment fee to 0.60% per annum. On December 10, 2018, the margin loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On December 10, 2019, the margin loan agreement was amended, extending the maturity date to December 10, 2021. Interest on the margin loan is payable on the last business day of each calendar quarter. Borrowings outstanding under this margin loan bore interest at a rate of 3.74% per annum at December 31, 2019. As of December 31, 2019, availability under the margin loan was $470 million. 53.7 million shares of the Company’s Live Nation common stock with a value of $3,841 million were pledged as collateral to the loan as of December 31, 2019. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Sirius XM Holdings Senior Notes and Senior Secured Revolving Credit Facility

Sirius XM 4.625% Senior Notes Due 2023

In May 2013, Sirius XM Holdings issued $500 million of Senior Notes due 2023 which bear interest at an annual rate of 4.625%. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

Sirius XM 3.875% Senior Notes Due 2022 and 5.00% Senior Notes Due 2027

In July 2017, Sirius XM Holdings issued $1.0 billion aggregate principal amount of 3.875% Senior Notes due 2022 (the “3.875% Notes”) and $1.5 billion aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). For both series of notes, interest is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 3.875% Notes will mature on August 1, 2022 and the 5.00% Notes will mature on August 1, 2027. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Sirius XM 6% Senior Notes due 2024

In May 2014, Sirius XM Holdings issued $1.5 billion aggregate principal amount of 6% Senior Notes due 2024 (the “6% Notes”). Interest was payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 6% per annum. In July 2019, Sirius XM redeemed the $1.5 billion aggregate principal amount of the 6% Notes.

Sirius XM 4.625% Senior Notes due 2024

In July 2019, Sirius XM Holdings issued $1.5 billion aggregate principal amount of 4.625% Senior Notes due 2024 (the “4.625% Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 4.625% per annum. The 4.625% Notes will mature on July 15, 2024. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes. Sirius XM Holdings used the net proceeds from the offering, together with cash on hand, to redeem all of the 6% Senior Notes.

Sirius XM 5.375% Senior Notes due 2025

In March 2015, Sirius XM Holdings issued $1.0 billion principal amount of new senior notes due 2025 which bear interest at an annual rate 5.375% (“Sirius XM 5.375% Senior Notes due 2025”). Interest is payable semi-annually in arrears on April 15 and October 15. The Sirius XM 5.375% Senior Notes due 2025 are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

Sirius XM 5.375% Senior Notes due 2026

In May 2016, Sirius XM Holdings issued $1.0 billion principal amount of new senior notes due July 2026 which bear interest at an annual rate 5.375% (“Sirius XM 5.375% Senior Notes due 2026”). Interest is payable semi-annually in arrears on January 15 and July 15. The Sirius XM 5.375% Senior Notes due 2026 are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

Sirius XM 5.50% Senior Notes due 2029

In June 2019, Sirius XM Holdings issued $1.25 billion aggregate principal amount of 5.50% Senior Notes due 2029 (the “5.50% Notes”). Interest is payable semi-annually in arrears on January 1 and July 1 of each year at a rate of 5.50% per annum. The 5.50% Notes will mature on July 1, 2029. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

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

December 31, 2019, 2018 and 2017

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

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings’ assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility as of December 31, 2019 bore interest at a rate of 3.89% per annum. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% as of December 31, 2019 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of December 31, 2019.

Braves Holdings Notes and Loans

Braves Holdings’ debt is summarized as follows:

	Carrying value		As of December 31, 2019
	December 31,	December 31,	Borrowing	Weighted avg	Maturity
	2019	2018	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$45	17	185	2.69%	various
Ballpark funding
Term loan	49	52	NA	3.07%	August 2021
Senior secured note	190	195	NA	3.77%	September 2041
Floating rate notes	65	70	NA	3.80%	September 2029
Mixed-use credit facilities and loans	180	160	307	4.12%	various
Spring training credit facility	30	—	39	2.82%	December 2022
Total Braves Holdings	$559	494

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, and in combination with leverage reduction, the applicable interest rate is LIBOR plus 2.0% per annum. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of December 31, 2019, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 4.30% as of December 31, 2019. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of December 31, 2019, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

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

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge ratio, debt yield ratio, capital expenditures and liquidity. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. As of December 31, 2019, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings were in compliance with all debt covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities is as follows (amounts in millions):

December 31,
2019
Sirius XM 3.875% Senior Notes due 2022	$1,021
Sirius XM 4.625% Senior Notes due 2023	$508
Sirius XM 4.625% Senior Notes due 2024	$1,569
Sirius XM 5.375% Senior Notes due 2025	$1,036
Sirius XM 5.375% Senior Notes due 2026	$1,063
Sirius XM 5.0% Senior Notes due 2027	$1,584
Sirius XM 5.50% Senior Notes due 2029	$1,355
Pandora 1.75% Senior Notes due 2020	$1
Pandora 1.75% Senior Notes due 2023	$239

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2019.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2020	$67
2021	$546
2022	$1,049
2023	$2,235
2024	$4,454

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

December 31, 2019, 2018 and 2017

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The components of lease expense during the year ended December 31, 2019 were as follows:

Year ended
December 31, 2019
in millions
Finance lease cost
Depreciation of leased assets	$37
Interest on lease liabilities	6
Total finance lease cost	43
Operating lease cost	89
Sublease income	(3)
Total lease cost	$129

Prior to the adoption of ASC 842, rental expense under lease agreements amounted to $64 million and $58 million for the years ended December 31, 2018 and 2017, respectively.

The remaining weighted-average lease term and the weighted average discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	29.7
Operating leases	9.2
Weighted-average discount rate:
Finance leases	4.6%
Operating leases	5.2%

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$510

Current operating lease liabilities (2)	$53
Operating lease liabilities (3)	495
Total operating lease liabilities	$548

Finance Leases:
Property and equipment, at cost	$473
Accumulated depreciation	(89)
Property and equipment, net	$384

Current finance lease liabilities (2)	$4
Finance lease liabilities (3)	119
Total finance lease liabilities	$123
(1)	Included in Other assets in the condensed consolidated balance sheet
(2)	Included in Other current liabilities in the condensed consolidated balance sheet
(3)	Included in Other liabilities in the condensed consolidated balance sheet

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Supplemental cash flow information related to leases was as follows:

Year ended
December 31, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79
Financing cash flows from finance leases	$8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$83

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2019 consisted of the following:

	Finance leases	Operating leases
	in millions
2020	$10	78
2021	10	81
2022	9	76
2023	9	72
2024	9	63
Thereafter	161	331
Total lease payments	208	701
Less: implied interest	85	153
Present value of lease liabilities	$123	548

(11)  Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, the most significant of which was a reduction to the U.S. federal corporate tax rate from 35 percent to 21 percent. The Company reflected the income tax effects of the Tax Act for which the accounting was known as of December 31, 2017, and made immaterial revisions to such amounts during the allowed one year measurement period. As of December 31, 2018, the Company had completed its analysis of the tax effects of the Tax Act.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Income tax benefit (expense) consists of:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Current:
Federal	$(1)	(14)	38
State and local	(24)	13	(30)
Foreign	(21)	(8)	(9)
	(46)	(9)	(1)
Deferred:
Federal	(139)	(228)	578
State and local	(20)	(2)	(21)
Foreign	39	63	507
	(120)	(167)	1,064
Income tax benefit (expense)	$(166)	(176)	1,063

The following table presents a summary of our domestic and foreign earnings (loss) before income taxes:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Domestic	$583	1,140	943
Foreign	(70)	(99)	(116)
Total	$513	1,041	827

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Expected income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for both of the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 as a result of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Computed expected tax benefit (expense)	$(108)	(219)	(289)
State and local income taxes, net of federal income taxes	(41)	18	(37)
Foreign income taxes, net of federal income taxes	26	22	88
Taxable dividends, net of dividends received deductions	(10)	(27)	(7)
Federal tax credits	26	30	22
Change in valuation allowance affecting tax expense	(40)	(62)	212
Change in tax rate due to Tax Act	—	(8)	929
Change in tax rate	(48)	1	(4)
Settlements with tax authorities	—	43	253
Deductible stock-based compensation	71	38	40
Non-deductible executive compensation	(22)	(7)	(4)
Income tax reserves	—	—	(22)
Non-deductible / Non-taxable interest	—	—	(60)
Write-off of tax attributes	—	—	(42)
Other, net	(20)	(5)	(16)
Income tax benefit (expense)	$(166)	(176)	1,063

For the year ended December 31, 2019, the significant reconciling items, as noted in the table above, are additional tax expense related to increases in the Company’s valuation allowance, changes in the Company’s effective state tax rate and the effect of state income taxes, partially offset by tax benefits related to deductible stock based compensation, earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate and federal income tax credits.

For the year ended December 31, 2018, the significant reconciling items, as noted in the table above, are deductible stock-based compensation, benefits related to federal tax credits and the resolution of historical matters with various tax authorities, partially offset by changes in the valuation allowance and taxable dividends not recognized for book purposes.

For the year ended December 31, 2017, the significant reconciling items, as noted in the table above, are a net tax benefit for the effect of the changes in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes, a net tax benefit for the resolution of historical matters with various tax authorities and a net tax benefit for the effects of a new U.K. tax law that changed the Company’s judgment with respect to the future realization of U.K. tax losses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2019	2018
	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$1,510	1,355
Accrued stock compensation	106	97
Other accrued liabilities	240	—
Deferred revenue	74	514
Discount on debt	45	—
Other future deductible amounts	31	22
Deferred tax assets	2,006	1,988
Valuation allowance	(216)	(174)
Net deferred tax assets	1,790	1,814
Deferred tax liabilities:
Investments	90	26
Fixed assets	458	359
Intangible assets	2,912	2,690
Discount on debt	—	76
Other future taxable amounts	—	314
Deferred tax liabilities	3,460	3,465
Net deferred tax liabilities	$1,670	1,651

Sirius XM Holdings’ deferred tax assets and liabilities are included in the amounts above although Sirius XM Holdings’ deferred tax assets and liabilities are not offset with Liberty’s deferred tax assets and liabilities as Sirius XM Holdings is not included in the consolidated group tax return of Liberty. Liberty’s acquisition of a controlling interest in Sirius XM Holdings’ outstanding common stock during January 2013 did not cause a change in control under Section 382 of the Code.

During the year ended December 31, 2019, there was a $40 million increase in the Company’s valuation allowance that affected tax expense and a $2 million increase that affected equity.

At December 31, 2019, the Company had a deferred tax asset of $1,510 million for federal, state and foreign net operating losses (“NOLs”), interest expense carryforwards and tax credit carryforwards. Of this amount, $1,010 million is recorded at the Sirius XM Holdings level. If not utilized to reduce income tax liabilities at Sirius XM Holdings in future periods, these loss carryforwards and tax credits will expire on various dates through 2038. The Company has $44 million of federal NOLs, $85 million of federal interest expense carryforwards, $239 million of foreign NOLS and $130 million of foreign interest expense carryforwards that may be carried forward indefinitely. The remaining $2 million of carryforwards expire at certain future dates. These carryforwards are expected to be utilized in future periods, except for $216 million of NOLs, interest expense carryforwards and tax credit carryforwards which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
	amounts in millions
Balance at beginning of year	$387	365	304
Reductions for tax positions of prior years	(13)	(27)	(1)
Increase in tax positions for current year	12	15	16
Increase in tax positions from prior years	1	65	37
Settlements with tax authorities	—	(31)	(423)
Increase in tax positions from acquisition	18	—	432
Balance at end of year	$405	387	365

As of December 31, 2019, the Company had recorded tax reserves of $405 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, approximately $297 million dollars would be reflected in the Company’s tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2019 will significantly increase or decrease during the twelve-month period ending December 31, 2020; however, various events could cause our current expectations to change in the future. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2019, the Company’s tax years prior to 2016 are closed for federal income tax purposes, and the IRS has completed its examination of the Company’s 2016 and 2017 tax years. The Company’s 2018 and 2019 tax years are being examined currently as part of the IRS’s Compliance Assurance Process program. Various states are currently examining the Company’s prior years’ state income tax returns. Sirius XM Holdings, which does not consolidate with Liberty for income tax purposes, has certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2019, the Company had less than $1 million dollars in accrued interest and penalties recorded related to uncertain tax positions.

(12)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty’s board of directors. As of December 31, 2019, no shares of preferred stock were issued.

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

December 31, 2019, 2018 and 2017

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

Purchases of Common Stock

There were no repurchases of Liberty common stock made pursuant to the Company’s authorized repurchase program during the year ended December 31, 2017.

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

During the year ended December 31, 2019, the Company repurchased 11.0 million shares of Series C Liberty SiriusXM common stock for aggregate cash consideration of $443 million under the authorized repurchase program. All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the year ended December 31, 2019.

Dividends Declared by Subsidiary

During the year ended December 31, 2017, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $190 million, of which Liberty received $130 million.

During the year ended December 31, 2018, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $201 million, of which Liberty received $143 million.

During the year ended December 31, 2019, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $226 million, of which Liberty received $157 million. Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.05324 per share of common stock. On January 30, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock, payable on February 28, 2020 to stockholders of record at the close of business on February 12, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(13)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2019, the Compensation Committee (the “Committee”) of Liberty approved a compensation arrangement (the “CEO Arrangement”) for its President and Chief Executive Officer (the “CEO”). Also in December 2019, each of the Service Companies executed an amendment to each Service Company’s services agreement with Liberty, pursuant to which components of the CEO’s compensation described below will either be paid directly to the CEO by each Service Company or reimbursed to Liberty, in each case based on allocations among Liberty and each of the Service Companies set forth in the service agreement amendments. For 2020, the allocation percentage for Liberty is 44%. Beginning with his 2021 compensation, this percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the CEO. The percentage will then be adjusted annually and following certain events.

The CEO Arrangement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an annual base salary of $3 million (with no contracted increase),  a one-time cash commitment bonus of $5 million and annual target cash performance bonus of $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s Compensation Committee), upfront equity awards and annual equity awards (as described below).

The CEO is entitled to receive term equity awards with an aggregate grant date fair value of $90 million (the “Upfront Awards”) to be granted in two equal tranches. The first tranche consisted of time-vested stock options from each of Liberty, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested restricted stock units from Liberty TripAdvisor (collectively, the “2019 term awards”) that vest, in each case, on December 31, 2023 (except Liberty TripAdvisor’s award of time-vested restricted stock units, which vests on December 15, 2023), subject to the CEO’s continued employment, except under certain circumstances. Liberty’s portion of the 2019 term awards, granted in December 2019, had an aggregate grant date fair value of $19,800,000 and consisted of stock options to purchase 927,334 Series C Liberty SiriusXM common stock (“LSXMK”) shares, 313,342 Series C Liberty Braves (“BATRK”) shares and 588,954 Series C Formula One common stock (“FWONK”) shares, with exercise prices of $47.11, $29.10 and $43.85, respectively. The second tranche of the Upfront Awards will be granted on or before December 15, 2020, subject to the CEO’s continued employment on such date or the earlier occurrence of a termination of employment due to death, disability, by the issuing company without cause or by the CEO for good reason, and will consist of the same types of awards described above with respect to the first tranche (collectively, the “2020 term awards”). The 2020 term awards will vest, in each case, on December 31, 2024, subject to the CEO’s continued employment (except Liberty TripAdvisor’s award of time-vested restricted stock units, which would vest on the fourth anniversary of its grant date), except under certain circumstances. The portion of the 2020 term awards to be granted by Liberty is expected to consist of stock options to purchase shares of its Series C common stock.

Beginning in 2020, the CEO will receive annual equity award grants with an annual aggregate grant date fair value of $17.5 million, consisting of time-vested options and/or performance-based restricted stock units. The CEO may elect the portions of his annual equity awards that he desires to be issued in the form of options, performance-based RSUs or a combination of both. The annual equity awards will be allocated across Liberty and each of the Service Companies. Vesting of any of these annual performance-based RSUs will be subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs. At Liberty, the CEO’s annual equity awards will be issued with respect to LSXMK, BATRK and FWONK.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The CEO will be entitled to payments and benefits if his employment is terminated, subject to the execution of releases. Such payments and benefits generally will take the form of cash payments, issuance of fully vested shares and the acceleration of unvested equity awards, depending on the type of termination. In the event that the CEO’s services to a Service Company are discontinued and he remains employed by Liberty following such discontinuation (unless such discontinuation is for cause (as defined in his employment agreement)), the Service Company will be required to make a termination payment to Liberty, as well as provide the CEO with certain payments and benefits upon termination under certain circumstances.

Chairman’s Employment Agreement

On December 12, 2008, the Committee determined to modify its employment arrangements with its Chairman of the Board, to permit the Chairman to begin receiving payments in 2009 while he remains employed by the Company (instead of following his termination) in satisfaction of Liberty’s obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the “8% Plan”), compensation has been deferred by the Chairman since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. Under the second plan (the “13% Plan”), compensation was deferred by the Chairman from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amounts owed to the Chairman under the 8% Plan and 13% Plan aggregated approximately $2.4 million and $20 million, respectively, at December 31, 2008. The amount owed to the Chairman under his salary continuation plan aggregated approximately $39 million at December 31, 2008. The Chairman will receive 240 equal monthly installments as follows: (1) approximately $20,000 under the 8% Plan; (2) approximately $237,000 under the 13% Plan; and (3) approximately $164,000 under the salary continuation plan. Interest ceased to accrue under his salary continuation plan once the payment began.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Liberty—Grants of stock options

Awards granted in 2019, 2018 and 2017 are summarized as follows:

	Years ended December 31,
	2019		2018		2017
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	179	$11.62	33	$11.09	263	$10.39
Series C Liberty SiriusXM common stock, Liberty CEO (2)	1,419	$11.23	633	$11.56	920	$8.50
Series C Liberty Formula One common stock, Liberty employees and directors (1)	139	$12.70	21	$8.99	153	$9.42
Series C Liberty Formula One common stock, Liberty CEO (2)	815	$11.67	139	$8.80	171	$8.96
Series C Liberty Formula One common stock, Formula 1 employees (3)	2,005	$9.79	1,888	$8.64	2,015	$8.16
Series C Liberty Braves common stock, Liberty employees and directors (1)	62	$7.33	5	$7.14	35	$6.14
Series C Liberty Braves common stock, Liberty CEO (2)	320	$7.36	46	$6.44	149	$6.02
(1)	Mainly vests between three and five years for employees and in one year for directors.
(2)	Grants made in March 2019 mainly cliff vested in December 2019, and grants made in December 2019 in connection with the CEO’s new employment agreement cliff vest in December 2023. Grants in 2018 and 2017 mainly vested in December 2018 and December 2017, respectively.
(3)	Vest monthly over one year.

In addition to the stock option grants to the Liberty CEO, and in connection with his employment agreement, Liberty granted time-based and performance-based restricted stock units (“RSUs”). During the year ended December 31, 2019, Liberty granted 12 thousand and 2 thousand time-based RSUs of Series C Liberty Formula One common stock and Series C Liberty Braves common stock, respectively. Such RSUs had a GDFV of $33.94 per share and $27.73 per share, respectively, at the time they were granted and cliff vested on March 11, 2019.  During the years ended December 31, 2019, 2018 and 2017, Liberty granted 60 thousand, 86 thousand and 50 thousand performance-based RSUs, respectively, of Series C Liberty Formula One common stock. Such RSUs had a GDFV of $33.94 per share, $31.99 per share and $33.92 per share, respectively. During the years ended December 31, 2019 and 2018, Liberty granted 38 thousand and 12 thousand performance-based RSUs, respectively, of Series C Liberty Braves common stock. Such RSUs had a GDFV of $27.73 per share and $23.34 per share, respectively. The 2019, 2018 and 2017 performance-based RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is remeasured at each reporting period. The stock option grants include the first upfront award related to the CEO’s new employment agreement. See discussion in note 13 regarding the new compensation agreement with the Company’s CEO.

The Company did not grant any options to purchase Series A or Series B of Liberty SiriusXM, Liberty Formula One or Liberty Braves common stock during the year ended December 31, 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2019, 2018 and 2017, the range of expected terms was 3.5 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2019, 2018 and 2017 grants.

	Volatility
2019 grants
Liberty options	21.8%	-	27.5%
2018 grants
Liberty options	23.5%	-	26.0%
2017 grants
Liberty options	22.6%	-	29.8%

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

Liberty SiriusXM

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2019	1,403	$19.84
Granted	—	$—
Exercised	(1,381)	$19.79
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2019	22	$22.62	0.4	years	$1
Exercisable at December 31, 2019	22	$22.62	0.4	years	$1

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2019	11,495	$28.85
Granted	1,598	$45.08
Exercised	(2,923)	$20.42
Forfeited/Cancelled	(353)	$31.69
Outstanding at December 31, 2019	9,817	$33.90	3.6	years	$140
Exercisable at December 31, 2019	7,997	$32.18	3.2	years	$128

Liberty Formula One

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2019	360	$11.71
Granted	—	$—
Exercised	(359)	$11.71
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2019	1	$12.63	3.0	years	$—
Exercisable at December 31, 2019	1	$12.63	3.0	years	$—

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2019	6,684	$26.92
Granted	2,959	$36.38
Exercised	(1,273)	$21.80
Forfeited/Cancelled	(86)	$19.26
Outstanding at December 31, 2019	8,284	$31.16	4.9	years	$123
Exercisable at December 31, 2019	6,427	$29.61	4.5	years	$105

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Liberty Braves

	Series A
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2019	177	$11.44
Granted	—	$—
Exercised	(175)	$11.43
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2019	2	$11.89	2.5	years	$—
Exercisable at December 31, 2019	2	$11.89	2.5	years	$—

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2019	1,276	$16.58
Granted	382	$28.93
Exercised	(358)	$11.37
Forfeited/Cancelled	(33)	$15.19
Outstanding at December 31, 2019	1,267	$21.82	4.3	years	$10
Exercisable at December 31, 2019	815	$18.81	3.1	years	$9

There were no outstanding Series B options to purchase shares of Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during 2019.

As of December 31, 2019, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $34 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of December 31, 2019, 9.8 million, 8.3 million and 1.3 million shares of Series A and Series C Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock Awards.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2019, 2018 and 2017 was $163 million, $22 million and $31 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Liberty—Restricted Stock

The Company had approximately 94 thousand, 149 thousand and 73 thousand unvested restricted shares of Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2019. These Series A and Series C unvested restricted shares of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Braves common stock had a weighted average GDFV of $36.07, $34.03 and $27.31 per share, respectively.

The aggregate fair value of all restricted shares of Liberty common stock that vested during the years ended December 31, 2019, 2018 and 2017 was $17 million, $9 million and $85 million, respectively.

Sirius XM Holdings—Stock-based Compensation

During the years ended December 31, 2019, 2018 and 2017, Sirius XM Holdings granted various types of stock awards to its employees and members of its board of directors. Stock-based awards are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Sirius XM Holdings calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of Sirius XM Holdings’ option grants during 2019, 2018 and 2017 was 26%, 23% and 24%, respectively. During the year ended December 31, 2019, Sirius XM Holdings granted approximately 15 million stock options with a weighted-average exercise price of $6.10 per share and a grant date fair value of $1.26 per share. As of December 31, 2019, Sirius XM Holdings has approximately 208 million options outstanding of which approximately 148 million are exercisable, each with a weighted-average exercise price per share of $4.46 and $3.96, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $560 million and $472 million, respectively. During the year ended December 31, 2019, Sirius XM Holdings granted approximately 38 million RSUs and PRSUs with a grant date fair value of $6.01 per share. In addition, 48 million RSUs with a grant date fair value per share of $5.83 were granted during the year ended December 31, 2019 in connection with the Pandora acquisition. The stock-based compensation related to Sirius XM Holdings stock options and restricted stock awards was $229 million, $133 million and $124 million for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, the acquisition and other costs recognized by Sirius XM Holdings during the year ended December 31, 2019 includes $21 million of stock-based compensation. As of December 31, 2019, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options was $415 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.4 years.

(15)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $19 million, $20 million and $17 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(16)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on debt and equity securities and Liberty’s share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI
	amounts in millions
Balance at January 1, 2017	$(9)	(22)	(31)	(62)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(3)	16	14	27
Balance at December 31, 2017	(12)	(6)	(17)	(35)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(3)	(24)	22	(5)
Cumulative adjustment for change in accounting principle	—	—	2	2
Balance at December 31, 2018	(15)	(30)	7	(38)
Other comprehensive earnings (loss) attributable to Liberty stockholders	3	13	(11)	5
Balance at December 31, 2019	$(12)	(17)	(4)	(33)

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2019:
Unrealized holding gains (losses) arising during period	$4	(1)	3
Credit risk on fair value debt instruments gains (losses)	(17)	4	(13)
Foreign currency translation adjustments	27	(6)	21
Other comprehensive earnings	$14	(3)	11
Year ended December 31, 2018:
Unrealized holding gains (losses) arising during period	$(4)	1	(3)
Credit risk on fair value debt instruments gains (losses)	41	(9)	32
Foreign currency translation adjustments	(56)	12	(44)
Other comprehensive earnings	$(19)	4	(15)
Year ended December 31, 2017:
Unrealized holding gains (losses) arising during period	$(5)	2	(3)
Foreign currency translation adjustments	60	(22)	38
Other comprehensive earnings	$55	(20)	35

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2019 aggregated $352 million, which is payable as follows: $112 million in 2020, $93 million in 2021, $39 million in 2022, $29 million in 2023, $24 million in 2024 and $55 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

Programming, music royalties and other contractual arrangements

Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments. Amounts due under programming and music royalty agreements are payable as follows: $845 million in 2020, $461 million in 2021, $306 million in 2022, $101 million in 2023 and $49 million in 2024. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above. In addition, Sirius XM Holdings has entered into agreements related to certain satellite and transmission costs, sales and marketing costs and in-orbit performance payments to the manufacturer of its satellites. Amounts due under these agreements are payable as follows: $151 million in 2020, $41 million in 2021, $32 million in 2022, $19 million in 2023 and $13 million in 2024.

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

December 31, 2019, 2018 and 2017

any. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

During the fourth quarter of 2017, Sirius XM Holdings recorded $45 million related to music royalty litigation settlements. The expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2017, but has been excluded from Adjusted OIBDA (as defined in note 18) for the corresponding period as this expense was not incurred as a part of Sirius XM Holdings’ normal operations for the period and does not relate to the on-going performance of the business.

Telephone Consumer Protection Act Suits. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff alleges that Sirius XM Holdings violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of Sirius XM Holdings’ internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting Sirius XM Holdings from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or Sirius XM Holdings’ internal Do-Not-Call registry.

Following a mediation, in April 2019, Sirius XM Holdings entered into an agreement to settle this purported class action suit.  The settlement resolves the claims of consumers for the period October 2013 through January 2019.  As part of the settlement, Sirius XM Holdings paid $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid.  The settlement also contemplates that Sirius XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, Sirius XM Holdings will also implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs. On January 28, 2020, the Court issued an order and final judgment approving the settlement. This charge is included in the selling, general and administrative expense line item in the consolidated financial statements for the year ended December 31, 2019, but has been excluded from Adjusted OIBDA (as defined in note 18) for the corresponding period as this charge does not relate to the on-going performance of the business.

SoundExchange Royalty Claims. On June 7, 2018, Sirius XM Holdings entered into an agreement with SoundExchange, Inc. (“Sound Exchange”), the organization that collects and distributes sound recording royalties pursuant to Sirius XM Holdings’ statutory license, to settle the cases titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and SoundExchange, Inc. v. Sirius XM Radio, Inc., No.17-cv-02666-RJL (D.D.C.). A description of these actions is contained in our prior public filings. In connection with the settlement, Sirius XM Holdings made a one-time lump sum payment of $150 million to SoundExchange on July 6, 2018. Sirius XM Holdings accrued for a portion of this liability in prior years and recorded a $69 million charge for the remaining liability during the second quarter of 2018. This expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2018, but has been excluded from Adjusted OIBDA (as defined in note 18) for the corresponding period as this expense was not incurred as a part of Sirius XM Holdings’ normal operations and does not relate to the on-going performance of the business. The settlement resolved all outstanding claims, including ongoing audits, under Sirius XM Holdings’ statutory license for sound recordings for the period January 1, 2007 through December 31, 2017.

Pre-1972 Sound Recording Litigation. On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California.  The complaint alleges a violation of California

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

The MMA grants a potential federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora took steps to avail itself of this preemption defense, including making the required payments under the MMA for certain of its uses of pre-1972 recordings. Based on the federal preemption contained in the MMA (along with other considerations), Pandora asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora Media, Inc. case. On October 17, 2019, the Ninth Circuit Court of Appeals issued a memorandum disposition concluding that the question of whether the MMA preempts Flo and Eddie's claims challenging Pandora's performance of pre-1972 recordings "depends on various unanswered factual questions" and remanded the case to the District Court for further proceedings.

After Flo & Eddie filed its action in 2014 against Pandora, several other plaintiffs commenced separate actions, both on an individual and class action basis, alleging a variety of violations of common law and state copyright and other statutes arising from allegations that Pandora owed royalties for the public performance of pre-1972 recordings.  Many of these separate actions have been dismissed or are in the process of being dismissed.  Sirius XM Holdings believes that none of the remaining pending actions is likely to have a material adverse effect on Pandora’s business, financial condition or results of operations.

Sirius XM Holdings believes it has substantial defenses to the claims asserted in these actions, and it intends to defend these actions vigorously.

Copyright Royalty Board Proceeding to Determine the Rate for Statutory Webcasting.  Pursuant to Sections 112 and 114 of the Copyright Act, the Copyright Royalty Board (the “CRB”) initiated a proceeding in January 2019 to set the rates and terms by which webcasters may perform sound recordings via digital transmission over the internet and make ephemeral reproductions of those recordings during the 2021-2025 rate period under the authority of statutory licenses provided under Sections 112 and 114 of the Copyright Act.  Sirius XM Holdings filed a petition to participate in the proceeding on behalf of its Sirius XM and Pandora businesses, as did other webcasters including Google Inc. and the National Association of Broadcasters. SoundExchange, a collective organization that collects and distributes digital performance royalties to artists and copyright holders, represents the various copyright owner participants in the proceeding, including Sony Music Entertainment, Universal Music Group, and Warner Music Group. Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as “webcasting”), the proceeding will set the rates that Pandora pays for music streaming on its free, ad-supported tier, and that Sirius XM pays for streaming on its subscription internet radio service.  This proceeding will not set the rates that Sirius XM Holdings pays for its other music offerings (satellite radio, business establishment services) or that it pays for interactive streaming on the Pandora Plus and Pandora Premium services.

In September 2019, the participants filed written direct statements, including proposed rates and terms for the 2021-2025 period. Sirius XM Holdings and other webcaster participants proposed rates below the existing statutory rates, which for commercial webcasters are currently set at $0.0018 per performance for non-subscription transmissions (such as offered by our Pandora ad-supported business) and $0.0024 per performance for subscription transmissions (such as offered by our Sirius XM internet radio service). SoundExchange has proposed increasing the commercial webcasting

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

rates to $0.0028 per performance for non-subscription transmissions and $0.0031 per performance for subscription transmissions.

In January 2020, the participants filed written rebuttal statements, responding to each other’s proposals.  Discovery in the matter is ongoing, and a multi-week hearing has been set to begin before the CRB in March 2020.  The CRB’s initial determination of the rates and terms for the 2021-2025 period is required to be delivered in December 2020.

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

December 31, 2019, 2018 and 2017

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

Performance Measures

	Years ended December 31,
	2019		2018		2017
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$7,794	2,453	5,771	2,233	5,425	2,109
Corporate and other	—	(17)	—	(16)	—	(15)
Total Liberty SiriusXM Group	7,794	2,436	5,771	2,217	5,425	2,094
Braves Group
Corporate and other	476	49	442	88	386	2
Total Braves Group	476	49	442	88	386	2
Formula One Group
Formula 1	2,022	482	1,827	400	1,783	438
Corporate and other	—	(36)	—	(25)	—	(41)
Total Formula One Group	2,022	446	1,827	375	1,783	397
Total	$10,292	2,931	8,040	2,680	7,594	2,493

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Other Information

	December 31, 2019			December 31, 2018
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$30,868	644	363	27,812	629	356
Corporate and other	553	—	—	480	—	—
Total Liberty SiriusXM Group	31,421	644	363	28,292	629	356
Braves Group
Corporate and other	1,593	99	103	1,805	92	33
Total Braves Group	1,593	99	103	1,805	92	33
Formula One Group
Formula 1	9,031	—	16	8,958	—	12
Corporate and other	2,474	882	28	1,999	920	2
Total Formula One Group	11,505	882	44	10,957	920	14
Elimination (1)	(330)	—	—	(226)	—	—
Consolidated Liberty	$44,189	1,625	510	40,828	1,641	403
(1)	This is primarily the intergroup interests in the Liberty SiriusXM Group and the Braves Group held by the Formula One Group, as discussed in note 2. The intergroup interests attributable to the Formula One Group are presented as an asset and the intergroup interests attributable to the Liberty SiriusXM Group and the Braves Group are presented as liabilities in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Adjusted OIBDA	$2,931	2,680	2,493
Litigation settlement (note 17)	(25)	(69)	(45)
Stock-based compensation	(291)	(192)	(230)
Acquisition and other related costs (note 5)	(84)	(3)	—
Depreciation and amortization	(1,061)	(905)	(824)
Operating income (loss)	1,470	1,511	1,394
Interest expense	(657)	(606)	(591)
Share of earnings (losses) of affiliates, net	6	18	104
Realized and unrealized gains (losses) on financial instruments, net	(315)	40	(88)
Other, net	9	78	8
Earnings (loss) from continuing operations before income taxes	$513	1,041	827

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
United States	$8,172	6,112	5,724
United Kingdom	2,022	1,831	1,783
Other	98	97	87
	$10,292	8,040	7,594

Long-lived Assets by Geographic Area

	December 31,
	2019	2018
	amounts in millions
United States	$2,246	2,457
United Kingdom	16	12
	$2,262	2,469

(19)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2019:
Revenue	$2,012	2,805	2,856	2,619
Operating income (loss)	$200	461	507	302
Net earnings (loss)	$(127)	192	262	20
Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$61	167	140	126
Liberty Braves common stock	$(71)	26	12	(44)
Liberty Formula One common stock	$(148)	(77)	41	(127)
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.19	0.52	0.44	0.40
Liberty Braves common stock	$(1.39)	0.51	0.24	(0.86)
Liberty Formula One common stock	$(0.64)	(0.33)	0.18	(0.55)
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.19	0.52	0.44	0.39
Liberty Braves common stock	$(1.39)	0.46	0.16	(0.86)
Liberty Formula One common stock	$(0.64)	(0.33)	0.18	(0.55)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2018:
Revenue	$1,517	2,199	2,315	2,009
Operating income (loss)	$227	374	531	379
Net earnings (loss)	$213	255	366	31
Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$200	165	185	126
Liberty Braves common stock	$(52)	(2)	41	18
Liberty Formula One common stock	$(17)	9	42	(184)
Basic net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.60	0.50	0.56	0.39
Liberty Braves common stock	$(1.02)	(0.04)	0.80	0.35
Liberty Formula One common stock	$(0.07)	0.04	0.18	(0.80)
Diluted net earnings (loss) attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.59	0.49	0.55	0.38
Liberty Braves common stock	$(1.02)	(0.04)	0.80	(0.07)
Liberty Formula One common stock	$(0.07)	0.04	0.18	(0.80)

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2020:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

We expect to file our definitive proxy statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 29, 2020.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Liberty Media Corporation’s Current Report on Form 8-K as filed on August 6, 2015 (File No. 001-35707)).
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

4.8

Specimen certificate for shares of the Registrant’s Series B Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 28, 2017 (File No. 001-25707).

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

4.11

Supplemental Indenture, dated as of April 15, 2016, among Liberty Media Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-K filed on April 20, 2016 (File No. 001-35707)).

4.12	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.13	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
10.1+

Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.2+

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “Liberty 2013 10-K”)).

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

10.5+

Liberty Media Corporation 2013 Nonemployee Director Incentive Plan (Amended and Restated as of December 17, 2015) (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-35707) (the “2015 10-K”)).

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
10.9+

Amendment to the Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 9, 2017 (File No. 001-35707)).

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

10.11+

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.12+

Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the “Malone Employment Agreement” (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to Qurate Retail, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty Interactive 2009 10-K”)).

10.13+	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).
10.14+

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Qurate Retail, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982) (the “Liberty Interactive 2008 10-K”)).

10.15+	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).
10.16+

Employment Agreement dated December 29, 2014, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 26, 2015 (File No. 001-35707)).

10.17+

Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.18+

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

10.20

Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.21

Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s (“Sirius XM Holdings”) Current Report on Form 8-K filed on April 22, 2014 (File No. 001-34295)).

10.22

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

10.23

Amendment No. 3, dated as of June 29, 2018, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on July 3, 2018 (File No. 001-34295)).

10.24

Indenture, dated as of May 16, 2013, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to Sirius XM Radio’s 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio’s Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295)).

10.25

Indenture, dated as of March 6, 2015, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

10.26

Indenture, dated as of May 23, 2016, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295)).

10.27

Indenture, dated as of July 5, 2017, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

10.28

Indenture, dated as of July 5, 2017, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

10.29

Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and Sirius XM Radio (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.30

Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-83619)).***

10.31

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10-Q”)).

10.32

Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10-Q).

10.33

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.4 to the 2016 Second Quarter 10-Q).

10.34	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10-Q).
10.35

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10-Q).

10.36	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10-Q).
10.37

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.8 to the 2016 Second Quarter 10-Q).

10.38

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.9 to the 2016 Second Quarter 10-Q).

10.39

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.10 to the 2016 Second Quarter 10-Q).

10.40	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10-Q).
10.41

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.12 to the 2016 Second Quarter 10-Q).

10.42

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.13 to the 2016 Second Quarter 10-Q).

10.43+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.44+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.45+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).
10.46

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

10.47

Form of Investment Agreement, dated December 13, 2016, by and between Liberty Media Corporation and the applicable investor, together with the form of Lock-Up Agreement and Coordination Agreement Side Letter included therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2016 (File No. 001-35707)).

10.48	Form of Shareholders Agreement, by and among Liberty Media Corporation and the Shareholders listed on Schedule A thereto (incorporated by reference to Annex C to the Special Meeting Proxy).
10.49

Amended and Restated Shareholders Agreement, dated September 19, 2017, by and among Liberty Media Corporation and the shareholders listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on September 22, 2017 (File No. 001-35707)).

10.50+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.51+

Form of 2017 Performance-based Restricted Stock Unit Agreement (FWONK) under the Liberty Media Corporation 2013 Incentive Plan (the “2013 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-35707) (the “2017 Third Quarter 10-Q”)).

10.52+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10-Q).
10.53+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10-Q).
10.54+

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2013 Incentive Plan and the 2017 Omnibus Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.5 to the 2017 Third Quarter 10-Q).

10.55+	Form of 2017 Time-vesting Restricted Stock Unit Agreement under the 2017 Omnibus Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.6 to the 2017 Third Quarter 10-Q).
10.56

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).

10.57+

Amendment, dated March 12, 2018, of certain Liberty Media Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

10.58

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-35707)).

10.59+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707) (the “2019 8-K”)).

10.60+

Form of Annual Option Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the 2019 8-K).

10.61+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the 2019 8-K).

10.62+	Form of Upfront Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2019 8-K).
10.63+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc.*

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
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

LIBERTY MEDIA CORPORATION

Date: February 26, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 26, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 26, 2020
John C. Malone

/s/ Gregory B. Maffei	Director, President and Chief Executive Officer	February 26, 2020
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	February 26, 2020
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Director	February 26, 2020
Robert R. Bennett

/s/ Brian Deevy	Director	February 26, 2020
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 26, 2020
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 26, 2020
Evan D. Malone

Director
David E. Rapley

/s/ Larry E. Romrell	Director	February 26, 2020
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 26, 2020
Andrea L. Wong