Form 10-Q
period 2020-03-31
Liberty Media Corp
filed 2020-05-07
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2020 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	101,421,424	9,808,232	202,410,868
Liberty Braves common stock	10,312,675	981,824	39,929,761
Liberty Formula One common stock	25,834,426	2,448,141	203,442,287

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2020	December 31, 2019
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,801	1,222
Trade and other receivables, net	700	767
Other current assets	488	416
Total current assets	2,989	2,405
Investments in affiliates, accounted for using the equity method (note 7)	1,442	1,625

Property and equipment, at cost	3,803	3,780
Accumulated depreciation	(1,558)	(1,518)
	2,245	2,262
Intangible assets not subject to amortization (note 8):
Goodwill	19,939	19,939
FCC licenses	8,600	8,600
Other	1,405	1,405
	29,944	29,944
Intangible assets subject to amortization, net (note 8)	5,790	5,940
Other assets	1,508	2,013
Total assets	$43,918	44,189

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,308	1,621
Current portion of debt (note 9)	590	60
Deferred revenue	2,585	2,113
Other current liabilities	101	94
Total current liabilities	4,584	3,888
Long-term debt, including $2,856 million and $3,678 million measured at fair value at March 31, 2020 and December 31, 2019, respectively (note 9)	14,553	15,416
Deferred income tax liabilities	1,964	1,913
Other liabilities	1,115	1,047
Total liabilities	22,216	22,264

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2020	December 31, 2019
	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 101,421,424 shares at March 31, 2020 and 103,339,016 shares at December 31, 2019 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,312,675 shares at March 31, 2020 and 10,312,639 shares at December 31, 2019 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,834,426 shares at March 31, 2020 and 25,834,334 shares at December 31, 2019 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,808,232 shares at March 31, 2020 and 9,808,601 at December 31, 2019 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,824 shares at March 31, 2020 and 981,860 at December 31, 2019 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,448,141 shares at March 31, 2020 and 2,448,233 shares at December 31, 2019 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 202,408,714 shares at March 31, 2020 and 203,324,574 shares at December 31, 2019 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,929,491 shares at March 31, 2020 and 39,894,784 shares at December 31, 2019 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 203,439,060 shares at March 31, 2020 and 203,366,419 shares at December 31, 2019 (note 2)	2	2
Additional paid-in capital	2,371	2,575
Accumulated other comprehensive earnings (loss), net of taxes	120	(33)
Retained earnings	13,671	13,748
Total stockholders' equity	16,167	16,295
Noncontrolling interests in equity of subsidiaries	5,535	5,630
Total equity	21,702	21,925
Commitments and contingencies (note 10)
Total liabilities and equity	$43,918	44,189

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$1,952	1,744
Formula 1 revenue	39	246
Other revenue	22	22
Total revenue	2,013	2,012
Operating costs and expenses, including stock-based compensation (note 4):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	570	492
Programming and content	118	106
Customer service and billing	118	113
Other	44	37
Cost of Formula 1 revenue	43	148
Subscriber acquisition costs	99	108
Other operating expense	100	85
Selling, general and administrative	408	399
Acquisition and other related costs (note 3)	—	76
Depreciation and amortization	267	248
	1,767	1,812
Operating income (loss)	246	200
Other income (expense):
Interest expense	(164)	(159)
Share of earnings (losses) of affiliates, net (note 7)	(62)	(20)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	1	(98)
Other, net	17	8
	(208)	(269)
Earnings (loss) before income taxes	38	(69)
Income tax (expense) benefit	(36)	(58)
Net earnings (loss)	2	(127)
Less net earnings (loss) attributable to the noncontrolling interests	78	31
Net earnings (loss) attributable to Liberty stockholders	$(76)	(158)

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$214	61
Liberty Braves common stock	53	(71)
Liberty Formula One common stock	(343)	(148)
	$(76)	(158)

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.68	0.19
Series A, B and C Liberty Braves common stock	1.04	(1.39)
Series A, B and C Liberty Formula One common stock	(1.48)	(0.64)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.57	0.19
Series A, B and C Liberty Braves common stock	(0.69)	(1.39)
Series A, B and C Liberty Formula One common stock	(1.48)	(0.64)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Net earnings (loss)	$2	(127)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(37)	9
Credit risk on fair value debt instruments gains (losses)	216	(13)
Unrealized holding gains (losses) arising during the period	(6)	2
Share of other comprehensive earnings (loss) of equity affiliates	(30)	—
Comprehensive earnings (loss)	145	(129)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	68	34
Comprehensive earnings (loss) attributable to Liberty stockholders	$77	(163)

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$274	67
Liberty Braves common stock	47	(69)
Liberty Formula One common stock	(244)	(161)
	$77	(163)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Cash flows from operating activities:
Net earnings	$2	(127)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	267	248
Stock-based compensation	67	86
Share of (earnings) loss of affiliates, net	62	20
Realized and unrealized (gains) losses on financial instruments, net	(1)	98
Deferred income tax expense (benefit)	39	54
Other, net	10	5
Changes in operating assets and liabilities
Current and other assets	(34)	(19)
Payables and other liabilities	145	284
Net cash provided (used) by operating activities	557	649
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(82)	(11)
Return of investment in equity method affiliates	105	—
Cash proceeds from sale of investments	10	72
Cash (paid) received for acquisitions, net of cash acquired	—	313
Capital expended for property and equipment, including internal-use software and website development	(88)	(113)
Other investing activities, net	(3)	(7)
Net cash provided (used) by investing activities	(58)	254
Cash flows from financing activities:
Borrowings of debt	853	913
Repayments of debt	(372)	(741)
Liberty SiriusXM stock repurchases	(138)	(222)
Subsidiary shares repurchased by subsidiary	(243)	(576)
Cash dividends paid by subsidiary	(17)	(19)
Taxes paid in lieu of shares issued for stock-based compensation	(38)	(40)
Other financing activities, net	(7)	—
Net cash provided (used) by financing activities	38	(685)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(8)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	529	219
Cash, cash equivalents and restricted cash at beginning of period	1,306	452
Cash, cash equivalents and restricted cash at end of period	$1,835	671

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2020	2019
	amounts in millions
Cash and cash equivalents	$1,801	1,222
Restricted cash included in other current assets	9	57
Restricted cash included in other assets	25	27
Total cash and cash equivalents and restricted cash at end of period	$1,835	1,306

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2020	$—	1	—	2	—	—	—	—	—	2	2,575	(33)	13,748	5,630	21,925
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(76)	78	2
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	153	—	(10)	143
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	54	—	—	17	71
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(38)	—	—	—	(38)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(138)	—	—	—	(138)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(60)	—	—	(183)	(243)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(20)	—	—	20	—
Other, net	—	—	—	—	—	—	—	—	—	—	(2)	—	(1)	(17)	(20)
Balance at March 31, 2020	$—	1	—	2	—	—	—	—	—	2	2,371	120	13,671	5,535	21,702

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2019

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	2	—	—	—	—	—	2	2,984	(38)	13,644	5,103	21,698
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(158)	31	(127)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(5)	—	3	(2)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	66	—	—	23	89
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Issuance of stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	3	—	—	—	3
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(222)	—	—	—	(222)
Subsidiary shares issued as consideration in subsidiary acquisition	—	—	—	—	—	—	—	—	—	—	657	—	—	1,698	2,355
Equity component of subsidiary convertible note	—	—	—	—	—	—	—	—	—	—	—	—	—	68	68
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(164)	—	—	(440)	(604)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(21)	—	—	21	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Other, net	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Balance at March 31, 2019	$—	1	—	2	—	—	—	—	—	2	3,261	(43)	13,484	6,488	23,195

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2019.

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

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization (“WHO”) assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season have been delayed and there is uncertainty with respect to when the respective events may resume in 2020. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities.  Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Expedia Holdings (prior to July 2019) and GCI Liberty, Inc. (“GCI Liberty”), all of which are, or were (in the case of Liberty Expedia Holdings), separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only).

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and the applicable counterparty, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides the applicable counterparty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty is reimbursed by each counterparty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. The remaining Services Agreements provide for the payment to Liberty of an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with the other companies. Under these various agreements, approximately $10 million and $8 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2020 and 2019, respectively.

In December 2019, each of TripCo, Liberty Broadband, GCI Liberty and Qurate Retail (collectively, the “Service Companies”) entered into an amendment to its respective services agreement with Liberty in connection with Liberty's entry into a new employment arrangement with Gregory B. Maffei, Liberty's President and Chief Executive Officer. Under the amended services agreements, components of Mr. Maffei's compensation will either be paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement.

Seasonality

Formula 1 recognizes the majority of its revenue and expenses in connection with World Championship race events (“Events”) that take place in different countries around the world throughout the year. The Events in the past have generally taken place between March and November each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

We expect the timing of revenue and expenses recognized related to Formula 1 and Braves will be different in 2020 due to COVID-19 and the potential delays of their respective seasons.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of March 31, 2020, the Liberty SiriusXM Group is comprised of Sirius XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. The Formula One Group holds an intergroup interest in the Liberty SiriusXM Group as of March 31, 2020. As of March 31, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $386 million, which includes $40 million of subsidiary cash. During the three months ended March 31, 2020, Sirius XM Holdings declared a cash dividend, and paid in cash an aggregate amount of $59 million, of which Liberty received $42 million. On April 21, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock payable on May 29, 2020 to stockholders of record as of the close of business on May 8, 2020.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of March 31, 2020, the Braves Group is comprised primarily of  Braves Holdings, LLC (“Braves Holdings”), which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. The Formula One Group holds an intergroup interest in the Braves Group. As of March 31, 2020, the Braves Group has cash and cash equivalents of approximately $321 million, which includes $241 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of March 31, 2020, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Live Nation, intergroup interests in the Liberty SiriusXM Group and the Braves Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. As of March 31, 2020, the Formula One Group has cash and cash equivalents of approximately $1,094 million, which includes $1,011 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 9,084,940, representing a 15.1% intergroup interest at March 31, 2020. The number of notional shares representing the intergroup interest in the Liberty SiriusXM Group held by the Formula One Group is 1,945,491, representing a 0.6% intergroup interest at March 31, 2020. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group has attributed interests in the Braves Group and the Liberty SiriusXM Group which are generally stated in terms of a number of shares of Liberty Braves common stock and Liberty SiriusXM common stock, respectively, issuable to the Formula One Group with respect to its interests in the Braves Group and Liberty SiriusXM Group, respectively. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty SiriusXM common stock, respectively, cash and/or other assets to the Formula One Group. Accordingly, the intergroup interests attributable to the Formula One Group are presented as assets and the intergroup interests attributable to the Braves Group and Liberty SiriusXM Group are presented as liabilities in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Liberty SiriusXM Group, respectively, to the Formula One Group.

On April 22, 2020, the Company’s board of directors approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”).

The assets reattributed from the Formula One Group to the Liberty SiriusXM Group, valued at $2.8 billion, consisted of:

●	Liberty’s entire Live Nation stake, consisting of approximately 69.6 million shares of Live Nation common stock;
●	a newly-created Formula One Group intergroup interest, consisting of approximately 5.3 million notional shares of Liberty Formula One common stock, to cover exposure under Liberty’s 1.375% cash convertible senior notes due 2023 (the “Convertible Notes”);
●	a Convertible Note call spread;
●	the entire Liberty SiriusXM Group intergroup interest, consisting of approximately 1.9 million notional shares of Liberty SiriusXM common stock, thereby eliminating the Liberty SiriusXM Group intergroup interest; and
●	a portion, consisting of approximately 2.3 million notional shares of Liberty Braves common stock, of the Formula One Group’s intergroup interest in the Braves Group, to cover exposure under the Convertible Notes.

The reattributed liabilities, valued at $1.3 billion, consisted of:

●	the Convertible Notes;
●	Liberty’s 2.25% exchangeable senior debentures due 2048; and
●	Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value has been reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares being reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, to be funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, resulting in an aggregate outstanding balance of $750 million, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which may be prepaid at any time without penalty and to be repaid, in whole or in part, with the proceeds from the rights offering described below (the “Intergroup Loan”).

The reattribution will be reflected in the Company’s financial statements in the second quarter on a prospective basis.

In addition, on April 22, 2020, the Company’s board of directors authorized management of the Company to cause subscription rights (the “Series C Liberty SiriusXM Rights”) to purchase shares of Series C Liberty SiriusXM common stock, par value $0.01 per share (“LSXMK”), in a rights offering (the “rights offering”) to be distributed to holders of Series A Liberty SiriusXM common stock, par value $0.01 per share, Series B Liberty SiriusXM common stock, par value $0.01 per share, and LSXMK. The aggregate intended size of the rights offering is $750 million, and each subscription right will entitle the holder to acquire shares of LSXMK at a price equal to a 20% discount to the volume weighted average price of LSXMK over a three consecutive trading day period to be determined following the release of earnings by Sirius XM Holdings. The purpose of the rights offering is to raise capital to repay the Intergroup Loan.  The rights offering will

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

be made pursuant to a registration statement and prospectus related to the rights offering to be filed by the Company with the Securities and Exchange Commission.

The record date for the distribution of the Series C Liberty SiriusXM Rights is 5:00 p.m., New York City time, on May 13, 2020. It is expected that the proposed rights offering will commence on May 18, 2020, and expire on June 2, 2020, subject to extension.

The proposed rights offering is subject to certain conditions, and Liberty reserves the right to terminate the rights offering at any time and for any reason, including following the distribution of the Series C Liberty SiriusXM Rights.

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

The amounts of revenue and net loss of Pandora included in Liberty’s condensed consolidated statement of operations since the date of acquisition were $251 million and $122 million, respectively, for the three months ended March 31, 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2019, are as follows:

Three months ended
March 31, 2019
amounts in millions
Revenue	$2,128
Net earnings (loss)	$(108)
Net earnings (loss) attributable to Liberty stockholders	$(145)

The pro forma results primarily include adjustments related to the amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of Pandora had occurred previously and the Company consolidated Pandora during the entirety of the period presented.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Cost of services:
Programming and content	$8	7
Customer service and billing	2	1
Other	1	1
Other operating expense	11	9
Selling, general and administrative	45	47
	$67	65

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty—Grants of stock options

Awards granted during the three months ended March 31, 2020 are summarized as follows:

	Three Months Ended
	March 31, 2020
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty CEO (1)	388	$8.72
Series C Liberty Braves common stock, Liberty CEO (1)	137	$4.67
Series C Liberty Formula One common stock, Liberty CEO (1)	246	$7.55
Series C Liberty Formula One common stock, Formula 1 employees (2)	1,435	$7.55
(1)	Grants cliff vest on December 31, 2020. Grants were made in connection with the CEO’s employment agreement.
(2)	Grants vest monthly over one year.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the three months ended March 31, 2020.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	22	$22.62				9,817	$33.90
Granted	—	$—				388	$39.87
Exercised	(17)	$19.94				(36)	$23.76
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2020	5	$31.00	0.7	years	$—	10,169	$34.16	3.5	years	$14
Exercisable at March 31, 2020	5	$31.00	0.7	years	$—	8,039	$32.20	2.9	years	$14

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	2	$11.89				1,267	$21.82
Granted	—	$—				137	$20.07
Exercised	—	$—				(3)	$11.19
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2020	2	$11.89	2.2	years	$—	1,401	$21.66	4.3	years	$1
Exercisable at March 31, 2020	2	$11.89	2.2	years	$—	821	$18.82	2.8	years	$1

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	1	$12.63				8,284	$31.16
Granted	—	$—				1,681	$28.61
Exercised	—	$—				—	$—
Forfeited/Cancelled	—	$—				—	$—
Outstanding at March 31, 2020	1	$12.63	2.7	years	$—	9,965	$30.73	5.0	years	$16
Exercisable at March 31, 2020	1	$12.63	2.7	years	$—	6,948	$29.89	4.4	years	$15

As of March 31, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $42 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of March 31, 2020, Liberty reserved 10.2 million, 1.4 million and 10.0 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the three months ended March 31, 2020. As of March 31, 2020, Sirius XM Holdings has approximately 203 million options outstanding of which approximately 144 million are exercisable, each with a WAEP per share of $4.56 and $4.03, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of March 31, 2020 is $165 million and $153 million, respectively. During the three months ended March 31, 2020, Sirius XM Holdings granted approximately 6 million

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

nonvested RSUs with a GDFV per share of $7.18. The stock-based compensation expense related to Sirius XM Holdings was $55 million and $49 million for the three months ended March 31, 2020 and 2019, respectively. In addition, the acquisition and other related costs recognized by Sirius XM Holdings during the three months ended March 31, 2019 includes $21 million of stock-based compensation. As of March 31, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $397 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

Excluded from diluted EPS for the three months ended March 31, 2020 are approximately 22 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 3 million potentially dilutive shares of Series A Liberty Braves common stock and 6 million potentially dilutive shares of Series A Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 9), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 9) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement were attributed to the Formula One Group as of March 31, 2020.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2020	2019
	numbers of shares in millions
Basic WASO	315	323
Potentially dilutive shares	4	4
Diluted WASO (a)	319	327
(a)	As discussed in note 2, the number of notional Liberty Sirius XM shares representing the intergroup interest held by the Formula One Group was 1,945,491 as of March 31, 2020. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Liberty SiriusXM Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic earnings per

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

share weighted average number of shares outstanding. However, in periods where the Liberty SiriusXM Group has net earnings, the notional shares representing the intergroup interest are included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. In periods where the Liberty SiriusXM Group has net earnings, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended March 31,
	2020	2019
	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$214	61
Unrealized (gain) loss on the intergroup interest	(31)	NA
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$183	61

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2020	2019 (a)
	numbers of shares in millions
Basic WASO	51	51
Potentially dilutive shares	10	10
Diluted WASO (b)	61	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Liberty Braves shares representing the Formula One Group’s intergroup interest in the Braves Group is 9,084,940 shares as of March 31, 2020. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Formula One Group has an attributed value in the Braves Group which is generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Braves Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty Braves common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31,
	2020	2019
	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$53	(71)
Unrealized (gain) loss on the intergroup interest	(95)	26
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(42)	(45)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2020 (a)	2019 (a)
	numbers of shares in millions
Basic WASO	232	231
Potentially dilutive shares	1	2
Diluted WASO	233	233
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$1,370	1,370	—	992	992	—
Debt and equity securities	$228	180	48	353	242	111
Financial instrument assets	$168	26	142	498	29	469
Debt	$2,856	—	2,856	3,678	—	3,678

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Debt and equity securities	$(135)	31
Debt measured at fair value (a)	544	(162)
Change in fair value of bond hedges (b)	(323)	51
Other derivatives	(85)	(18)
	$1	(98)
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a gain of $275 million and a loss of $16 million for the three months ended March 31, 2020 and 2019, respectively, and the cumulative change was a gain of $302 million as of March 31, 2020.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2020 and the carrying amount at December 31, 2019:

	March 31, 2020			December 31, 2019
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount
	dollar amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	70%	$ NA	$588	636
Other		NA	82	8
Total Liberty SiriusXM Group			670	644

Braves Group
Other	various	NA	101	99
Total Braves Group			101	99

Formula One Group
Live Nation (a)	33%	$3,166	637	746
Other	various	NA	34	136
Total Formula One Group			671	882
Consolidated Liberty			$1,442	1,625
(a)	See note 9 for details regarding the number and fair value of shares pledged as collateral as of March 31, 2020 pursuant to the Live Nation Margin Loan.

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$4	3
Other	(6)	(7)
Total Liberty SiriusXM Group	(2)	(4)

Braves Group
Other	4	2
Total Braves Group	4	2

Formula One Group
Live Nation	(66)	(23)
Other	2	5
Total Formula One Group	(64)	(18)
Consolidated Liberty	$(62)	(20)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Canada

As of March 31, 2020, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), with the remainder of Sirius XM Canada’s voting and equity interests held by two shareholders. Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $118 million as of March 31, 2020. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

Sirius XM Holdings has approximately $15 million in related party current assets as of March 31, 2020. At March 31, 2020, Sirius XM Holdings has approximately $3 million in current related party liabilities which are recorded in other current liabilities in the Company’s condensed consolidated balance sheet. Sirius XM Holdings recorded approximately $25 million and $24 million in revenue for the three months ended March 31, 2020 and 2019, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during each of the three months ended March 31, 2020 and 2019.

SoundCloud

On February 10, 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units ("Series G Units") of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, in 2018 Pandora entered in to an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms.  Sirius XM Holdings recorded revenue share expense related to this agreement of $12 million and $3 million during the three months ended March 31, 2020 and 2019, respectively.  Sirius XM Holdings also had related party liabilities of $18 million as of March 31, 2020 related to this agreement.

(8)   Intangible Assets

Goodwill

There were no changes in the carrying amounts of goodwill or other intangible assets not subject to amortization during the three months ended March 31, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
FIA Agreement	$3,630	(593)	3,037	3,630	(543)	3,087
Customer relationships	3,086	(1,201)	1,885	3,086	(1,123)	1,963
Licensing agreements	316	(191)	125	316	(185)	131
Other	1,683	(940)	743	1,636	(877)	759
Total	$8,715	(2,925)	5,790	8,668	(2,728)	5,940

Amortization expense for intangible assets with finite useful lives was $198 million and $182 million for the three months ended March 31, 2020 and 2019, respectively. Based on its amortizable intangible assets as of March 31, 2020, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2020	$628
2021	$739
2022	$578
2023	$524
2024	$406

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2020	2020	2019
	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
2.125% Exchangeable Senior Debentures due 2048 (1)	$400	360	423
2.75% Exchangeable Senior Debentures due 2049 (1)	604	517	632
Sirius XM Holdings Margin Loan	350	350	350
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	1,000	996	995
Sirius XM 4.625% Senior Notes due 2023	500	498	498
Sirius XM 4.625% Senior Notes due 2024	1,500	1,485	1,485
Sirius XM 5.375% Senior Notes due 2025	1,000	994	993
Sirius XM 5.375% Senior Notes due 2026	1,000	992	992
Sirius XM 5.0% Senior Notes due 2027	1,500	1,489	1,488
Sirius XM 5.50% Senior Notes due 2029	1,250	1,237	1,236
Pandora 1.75% Convertible Senior Notes due 2020	1	1	1
Pandora 1.75% Convertible Senior Notes due 2023	193	165	163
Sirius XM Senior Secured Revolving Credit Facility	—	—	—
Deferred financing costs		(13)	(11)
Total Liberty SiriusXM Group	9,298	9,071	9,245
Braves Group
Subsidiary notes and loans:
Notes and loans	698	698	559
Deferred financing costs		(4)	(5)
Total Braves Group	698	694	554
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	1,000	968	1,322
1% Cash Convertible Notes due 2023 (1)	450	424	585
2.25% Exchangeable Senior Debentures due 2046 (1)	207	213	257
2.25% Exchangeable Senior Debentures due 2048 (1)	385	374	459
Live Nation Margin Loan	—	—	130
Other	31	31	32
Subsidiary notes and loans:
Senior Loan Facility	3,377	3,381	2,907
Deferred financing costs		(13)	(15)
Total Formula One Group	5,450	5,378	5,677
Total debt	$15,446	15,143	15,476
Debt classified as current		(590)	(60)
Total long-term debt		$14,553	15,416

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1.375% Cash Convertible Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of the Convertible Notes. The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.

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

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. As of March 31, 2020, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037. As of March 31, 2020, the basket price of the securities underlying the Bond Hedge Transaction was $40.26 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of March 31, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the rights distribution. The strike price of the warrants was adjusted to $61.16 per share. As of March 31, 2020, the basket price of the securities underlying the Amended Warrant Transactions was $40.26 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and Warrant Transactions were attributed to the Formula One Group as of March 31, 2020.

1% Cash Convertible Notes due 2023

In connection with the acquisition of Delta Topco on January 23, 2017, Liberty issued $450 million aggregate principal amount of 1% Cash Convertible Senior Notes due 2023 at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Cash Convertible Notes due 2023’’). The initial conversion rate for the notes will be approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Cash Convertible Notes due 2023 will be settled solely in cash, and not through the delivery of any securities.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Liberty Sirius XM Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

2.75% Exchangeable Senior Debentures due 2049

On November 26, 2019, Liberty closed a private offering of approximately $604 million aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “2.75% Exchangeable Senior Debentures due 2049”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.62 per share. A total of approximately 70 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2020. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

distribution. The debentures, as well as the associated cash proceeds, were attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty extended its margin loan agreement comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan, which mature during March 2022. The term loan, delayed draw term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 3.50% per annum at March 31, 2020. As of March 31, 2020, availability under the Sirius XM Holdings Margin Loan was $1,000 million. 1,000 million shares of Sirius XM Holdings common stock held by Liberty with a value of $4,940 million were pledged as collateral to the Sirius XM Holdings Margin Loan as of March 31, 2020. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On December 10, 2019, the margin loan agreement was amended, extending the maturity date to December 10, 2021. On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. Interest on the margin loan is payable on the last business day of each calendar quarter. As of March 31, 2020, availability under the Live Nation Margin Loan was $270 million. As discussed in note 7, 53.7 million shares of the Company’s Live Nation common stock with a value of $2,443 million were pledged as collateral to the loan as of March 31, 2020. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM Holdings is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of March 31, 2020 was 0.25% per annum and is payable on a quarterly basis.  As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of March 31, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of March 31, 2020
	March 31,	December 31,	Borrowing	Weighted avg	Maturity
	2020	2019	Capacity	interest rate	Date
	amounts in millions
Operating credit facilities	$180	45	185	2.10%	various
Ballpark funding
Term loan	48	49	NA	2.96%	August 2021
Senior secured note	187	190	NA	3.77%	September 2041
Floating rate notes	64	65	NA	3.65%	September 2029
Mixed-use credit facilities and loans	189	180	307	3.91%	various
Spring training credit facility	30	30	37	2.12%	December 2022
Total Braves Holdings	$698	559

Formula 1 Loans

On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, and in combination with leverage reduction, the applicable interest rate is LIBOR plus 2.0% per annum. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of March 31, 2020, there was $475 million outstanding under the $500 million revolving credit facility, which is classified as current debt in the condensed consolidated balance sheet based on Formula 1’s planned repayment of the outstanding balance on May 7, 2020, among other factors. The interest rate on the Senior Loan Facility was approximately 3.43% as of March 31, 2020. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of March 31, 2020, Formula 1 has interest rate swaps on $2.1 billion of the combined $3.4 billion Senior Loan Facility and revolving credit facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

charge ratio, debt yield ratio, capital expenditures and liquidity.  The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM’s Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of March 31, 2020.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2020
Sirius XM 3.875% Senior Notes due 2022	$989
Sirius XM 4.625% Senior Notes due 2023	$497
Sirius XM 4.625% Senior Notes due 2024	$1,515
Sirius XM 5.375% Senior Notes due 2025	$1,018
Sirius XM 5.375% Senior Notes due 2026	$1,020
Sirius XM 5.0% Senior Notes due 2027	$1,504
Sirius XM 5.50% Senior Notes due 2029	$1,269
Pandora 1.75% Senior Notes due 2020	$1
Pandora 1.75% Senior Notes due 2023	$200

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at March 31, 2020.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2020 aggregated $424 million, which is payable as follows: $165 million in 2020, $97 million in 2021, $42 million in 2022, $33 million in 2023 and $87 million thereafter. These guaranteed amounts may decrease if the 2020 season is cancelled or shortened due to the COVID-19 pandemic. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

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

Copyright Royalty Board Proceeding to Determine the Rate for Statutory Webcasting.  Pursuant to Sections 112 and 114 of the Copyright Act, the Copyright Royalty Board (the “CRB”) initiated a proceeding in January 2019 to set the rates and terms by which webcasters may perform sound recordings via digital transmission over the internet and make ephemeral reproductions of those recordings during the 2021-2025 rate period under the authority of statutory licenses provided under Sections 112 and 114 of the Copyright Act. Sirius XM Holdings filed a petition to participate in the proceeding on behalf of its Sirius XM and Pandora businesses, as did other webcasters including Google Inc. and the National Association of Broadcasters. SoundExchange, a collective organization that collects and distributes digital performance royalties to artists and copyright holders, represents the various copyright owner participants in the proceeding, including Sony Music Entertainment, Universal Music Group, and Warner Music Group. Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

“webcasting”), the proceeding will set the rates that Pandora pays for music streaming on its free, ad-supported tier and that Sirius XM pays for streaming on its subscription internet radio service.  This proceeding will not set the rates that Sirius XM Holdings pays for its other music offerings (satellite radio, business establishment services) or that it pays for interactive streaming on the Pandora Plus and Pandora Premium services.

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

In January 2020, the participants filed written rebuttal statements, responding to each other’s proposals. A multi-week hearing was scheduled to begin before the CRB in March 2020, but has been delayed as a result of the COVID-19 pandemic.  Sirius XM Holdings expects the hearing to begin before the CRB sometime this summer.

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

For the three months ended March 31, 2020, the Company has identified the following subsidiaries as its reportable segments:

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,585	1,458
Advertising	285	209
Equipment	41	41
Other	41	36
Total Liberty SiriusXM Group	1,952	1,744
Braves Group
Corporate and other:
Baseball	12	14
Development	10	8
Total Braves Group	22	22
Formula One Group
Formula 1:
Primary	13	198
Other	26	48
Total Formula One Group	39	246
Consolidated Liberty	$2,013	2,012

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended March 31, 2020 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the three months ended March 31, 2020 were approximately $184 million and $662 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,026 million for the remainder of 2020, $1,767 million in 2021, $1,541 million in 2022, $2,943 million in 2023 through 2028, and $212 million thereafter,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

primarily recognized through 2035. These amounts may decrease or shift to future periods if the 2020 baseball season and 2020 World Championship are cancelled or reduced due to the COVID-19 pandemic. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$639	590
Corporate and other	(7)	(2)
Total Liberty SiriusXM Group	632	588
Braves Group
Corporate and other	(26)	(33)
Total Braves Group	(26)	(33)
Formula One Group
Formula 1	(32)	65
Corporate and other	(10)	(6)
Total Formula One Group	(42)	59
Consolidated Liberty	$564	614

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$30,685	670	62
Corporate and other	423	—	—
Total Liberty SiriusXM Group	31,108	670	62
Braves Group
Corporate and other	1,715	101	24
Total Braves Group	1,715	101	24
Formula One Group
Formula 1	9,684	—	2
Corporate and other	1,678	671	—
Total Formula One Group	11,362	671	2
Elimination (1)	(267)	—	—
Consolidated Liberty	$43,918	1,442	88
(1)	This is primarily the intergroup interests in the Liberty SiriusXM Group and the Braves Group held by the Formula One Group, as discussed in note 2. The intergroup interests attributable to the Formula One Group are presented as an asset and the intergroup interests attributable to the Liberty SiriusXM Group and the Braves Group are presented as liabilities in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Adjusted OIBDA	$564	614
Legal settlements and reserves	16	(25)
Stock-based compensation	(67)	(65)
Acquisition and other related costs (note 3)	—	(76)
Depreciation and amortization	(267)	(248)
Operating income (loss)	246	200
Interest expense	(164)	(159)
Share of earnings (losses) of affiliates, net	(62)	(20)
Realized and unrealized gains (losses) on financial instruments, net	1	(98)
Other, net	17	8
Earnings (loss) before income taxes	$38	(69)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by Sirius XM Holdings Inc. (“Sirius XM Holdings”); fluctuations in interest rates and stock prices; the impacts of COVID-19 (as defined below); the rights offering (as defined below); the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	consumer demand for our products and services and our ability to adapt to changes in demand;
●	competitor responses to our businesses’ products and services;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for satellite radio and telecommunications technologies;
●	our businesses’ significant dependence upon automakers;
●	our businesses’ ability to attract and retain subscribers in the future;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	interruption or failure of our information technology and communication systems, including the failure of Sirius XM Holdings’ satellites, could negatively impact our results and brand;
●	royalties for music rights have increased and may continue to do so in the future;
●	the outcome of any pending or threatened litigation or investigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and consumer protection laws, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	general economic and business conditions and industry trends;
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	rapid technological and industry changes;
●	impairments of third-party intellectual property rights;
●	our indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	failure to protect the security of personal information about our businesses’ customers, subjecting our businesses to potentially costly government enforcement actions or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In addition to the foregoing businesses, we hold ownership interests in Live Nation Entertainment, Inc. ("Live Nation") and through Sirius XM Holdings, Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”) and SoundCloud Holdings, LLC (“SoundCloud”), which we account for as equity method investments; and we hold investments and related financial instruments in public companies such as AT&T, which are accounted for at their respective fair market values and are included in the “Corporate and other” category.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2020, the Liberty SiriusXM Group is primarily comprised of Liberty’s subsidiary, Sirius XM Holdings, corporate cash, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $386 million, which includes approximately $40 million of subsidiary cash. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Liberty Sirius XM Group as of March 31, 2020.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2020, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. As of March 31, 2020, the Braves Group has cash and cash equivalents of approximately $321 million. Additionally, as discussed below, the Formula One Group retains an intergroup interest in the Braves Group.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2020, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Live Nation, an approximate 15.1% intergroup interest in the Braves Group, an approximate 0.6% intergroup interest in the Liberty SiriusXM Group, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 1% Cash Convertible Notes due 2023, Liberty’s 2.25% Exchangeable Senior Debentures due 2046 and Liberty’s 2.25% Exchangeable Senior Debentures due 2048. The Formula One Group has cash and cash equivalents of approximately $1,094 million as of March 31, 2020, which includes approximately $1,011 million of subsidiary cash.

On April 22, 2020, the Company’s board of directors approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”).

The assets reattributed from the Formula One Group to the Liberty SiriusXM Group, valued at $2.8 billion, consisted of:

●	Liberty’s entire Live Nation stake, consisting of approximately 69.6 million shares of Live Nation common stock;
●	a newly-created Formula One Group intergroup interest, consisting of approximately 5.3 million notional shares of Liberty Formula One common stock, to cover exposure under Liberty’s 1.375% cash convertible senior notes due 2023 (the “Convertible Notes”);
●	a Convertible Note call spread;
●	the entire Liberty SiriusXM Group intergroup interest, consisting of approximately 1.9 million notional shares of Liberty SiriusXM common stock, thereby eliminating the Liberty SiriusXM Group intergroup interest; and
●	a portion, consisting of approximately 2.3 million notional shares of Liberty Braves common stock, of the Formula One Group’s intergroup interest in the Braves Group, to cover exposure under the Convertible Notes.

The reattributed liabilities, valued at $1.3 billion, consisted of:

●	the Convertible Notes;
●	Liberty’s 2.25% exchangeable senior debentures due 2048; and
●	Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value has been reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares being reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, to be funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, resulting in an aggregate outstanding balance of $750 million, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which may be prepaid at any time without penalty and to be repaid, in whole or in part, with the proceeds from the rights offering described below (the “Intergroup Loan”).

The reattribution will be reflected in the Company’s financial statements in the second quarter on a prospective basis.

In addition, on April 22, 2020, the Company’s board of directors authorized management of the Company to cause subscription rights (the “Series C Liberty SiriusXM Rights”) to purchase shares of Series C Liberty SiriusXM common stock, par value $0.01 per share (“LSXMK”), in a rights offering (the “rights offering”) to be distributed to holders of Series A Liberty SiriusXM common stock, par value $0.01 per share, Series B Liberty SiriusXM common stock, par value $0.01 per share, and LSXMK.  The aggregate intended size of the rights offering is $750 million, and each subscription right will entitle the holder to acquire shares of LSXMK at a price equal to a 20% discount to the volume weighted average price of LSXMK over a three consecutive trading day period to be determined following the release of earnings by Sirius XM Holdings.  The purpose of the rights offering is to raise capital to repay the Intergroup Loan.  The rights offering will be made pursuant to a registration statement and prospectus related to the rights offering to be filed by the Company with the Securities and Exchange Commission.

The record date for the distribution of the Series C Liberty SiriusXM Rights is 5:00 p.m., New York City time, on May 13, 2020. It is expected that the proposed rights offering will commence on May 18, 2020, and expire on June 2, 2020, subject to extension.

The proposed rights offering is subject to certain conditions, and Liberty reserves the right to terminate the rights offering at any time and for any reason, including following the distribution of the Series C Liberty SiriusXM Rights.

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization (“WHO”) assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season have been delayed and there is uncertainty with respect to if or when the respective events will resume in 2020. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. As a result, the Company’s results of operations have been negatively impacted by COVID-19 during the three months ended March 31, 2020. Further, Formula 1, the Atlanta Braves and Live Nation will continue to be materially impacted by COVID-19 and local state, and federal government actions taken in response, which will have a negative impact on our results of operations and financial condition in future periods. See Part II, Item 1A. Risk Factors.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$1,952	1,744
Total Liberty SiriusXM Group	1,952	1,744
Braves Group
Corporate and other	22	22
Total Braves Group	22	22
Formula One Group
Formula 1	39	246
Total Formula One Group	39	246
Consolidated Liberty	$2,013	2,012

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$451	316
Corporate and other	(9)	(9)
Total Liberty SiriusXM Group	442	307
Braves Group
Corporate and other	(44)	(49)
Total Braves Group	(44)	(49)
Formula One Group
Formula 1	(137)	(47)
Corporate and other	(15)	(11)
Total Formula One Group	(152)	(58)
Consolidated Liberty	$246	200

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$639	590
Corporate and other	(7)	(2)
Total Liberty SiriusXM Group	632	588
Braves Group
Corporate and other	(26)	(33)
Total Braves Group	(26)	(33)
Formula One Group
Formula 1	(32)	65
Corporate and other	(10)	(6)
Total Formula One Group	(42)	59
Consolidated Liberty	$564	614

Revenue.  Our consolidated revenue increased $1 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was driven by revenue growth for Sirius XM Holdings (primarily as a result of the Pandora acquisition), partially offset by a decrease in Formula 1 revenue.  See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).    Our consolidated operating income increased $46 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2020 was primarily driven by $135 million and $4 million increases in Sirius XM Holdings and Braves Holdings operating results, respectively, partially offset by a $90 million decrease in Formula 1’s operating results.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $67 million and $65 million of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. The increase in stock compensation expense is primarily due to an increase at Sirius XM Holdings. As of March 31, 2020, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $42 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.9 years. Additionally, as of March 31, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $397 million.  The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Operating income (loss)	$246	200
Depreciation and amortization	267	248
Stock-based compensation	67	65
Legal settlements and reserves	(16)	25
Acquisition and other related costs	—	76
Adjusted OIBDA	$564	614

Consolidated Adjusted OIBDA decreased $50 million for the three months ended March 31, 2020, respectively, as compared to the corresponding period in the prior year. The decrease in Adjusted OIBDA for the three months ended March

31, 2020 was primarily due to a $97 million decrease in Formula 1’s Adjusted OIBDA, partially offset by $49 million and $6 million improvements in Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Interest expense
Liberty SiriusXM Group	$(111)	(102)
Braves Group	(7)	(7)
Formula One Group	(46)	(50)
Consolidated Liberty	$(164)	(159)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(2)	(4)
Braves Group	4	2
Formula One Group	(64)	(18)
Consolidated Liberty	$(62)	(20)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(5)	1
Braves Group	(9)	(2)
Formula One Group	15	(97)
Consolidated Liberty	$1	(98)

Other, net
Liberty SiriusXM Group	$13	3
Braves Group	(1)	—
Formula One Group	5	5
Consolidated Liberty	$17	8

	$(208)	(269)

Interest expense. Consolidated interest expense increased $5 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2020 was primarily due to an increase in interest expense for the Liberty SiriusXM Group due to an increase in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$4	3
Other	(6)	(7)
Total Liberty SiriusXM Group	(2)	(4)

Braves Group
Other	4	2
Total Braves Group	4	2

Formula One Group
Live Nation	(66)	(23)
Other	2	5
Total Formula One Group	(64)	(18)
Consolidated Liberty	$(62)	(20)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Debt and equity securities	$(135)	31
Debt measured at fair value	544	(162)
Change in fair value of bond hedges	(323)	51
Other derivatives	(85)	(18)
	$1	(98)

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

The unrealized losses on other derivatives for the three months ended March 31, 2020 are primarily due to changes in the fair value of Formula 1’s interest rate swaps.

Other, net.  Other, net income increased $9 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was primarily driven by a one-time lawsuit settlement of $7 million recorded by Sirius XM Holdings during the three months ended March 31, 2020.

Income taxes.  During the three months ended March 31, 2020, we had earnings before income taxes of $38 million and income tax expense of $36 million. During the three months ended March 31, 2019, we had losses before income taxes of $69 million and income tax expense of $58 million. For the three months ended March 31, 2020, the Company recognized additional tax expense due to changes in our valuation allowance and the effect of state income taxes, partially offset with tax benefits from the utilization of federal tax credits. For the three months ended March 31, 2019, the Company recognized additional tax expense due to a change in the effective state tax rate used to measure deferred taxes and changes in our valuation allowance, primarily as a result of the acquisition of Pandora discussed in note 3 of the accompanying condensed consolidated financial statements.

Net earnings.  We had net earnings of $2 million and net losses of $127 million for the three months ended March 31, 2020 and 2019, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2020, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of March 31, 2020, Liberty had $228 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of March 31, 2020 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$40
Corporate and other	346
Total Liberty SiriusXM Group	$386
Braves Group
Corporate and other	$321
Total Braves Group	$321
Formula One Group
Formula 1	$1,011
Corporate and other	83
Total Formula One Group	$1,094

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has not been met as of March 31, 2020. As of March 31, 2020, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company. As of March 31, 2020, Liberty had $1,000 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $270 million available under Liberty’s margin loan secured by shares of Live Nation. Subsequent to March 31, 2020, Liberty drew $400 million under the margin loan secured by shares of Sirius XM Holdings. The margin loan was drawn in connection with the reattribution. Liberty intends to use the proceeds from the planned rights offering to repay the Intergroup Loan.

As stated in note 9 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of March 31, 2020. Given the uncertainty of the impacts of COVID-19, we are monitoring our ability to comply with debt covenants in future periods and are in discussions with certain counterparties to our debt obligations.

	Three months ended
	March 31,
	2020	2019
Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$404	382
Braves Group cash provided (used) by operating activities	17	43
Formula One Group cash provided (used) by operating activities	136	224
Net cash provided (used) by operating activities	$557	649
Liberty SiriusXM Group cash provided (used) by investing activities	$(144)	288
Braves Group cash provided (used) by investing activities	(24)	(24)
Formula One Group cash provided (used) by investing activities	110	(10)
Net cash provided (used) by investing activities	$(58)	254
Liberty SiriusXM Group cash provided (used) by financing activities	$(369)	(663)
Braves Group cash provided (used) by financing activities	138	(19)
Formula One Group cash provided (used) by financing activities	269	(3)
Net cash provided (used) by financing activities	$38	(685)

Liberty’s primary uses of cash during the three months ended March 31, 2020 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $138 million of Series A and Series C Liberty SiriusXM common stock repurchases and the repayment of $130 million outstanding under Liberty’s margin loan secured by shares of Live Nation. These repurchases were primarily funded by returns of investments in equity method affiliates and dividends from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding Sirius XM Holdings common stock, investments in equity method investments, additions to property and equipment and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by cash provided by operating activities. During the three months ended March 31, 2020, Sirius XM Holdings declared a cash dividend, and paid in cash an aggregate amount of $59 million, of which Liberty received $42 million. On April 21, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock payable on May 29, 2020 to stockholders of record as of the close of business on May 8, 2020.

Formula 1’s primary source of cash was borrowings of debt.

Braves Holdings’ primary use of cash was capital expenditures for continued expansion of the mixed-use development, funded primarily by cash provided by operating activities and net borrowings of debt.

The projected uses of Liberty's cash (excluding Sirius XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loan secured by shares of Sirius XM Holdings and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Sirius XM Holdings’ uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of outstanding debt. Liberty expects Sirius XM Holdings to fund its projected uses of cash with cash provided by operations, cash on hand and borrowings under its existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments and operating expenses. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development, debt service payments and operating expenses. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and through the issuance of new construction loans.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

Sirius XM Holdings.  Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM’s satellite radios are primarily distributed through automakers, retailers, and its website. The Sirius XM service is also available through its user interface, called “360L,” which combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. The Sirius XM business also derives revenue from advertising on select non-music channels, direct sales of its satellite radios and accessories, and other ancillary services. As of March 31, 2020, the Sirius XM business had approximately 34.8 million subscribers.

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

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of March 31, 2020, Pandora had approximately 6.3 million subscribers. The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service. In 2018, Pandora entered in to an agreement with SoundCloud to be its exclusive U.S. ad sales representative.  Through this arrangement, Pandora is able to offer advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. (“AdsWizz”) by Pandora, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers.  As of March 31, 2020, the Pandora business had approximately 60.9 million monthly active users. Together, Sirius XM, Pandora and SoundCloud reach more than 140 million listeners, creating North America's largest digital audio advertising marketplace.

Sirius XM Holdings is a separate publicly traded company and additional information about Sirius XM Holdings can be obtained through its website and public filings, which are not incorporated by reference herein.

Results of Operations

Liberty acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied acquisition accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of accounting adjustments for Liberty’s acquisition of Sirius XM Holdings in the current and prior periods.

Sirius XM Holdings acquired Pandora on February 1, 2019. Although Pandora’s results are only included in Sirius XM Holdings’ results beginning on February 1, 2019, we believe a discussion of Sirius XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of Sirius XM Holdings for the full three months ended March 31, 2019. The pro forma financial information was prepared based on the historical financial information of Sirius XM Holdings and Pandora and assuming the acquisition of Pandora took place on January 1, 2019. The pro forma results primarily include adjustments related to one additional month of Pandora’s operations, amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Sirius XM Holdings had the business combination occurred on January 1, 2019, or to project the results of operations of Sirius XM Holdings or Liberty for any future periods.

As of March 31, 2020, there is an approximate 28% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended
	March 31,
	2020	2019
	(actual)	(pro forma)
	amounts in millions
Sirius XM:
Subscriber revenue	$1,457	1,370
Advertising revenue	44	46
Equipment revenue	41	41
Other revenue	41	38
Total Sirius XM revenue	1,583	1,495
Pandora:
Subscriber revenue	128	134
Advertising revenue	241	231
Total Pandora revenue	369	365
Total revenue	1,952	1,860
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(593)	(569)
Pandora cost of services (excluding legal reserve)	(262)	(255)
Subscriber acquisition costs	(99)	(108)
Selling, general and administrative expenses (excluding legal settlement)	(299)	(307)
Other operating expenses	(60)	(55)
Adjusted OIBDA	639	566
Legal settlements and reserves	16	(25)
Stock-based compensation	(55)	(60)
Depreciation and amortization	(149)	(139)
Operating income	$451	342

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 6% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was primarily attributable to higher self-pay revenue as a result of increases in certain subscription plans, a 2% increase in the daily weighted average number of subscribers and higher U.S. Music Royalty Fees due to a higher music royalty rate.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue decreased approximately 4% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease was primarily due to a fewer number of advertising spots sold and transmitted due to the cancellation of live sporting events related to the response to COVID-19.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue was flat for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. During the three months ended March 31, 2020, an increase in royalty revenue due to Sirius XM’s transition to a new generation of chipsets was offset by lower direct sales to consumers.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue increased approximately 8% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was primarily driven by higher revenue generated by connected vehicle services.

Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pandora subscriber revenue decreased 4% during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease was primarily due to the expiration of the one-year promotional trial with T-Mobile.

Pandora advertising revenue is generated primarily from audio, display and video advertising. Pandora advertising revenue increased 4% during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was primarily due to growth in Pandora’s off-platform advertising revenue and revenue growth in the AdsWizz business.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 5% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was due to overall greater revenue subject to royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 11% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was primarily due to higher content licensing costs and personnel-related costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing decreased 5% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease was driven by reduced staffing resulting from stay at home orders issued in countries in which Sirius XM or its vendors operate call centers and lower transaction costs from a one-time recovery of fees, partially offset by higher bad debt expense.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services were flat during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. Increases in cloud hosting and wireless costs associated with Sirius XM’s streaming services were offset by lower direct sales to consumers and higher inventory reserves.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora costs of services increased 3% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 1% during the three months ended March 31, 2020 as compared to the corresponding period in the prior year due to growth in off-platform advertising revenue, partially offset by lower costs resulting from renegotiated agreements with major and independent labels, distributors, performing rights organizations and publishers.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 25% during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase for the three month period was primarily due to increases in personnel related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs increased 9% during the three months ended March 31, 2020, as compared to the corresponding period in the prior year, driven by higher bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs increased 9% during the three months ended March 31, 2020, as compared to the corresponding period in the prior year due to increased web hosting costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three months ended March 31, 2020, subscriber acquisition costs decreased approximately 8%, as compared to the corresponding period in the prior year. The decrease was driven by lower hardware subsidies as certain subsidy rates decreased as well as a decline in OEM installations as a result of the COVID-19 pandemic.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2020, selling, general and administrative expense decreased 3%, as compared to the corresponding period in the prior year. The decrease was primarily due to lower personnel costs, partially offset by additional subscriber communications, retention programs and acquisition campaigns.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2020 other operating expenses increased approximately 9%, as compared to the corresponding period in the prior year. The increase was driven by higher data costs.

Legal settlements and reserves for the three months ended March 31, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying condensed consolidated financial statements for the three months ended March 31, 2020. Legal settlements and reserves for the three months ended March 31, 2019 relates to a one-time $25 million legal settlement reserve for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying condensed consolidated financial statements for the three months ended March 31, 2019. The aforementioned reserve and legal settlement have been excluded from Adjusted OIBDA for the corresponding periods as they were not part of Sirius XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Stock-based compensation decreased 8% during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease for the three month period is primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 7% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase is primarily due to higher depreciation and amortization expense related to additional assets placed in-service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with various Events. The 2020 World Championship calendar was originally scheduled to have 22 Events in 2020. However, due to the COVID-19 pandemic, the start of the 2020 Event season has been postponed, with certain Events being cancelled and others potentially to be rescheduled at later dates. As of March 31, 2020, it is uncertain if or when the 2020 race season will begin. The 2019 World Championship calendar consisted of 21 Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Primary Formula 1 revenue	$13	198
Other Formula 1 revenue	26	48
Total Formula 1 revenue	39	246
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(43)	(148)
Selling, general and administrative expenses	(28)	(33)
Adjusted OIBDA	(32)	65
Stock-based compensation	(4)	(4)
Depreciation and amortization	(101)	(108)
Operating income (loss)	$(137)	(47)

Number of Events	—	2

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

Primary Formula 1 revenue decreased $185 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. Since there were no Events during the three months ended March 31, 2020, only the elements of sponsorship contracts that relate to non-race related rights were recognized during the three months ended March 31, 2020 and no race promotion fees nor broadcasting fees were recognized. During three months ended March 31, 2019, race specific promotion revenue and sponsorship revenue from two Events, and a proportion of season-based broadcasting and sponsorship revenue were recognized.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the Formula 2 and Formula 3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations. The $22 million decrease in Other Formula 1 revenue during the three months ended March 31, 2020, as compared to the corresponding period in the prior year was attributable to the lack of any Events in the current period due to COVID-19, resulting in zero revenue from the Paddock Club, other Event-based activities and television production activities. Other Formula 1 revenue during the three months ended March 31, 2019 was driven by two Events and from the sale of the new Formula 3 chassis and other components to the series’ competing teams at the start of the first season of the expected three year vehicle cycle which commenced in 2019.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Team payments	$—	(96)
Other costs of Formula 1 revenue	(43)	(52)
Cost of Formula 1 revenue	$(43)	(148)

Cost of Formula 1 revenue decreased $105 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. Since there were no Events during the three months ended March 31, 2020, there was no team payments expense recognized during the period.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs decreased $9 million during the three months ended March 31, 2020 as compared to the corresponding period in the prior year primarily due to no Events taking place and the deferral of expenses that are not critical to Formula 1’s business. Certain costs were incurred during the three months ended March 31, 2020 in anticipation of the start of the 2020 race season. These included freight, travel and technical costs relating to the Australian Grand Prix, which was cancelled on the eve of the Event.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $5 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year driven by lower expenditures for discretionary items such as marketing and lower personnel costs, partially offset by the effects of foreign exchange related losses.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense was flat during the three months ended March 31, 2020, as compared to the corresponding period in the prior year.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $7 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

Due to COVID-19, Major League Baseball postponed the start of the 2020 season. As of March 31, 2020, it is uncertain when the 2020 baseball season may begin and at such point, if fans will be allowed to attend.

Operating results attributable to Braves Holdings were as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Baseball revenue	$12	14
Development revenue	10	8
Total Braves Holdings revenue	22	22
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(29)	(31)
Selling, general and administrative expenses	(18)	(22)
Adjusted OIBDA	(25)	(31)
Stock-based compensation	(3)	(3)
Depreciation and amortization	(15)	(13)
Operating income	$(43)	(47)

Home Games	—	—

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. Braves Holdings’ revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. The decrease in baseball revenue in the current year period was primarily driven by the postponement of the 2020 season and the subsequent delay in local and national broadcasting revenue. The increase in development revenue in the current year period was primarily driven by an increase in variable income at the retail portion of the mixed-use facilities.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2020, other operating expenses decreased $2 million, as compared to the corresponding period in the prior year. The decrease was primarily due to the postponement of the 2020 season and the subsequent delay in the recognition of player salaries.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $4 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease during the three months ended March 31, 2020 was primarily driven by lower legal costs during the period, as well as the postponement of the 2020 season and the subsequent delay in certain marketing initiatives.

Stock-based compensation was flat during the three months ended March 31, 2020, as compared to the corresponding period in the prior year.

Depreciation and amortization increased $2 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase was primarily due to an increase in depreciation expense related to the new spring training facility and academy.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
Liberty SiriusXM Group	$350	3.5%	$8,948	4.6%
Braves Group	$379	2.7%	$319	3.9%
Formula One Group	$1,307	3.3%	$4,143	3.2%

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

At March 31, 2020, the fair value of our marketable debt and equity securities was $228 million. Had the market price of such securities been 10% lower at March 31, 2020, the aggregate value of such securities would have been approximately $23 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at March 31, 2020 the aggregate value of such security would have been $317 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

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

In January 2020, the participants filed written rebuttal statements, responding to each other’s proposals.  A multi-week hearing was scheduled to begin before the CRB in March 2020, but has been delayed as a result of the COVID-19 pandemic. Sirius XM Holdings expects the hearing to begin before the CRB sometime this summer.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report for the year ended December 31, 2019.

The current coronavirus (COVID-19) pandemic is adversely impacting Sirius XM Holdings’ business.

Sirius XM Holdings is monitoring and continues to assess the ongoing effects of the COVID-19 pandemic on its businesses and operations. At this point, the full extent to which the COVID-19 pandemic may adversely impact its results is uncertain. The scope of the effects of the COVID-19 pandemic and its related economic impact on Sirius XM Holdings’ businesses depends on many factors beyond its control, and the effects are difficult to assess or predict with meaningful precision both generally and specifically as to its Sirius XM and Pandora businesses.  However, Sirius XM Holdings believes that the adverse impact of the COVID-19 pandemic will be material to its business.

Sirius XM Holdings has taken actions to help ensure the continuity of its audio entertainment service through the COVID-19 pandemic, including activating its business continuity plans and implementing other steps to enable employees to work remotely. The impact of these steps on Sirius XM Holdings’ workforce has presented new challenges for its employees as they balance the demands of the pandemic with their daily operating responsibilities.

In addition, the COVID-19 pandemic has created various material uncertainties in Sirius XM Holdings’ business, including:

•	Possible disruptions in the supply of radios and other components that are essential elements of its service,
•	Limits on its ability to adequately staff its customer service operations and certain of its marketing efforts, particularly telemarketing, in states and jurisdictions that have declared emergencies,
•	Changes to its sales and marketing practices as Sirius XM Holdings reacts to shifts in the volume of auto sales and subscriber expectations, particularly in customer service and billing operations,
•	Possible increases in bad debts as the pandemic broadly affects employment and consumer spending,
•	The loss of sales and orders in its advertising business, particularly as industries that are disproportionately affected by the pandemic - such as auto dealers and the travel and travel-related industries - curtail and in many cases stop their advertising spending,
•	Possible delays associated with the delivery of its new SXM-7 and SXM-8 satellites due to the quarantine affecting the area in which they are being manufactured, and
•	Other consequences in its marketing, sales and other operations which Sirius XM Holdings has not yet identified.

Importantly, the COVID-19 pandemic may have a material adverse effect on other third parties that Sirius XM Holdings relies on, and its ability to assess those effects in any meaningful manner are difficult at this time.  For example, a substantial portion of the subscription growth for its satellite radio service has come from purchasers and lessees of new and used automobiles in the United States, and Sirius XM Holdings expects this to be an important source of subscribers for its satellite radio service in the future.  As a result of the COVID-19 pandemic, automakers have idled production and furloughed workers.  Similarly, many auto dealers have closed their retail operations.  The decline in sales of new and used vehicles will have a negative effect on subscriber growth for Sirius XM Holdings’ satellite radio service.  In addition, a number of third parties on which Sirius XM Holdings depends may experience financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations or may be relieved of their obligations to Sirius XM Holdings as part of the bankruptcy process, which in either case could adversely affect Sirius XM Holdings’ business.

Lastly, the negative impact on consumer spending in the United States due to the COVID-19 pandemic may, depending upon the severity, adversely affect several areas of its Sirius XM and Pandora businesses and may negatively impact Sirius XM Holdings’ operating results.

Formula 1, the Atlanta Braves and Live Nation have been, and will continue to be, materially impacted by COVID-19 and local, state and federal government actions taken in response, which will have a negative impact on our results of operations and financial condition.

The global spread of COVID-19 has prompted most local, state, federal and foreign governmental agencies, to impose travel restrictions and local quarantines or stay at home restrictions to contain the spread. As a result, the business operations of Formula 1, the Atlanta Braves and Live Nation have been largely, if not completely, suspended. To date, the first ten races of the 2020 Formula 1 season have been either cancelled or postponed. All Major League Baseball games have been postponed, with a portion of spring training for teams also having been cancelled. The Battery has also been impacted due to the impacts of these restrictions on retail as well as restaurants, which have been limited to take-out and/or delivery service. Live Nation events have been severely impacted by COVID-19, with the vast majority of shows being postponed and the remainder cancelled with refunds issued. At present, no revenue is being recognized from events that are not being held, and it is unclear whether and to what extent certain of those events will be rescheduled.

Although it is expected that these restrictions will eventually be loosened or fully lifted, there can be no assurance as to when this will occur and when the operations of Formula 1, the Atlanta Braves and Live Nation will resume. There also cannot be any assurance that when operations resume whether they will be in full or in a limited capacity due to continuing restrictions, including whether fans will be barred from attending events or permitted to attend only in limited numbers.

For example, it is possible that continuing concerns could cause professional sports teams in the U.S. to play games without a live audience. Even if these restrictions are loosened or lifted in the near future, concerns about COVID-19 could deter fans from attending events or employees, vendors and other third parties from providing services for these events.

As a result of the government mandates and possibility of continued concerns, these businesses are facing a potentially lengthy period of time in which they are unable to hold events due to the uncertainty around COVID-19. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets, even after the restrictions are lifted. In many cases, the impact of cancelled events, closed venues and reduced attendance will substantially decrease our revenues. In many cases, we will not be able to reduce our expenses, to the same degree as our decline in revenues, which will adversely affect our results of operations and cash flow.

In addition, our businesses are particularly sensitive to reductions in travel and discretionary consumer spending. We cannot predict the time period over which our businesses will be impacted by COVID-19. Over the long-term, COVID-19 could impede economic activity in impacted regions or globally, causing a global recession, leading to a further decline in discretionary spending on sports and entertainment events and other leisure activities, which could result in long-term effects on our businesses.

Even after our businesses resume operations there can be no assurances that fans attending events or vendors and employees working at our events will not contract COVID-19 in the course of attending or providing services. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our businesses and results of operations.

For the reasons set forth above and other reasons that may come to light as the coronavirus outbreak and protective measures evolve, we cannot reasonably estimate the impact to our future revenues, results of operations, cash flows or financial condition, but such impacts have been and will continue to be significant and could have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In August 2015, our board of directors authorized $1 billion of Liberty Media Corporation common stock repurchases, which could be used to repurchase any of the Series A and Series C of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock. In November 2019, our board of directors authorized an additional $1 billion of Series A and Series C shares of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock repurchases. In addition, shares of Liberty Sirius XM common stock were repurchased with funds attributed to the Formula One Group (such repurchased shares, the “Intergroup Shares”). Any Intergroup Shares so repurchased were cancelled, and an intergroup interest was created. See note 2 to the accompanying condensed consolidated financial statements for information related to the Formula One Group’s intergroup interest in the Liberty SiriusXM Group.

A summary of the repurchase activity for the three months ended March 31, 2020 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
January 1-31, 2020	892,732	$48.74	285,161	$48.05	1,177,893	$1,311
February 1-29, 2020	1,036,100	$49.24	—	$—	1,036,100	$1,260
March 1-31, 2020	—	$—	690,457	$43.65	690,457	$1,230
Total	1,928,832		975,618		2,904,450

There were no repurchases of Series A Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended March 31, 2020.

During the three months ended March 31, 2020, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

LIBERTY MEDIA CORPORATION
Date:	May 7, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 7, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer