Form 10-Q
period 2020-06-30
Liberty Media Corp
filed 2020-08-10
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2020 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	101,421,551	9,808,105	232,276,238
Liberty Braves common stock	10,312,685	981,814	39,929,761
Liberty Formula One common stock	25,834,452	2,448,115	203,442,287

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2020	December 31, 2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,999	1,222
Trade and other receivables, net	673	767
Other current assets	709	416
Total current assets	5,381	2,405
Investments in affiliates, accounted for using the equity method (note 7)	1,274	1,625

Property and equipment, at cost	3,849	3,780
Accumulated depreciation	(1,604)	(1,518)
	2,245	2,262
Intangible assets not subject to amortization (note 8):
Goodwill	19,956	19,939
FCC licenses	8,600	8,600
Other	1,405	1,405
	29,961	29,944
Intangible assets subject to amortization, net (note 8)	5,653	5,940
Other assets	1,694	2,013
Total assets	$46,208	44,189

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,401	1,621
Current portion of debt (note 9)	1,874	60
Deferred revenue	2,638	2,113
Other current liabilities	102	94
Total current liabilities	6,015	3,888
Long-term debt, including $3,091 million and $3,678 million measured at fair value at June 30, 2020 and December 31, 2019, respectively (note 9)	14,980	15,416
Deferred income tax liabilities	2,004	1,913
Other liabilities	1,121	1,047
Total liabilities	24,120	22,264

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2020	December 31, 2019

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 101,421,424 shares at June 30, 2020 and 103,339,016 shares at December 31, 2019 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,312,675 shares at June 30, 2020 and 10,312,639 shares at December 31, 2019 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,834,426 shares at June 30, 2020 and 25,834,334 shares at December 31, 2019 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,808,232 shares at June 30, 2020 and 9,808,601 at December 31, 2019 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,824 shares at June 30, 2020 and 981,860 at December 31, 2019 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,448,141 shares at June 30, 2020 and 2,448,233 shares at December 31, 2019 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 232,276,212 shares at June 30, 2020 and 203,324,574 shares at December 31, 2019 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,929,761 shares at June 30, 2020 and 39,894,784 shares at December 31, 2019 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 203,442,287 shares at June 30, 2020 and 203,366,419 shares at December 31, 2019 (note 2)	2	2
Additional paid-in capital	3,110	2,575
Accumulated other comprehensive earnings (loss), net of taxes	156	(33)
Retained earnings	13,339	13,748
Total stockholders' equity	16,610	16,295
Noncontrolling interests in equity of subsidiaries	5,478	5,630
Total equity	22,088	21,925
Commitments and contingencies (note 10)
Total liabilities and equity	$46,208	44,189

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$1,874	1,977	3,826	3,721
Formula 1 revenue	24	620	63	866
Other revenue	11	208	33	230
Total revenue	1,909	2,805	3,922	4,817
Operating costs and expenses, including stock-based compensation (note 4):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	587	600	1,157	1,092
Programming and content	110	116	228	222
Customer service and billing	122	119	240	232
Other	47	47	91	84
Cost of Formula 1 revenue	16	441	59	589
Subscriber acquisition costs	48	104	147	212
Other operating expense	85	203	185	288
Selling, general and administrative	390	436	798	835
Acquisition and restructuring (note 3)	24	7	24	83
Depreciation and amortization	266	271	533	519
	1,695	2,344	3,462	4,156
Operating income (loss)	214	461	460	661
Other income (expense):
Interest expense	(163)	(167)	(327)	(326)
Share of earnings (losses) of affiliates, net (note 7)	(193)	34	(255)	14
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(180)	(87)	(179)	(185)
Other, net	14	21	31	29
	(522)	(199)	(730)	(468)
Earnings (loss) before income taxes	(308)	262	(270)	193
Income tax (expense) benefit	46	(70)	10	(128)
Net earnings (loss)	(262)	192	(260)	65
Less net earnings (loss) attributable to the noncontrolling interests	64	76	142	107
Net earnings (loss) attributable to Liberty stockholders	$(326)	116	(402)	(42)

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$(88)	167	126	228
Liberty Braves common stock	(38)	26	15	(45)
Liberty Formula One common stock	(200)	(77)	(543)	(225)
	$(326)	116	(402)	(42)

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	(0.27)	0.51	0.39	0.69
Series A, B and C Liberty Braves common stock	(0.75)	0.51	0.29	(0.88)
Series A, B and C Liberty Formula One common stock	(0.86)	(0.33)	(2.34)	(0.97)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	(0.27)	0.50	0.28	0.68
Series A, B and C Liberty Braves common stock	(0.75)	0.46	(1.22)	(0.88)
Series A, B and C Liberty Formula One common stock	(0.86)	(0.33)	(2.34)	(0.97)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Net earnings (loss)	$(262)	192	(260)	65
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	15	10	(22)	19
Credit risk on fair value debt instruments gains (losses)	21	10	237	(3)
Unrealized holding gains (losses) arising during the period	—	1	(6)	3
Share of other comprehensive earnings (loss) of equity affiliates	4	—	(26)	—
Comprehensive earnings (loss)	(222)	213	(77)	84
Less comprehensive earnings (loss) attributable to the noncontrolling interests	68	79	136	113
Comprehensive earnings (loss) attributable to Liberty stockholders	$(290)	134	(213)	(29)

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$(53)	175	221	242
Liberty Braves common stock	(39)	27	8	(42)
Liberty Formula One common stock	(198)	(68)	(442)	(229)
	$(290)	134	(213)	(29)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings	$(260)	65
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	533	519
Stock-based compensation	112	162
Share of (earnings) loss of affiliates, net	255	(14)
Realized and unrealized (gains) losses on financial instruments, net	179	185
Deferred income tax expense (benefit)	(34)	115
Other, net	34	3
Changes in operating assets and liabilities
Current and other assets	(240)	(83)
Payables and other liabilities	290	220
Net cash provided (used) by operating activities	869	1,172
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(87)	(20)
Return of investment in equity method affiliates	105	—
Cash proceeds from sale of investments	13	373
Cash (paid) received for acquisitions, net of cash acquired	(28)	313
Capital expended for property and equipment, including internal-use software and website development	(206)	(221)
Sales of short term investments and other marketable securities	—	72
Other investing activities, net	—	(5)
Net cash provided (used) by investing activities	(203)	512
Cash flows from financing activities:
Borrowings of debt	2,835	2,879
Repayments of debt	(884)	(2,387)
Liberty SiriusXM stock repurchases	(138)	(306)
Subsidiary shares repurchased by subsidiary	(399)	(1,474)
Proceeds from Liberty SiriusXM common stock rights offering	754	—
Cash dividends paid by subsidiary	(33)	(36)
Taxes paid in lieu of shares issued for stock-based compensation	(46)	(57)
Other financing activities, net	(20)	(4)
Net cash provided (used) by financing activities	2,069	(1,385)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(10)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2,725	299
Cash, cash equivalents and restricted cash at beginning of period	1,306	452
Cash, cash equivalents and restricted cash at end of period	$4,031	751

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2020	2019

	amounts in millions
Cash and cash equivalents	$3,999	1,222
Restricted cash included in other current assets	8	57
Restricted cash included in other assets	24	27
Total cash and cash equivalents and restricted cash at end of period	$4,031	1,306

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended June 30, 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2020	$—	1	—	2	—	—	—	—	—	2	2,371	120	13,671	5,535	21,702
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(326)	64	(262)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	36	—	4	40
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	34	—	—	15	49
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(8)	—	—	—	(8)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(32)	—	—	(133)	(165)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(8)	—	—	8	—
Common stock issued pursuant to the Series C Liberty SiriusXM common stock rights offering	—	—	—	—	—	—	—	—	—	—	754	—	—	—	754
Other, net	—	—	—	—	—	—	—	—	—	—	(1)	—	(6)	(15)	(22)
Balance at June 30, 2020	$—	1	—	2	—	—	—	—	—	2	3,110	156	13,339	5,478	22,088

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Six Months ended June 30, 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	1	—	2	—	—	—	—	—	2	2,575	(33)	13,748	5,630	21,925
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(402)	142	(260)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	189	—	(6)	183
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	88	—	—	32	120
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(46)	—	—	—	(46)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(138)	—	—	—	(138)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(92)	—	—	(316)	(408)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(28)	—	—	28	—
Common stock issued pursuant to the Series C Liberty SiriusXM common stock rights offering	—	—	—	—	—	—	—	—	—	—	754	—	—	—	754
Other, net	—	—	—	—	—	—	—	—	—	—	(3)	—	(7)	(32)	(42)
Balance at June 30, 2020	$—	1	—	2	—	—	—	—	—	2	3,110	156	13,339	5,478	22,088

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

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization (“WHO”) assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Expedia Holdings (prior to July 2019) and GCI Liberty, Inc. (“GCI Liberty”), all of which are, or were (in the case of Liberty Expedia Holdings), separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and the applicable counterparty, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides the applicable counterparty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty is reimbursed by each counterparty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. The remaining Services Agreements provide for the payment to Liberty of an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with the other companies. Under these various agreements, approximately $7 million and $8 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2020 and 2019, respectively, and $16 million and $16 million were reimbursed during the six months ended June 30, 2020 and 2019, respectively.

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

Due to the delays of their respective 2020 seasons due to COVID-19, we expect the majority of Braves Holdings revenue to be recognized during the third quarter and the majority of Formula 1 revenue to be recognized in the third and fourth quarters.

(2) Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Braves Group and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group.  Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

On April 22, 2020, the Company’s board of directors approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”).

The assets reattributed from the Formula One Group to the Liberty SiriusXM Group, valued at $2.8 billion, consisted of:

●	Liberty’s entire Live Nation stake, consisting of approximately 69.6 million shares of Live Nation common stock;
●	a newly-created Formula One Group intergroup interest, consisting of approximately 5.3 million notional shares of Liberty Formula One common stock (see note 5), to cover exposure under Liberty’s 1.375% cash convertible senior notes due 2023 (the “Convertible Notes”);
●	the bond hedge and warrants associated with the Convertible Notes;
●	the entire Liberty SiriusXM Group intergroup interest, consisting of approximately 1.9 million notional shares of Liberty SiriusXM common stock, thereby eliminating the Liberty SiriusXM Group intergroup interest; and
●	a portion, consisting of approximately 2.3 million notional shares of Liberty Braves common stock (see note 5), of the Formula One Group’s intergroup interest in the Braves Group, to cover exposure under the Convertible Notes.

The reattributed liabilities, valued at $1.3 billion, consisted of:

●	the Convertible Notes;
●	Liberty’s 2.25% exchangeable senior debentures due 2048; and
●	Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value has been reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares that were reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, which was funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, resulting in an aggregate outstanding balance of $750 million, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which was repaid with the proceeds from the rights offering described below (the “Intergroup Loan”).

The reattribution is reflected in the Company’s financial statements on a prospective basis.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of June 30, 2020, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group holds intergroup interests in the Formula One Group and the Braves Group as of June 30, 2020. As of June 30, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $1,924 million, which includes $1,770 million of subsidiary cash. During the six months ended June 30, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $117 million, of which Liberty received $84 million. On July 14, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock payable on August 31, 2020 to stockholders of record as of the close of business on August 7, 2020.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of June 30, 2020, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group. As of June 30, 2020, the Braves Group has cash and cash equivalents of approximately $308 million, which includes $230 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of June 30, 2020, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. As of June 30, 2020, the Formula One Group has cash and cash equivalents of approximately $1,767 million, which includes $324 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.3% intergroup interest at June 30, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.8% intergroup interest at June 30, 2020. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at June 30, 2020. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

On April 22, 2020, the Company’s board of directors authorized management of the Company to cause subscription rights (the “Series C Liberty SiriusXM Rights”) to purchase shares of Series C Liberty SiriusXM common stock, par value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

$0.01 per share (“LSXMK”), in a rights offering (the “LSXMK rights offering”) to be distributed to holders of Series A Liberty SiriusXM common stock, par value $0.01 per share, Series B Liberty SiriusXM common stock, par value $0.01 per share, and LSXMK. In the LSXMK rights offering, Liberty distributed 0.0939 of a Series C Liberty SiriusXM Right for each share of Series A, Series B or Series C Liberty SiriusXM common stock held as of 5:00 p.m., New York City time, on May 13, 2020. Fractional Series C Liberty SiriusXM Rights were rounded up to the nearest whole right. Each whole Series C Liberty SiriusXM Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of LSXMK at a subscription price of $25.47, which was equal to an approximate 20% discount to the volume weighted average trading price of LSXMK for the 3-day trading period ending on and including May 8, 2020. Each Series C Liberty SiriusXM Right also entitled the holder to subscribe for additional shares of LSXMK that were unsubscribed for in the LSXMK rights offering pursuant to an oversubscription privilege. The LSXMK rights offering commenced on May 18, 2020, which was also the ex-dividend date for the distribution of the Series C Liberty SiriusXM Rights. The LSXMK rights offering expired at 5:00 p.m. New York City time, on June 5, 2020 and was fully subscribed with 29,594,089 shares of LSXMK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The proceeds from the LSXMK rights offering, which aggregated approximately $754 million, were used to repay the outstanding balance on the Intergroup Loan and accrued interest.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(3)  Acquisitions and Restructurings

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2019, are as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019

	amounts in millions
Revenue	$2,807	4,935
Net earnings (loss)	$194	86
Net earnings (loss) attributable to Liberty stockholders	$118	(27)

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

Sirius XM Holdings acquisition of Simplecast

On June 16, 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform. In connection with the acquisition, Sirius XM Holdings recognized goodwill of $17 million, intangible assets subject to amortization of $12 million, other assets of less than $1 million and deferred income tax liabilities of $1 million.

Sirius XM Holdings restructuring of Automatic Labs

In May 2020, Sirius XM Holdings terminated the Automatic Labs Inc. ("Automatic") service, which was part of its connected services business.  During the three and six months ended June 30, 2020, Sirius XM Holdings recorded $24 million of restructuring expenses related to the termination of the service. The termination of the Automatic service does not meet the requirements to be reported as a discontinued operation because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.

Sirius XM Holdings acquisition of Stitcher

On July 13, 2020, Sirius XM Holdings entered into an agreement with The E.W. Scripps Company (“Scripps”) and certain of its subsidiaries to acquire the assets of Stitcher, a pioneer in podcast production, distribution, and ad sales.  Under the terms of the asset purchase agreement, at the closing, Sirius XM Holdings will make a cash payment of $265 million to Scripps. The agreement provides that Sirius XM Holdings will potentially make up to $60 million in additional contingent payments based on Stitcher achieving certain financial metrics in 2020 and 2021. The transaction is expected to close in the third quarter of 2020, subject to receipt of required regulatory approvals and the satisfaction of other customary closing conditions.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Cost of services:
Programming and content	$7	7	15	14
Customer service and billing	1	1	3	2
Other	2	2	3	3
Other operating expense	9	13	20	22
Selling, general and administrative	26	53	71	100
	$45	76	112	141

Liberty—Grants of Awards

Awards granted during the six months ended June 30, 2020 are summarized as follows:

	Six Months Ended
	June 30, 2020
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees (1)	13	$9.71
Series C Liberty SiriusXM common stock, Liberty CEO (2)	388	$8.72
Series C Liberty Formula One common stock, Liberty employees (1)	13	$10.61
Series C Liberty Formula One common stock, Liberty CEO (2)	246	$7.55
Series C Liberty Formula One common stock, Formula 1 employees (3)	1,435	$7.55
Series C Liberty Braves common stock, Liberty employees (1)	6	$6.05
Series C Liberty Braves common stock, Liberty CEO (2)	137	$4.67
(1)	Grants vest between three and four years.
(2)	Grants cliff vest on December 31, 2020. Grants were made in connection with the CEO’s employment agreement.
(3)	Grants vest monthly over one year.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the six months ended June 30, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Also during the six months ended June 30, 2020, the Company granted 9 thousand, 3 thousand and 7 thousand time-based RSUs of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, to our CEO. The RSUs had a GDFV of $33.11, $18.17 and $24.68 per share, respectively, and cliff vest on December 10, 2020. These RSU grants were issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	22	$22.62				9,817	$33.90
Granted	—	$—				401	$39.61
Exercised	(17)	$19.94				(119)	$28.47
Forfeited/Cancelled	—	$—				—	$—
Outstanding at June 30, 2020	5	$31.00	0.4	years	$—	10,099	$34.19	3.3	years	$31
Exercisable at June 30, 2020	5	$31.00	0.4	years	$—	7,975	$32.24	2.7	years	$29

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	2	$11.89				1,267	$21.82
Granted	—	$—				143	$20.12
Exercised	—	$—				(11)	$16.24
Forfeited/Cancelled	—	$—				—	$—
Outstanding at June 30, 2020	2	$11.89	2.0	years	$—	1,399	$21.69	4.1	years	$2
Exercisable at June 30, 2020	2	$11.89	2.0	years	$—	815	$18.84	2.6	years	$2

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	1	$12.63				8,284	$31.16
Granted	—	$—				1,694	$28.64
Exercised	—	$—				(21)	$17.79
Forfeited/Cancelled	—	$—				—	$—
Outstanding at June 30, 2020	1	$12.63	2.5	years	$—	9,957	$30.76	4.8	years	$28
Exercisable at June 30, 2020	1	$12.63	2.5	years	$—	7,339	$30.01	4.2	years	$21

As of June 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $35 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of June 30, 2020, Liberty reserved 10.1 million, 1.4 million and 10.0 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the six months ended June 30, 2020. As of June 30, 2020, Sirius XM Holdings has approximately 201 million options outstanding of which approximately 143 million are exercisable, each with a WAEP per share of $4.58 and $4.07, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of June 30, 2020 is $294 million and $265 million, respectively. During the six months ended June 30, 2020, Sirius XM Holdings granted approximately 7 million nonvested

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

RSUs with a GDFV per share of $7.01. The stock-based compensation expense related to Sirius XM Holdings was $52 million and $57 million for the three months ended June 30, 2020 and 2019, respectively, and $107 million and $106 million for the six months ended June 30, 2020 and 2019, respectively. In addition, the acquisition and restructuring costs recognized by Sirius XM Holdings during the six months ended June 30, 2019 includes $21 million of stock-based compensation. As of June 30, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $342 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

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

Excluded from diluted EPS for the three and six months ended June 30, 2020 are approximately 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 3 million potentially dilutive shares of Series A and Series C Liberty Braves common stock and 12 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 9), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 9) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2020 (a)	2019 (a)	2020 (a)	2019 (a)

	numbers of shares in millions
Basic WASO	328	329	326	331
Potentially dilutive shares	1	4	3	4
Diluted WASO (b)	329	333	329	335
(a)	As discussed in note 2, Liberty distributed subscription rights to holders of Liberty SiriusXM common stock, which were priced at a discount to the market value, to acquire additional shares of Liberty SiriusXM common stock. The LSXMK rights offering, because of the discount, is considered a stock dividend and has been reflected retroactively in prior periods for the weighted average shares outstanding.
(b)	As discussed in note 2, the Formula One Group’s intergroup interest in the Liberty SiriusXM Group was eliminated on April 22, 2020 in conjunction with the reattribution. The number of notional Liberty Sirius XM shares representing the intergroup interest held by the Formula One Group was 1,945,491 immediately prior to the reattribution. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Formula One Group had an attributed value in the Liberty SiriusXM Group

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

which was generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty assumed that the notional shares would have been comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Liberty SiriusXM Group had net earnings, the notional shares representing the intergroup interest were included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. In periods where the Liberty SiriusXM Group had net earnings, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$(88)	167	126	228
Unrealized (gain) loss on the intergroup interest	(4)	NA	(35)	NA
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$(92)	167	91	228

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020 (a)	2019 (a)

	numbers of shares in millions
Basic WASO	51	51	51	51
Potentially dilutive shares	9	10	9	10
Diluted WASO (b)	60	61	60	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	Prior to the reattribution, as discussed in note 2, the number of notional Liberty Braves shares representing the Formula One Group’s intergroup interest in the Braves Group was 9,084,940. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of June 30, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The intergroup interests are quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group have attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests are marked to fair value. As the notional shares underlying the intergroup interests are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underly the 1.375% convertible bonds. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock are used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interests have no impact on the basic WASO. However, the notional shares representing the intergroup interests are included in the diluted WASO as if the shares had been issued and outstanding during the period. In periods where the Liberty Braves Group had net earnings, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(38)	26	15	(45)
Unrealized (gain) loss on the intergroup interests	7	2	(88)	28
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(31)	28	(73)	(17)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2020 (a)	2019 (a)	2020 (a)	2019 (a)

	numbers of shares in millions
Basic WASO	232	231	232	231
Potentially dilutive shares	5	2	6	2
Diluted WASO (b)	237	233	238	233
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of June 30, 2020. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Formula One common stock underly the 1.375% convertible bonds. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. In periods where the Formula One Group had net earnings, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$(200)	(77)	(543)	(225)
Unrealized (gain) loss on the intergroup interest	28	NA	28	NA
Diluted earnings (loss) attributable to Formula One stockholders	$(172)	(77)	(515)	(225)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,904	1,904	—	992	992	—
Debt and equity securities	$242	187	55	353	242	111
Financial instrument assets	$245	30	215	498	29	469
Debt	$3,091	—	3,091	3,678	—	3,678
Financial instrument liabilities	$132	—	132	53	—	53

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Debt and equity securities	$22	40	(113)	71
Debt measured at fair value (a)	(262)	(71)	282	(233)
Change in fair value of bond hedges (b)	73	(12)	(250)	39
Other derivatives	(13)	(44)	(98)	(62)
	$(180)	(87)	(179)	(185)
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a gain of $27 million and a gain of $12 million for the three months ended June 30, 2020 and 2019, respectively,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

and a gain of $302 million and a loss of $4 million for the six months ended June 30, 2020 and 2019, respectively, and the cumulative change was a gain of $329 million as of June 30, 2020.
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

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2020 and the carrying amount at December 31, 2019:

	June 30, 2020			December 31, 2019
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	33%	$3,087	$453	NA
Sirius XM Canada	70%	$ NA	612	636
Other		NA	80	8
Total Liberty SiriusXM Group			1,145	644

Braves Group
Other	various	NA	96	99
Total Braves Group			96	99

Formula One Group
Live Nation (a)			NA	746
Other	various	NA	33	136
Total Formula One Group			33	882
Consolidated Liberty			$1,274	1,625
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. See note 9 for details regarding the number and fair value of shares pledged as collateral as of June 30, 2020 pursuant to the Live Nation Margin Loan.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(144)	NA	(144)	NA
Sirius XM Canada	4	(1)	8	2
Other	(6)	(6)	(12)	(13)
Total Liberty SiriusXM Group	(146)	(7)	(148)	(11)

Braves Group
Other	(1)	7	3	9
Total Braves Group	(1)	7	3	9

Formula One Group
Live Nation (a)	(46)	30	(112)	7
Other	—	4	2	9
Total Formula One Group	(46)	34	(110)	16
Consolidated Liberty	$(193)	34	(255)	14
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Canada

As of June 30, 2020, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), with the remainder of Sirius XM Canada’s voting and equity interests held by two shareholders. Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $122 million as of June 30, 2020. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

Sirius XM Holdings has approximately $11 million in related party current assets as of June 30, 2020. At June 30, 2020, Sirius XM Holdings has approximately $2 million in current related party liabilities which are recorded in other current liabilities in the Company’s condensed consolidated balance sheet. Sirius XM Holdings recorded approximately $23 million and $24 million in revenue for the three months ended June 30, 2020 and 2019, respectively, and $48 million in revenue for both of the six months ended June 30, 2020 and 2019, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during both of the three months ended June 30, 2020 and 2019, and $1 million during both of the six months ended June 20, 2020 and 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $10 million and $9 million during the three months ended June 30, 2020 and 2019, respectively, and $22 million and $12 million during the six months ended June 30, 2020 and 2019, respectively.  Sirius XM Holdings also had related party liabilities of $14 million as of June 30, 2020 related to this agreement.

(8)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2020	$15,803	3,956	180	19,939
Acquisition (a)	17	—	—	17
Balance at June 30, 2020	$15,820	3,956	180	19,956
(a)	See note 3 for details regarding Sirius XM Holdings’ acquisition of Simplecast.

Intangible Assets Subject to Amortization

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(643)	2,987	3,630	(543)	3,087
Customer relationships	3,086	(1,278)	1,808	3,086	(1,123)	1,963
Licensing agreements	315	(195)	120	316	(185)	131
Other	1,727	(989)	738	1,636	(877)	759
Total	$8,758	(3,105)	5,653	8,668	(2,728)	5,940

Amortization expense for intangible assets with finite useful lives was $197 million and $207 million for the three months ended June 30, 2020 and 2019, respectively, and $395 million and $389 million for the six months ended June 30,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2020 and 2019, respectively. Based on its amortizable intangible assets as of June 30, 2020, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2020	$407
2021	$760
2022	$642
2023	$521
2024	$402

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2020	2020	2019

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	$1,000	1,043	NA
2.125% Exchangeable Senior Debentures due 2048 (1)	400	387	423
2.25% Exchangeable Senior Debentures due 2048 (1)	385	394	NA
2.75% Exchangeable Senior Debentures due 2049 (1)	604	564	632
Sirius XM Holdings Margin Loan	750	750	350
Live Nation Margin Loan	—	—	NA
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	1,000	996	995
Sirius XM 4.625% Senior Notes due 2023	500	498	498
Sirius XM 4.625% Senior Notes due 2024	1,500	1,486	1,485
Sirius XM 5.375% Senior Notes due 2025	1,000	994	993
Sirius XM 5.375% Senior Notes due 2026	1,000	993	992
Sirius XM 5.0% Senior Notes due 2027	1,500	1,489	1,488
Sirius XM 5.50% Senior Notes due 2029	1,250	1,237	1,236
Sirius XM 4.125% Senior Notes due 2030	1,500	1,483	—
Pandora 1.75% Convertible Senior Notes due 2020	1	1	1
Pandora 1.75% Convertible Senior Notes due 2023	193	166	163
Sirius XM Senior Secured Revolving Credit Facility	—	—	—
Deferred financing costs		(13)	(11)
Total Liberty SiriusXM Group	12,583	12,468	9,245
Braves Group
Subsidiary notes and loans:
Notes and loans	718	718	559
Deferred financing costs		(4)	(5)
Total Braves Group	718	714	554
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	NA	NA	1,322
1% Cash Convertible Notes due 2023 (1)	450	489	585
2.25% Exchangeable Senior Debentures due 2046 (1)	206	214	257
2.25% Exchangeable Senior Debentures due 2048 (1)	NA	NA	459
Live Nation Margin Loan	NA	NA	130
Other	77	77	32
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,905	2,907
Deferred financing costs		(13)	(15)
Total Formula One Group	3,635	3,672	5,677
Total debt	$16,936	16,854	15,476
Debt classified as current		(1,874)	(60)
Total long-term debt		$14,980	15,416

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

The Convertible Notes are convertible into cash based on the product of the conversion rate specified in the related indenture and the Securities Basket. A supplemental indenture entered into on April 15, 2016 amends the conversion, adjustment and other provisions of the indenture and provides that the conversion consideration due upon conversion of any Convertible Note shall be determined as if references in the indenture to one share of Series A Liberty Media Corporation common stock were instead a reference to the Securities Basket, initially consisting of 0.10 of a share of Series A Liberty Braves common stock, 1.0 share of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock. The Series A Liberty Braves common stock component of the Securities Basket was adjusted to 0.1087 pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. In May 2020, the Series A Liberty SiriusXM common stock component of the Securities Basket was adjusted to 1.0163 pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty SiriusXM common stock made to all holders of Liberty SiriusXM common stock.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. As of June 30, 2020, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the 2016 distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. The aggregate number of shares of Series A Liberty Sirius XM common stock relating to the Bond Hedge Transaction was increased to 21,429,600 pursuant to anti-dilution adjustments arising out of the LSXMK rights offering. As of June 30, 2020, the basket price of the securities underlying the Bond Hedge Transaction was $44.56 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of June 30, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the 2016 distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. The strike price of the warrants was adjusted to $61.16 per share. The aggregate number of shares of Series A Liberty Sirius XM common stock relating to the Amended Warrant Transactions was increased to 21,429,600 pursuant to anti-dilution adjustments arising out of the LSXMK rights offering. As of June 30, 2020, the basket price of the securities underlying the Amended Warrant Transactions was $44.56 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and Warrant Transactions were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

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

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

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

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty extended its margin loan agreement comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan, which mature during March 2022. The term loan, delayed draw term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.36% per annum at June 30, 2020. As of June 30, 2020, availability under the Sirius XM Holdings Margin Loan was $600 million.1,000.0 million shares of Sirius XM Holdings common stock held by Liberty with a value of $5,870 million were pledged as collateral to the Sirius XM Holdings Margin Loan as of June 30, 2020. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On December 10, 2019, the margin loan agreement was amended, extending the maturity date to December 10, 2021. On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2020, availability under the Live Nation Margin Loan was $270 million. As discussed in note 7, 53.7 million shares of the Company’s Live Nation common stock with a value of $2,383 million were pledged as collateral to the loan as of June 30, 2020. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The margin loan was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM 4.125% Senior Notes Due 2030

In June 2020, Sirius XM issued $1.5 billion aggregate principal amount of 4.125% Senior Notes due 2030 (the “4.125% Notes”). Interest is payable semi-annually in arrears on January 1 and July 1 of each year at a rate of 4.125% per annum. The 4.125% Notes will mature on July 1, 2030. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes. Sirius XM Holdings used the net proceeds from the offering to redeem all of its 4.625% Senior Notes due 2023 and 5.375% Senior Notes Due 2025 in July 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Holdings 4.625% Senior Notes Due 2023 and 5.375% Senior Notes Due 2025

In June 2020, Sirius XM issued a redemption notice pursuant to the indentures governing its 4.625% Senior Notes due 2023 (the "4.625% Notes") and 5.375% Senior Notes due 2025 (the "5.375% Notes") to redeem all of the $500 million aggregate principal amount of outstanding 4.625% Notes and all of the $1.0 billion aggregate principal amount of outstanding 5.375% Notes. As of June 30, 2020, the 4.625% Notes and 5.375% Notes are classified as a current portion of debt in the condensed consolidated balance sheet. The 4.625% Notes and 5.375% Notes were redeemed on July 9, 2020 at a redemption price of 100.8% and 102.7% of the principal amount thereof, respectively, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. This redemption will result in a loss on extinguishment of debt of approximately $40 million in the third quarter of 2020.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM Holdings is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of June 30, 2020 was 0.25% per annum and is payable on a quarterly basis.  As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of June 30, 2020.

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of June 30, 2020
	June 30,	December 31,	Borrowing	Weighted avg	Maturity
	2020	2019	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$185	45	185	1.30%	various
Ballpark funding
Term loan	48	49	NA	1.55%	August 2021
Senior secured note	186	190	NA	3.77%	September 2041
Floating rate notes	63	65	NA	3.15%	September 2029
Mixed-use credit facilities and loans	206	180	307	3.57%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$718	559

In August 2020, Braves Holdings amended the terms of one of its operating credit facilities, extending the maturity to December 2022. Accordingly, $100 million of borrowings outstanding under this credit facility are classified as long-term

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

debt as of June 30, 2020.  All remaining amounts outstanding under Braves Holdings operating credit facilities and all debt related to ballpark funding is classified as current debt in the condensed consolidated balance sheet based on expected covenant violations. Braves Holdings is in ongoing discussions with counterparties to its operating credit facilities and debt related to ballpark funding to obtain waivers and covenant modifications.

Formula 1 Loans

On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, and in combination with leverage reduction, the applicable interest rate is LIBOR plus 2.0% per annum. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of June 30, 2020, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of June 30, 2020. The Senior Loan Facility is secured by share pledges, accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of June 30, 2020, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge ratio, debt yield ratio, capital expenditures and liquidity. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM’s Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings and Formula 1 are in compliance with all debt covenants as of June 30, 2020. As previously disclosed, Braves Holdings is expected to be out of compliance with certain debt covenants as of June 30, 2020. Braves Holdings is in ongoing discussions with counterparties to its operating credit facilities and debt related to ballpark funding to obtain waivers and covenant modifications. Pursuant to an amendment to the Senior Loan Facility on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ended March 31, 2022, in which case the relevant additional conditions will cease to apply.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2020
Sirius XM 3.875% Senior Notes due 2022	$1,001
Sirius XM 4.625% Senior Notes due 2023	$504
Sirius XM 4.625% Senior Notes due 2024	$1,536
Sirius XM 5.375% Senior Notes due 2025	$1,027
Sirius XM 5.375% Senior Notes due 2026	$1,031
Sirius XM 5.0% Senior Notes due 2027	$1,538
Sirius XM 5.50% Senior Notes due 2029	$1,320
Sirius XM 4.125% Senior Notes due 2030	$1,479
Pandora 1.75% Senior Notes due 2020	$1
Pandora 1.75% Senior Notes due 2023	$217

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at June 30, 2020.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2020 aggregated $329 million, which is payable as follows: $69 million in 2020, $97 million in 2021, $42 million in 2022, $33 million in 2023 and $88 million thereafter. The guaranteed amounts in 2020 have been reduced to reflect a shortened 2020 season due to the COVID-19 pandemic. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Potential Impact of COVID-19

The business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19, and continue to be impacted. These businesses may be required to hold a smaller number of events than originally planned or may not be able to reschedule previously canceled or postponed events. The current year regular baseball season is scheduled for 60 games. Formula 1 has scheduled 13 Events in 2020, with a potential for additional Events. In addition, these businesses may be precluded from holding events with fans in attendance for an undetermined period of time, thereby reducing revenue associated with fan attendance. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets, even after the restrictions are lifted. In many cases, the impact of cancelled events, closed venues and reduced attendance will substantially decrease our revenue. Due to these revenue reductions, these businesses have looked to reduce expenses, but may not be able to reduce expenses to the same degree as our decline in revenue, which is expected to adversely affect our results of operations and cash flow.

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

Pre-1972 Sound Recording Litigation.  On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California. The complaint alleges a violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 (“pre-1972 recordings”). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

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

In January 2020, the participants filed written rebuttal statements, responding to each other’s proposals. A multi-week hearing was scheduled to begin before the CRB in March 2020, but has been delayed as a result of the COVID-19 pandemic. Sirius XM Holdings expects the hearing to begin before the CRB this summer.

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

For the six months ended June 30, 2020, the Company has identified the following subsidiaries as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,578	1,537	3,163	2,995
Advertising	236	358	521	567
Equipment	25	41	66	82
Other	35	41	76	77
Total Liberty SiriusXM Group	1,874	1,977	3,826	3,721
Braves Group
Corporate and other:
Baseball	5	198	17	212
Development	6	10	16	18
Total Braves Group	11	208	33	230
Formula One Group
Formula 1:
Primary	12	531	25	729
Other	12	89	38	137
Total Formula One Group	24	620	63	866
Consolidated Liberty	$1,909	2,805	3,922	4,817

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the six months ended June 30, 2020 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the six months ended June 30, 2020 were approximately $184 million and $806 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,292 million for the remainder of 2020, $1,884 million in 2021, $1,672 million in 2022, $3,201 million in 2023 through 2028, and $211 million thereafter, primarily recognized through 2035. These amounts have been adjusted to reflect known reductions in estimated revenue due to decreases in the number of games anticipated for the 2020 baseball season and Events for the 2020 World Championship due to the COVID-19 pandemic and may further decrease or shift to future periods due to the final number and timing of games and races or through negotiations with counterparties. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$615	622	1,254	1,212
Corporate and other	(12)	(4)	(19)	(6)
Total Liberty SiriusXM Group	603	618	1,235	1,206
Braves Group
Corporate and other	(28)	61	(54)	28
Total Braves Group	(28)	61	(54)	28
Formula One Group
Formula 1	(16)	145	(48)	210
Corporate and other	(10)	(9)	(20)	(15)
Total Formula One Group	(26)	136	(68)	195
Consolidated Liberty	$549	815	1,113	1,429

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$32,253	692	149
Corporate and other	1,246	453	—
Total Liberty SiriusXM Group	33,499	1,145	149
Braves Group
Corporate and other	1,702	96	43
Total Braves Group	1,702	96	43
Formula One Group
Formula 1	9,256	—	4
Corporate and other	2,327	33	10
Total Formula One Group	11,583	33	14
Elimination (1)	(576)	—	—
Consolidated Liberty	$46,208	1,274	206
(1)	This is primarily the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as discussed in note 2. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA	$549	815	1,113	1,429
Legal settlements and reserves	—	—	16	(25)
Stock-based compensation	(45)	(76)	(112)	(141)
Acquisition and restructuring (note 3)	(24)	(7)	(24)	(83)
Depreciation and amortization	(266)	(271)	(533)	(519)
Operating income (loss)	214	461	460	661
Interest expense	(163)	(167)	(327)	(326)
Share of earnings (losses) of affiliates, net	(193)	34	(255)	14
Realized and unrealized gains (losses) on financial instruments, net	(180)	(87)	(179)	(185)
Other, net	14	21	31	29
Earnings (loss) before income taxes	$(308)	262	(270)	193

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings or Live Nation, in which Liberty holds an interest and that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

On April 22, 2020, the Company’s board of directors approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”).

The assets reattributed from the Formula One Group to the Liberty SiriusXM Group, valued at $2.8 billion, consisted of:

●	Liberty’s entire Live Nation stake, consisting of approximately 69.6 million shares of Live Nation common stock;
●	a newly-created Formula One Group intergroup interest, consisting of approximately 5.3 million notional shares of Liberty Formula One common stock, to cover exposure under Liberty’s 1.375% cash convertible senior notes due 2023 (the “Convertible Notes”);
●	the bond hedge and warrants associated with the Convertible Notes;
●	the entire Liberty SiriusXM Group intergroup interest, consisting of approximately 1.9 million notional shares of Liberty SiriusXM common stock, thereby eliminating the Liberty SiriusXM Group intergroup interest; and
●	a portion, consisting of approximately 2.3 million notional shares of Liberty Braves common stock, of the Formula One Group’s intergroup interest in the Braves Group, to cover exposure under the Convertible Notes.

The reattributed liabilities, valued at $1.3 billion, consisted of:

●	the Convertible Notes;
●	Liberty’s 2.25% exchangeable senior debentures due 2048; and
●	Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value has been reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares that were reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, which was funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, resulting in an aggregate outstanding balance of $750 million, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which was repaid with the proceeds from the rights offering described below (the “Intergroup Loan”).

The reattribution is reflected in the Company’s financial statements on a prospective basis.

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2020, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. As of June 30, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $1,924 million, which includes approximately $1,770 million of subsidiary cash. Additionally, the Liberty SiriusXM Group retains an approximate 3.8% intergroup interest in the Braves Group and an approximate 2.2% intergroup interest in the Formula One Group as of June 30, 2020.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2020, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. As of June 30, 2020, the Braves Group has cash and cash equivalents of approximately $308 million. Additionally, the Liberty SiriusXM Group and the Formula One Group retain intergroup interests in the Braves Group.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2020, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interest in Formula 1, an approximate 11.3% intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Formula One Group has cash and cash equivalents of approximately $1,767 million as of June 30, 2020, which includes $324 million of subsidiary cash.

On April 22, 2020, the Company’s board of directors authorized management of the Company to cause subscription rights (the “Series C Liberty SiriusXM Rights”) to purchase shares of Series C Liberty SiriusXM common stock, par value $0.01 per share (“LSXMK”), in a rights offering (the “LSXMK rights offering”) to be distributed to holders of Series A Liberty SiriusXM common stock, par value $0.01 per share, Series B Liberty SiriusXM common stock, par value $0.01 per share, and LSXMK. In the LSXMK rights offering, Liberty distributed 0.0939 of a Series C Liberty SiriusXM Right for each share of Series A, Series B or Series C Liberty SiriusXM common stock held as of 5:00 p.m., New York City time, on May 13, 2020. Fractional Series C Liberty SiriusXM Rights were rounded up to the nearest whole right. Each whole Series C Liberty SiriusXM Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of LSXMK at a subscription price of $25.47, which was equal to an approximate 20% discount to the volume weighted average trading price of LSXMK for the 3-day trading period ending on and including May 8, 2020. Each Series C Liberty SiriusXM Right also entitled the holder to subscribe for additional shares of LSXMK that were unsubscribed for in the LSXMK rights offering pursuant to an oversubscription privilege. The LSXMK rights offering commenced on May 18, 2020, which was also the ex-dividend date for the distribution of the Series C Liberty SiriusXM Rights. The LSXMK rights offering expired at 5:00 p.m. New York City time, on June 5, 2020 and was fully subscribed with 29,594,089 shares of LSXMK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The proceeds from the LSXMK rights offering, which aggregated approximately $754 million, were used to repay the outstanding balance on the Intergroup Loan and accrued interest.

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization (“WHO”) assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. As a result, the Company’s results of operations have been negatively impacted by COVID-19 during the three and six months ended June 30, 2020. Further, Formula 1, the Atlanta Braves and Live Nation will continue to be materially impacted by COVID-19 and local state, and federal government actions taken in response, which will have a negative impact on our results of operations and financial condition in future periods. See Part II, Item 1A. Risk Factors.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$1,874	1,977	3,826	3,721
Total Liberty SiriusXM Group	1,874	1,977	3,826	3,721
Braves Group
Corporate and other	11	208	33	230
Total Braves Group	11	208	33	230
Formula One Group
Formula 1	24	620	63	866
Total Formula One Group	24	620	63	866
Consolidated Liberty	$1,909	2,805	3,922	4,817

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$398	421	849	737
Corporate and other	(15)	(8)	(24)	(17)
Total Liberty SiriusXM Group	383	413	825	720
Braves Group
Corporate and other	(33)	34	(77)	(15)
Total Braves Group	(33)	34	(77)	(15)
Formula One Group
Formula 1	(122)	26	(259)	(21)
Corporate and other	(14)	(12)	(29)	(23)
Total Formula One Group	(136)	14	(288)	(44)
Consolidated Liberty	$214	461	460	661

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$615	622	1,254	1,212
Corporate and other	(12)	(4)	(19)	(6)
Total Liberty SiriusXM Group	603	618	1,235	1,206
Braves Group
Corporate and other	(28)	61	(54)	28
Total Braves Group	(28)	61	(54)	28
Formula One Group
Formula 1	(16)	145	(48)	210
Corporate and other	(10)	(9)	(20)	(15)
Total Formula One Group	(26)	136	(68)	195
Consolidated Liberty	$549	815	1,113	1,429

Revenue.  Our consolidated revenue decreased $896 million and $895 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by decreases in revenue for Formula 1, Braves Holdings and Sirius XM Holdings.  See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income decreased $247 million and $201 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2020 was primarily driven by decreases of $148 million, $66 million and $23 million in Formula 1, Braves Holdings and Sirius XM Holdings operating results, respectively.  The decrease for the six months ended June 30, 2020 was primarily driven by decreases of $238 million and $62 million in Formula 1 and Braves Holdings operating results, respectively, partially offset by a $112 million improvement in Sirius XM Holdings operating results.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $112 million and $141 million of stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively. The decrease in stock compensation expense is primarily due to a decrease at Braves Holdings. As of June 30, 2020, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $35 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.1 years. Additionally, as of June 30, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $342 million.  The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Operating income (loss)	$214	461	460	661
Depreciation and amortization	266	271	533	519
Stock-based compensation	45	76	112	141
Legal settlements and reserves	—	—	(16)	25
Acquisition and restructuring	24	7	24	83
Adjusted OIBDA	$549	815	1,113	1,429

Consolidated Adjusted OIBDA decreased $266 million and $316 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended June 30, 2020 was primarily due to decreases of $161 million, $88 million and $7 million in Formula 1, Braves Holdings and Sirius XM Holdings Adjusted OIBDA, respectively. The decrease in Adjusted OIBDA for the six months ended June 30, 2020 was primarily due to decreases of $258 million and $82 million in Formula 1 and Braves Holdings Adjusted OIBDA, respectively, partially offset by a $42 million increase in Sirius XM Holdings Adjusted OIBDA. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(120)	(109)	(231)	(211)
Braves Group	(6)	(7)	(13)	(14)
Formula One Group	(37)	(51)	(83)	(101)
Consolidated Liberty	$(163)	(167)	(327)	(326)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(146)	(7)	(148)	(11)
Braves Group	(1)	7	3	9
Formula One Group	(46)	34	(110)	16
Consolidated Liberty	$(193)	34	(255)	14

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(184)	15	(189)	16
Braves Group	(1)	(2)	(10)	(4)
Formula One Group	5	(100)	20	(197)
Consolidated Liberty	$(180)	(87)	(179)	(185)

Other, net
Liberty SiriusXM Group	$4	6	17	9
Braves Group	1	1	—	1
Formula One Group	9	14	14	19
Consolidated Liberty	$14	21	31	29

	$(522)	(199)	(730)	(468)

Interest expense. Consolidated interest expense decreased $4 million and increased $1 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Liberty SiriusXM Group increased during the three and six months ended June 30, 2020 due to an increase in the average amount of corporate and subsidiary debt outstanding. Interest expense for the Formula One Group decreased during the three and six months ended June 30, 2020 due to a decrease in the average amount of corporate and subsidiary debt outstanding.  As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(144)	NA	(144)	NA
Sirius XM Canada	4	(1)	8	2
Other	(6)	(6)	(12)	(13)
Total Liberty SiriusXM Group	(146)	(7)	(148)	(11)

Braves Group
Other	(1)	7	3	9
Total Braves Group	(1)	7	3	9

Formula One Group
Live Nation (a)	(46)	30	(112)	7
Other	—	4	2	9
Total Formula One Group	(46)	34	(110)	16
Consolidated Liberty	$(193)	34	(255)	14
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Debt and equity securities	$22	40	(113)	71
Debt measured at fair value	(262)	(71)	282	(233)
Change in fair value of bond hedges	73	(12)	(250)	39
Other derivatives	(13)	(44)	(98)	(62)
	$(180)	(87)	(179)	(185)

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

The unrealized losses on other derivatives for the three and six months ended June 30, 2020 are primarily due to changes in the fair value of Formula 1’s interest rate swaps.

Other, net.  Other, net income decreased $7 million and increased $2 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended was primarily driven by a decrease in gains on dilution of our investment in Live Nation. The increase for the six months ended June 30, 2020 was primarily driven by a one-time lawsuit settlement of $7 million recorded by Sirius XM Holdings during the six months ended June 30, 2020, partially offset by a decrease in gains on dilution of our investment in Live Nation. As previously disclosed, Liberty’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Accordingly, any gains or losses on dilution of our investment in Live Nation are reflected in Formula One Group’s results prior to the reattribution and in Liberty SiriusXM Group’s results following the reattribution.

Income taxes.  During the three and six months ended June 30, 2020, we had losses before income taxes of $308 million and $270 million, respectively, and income tax benefits of $46 million and $10 million, respectively. During the three and six months ended June 30, 2019, we had earnings before income taxes of $262 million and $193 million, respectively, and income tax expense of $70 million and $128 million, respectively. For the three months ended June 30, 2020, the Company recognized additional tax expense for changes to our valuation allowance. For the six months ended June 30, 2020, the Company recognized additional tax expense due to the effect of state income taxes and changes to our valuation allowance, partially offset by tax benefits from the utilization of federal tax credits. For the three months ended June 30, 2019, the Company recognized additional tax expense due to the effect of state income taxes and changes in our valuation allowance, partially offset by federal income tax credits and the effect of foreign income taxed at rates lower than the U.S. income tax rate of 21%. For the six months ended June 30, 2019, the Company recognized additional tax expense due to a change in the effective state tax rate used to measure deferred taxes and changes in our valuation allowance, primarily as a result of the acquisition of Pandora discussed in note 3 of the accompanying condensed consolidated financial statements.

Net earnings.  We had net losses of $262 million and $260 million for the three and six months ended June 30, 2020, respectively, and net earnings of $192 million and $65 million for the three and six months ended June 30, 2019, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2020, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of June 30, 2020, Liberty had $242 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of June 30, 2020 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$1,770
Corporate and other	154
Total Liberty SiriusXM Group	$1,924
Braves Group
Corporate and other	$308
Total Braves Group	$308
Formula One Group
Formula 1	$324
Corporate and other	1,443
Total Formula One Group	$1,767

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has not been met as of June 30, 2020. As of June 30, 2020, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company. As of June 30, 2020, Liberty had $600 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $270 million available under Liberty’s margin loan secured by shares of Live Nation.

As stated in note 9 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings and Formula 1 are in compliance with all debt covenants as of June 30, 2020. As disclosed above, Braves Holdings is expected to be out of compliance with certain debt covenants as of June 30, 2020. Braves Holdings is in ongoing discussions with counterparties to its operating credit facilities and debt related to ballpark funding to obtain waivers and covenant modifications. Pursuant to an amendment to Formula 1’s Senior Loan Facility on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ended March 31, 2022, in which case the relevant additional conditions will cease to apply.

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for disclosures related to the anticipated effects of the transition away from London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest on Liberty’s margin loans, Sirius XM Holdings’ borrowings under its Credit Facility and Formula 1’s borrowings under its Senior Loan Facility.

	Six months ended
	June 30,
	2020	2019

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$967	909
Braves Group cash provided (used) by operating activities	1	64
Formula One Group cash provided (used) by operating activities	(99)	199
Net cash provided (used) by operating activities	$869	1,172
Liberty SiriusXM Group cash provided (used) by investing activities	$(265)	588
Braves Group cash provided (used) by investing activities	(39)	(55)
Formula One Group cash provided (used) by investing activities	101	(21)
Net cash provided (used) by investing activities	$(203)	512
Liberty SiriusXM Group cash provided (used) by financing activities	$726	(1,351)
Braves Group cash provided (used) by financing activities	155	(30)
Formula One Group cash provided (used) by financing activities	1,188	(4)
Net cash provided (used) by financing activities	$2,069	(1,385)

Liberty’s primary uses of cash during the six months ended June 30, 2020 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $138 million of Series A and Series C Liberty SiriusXM common stock repurchases and the repayment of $130 million outstanding under Liberty’s margin loan secured by shares of Live Nation. These uses were primarily funded by returns of investments in equity method affiliates and dividends from Sirius XM Holdings. In connection with the reattribution, Liberty borrowed $400 million under the margin loan secured by shares of Sirius XM Holdings. The proceeds from the LSXMK rights offering, which aggregated approximately $754 million, were used to repay the outstanding balance on the Intergroup Loan and accrued interest.

Sirius XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding Sirius XM Holdings common stock, investments in equity method investments, additions to property and equipment and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the six months ended June 30, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $117 million, of which Liberty received $84 million. On July 14, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.01331 per share of common stock payable on August 31, 2020 to stockholders of record as of the close of business on August 7, 2020.

During the six months ended June 30, 2020, Formula 1 borrowed against its revolving credit facility and then repaid the outstanding balance in full.

Braves Holdings’ primary use of cash was capital expenditures for continued expansion of the mixed-use development, funded primarily by net borrowings of debt.

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

Sirius XM Holdings’ uses of cash are expected to be redemption of its 5.375% Senior Notes due 2025 and 4.625% Senior Notes due 2023, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of outstanding debt. Liberty expects Sirius XM Holdings to fund its projected uses of cash with cash provided by operations, cash on hand and borrowings under its existing credit facility.

Sirius XM Holdings does not expect the COVID-19 pandemic and its related economic impact to affect its capital and financial resources, including its liquidity position. The COVID-19 pandemic has not impacted Sirius XM Holdings’

ability to access its traditional funding sources. The pandemic has not increased Sirius XM Holdings’ costs of, or reduced its access to, capital under its revolving credit facility or the debt capital markets, and Sirius XM Holdings does not believe it is reasonably likely to do so in the near-term.  In addition, Sirius XM Holdings does not believe that the pandemic will affect its ongoing ability to meet the covenants in its debt instruments, including under its revolving credit facility.

Formula 1’s uses of cash are expected to be debt service payments and operating expenses. Although Formula 1’s operating cash flows are expected to decrease as a result of COVID-19, Liberty expects Formula 1 to fund its projected uses of cash with cash provided by operations, cash on hand and other sources of liquidity.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development, debt service payments and operating expenses. Although Braves Holdings’ operating cash flows are expected to decrease as a result of COVID-19, Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and through the issuance of new construction loans.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

Sirius XM Holdings.  Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM’s satellite radios are primarily distributed through automakers, retailers, and its website. The Sirius XM service is also available through its user interface, called “360L,” which combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. The Sirius XM business also derives revenue from advertising on select non-music channels, direct sales of its satellite radios and accessories, and other ancillary services. As of June 30, 2020, the Sirius XM business had approximately 34.3 million subscribers.

In addition to its audio entertainment businesses, Sirius XM provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers.  Sirius XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and planes. The Sirius XM business also holds a 70% equity interest and 33% voting interest in Sirius XM Canada.

In May 2020, Sirius XM terminated the Automatic Labs Inc. (“Automatic”) service, which was part of its connected services business.  Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed many older vehicles into connected vehicles. During the three and six months ended June 30, 2020 Sirius XM Holdings recorded $24 million of restructuring expenses related to the termination of the service.

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of June 30, 2020, Pandora had approximately 6.3 million subscribers. The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service. In addition, Pandora has an arrangement with SoundCloud to be its exclusive U.S. ad sales representative.  Through this arrangement, Pandora is able to offer advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. by Pandora, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers. As of June 30, 2020, the Pandora business had approximately 59.6 million monthly active users.

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

Sirius XM Holdings acquired Pandora on February 1, 2019. Although Pandora’s results are only included in Sirius XM Holdings’ results beginning on February 1, 2019, we believe a discussion of Sirius XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of Sirius XM Holdings for the three and six months ended June 30, 2019. The pro forma financial information was prepared based on the historical financial information of Sirius XM Holdings and Pandora and assuming the acquisition of Pandora took place on January 1, 2019. The pro forma results primarily include adjustments related to one additional month of Pandora’s operations, amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Sirius XM Holdings had the business combination occurred on January 1, 2019, or to project the results of operations of Sirius XM Holdings or Liberty for any future periods.

As of June 30, 2020, there is an approximate 27% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(actual)	(pro forma)	(actual)	(pro forma)

	amounts in millions
Sirius XM:
Subscriber revenue	$1,453	1,402	2,910	2,772
Advertising revenue	25	52	69	98
Equipment revenue	25	41	66	82
Other revenue	35	43	76	81
Total Sirius XM revenue	1,538	1,538	3,121	3,033
Pandora:
Subscriber revenue	125	135	253	269
Advertising revenue	211	306	452	537
Total Pandora revenue	336	441	705	806
Total revenue	1,874	1,979	3,826	3,839
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(592)	(593)	(1,185)	(1,162)
Pandora cost of services (excluding legal reserve)	(264)	(285)	(526)	(540)
Subscriber acquisition costs	(48)	(104)	(147)	(212)
Selling, general and administrative expenses (excluding legal settlement)	(303)	(318)	(602)	(625)
Other operating expenses	(52)	(61)	(112)	(116)
Adjusted OIBDA	615	618	1,254	1,184
Legal settlements and reserves	—	—	16	(25)
Acquisition and restructuring	(24)	—	(24)	—
Stock-based compensation	(52)	(57)	(107)	(117)
Depreciation and amortization	(141)	(137)	(290)	(276)
Operating income	$398	424	849	766

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 4% and 5% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to higher self-pay revenue as a result of increases in certain subscription plans and higher U.S. Music Royalty Fees due to a higher music royalty rate.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue decreased approximately 52% and 30% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to lower advertising spend as a result of the impact of the COVID-19 pandemic, primarily on news and sports channels due to the cancellation of live sporting events.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue decreased approximately 39% and 20% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by lower royalty revenue as new vehicle production decreased due to the impact of COVID-19 and by lower direct sales to customers.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased approximately 19% and 6% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was primarily driven by lower revenue generated by connected vehicle services, lower revenue from Sirius XM Canada and lower revenue from rental car arrangements. The decrease for the six month period was driven by lower revenue from

Sirius XM Canada and lower revenue from rental car arrangements, partially offset by higher revenue generated from connected vehicle services.

Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pandora subscriber revenue decreased 7% and 6% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to the expiration of the one-year promotional subscriptions generated through an expired agreement with T-Mobile.

Pandora advertising revenue is generated primarily from audio, display and video advertising. Pandora advertising revenue decreased 31% and 16% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to lower advertising spend as a result of the impact of the COVID-19 pandemic.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 1% and 3% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to music royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs decreased 8% and were flat for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was driven by one-time benefits for reduced sports programming as a result of shortened sports seasons and lower live event programming costs due to COVID-19. During the six months ended June 30, 2020, higher content licensing costs and higher personnel costs were offset by one-time benefits for reduced sports programming as a result or shortened sports seasons due to COVID-19.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs were relatively flat and decreased 3% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the six month period was driven by reduced staffing resulting from stay at home orders issued in countries in which Sirius XM or its vendors operate call centers and lower transaction costs from a one-time recovery of fees, partially offset by higher bad debt expense.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services increased 14% and 7% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were primarily driven by higher cloud hosting and wireless costs associated with Sirius XM’s streaming services, partially offset by lower direct sales to consumers and lower inventory reserves.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora costs of services decreased 7% and 3% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties decreased 10% and 5% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year due to lower listening hours, lower subscriber revenue and lower costs resulting from the presence of minimum guarantees associated with direct license agreements with major record labels in the prior year.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 100% and 57% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year primarily due to increases in personnel related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs and increased 10% and 9% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year driven by higher bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 13% and 4% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year due to decreases in streaming and personnel related costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and six months ended June 30, 2020, subscriber acquisition costs decreased approximately 54% and 31%, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies, as certain subsidy rates decreased.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2020, selling, general and administrative expense decreased 5% and 4%, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to lower personnel costs, lower travel and entertainment costs and the resolution of a sales and use tax audit during the second quarter of 2020, partially offset by additional subscriber communications, retention programs and acquisition campaigns and higher legal costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three and six months ended June 30, 2020 other operating expenses decreased approximately 15% and 3%, respectively, as compared to the corresponding periods in the prior year, driven by lower personnel costs, partially offset by higher data costs.

Legal settlements and reserves for the six months ended June 30, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying condensed consolidated financial statements for the six months ended June 30, 2020. Legal settlements and reserves for the six months ended June 30, 2019 relates to a one-time $25 million legal settlement reserve for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying condensed consolidated financial statements for the six months ended June 30, 2019. The aforementioned reserve and legal settlement have been excluded from Adjusted OIBDA for the corresponding periods as they were not part of Sirius XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Acquisition and restructuring costs for the three and six months ended June 30, 2020 relate to costs associated with the termination of the Automatic service and the acquisition of Simplecast.

Stock-based compensation decreased 9% during the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year. The decreases are primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 3% and 5% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase is primarily due to higher depreciation and amortization expense related to additional assets placed in-service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with various Events. The 2020 World Championship calendar was originally scheduled to have 22 Events in 2020. However, due to the COVID-19 pandemic, the start of the 2020 Event season was postponed until early July, with certain Events being cancelled and others potentially to be rescheduled at later dates. Formula 1 has scheduled 13 Events in 2020, with a potential for additional Events. The 2019 World Championship calendar consisted of 21 Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Primary Formula 1 revenue	$12	531	25	729
Other Formula 1 revenue	12	89	38	137
Total Formula 1 revenue	24	620	63	866
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(16)	(441)	(59)	(589)
Selling, general and administrative expenses	(24)	(34)	(52)	(67)
Adjusted OIBDA	(16)	145	(48)	210
Stock-based compensation	(4)	(6)	(8)	(10)
Depreciation and amortization	(102)	(113)	(203)	(221)
Operating income (loss)	$(122)	26	(259)	(21)

Number of Events	—	7	—	9

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

Primary Formula 1 revenue decreased $519 million and $704 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. Since there were no Events during the three and six months ended June 30, 2020, only the elements of sponsorship contracts that relate to non-race related rights were recognized during the three and six months ended June 30, 2020, and no race promotion fees nor broadcasting fees were recognized. During the three and six months ended June 30, 2019, race specific promotion revenue and sponsorship revenue from seven and nine Events, respectively, were recognized, together with a proportion of season-based broadcasting and sponsorship revenue.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the Formula 2 and Formula 3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations. The $77 million and $99 million decreases in Other Formula 1 revenue during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year were attributable to the lack of any Events in the current periods due to COVID-19, resulting in zero revenue from the Paddock Club, other Event-based activities and television production activities. Other Formula 1 revenue during the three and six months ended June 30, 2019 was driven by revenue from seven and nine Events, respectively, and from the sale of the new Formula 3 chassis and other components to the series’ competing teams at the start of the first season of the expected three year vehicle cycle which commenced in 2019.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Team payments	$—	(335)	—	(431)
Other costs of Formula 1 revenue	(16)	(106)	(59)	(158)
Cost of Formula 1 revenue	$(16)	(441)	(59)	(589)

Cost of Formula 1 revenue decreased $425 million and $530 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. Since there were no Events during the three and six months ended June 30, 2020, no team payments expense was recognized during the periods.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs decreased $90 million and $99 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year primarily due to no Events taking place and the deferral of expenses that are not critical to Formula 1’s business. Certain costs were incurred during the six months ended June 30, 2020 in anticipation of the start of the 2020 race season. These included freight, travel and technical costs relating to both the Australian Grand Prix, which was cancelled on the eve of the Event, and other postponed Events originally scheduled for the start of the season.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $10 million and $15 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year driven by lower personnel costs and lower discretionary marketing expenditures, partially offset by the effects of foreign exchange related losses during the six months ended June 30, 2020. With the World Championship having resumed in July, and assuming Events are able to be staged as planned for the remainder of the year, personnel costs are expected to return to levels closer to normal in the third quarter.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $2 million during both the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year due to the vesting of outstanding awards and a decrease in the fair value of the underlying awards.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $11 million and $18 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates ANLBC and six Minor League Baseball Clubs (the Gwinnett Stripers, the Mississippi Braves, the Rome Braves, the Danville Braves, the GCL Braves and the Dominican Summer League). ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and are participating in the construction of an adjacent mixed-use development project, which we refer to as the Development Project.

Due to COVID-19, Major League Baseball postponed the start of the 2020 season until late July. The current year regular season is scheduled for 60 games and attendance of fans is currently uncertain.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Baseball revenue	$5	198	17	212
Development revenue	6	10	16	18
Total Braves Holdings revenue	11	208	33	230
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(24)	(129)	(53)	(160)
Selling, general and administrative expenses	(13)	(17)	(31)	(39)
Adjusted OIBDA	(26)	62	(51)	31
Stock-based compensation	16	(5)	13	(8)
Depreciation and amortization	(20)	(21)	(35)	(34)
Operating income	$(30)	36	(73)	(11)

Home Games	—	41	—	41

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. Braves Holdings’ revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season. The decreases in baseball revenue in the current year periods were primarily driven by the postponement of the 2020 season and a corresponding reduction to all primary sources of revenue. The decreases in development revenue in the current year periods were primarily driven by the deferral of rental income from the mixed-use facilities.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2020, other operating expenses decreased $105 million and $107 million, respectively, as compared to the corresponding periods in the prior year. The decreases in the current year periods were primarily due to the postponement of the 2020 season and the subsequent delay in the recognition of player salaries and reductions in other facility and game day expenses.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $4 million and $8 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases during the three and six months ended June 30, 2020 were primarily driven by the postponement of the 2020 season and the subsequent deferral of certain marketing initiatives.

Stock-based compensation decreased $21 million during the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year, driven by a decrease in the valuation of outstanding Braves Holdings awards.

Depreciation and amortization was relatively flat for the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$750	2.4%	$11,833	4.0%
Braves Group	$375	2.0%	$343	3.7%
Formula One Group	$832	3.5%	$2,803	4.6%

Liberty’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its Credit Facility and Formula 1’s borrowings under its Senior Loan Facility carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty, SiriusXM Holdings and Formula 1 expect to incorporate alternative reference rates when amending these facilities, as applicable.

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

At June 30, 2020, the fair value of our marketable debt and equity securities was $242 million. Had the market price of such securities been 10% lower at June 30, 2020, the aggregate value of such securities would have been approximately $24 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at June 30, 2020 the aggregate value of such security would have been $309 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes "Legal Proceedings" under Item 3 of Part I. Other than as described in Part II, Item 1. “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Part I, Item 1A of its Annual Report for the year ended December 31, 2019 or Part II, Item 1A. Risk Factors of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Formula 1, the Atlanta Braves and Live Nation have been, and will continue to be, materially impacted by COVID-19 and local, state and federal government actions taken in response, which will have a negative impact on our results of operations and financial condition.

The global spread of COVID-19 has prompted most local, state, federal and foreign governmental agencies to impose travel restrictions and local quarantines or stay at home restrictions to contain the spread. Although those restrictions have recently lifted or been loosened, as a result, the business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19, and continue to be impacted. The first ten races of the 2020 Formula 1 season were either cancelled or postponed, and prior to late-July, all Major League Baseball games were postponed, with a portion of spring training for teams also having been cancelled. The Battery has also been impacted due to the impacts of these restrictions on retail as well as restaurants, which had initially been limited to take-out and/or delivery service. Live Nation events have been severely impacted by COVID-19, with the vast majority of shows being postponed and the remainder cancelled with refunds issued. However, beginning in July, both Formula 1 and Major League Baseball resumed races and games, respectively, although with no fan attendance. The Battery has also seen the vast majority of businesses reopen as local quarantines and stay at home restrictions have lifted. No revenue will be recognized from events that were not held and furthermore, if any events currently scheduled to be held are cancelled or postponed due to restrictions being re-implemented, no revenue will be recognized from those events, and it is unclear whether and to what extent certain of those events will be rescheduled.

Although many of these restrictions have been, or are in the process of being, lifted or loosened, there can be no assurance as to when the operations of Formula 1, the Atlanta Braves and Live Nation will resume as normal. There also cannot be any assurance as to when operations will resume or when they will resume in full or in a limited capacity due to continuing restrictions, including how long fans will be barred from attending events or whether they will be permitted to attend only in limited numbers. For example, it is possible that continuing concerns could cause professional sports teams in the U.S. to continue to play games without a live audience, as is currently the case with Major League Baseball. Even if these restrictions are loosened or lifted in the near future, concerns about COVID-19 could deter fans from attending events or employees, vendors and other third parties from providing services for these events. In addition, even if these restrictions are loosened or lifted, there is no assurance that they will not be re-implemented as COVID-19 continues to spread.

As a result of the government mandates and possibility of continued concerns, these businesses are facing a potentially lengthy period of time in which they are unable to hold the same number of events, or hold events in the same manner, as they did in prior years due to the uncertainty around COVID-19. These businesses may be required to hold a smaller number of events than originally planned or may not be able to reschedule previously canceled or postponed events. In addition, these businesses may be precluded from holding events with fans in attendance for an undetermined period of time, thereby reducing any additional revenue associated with fan attendance. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets, even after the restrictions are lifted. In many cases, the impact of cancelled events, closed venues and reduced attendance will substantially decrease our revenue. In many cases, we will not be able to reduce our expenses, to the same degree as our decline in revenue, which will adversely affect our results of operations and cash flow.

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

Even after our businesses resume operations as normal there can be no assurances that fans attending events or vendors and employees working at our events will not contract COVID-19 in the course of attending or providing services. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our businesses and results of operations.

For the reasons set forth above and other reasons that may come to light as the coronavirus outbreak and protective measures evolve, we cannot reasonably estimate the impact to our future revenue, results of operations, cash flows or financial condition, but such impacts have been and will continue to be significant and could have a material adverse effect on our business, revenue, results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In August 2015, our board of directors authorized $1 billion of Liberty Media Corporation common stock repurchases, which could be used to repurchase any of the Series A and Series C of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock. In November 2019, our board of directors authorized an additional $1 billion of Series A and Series C shares of each of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock repurchases. As of June 30, 2020, $1.23 billion was available for future share repurchases.

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during the three months ended June 30, 2020.

During the three months ended June 30, 2020, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Time-Based Restricted Stock Units Agreement between the Registrant and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	August 10, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 10, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4