Form 10-Q
period 2020-09-30
Liberty Media Corp
filed 2020-11-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2020 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	100,671,324	9,803,202	229,890,516
Liberty Braves common stock	10,312,721	981,778	39,929,761
Liberty Formula One common stock	25,835,710	2,446,857	203,497,807

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2020	December 31, 2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,936	1,222
Trade and other receivables, net	771	767
Other current assets	566	416
Total current assets	3,273	2,405
Investments in affiliates, accounted for using the equity method (note 7)	1,106	1,625

Property and equipment, at cost	3,906	3,780
Accumulated depreciation	(1,670)	(1,518)
	2,236	2,262
Intangible assets not subject to amortization (note 8):
Goodwill	19,956	19,939
FCC licenses	8,600	8,600
Other	1,405	1,405
	29,961	29,944
Intangible assets subject to amortization, net (note 8)	5,489	5,940
Other assets	1,724	2,013
Total assets	$43,789	44,189

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,403	1,621
Current portion of debt (note 9)	96	60
Deferred revenue	2,242	2,113
Other current liabilities	98	94
Total current liabilities	3,839	3,888
Long-term debt, including $3,237 million and $3,678 million measured at fair value at September 30, 2020 and December 31, 2019, respectively (note 9)	15,414	15,416
Deferred income tax liabilities	2,065	1,913
Other liabilities	1,091	1,047
Total liabilities	22,409	22,264

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2020	December 31, 2019

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 101,026,159 shares at September 30, 2020 and 103,339,016 shares at December 31, 2019 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,312,685 shares at September 30, 2020 and 10,312,639 shares at December 31, 2019 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,835,650 shares at September 30, 2020 and 25,834,334 shares at December 31, 2019 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,803,444 shares at September 30, 2020 and 9,808,601 at December 31, 2019 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,814 shares at September 30, 2020 and 981,860 at December 31, 2019 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,446,917 shares at September 30, 2020 and 2,448,233 shares at December 31, 2019 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 230,795,109 shares at September 30, 2020 and 203,324,574 shares at December 31, 2019 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 39,929,761 shares at September 30, 2020 and 39,894,784 shares at December 31, 2019 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 203,497,807 shares at September 30, 2020 and 203,366,419 shares at December 31, 2019 (note 2)	2	2
Additional paid-in capital	2,943	2,575
Accumulated other comprehensive earnings (loss), net of taxes	19	(33)
Retained earnings	13,225	13,748
Total stockholders' equity	16,192	16,295
Noncontrolling interests in equity of subsidiaries	5,188	5,630
Total equity	21,380	21,925
Commitments and contingencies (note 10)
Total liabilities and equity	$43,789	44,189

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,025	2,011	5,851	5,732
Formula 1 revenue	597	633	660	1,499
Other revenue	110	212	143	442
Total revenue	2,732	2,856	6,654	7,673
Operating costs and expenses, including stock-based compensation (note 4):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	602	592	1,759	1,684
Programming and content	123	116	351	338
Customer service and billing	119	120	359	352
Other	51	52	142	136
Cost of Formula 1 revenue	551	434	610	1,023
Subscriber acquisition costs	110	101	257	313
Other operating expense	154	223	339	511
Selling, general and administrative	423	440	1,221	1,275
Acquisition and restructuring (note 3)	—	—	24	83
Depreciation and amortization	279	271	812	790
	2,412	2,349	5,874	6,505
Operating income (loss)	320	507	780	1,168
Other income (expense):
Interest expense	(153)	(169)	(480)	(495)
Share of earnings (losses) of affiliates, net (note 7)	(187)	55	(442)	69
Realized and unrealized gains (losses) on financial instruments, net (note 6)	16	14	(163)	(171)
Other, net	(32)	(47)	(1)	(18)
	(356)	(147)	(1,086)	(615)
Earnings (loss) before income taxes	(36)	360	(306)	553
Income tax (expense) benefit	(7)	(98)	3	(226)
Net earnings (loss)	(43)	262	(303)	327
Less net earnings (loss) attributable to the noncontrolling interests	71	69	213	176
Net earnings (loss) attributable to Liberty stockholders	$(114)	193	(516)	151

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$12	140	138	368
Liberty Braves common stock	(31)	12	(16)	(33)
Liberty Formula One common stock	(95)	41	(638)	(184)
	$(114)	193	(516)	151

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.03	0.43	0.42	1.12
Series A, B and C Liberty Braves common stock	(0.61)	0.24	(0.31)	(0.65)
Series A, B and C Liberty Formula One common stock	(0.41)	0.18	(2.75)	(0.80)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 3 and 6):
Series A, B and C Liberty SiriusXM common stock	0.03	0.42	0.31	1.11
Series A, B and C Liberty Braves common stock	(0.61)	0.16	(1.57)	(0.65)
Series A, B and C Liberty Formula One common stock	(0.41)	0.18	(2.75)	(0.80)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Net earnings (loss)	$(43)	262	(303)	327
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	12	(8)	(10)	11
Credit risk on fair value debt instruments gains (losses)	(151)	(23)	86	(26)
Unrealized holding gains (losses) arising during the period	(1)	1	(7)	4
Share of other comprehensive earnings (loss) of equity affiliates	6	(8)	(20)	(8)
Comprehensive earnings (loss)	(177)	224	(254)	308
Less comprehensive earnings (loss) attributable to the noncontrolling interests	74	67	210	180
Comprehensive earnings (loss) attributable to Liberty stockholders	$(251)	157	(464)	128

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$(102)	132	119	374
Liberty Braves common stock	(32)	13	(24)	(29)
Liberty Formula One common stock	(117)	12	(559)	(217)
	$(251)	157	(464)	128

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings	$(303)	327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	812	790
Stock-based compensation	180	238
Share of (earnings) loss of affiliates, net	442	(69)
Realized and unrealized (gains) losses on financial instruments, net	163	171
Deferred income tax expense (benefit)	(43)	196
Other, net	85	68
Changes in operating assets and liabilities
Current and other assets	(148)	(61)
Payables and other liabilities	(132)	110
Net cash provided (used) by operating activities	1,056	1,770
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(94)	(25)
Return of investment in equity method affiliates	105	—
Cash proceeds from sale of investments	13	389
Cash (paid) received for acquisitions, net of cash acquired	(28)	313
Capital expended for property and equipment, including internal-use software and website development	(316)	(338)
Sales of short term investments and other marketable securities	—	73
Other investing activities, net	11	(2)
Net cash provided (used) by investing activities	(309)	410
Cash flows from financing activities:
Borrowings of debt	3,038	5,018
Repayments of debt	(2,595)	(4,345)
Liberty SiriusXM stock repurchases	(204)	(374)
Subsidiary shares repurchased by subsidiary	(870)	(1,959)
Proceeds from Liberty SiriusXM common stock rights offering	754	—
Cash dividends paid by subsidiary	(49)	(52)
Taxes paid in lieu of shares issued for stock-based compensation	(86)	(101)
Other financing activities, net	(66)	(41)
Net cash provided (used) by financing activities	(78)	(1,854)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	668	321
Cash, cash equivalents and restricted cash at beginning of period	1,306	452
Cash, cash equivalents and restricted cash at end of period	$1,974	773

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2020	2019

	amounts in millions
Cash and cash equivalents	$1,936	1,222
Restricted cash included in other current assets	10	57
Restricted cash included in other assets	28	27
Total cash and cash equivalents and restricted cash at end of period	$1,974	1,306

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended September 30, 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2020	$—	1	—	2	—	—	—	—	—	2	3,110	156	13,339	5,478	22,088
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(114)	71	(43)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(137)	—	3	(134)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	56	—	—	17	73
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(66)	—	—	—	(66)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(92)	—	—	(394)	(486)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(30)	—	—	30	—
Other, net	—	—	—	—	—	—	—	—	—	—	5	—	—	(17)	(12)
Balance at September 30, 2020	$—	1	—	2	—	—	—	—	—	2	2,943	19	13,225	5,188	21,380

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	1	—	2	—	—	—	—	—	2	2,575	(33)	13,748	5,630	21,925
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(516)	213	(303)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	52	—	(3)	49
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	144	—	—	49	193
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(86)	—	—	—	(86)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(204)	—	—	—	(204)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(184)	—	—	(710)	(894)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(58)	—	—	58	—
Common stock issued pursuant to the Series C Liberty SiriusXM common stock rights offering	—	—	—	—	—	—	—	—	—	—	754	—	—	—	754
Other, net	—	—	—	—	—	—	—	—	—	—	2	—	(7)	(49)	(54)
Balance at September 30, 2020	$—	1	—	2	—	—	—	—	—	2	2,943	19	13,225	5,188	21,380

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Expedia Holdings, Inc. (prior to July 2019) and GCI Liberty, Inc. (“GCI Liberty”), all of which are, or were (in the case of Liberty Expedia Holdings, Inc.), separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owns shares of Liberty Broadband’s Series C non-voting common stock). These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and the applicable counterparty, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides the applicable counterparty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty is reimbursed by each counterparty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. The remaining Services Agreements provide for the payment to Liberty of an annual fee for the provision of these services. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with the other companies. Under these various agreements, approximately $6 million and $23 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2020 and 2019, respectively, and $22 million and $39 million were reimbursed during the nine months ended September 30, 2020 and 2019, respectively.

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

Due to the delays of their respective 2020 seasons as a result of COVID-19, the majority of Braves Holdings revenue was recognized during the third quarter and the majority of Formula 1 revenue has been and will be recognized in the third and fourth quarters, respectively.

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

The assets reattributed from the Formula One Group to the Liberty SiriusXM Group, valued at $2.8 billion, consisted of:

●	Liberty’s entire Live Nation stake, consisting of approximately 69.6 million shares of Live Nation common stock;
●	a newly-created Formula One Group intergroup interest, consisting of approximately 5.3 million notional shares of Liberty Formula One common stock (see note 5), to cover exposure under Liberty’s 1.375% cash convertible senior notes due 2023 (the “Convertible Notes”);
●	the bond hedge and warrants associated with the Convertible Notes;
●	the entire Liberty SiriusXM Group intergroup interest, consisting of approximately 1.9 million notional shares of Liberty SiriusXM common stock, thereby eliminating the Liberty SiriusXM Group intergroup interest; and
●	a portion, consisting of approximately 2.3 million notional shares of Liberty Braves common stock (see note 5), of the Formula One Group’s intergroup interest in the Braves Group, to cover exposure under the Convertible Notes.

The reattributed liabilities, valued at $1.3 billion, consisted of:

●	the Convertible Notes;
●	Liberty’s 2.25% exchangeable senior debentures due 2048; and
●	Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value has been reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares that were reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, which was funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, resulting in an aggregate outstanding balance of $750 million, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which was repaid with the proceeds from the LSXMK rights offering described below (the “Intergroup Loan”).

The reattribution is reflected in the Company’s financial statements on a prospective basis.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of September 30, 2020, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group holds intergroup interests in the Formula One Group and the Braves Group as of September 30, 2020. As of September 30, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $137 million, which includes $33 million of subsidiary cash. During the nine months ended September 30, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $175 million, of which Liberty received $126 million. On October 6, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock payable on November 30, 2020 to stockholders of record as of the close of business on November 6, 2020.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of September 30, 2020, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group. As of September 30, 2020, the Braves Group has cash and cash equivalents of approximately $213 million, which includes $136 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of September 30, 2020, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. As of September 30, 2020, the Formula One Group has cash and cash equivalents of approximately $1,586 million, which includes $139 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.3% intergroup interest at September 30, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.8% intergroup interest at September 30, 2020. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at September 30, 2020. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2019, are as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019

	amounts in millions
Revenue	$2,858	7,793
Net earnings (loss)	$260	346
Net earnings (loss) attributable to Liberty stockholders	$191	164

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

Sirius XM Holdings restructuring of Automatic Labs

In May 2020, Sirius XM Holdings terminated the Automatic Labs Inc. ("Automatic") service, which was part of its connected services business. During the nine months ended September 30, 2020, Sirius XM Holdings recorded $24 million of restructuring expenses related to the termination of the service. The termination of the Automatic service does not meet the requirements to be reported as a discontinued operation because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.

Sirius XM Holdings acquisition of Stitcher

On October 16, 2020, Sirius XM Holdings acquired the assets of Stitcher, a pioneer in podcast production, distribution, and ad sales, from The E.W. Scripps Company (“Scripps”) and certain of its subsidiaries. Under the terms of the asset purchase agreement, Sirius XM Holdings paid $272 million in cash, which includes a working capital adjustment. The agreement provides that Sirius XM Holdings will potentially make up to $60 million in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics in 2020 and 2021.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Cost of services:
Programming and content	$9	8	24	22
Customer service and billing	1	1	4	3
Other	1	1	4	4
Other operating expense	11	15	31	37
Selling, general and administrative	46	51	117	151
	$68	76	180	217

Liberty—Grants of Awards

Awards granted during the nine months ended September 30, 2020 are summarized as follows:

	Nine Months Ended
	September 30, 2020
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees (1)	51	$10.52
Series C Liberty SiriusXM common stock, Liberty CEO (2)	388	$8.72
Series C Liberty Formula One common stock, Liberty employees (1)	45	$12.38
Series C Liberty Formula One common stock, Liberty CEO (2)	246	$7.55
Series C Liberty Formula One common stock, Formula 1 employees (3)	1,435	$7.55
Series C Liberty Braves common stock, Liberty employees (1)	27	$5.71
Series C Liberty Braves common stock, Liberty CEO (2)	137	$4.67
(1)	Grants vest between three and four years.
(2)	Grants cliff vest on December 31, 2020. Grants were made in connection with the CEO’s employment agreement.
(3)	Grants vest monthly over one year.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the nine months ended September 30, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Also during the nine months ended September 30, 2020, the Company granted 9 thousand, 3 thousand and 7 thousand time-based RSUs of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, to our CEO. The RSUs had a GDFV of $33.11, $18.17 and $24.68 per share, respectively, and cliff vest on December 10, 2020. These RSU grants were issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

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

Liberty SiriusXM

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	22	$22.62				9,817	$33.90
Granted	—	$—				439	$39.29
Exercised	(17)	$20.33				(121)	$28.50
Forfeited/Cancelled	—	$—				—	$—
Outstanding at September 30, 2020	5	$31.00	0.2	years	$—	10,135	$34.20	3.0	years	$22
Exercisable at September 30, 2020	5	$31.00	0.2	years	$—	7,985	$32.24	2.4	years	$21

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Braves

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	2	$11.89				1,267	$21.82
Granted	—	$—				164	$20.06
Exercised	—	$—				(11)	$16.24
Forfeited/Cancelled	—	$—				—	$—
Outstanding at September 30, 2020	2	$11.89	1.7	years	$—	1,420	$21.66	3.9	years	$3
Exercisable at September 30, 2020	2	$11.89	1.7	years	$—	817	$18.84	2.3	years	$2

Liberty Formula One

	Series A					Series C
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Liberty		remaining		value	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	1	$12.63				8,284	$31.16
Granted	—	$—				1,726	$28.85
Exercised	—	$—				(360)	$30.38
Forfeited/Cancelled	—	$—				—	$—
Outstanding at September 30, 2020	1	$12.63	2.2	years	$—	9,650	$30.78	4.5	years	$59
Exercisable at September 30, 2020	1	$12.63	2.2	years	$—	7,405	$30.03	4.1	years	$46

As of September 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $28 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

As of September 30, 2020, Liberty reserved 10.1 million, 1.4 million and 9.7 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the nine months ended September 30, 2020. As of September 30, 2020, Sirius XM Holdings has approximately 196 million options outstanding of which approximately 154 million are exercisable, each with a WAEP per share of $4.61 and $4.25, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of September 30, 2020 is $206 million and $195 million, respectively. During the nine months ended September 30, 2020, Sirius XM Holdings granted approximately

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

33 million nonvested RSUs with a GDFV per share of $6.14. The stock-based compensation expense related to Sirius XM Holdings was $58 million and $65 million for the three months ended September 30, 2020 and 2019, respectively, and $165 million and $171 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, the acquisition and restructuring costs recognized by Sirius XM Holdings during the nine months ended September 30, 2019 includes $21 million of stock-based compensation. As of September 30, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $418 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2020 are approximately 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 3 million potentially dilutive shares of Series A and Series C Liberty Braves common stock and 6 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 9), because their inclusion would be antidilutive. The Amended Warrant Transactions (as defined in note 9) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019 (a)	2020	2019 (a)

	numbers of shares in millions
Basic WASO	343	327	332	329
Potentially dilutive shares	1	4	2	4
Diluted WASO (b)	344	331	334	333
(a)	As discussed in note 2, Liberty distributed subscription rights to holders of Liberty SiriusXM common stock, which were priced at a discount to the market value, to acquire additional shares of Series C Liberty SiriusXM common stock. The LSXMK rights offering, because of the discount, is considered a stock dividend and has been reflected retroactively in prior periods for the weighted average shares outstanding.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$12	140	138	368
Unrealized (gain) loss on the intergroup interest	NA	NA	(35)	NA
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$12	140	103	368

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2020 (a)	2019	2020 (a)	2019 (a)

	numbers of shares in millions
Basic WASO	51	51	51	51
Potentially dilutive shares	9	10	9	10
Diluted WASO (b)	60	61	60	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	Prior to the reattribution, as discussed in note 2, the number of notional Liberty Braves shares representing the Formula One Group’s intergroup interest in the Braves Group was 9,084,940. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of September 30, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The intergroup interests are quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group have attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests are marked to fair value. As the notional shares underlying the intergroup interests are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underlie the 1.375% convertible bonds. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock are used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interests have no impact on the basic WASO. However, the notional shares representing the intergroup interests are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(31)	12	(16)	(33)
Unrealized (gain) loss on the intergroup interests	10	(2)	(78)	26
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(21)	10	(94)	(7)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2020 (a)	2019	2020 (a)	2019 (a)

	numbers of shares in millions
Basic WASO	232	231	232	231
Potentially dilutive shares	6	2	6	2
Diluted WASO (b)	238	233	238	233
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of September 30, 2020. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Formula One common stock underlie the 1.375% convertible bonds. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$(95)	41	(638)	(184)
Unrealized (gain) loss on the intergroup interest	23	NA	51	NA
Diluted earnings (loss) attributable to Formula One stockholders	$(72)	41	(587)	(184)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,668	1,668	—	992	992	—
Debt and equity securities	$231	178	53	353	242	111
Financial instrument assets	$214	31	183	498	29	469
Debt	$3,237	—	3,237	3,678	—	3,678
Financial instrument liabilities	$121	—	121	53	—	53

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Debt and equity securities	$4	18	(109)	89
Debt measured at fair value (a)	44	(62)	326	(295)
Change in fair value of bond hedges (b)	(32)	68	(282)	107
Other derivatives	—	(10)	(98)	(72)
	$16	14	(163)	(171)
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $193 million and a loss of $29 million for the three months ended September 30, 2020 and 2019,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

respectively, and a gain of $109 million and a loss of $33 million for the nine months ended September 30, 2020 and 2019, respectively, and the cumulative change was a gain of $136 million as of September 30, 2020.
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

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2020 and the carrying amount at December 31, 2019:

	September 30, 2020			December 31, 2019
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	33%	$3,752	$289	NA
Sirius XM Canada	70%	$ NA	617	636
Other		NA	80	8
Total Liberty SiriusXM Group			986	644

Braves Group
Other	various	NA	87	99
Total Braves Group			87	99

Formula One Group
Live Nation (a)			NA	746
Other	various	NA	33	136
Total Formula One Group			33	882
Consolidated Liberty			$1,106	1,625
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. See note 9 for details regarding the number and fair value of shares pledged as collateral as of September 30, 2020 pursuant to the Live Nation Margin Loan.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(177)	NA	(321)	NA
Sirius XM Canada	—	—	8	2
Other	(6)	(7)	(18)	(20)
Total Liberty SiriusXM Group	(183)	(7)	(331)	(18)

Braves Group
Other	(5)	4	(2)	13
Total Braves Group	(5)	4	(2)	13

Formula One Group
Live Nation (a)	NA	54	(112)	61
Other	1	4	3	13
Total Formula One Group	1	58	(109)	74
Consolidated Liberty	$(187)	55	(442)	69
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Canada

As of September 30, 2020, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $117 million as of September 30, 2020. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

Sirius XM Holdings has approximately $10 million in related party current assets as of September 30, 2020. At September 30, 2020, Sirius XM Holdings has approximately $1 million in current related party liabilities which are recorded in other current liabilities in the Company’s condensed consolidated balance sheet. Sirius XM Holdings recorded approximately $25 million in revenue for both the three months ended September 30, 2020 and 2019 and $73 million in revenue for both of the nine months ended September 30, 2020 and 2019, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during both of the three months ended September 30, 2020 and 2019, and $1 million during both of the nine months ended September 20, 2020 and 2019.

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $13 million during both the three months ended September 30, 2020 and 2019, and $36 million and $24 million during the nine months ended September 30, 2020 and 2019, respectively.  Sirius XM Holdings also had related party liabilities of $18 million as of September 30, 2020 related to this agreement.

(8)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2020	$15,803	3,956	180	19,939
Acquisition (a)	17	—	—	17
Balance at September 30, 2020	$15,820	3,956	180	19,956
(a)	See note 3 for additional information regarding Sirius XM Holdings’ acquisition of Simplecast.

Intangible Assets Subject to Amortization

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(692)	2,938	3,630	(543)	3,087
Customer relationships	3,086	(1,355)	1,731	3,086	(1,123)	1,963
Licensing agreements	315	(200)	115	316	(185)	131
Other	1,767	(1,062)	705	1,636	(877)	759
Total	$8,798	(3,309)	5,489	8,668	(2,728)	5,940

Amortization expense for intangible assets with finite useful lives was $214 million and $204 million for the three months ended September 30, 2020 and 2019, respectively, and $609 million and $593 million for the nine months ended

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2020 and 2019, respectively. Based on its amortizable intangible assets as of September 30, 2020, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2020	$201
2021	$752
2022	$658
2023	$526
2024	$407

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2020	2020	2019

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	$1,000	1,090	NA
2.125% Exchangeable Senior Debentures due 2048 (1)	400	395	423
2.25% Exchangeable Senior Debentures due 2048 (1)	385	415	NA
2.75% Exchangeable Senior Debentures due 2049 (1)	604	591	632
Sirius XM Holdings Margin Loan	750	750	350
Live Nation Margin Loan	—	—	NA
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	1,000	997	995
Sirius XM 4.625% Senior Notes due 2023	—	—	498
Sirius XM 4.625% Senior Notes due 2024	1,500	1,487	1,485
Sirius XM 5.375% Senior Notes due 2025	—	—	993
Sirius XM 5.375% Senior Notes due 2026	1,000	993	992
Sirius XM 5.0% Senior Notes due 2027	1,500	1,489	1,488
Sirius XM 5.50% Senior Notes due 2029	1,250	1,237	1,236
Sirius XM 4.125% Senior Notes due 2030	1,500	1,484	—
Pandora 1.75% Convertible Senior Notes due 2020	1	1	1
Pandora 1.75% Convertible Senior Notes due 2023	193	168	163
Sirius XM Senior Secured Revolving Credit Facility	—	—	—
Deferred financing costs		(12)	(11)
Total Liberty SiriusXM Group	11,083	11,085	9,245
Braves Group
Subsidiary notes and loans:
Notes and loans	714	714	559
Deferred financing costs		(4)	(5)
Total Braves Group	714	710	554
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	NA	NA	1,322
1% Cash Convertible Notes due 2023 (1)	450	536	585
2.25% Exchangeable Senior Debentures due 2046 (1)	204	210	257
2.25% Exchangeable Senior Debentures due 2048 (1)	NA	NA	459
Live Nation Margin Loan	NA	NA	130
Other	76	76	32
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,905	2,907
Deferred financing costs		(12)	(15)
Total Formula One Group	3,632	3,715	5,677
Total debt	$15,429	15,510	15,476
Debt classified as current		(96)	(60)
Total long-term debt		$15,414	15,416

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

The Convertible Notes are convertible into cash based on the product of the conversion rate specified in the related indenture and the Securities Basket. A supplemental indenture entered into on April 15, 2016 amends the conversion, adjustment and other provisions of the indenture and provides that the conversion consideration due upon conversion of any Convertible Note shall be determined as if references in the indenture to one share of Series A Liberty Media Corporation common stock were instead a reference to the Securities Basket, initially consisting of 0.10 of a share of Series A Liberty Braves common stock, 1.0 share of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock. The Series A Liberty Braves common stock component of the Securities Basket was adjusted to 0.1087 of a share pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. In May 2020, the Series A Liberty SiriusXM common stock component of the Securities Basket was adjusted to 1.0163 shares pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty SiriusXM common stock made to all holders of Liberty SiriusXM common stock.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. As of September 30, 2020, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges and purchased call options (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the Series A Liberty Media Corporation common stock, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of Series A Liberty Media Corporation common stock, which corresponded to the conversion price of the Convertible Notes. On April 15, 2016, Liberty entered into amendments to the Bond Hedge Transaction. As of such date, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which was equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes at that time. The aggregate number of shares of Series A Liberty Braves common stock relating to the Bond Hedge Transaction was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the 2016 distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. The aggregate number of shares of Series A Liberty Sirius XM common stock relating to the Bond Hedge Transaction was increased to 21,429,600 pursuant to anti-dilution adjustments arising out of the LSXMK rights offering. As of September 30, 2020, the basket price of the securities underlying the Bond Hedge Transaction was $44.36 per share. The expiration of these instruments is October 15, 2023. The fair value of these instruments is included in Other assets as of September 30, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same number of shares of common stock as underlie the Bond Hedge Transaction, subject to anti-dilution adjustments (“Warrant Transactions”). The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the Warrant Transactions with cash. Liberty entered into amendments to the Warrant Transactions with each of the option counterparties (“Amended Warrant Transactions”).  As of April 15, 2016, the Amended Warrant Transactions covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,085,900 shares of Series A Liberty SiriusXM common stock and 2,108,590 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The aggregate number of shares of Series A Liberty Braves common stock relating to the Amended Warrant Transactions was increased to 2,292,037 pursuant to anti-dilution adjustments arising out of the 2016 distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. The strike price of the warrants was adjusted to $61.16 per share. The aggregate number of shares of Series A Liberty Sirius XM common stock relating to the Amended Warrant Transactions was increased to 21,429,600 pursuant to anti-dilution adjustments arising out of the LSXMK rights offering. As of September 30, 2020, the basket price of the securities underlying the Amended Warrant Transactions was $44.36 per share. The Amended Warrant Transactions may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty extended its margin loan agreement comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan, which mature during March 2022. The term loan, delayed draw term loan and any drawn portion of the revolver carries an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.27% per annum at September 30, 2020. As of September 30, 2020, availability under the Sirius XM Holdings Margin Loan was $600 million.1,000.0 million shares of Sirius XM Holdings common stock held by Liberty with a value of $5,360 million were pledged as collateral to the Sirius XM Holdings Margin Loan as of September 30, 2020. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, extending the maturity date to December 10, 2020, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On December 10, 2019, the margin loan agreement was amended, extending the maturity date to December 10, 2021. On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2020, availability under the Live Nation Margin Loan was $270 million. As discussed in note 7, 53.7 million shares of the Company’s Live Nation common stock with a value of $2,896 million were pledged as collateral to the loan as of September 30, 2020. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The margin loan was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

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

Sirius XM Holdings 4.625% Senior Notes Due 2023 and 5.375% Senior Notes Due 2025

On July 9, 2020, Sirius XM Holdings redeemed all of the $500 million aggregate principal amount of outstanding 4.625% Senior Notes due 2023 for $507 million and all of the $1.0 billion aggregate principal amount of outstanding 5.375% Senior Notes due 2025 for $1,039 million. These redemptions resulted in a loss on extinguishment of debt of approximately $40 million in the third quarter of 2020.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. The proceeds of loans under the Credit Facility are used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM Holdings is also required to pay a variable fee on the average daily unused portion of the Credit Facility which as of September 30, 2020 was 0.25% per annum and is payable on a quarterly basis.  As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of September 30, 2020.

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of September 30, 2020
	September 30,	December 31,	Borrowing	Weighted avg	Maturity
	2020	2019	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$165	45	185	1.48%	various
Ballpark funding
Term loan	47	49	NA	1.77%	August 2021
Senior secured note	184	190	NA	3.77%	September 2041
Floating rate notes	61	65	NA	2.01%	September 2029
Mixed-use credit facilities and loans	227	180	307	3.45%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$714	559

In August 2020, Braves Holdings amended the terms of its $100 million operating credit facility, extending the maturity to December 2022. Approximately $38 million outstanding under one of the mixed-use loans is classified as current debt in the condensed consolidated balance sheet based on expected covenant violations. Braves Holdings is in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

ongoing discussions with the counterparty to obtain waivers and covenant modifications. See below for additional information related to temporary changes to Braves Holdings’ debt covenants.

Formula 1 Loans

On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, which in combination with leverage reduction, resulted in an applicable interest rate of LIBOR plus 2.0% per annum prior to June 30, 2020. The subsequent increase in leverage as a result of the impact of COVID-19 on Formula 1 resulted in an increase to the maximum level on the pricing grid, LIBOR plus 2.5% per annum, as of September 30, 2020. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of September 30, 2020, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of September 30, 2020. The Senior Loan Facility is secured by share pledges, accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of September 30, 2020, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio, debt yield ratio, capital expenditures and liquidity. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of September 30, 2020. Pursuant to an amendment to the Senior Loan Facility on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ended March 31, 2022, in which case the relevant additional conditions will cease to apply. As previously disclosed, Braves Holdings is expected to be out of compliance with certain debt covenants related to one of its mixed-use loans as of December 31, 2020. Braves Holdings is in ongoing discussions with the counterparty to obtain waivers and covenant modifications. Pursuant to an amendment to Braves Holdings’ $85 million credit facility on August 20, 2020, the fixed charge coverage ratio does not apply until the quarter ending March 31, 2022, subject to certain conditions, including the maintenance of minimum liquidity thresholds throughout the waiver period and certain other restrictions. Braves Holdings could recommence the requirement to comply with the fixed charge coverage ratio beginning with the quarter ending December 31, 2021, in which case the relevant additional conditions will cease to apply. In addition, on August 20, 2020, Braves Holdings amended the debt agreements related to its ballpark funding, waiving the debt service coverage covenant until the quarter ending September

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

30, 2021, subject to certain conditions, including the maintenance of a minimum liquidity threshold, the increase in debt service reserves and certain other conditions.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2020
Sirius XM 3.875% Senior Notes due 2022	$1,007
Sirius XM 4.625% Senior Notes due 2024	$1,551
Sirius XM 5.375% Senior Notes due 2026	$1,044
Sirius XM 5.0% Senior Notes due 2027	$1,569
Sirius XM 5.50% Senior Notes due 2029	$1,342
Sirius XM 4.125% Senior Notes due 2030	$1,528
Pandora 1.75% Senior Notes due 2020	$1
Pandora 1.75% Senior Notes due 2023	$212

Due to the variable rate nature of the Credit Facility, margin loans and other debt the Company believes that the carrying amount approximates fair value at September 30, 2020.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2020 aggregated $332 million, which is payable as follows: $72 million in 2020, $97 million in 2021, $42 million in 2022, $33 million in 2023 and $88 million thereafter. The guaranteed amounts in 2020 have been reduced to reflect a shortened 2020 season due to the COVID-19 pandemic. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Potential Impact of COVID-19

The business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19, and continue to be impacted. These businesses may be required to hold a smaller number of events than originally planned or may not be able to reschedule previously canceled or postponed events. The current year regular baseball season was comprised of 60 games. Formula 1 has scheduled 17 Events in 2020. In addition, these businesses have been and may continue to be precluded from holding events with fans in attendance for an undetermined period of time, thereby reducing revenue associated with fan attendance. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets, even after the restrictions are lifted. In many cases, the impact of cancelled events, closed venues and reduced attendance will substantially decrease our revenue. Due to these revenue reductions, these businesses have looked to reduce expenses, but may not be able to reduce expenses to the same degree as our decline in revenue, which is expected to adversely affect our results of operations and cash flow.

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

Sirius XM Holdings believes it has substantial defenses to the claims asserted in this action, and intends to defend this action vigorously.

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

During the summer, the CRB held a multi-week hearing which concluded in September 2020.  An initial determination by the CRB is expected to be issued during the first half of 2021.

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

For the nine months ended September 30, 2020, the Company has identified the following subsidiaries as its reportable segments:

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,594	1,556	4,757	4,551
Advertising	345	366	866	933
Equipment	47	45	113	127
Other	39	44	115	121
Total Liberty SiriusXM Group	2,025	2,011	5,851	5,732
Braves Group
Corporate and other:
Baseball	102	203	119	415
Development	8	9	24	27
Total Braves Group	110	212	143	442
Formula One Group
Formula 1:
Primary	524	553	549	1,282
Other	73	80	111	217
Total Formula One Group	597	633	660	1,499
Consolidated Liberty	$2,732	2,856	6,654	7,673

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the nine months ended September 30, 2020 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the nine months ended

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2020 were approximately $184 million and $449 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $454 million for the remainder of 2020, $1,981 million in 2021, $1,720 million in 2022, $3,419 million in 2023 through 2028, and $217 million thereafter, primarily recognized through 2035. These amounts have been adjusted to reflect known reductions in estimated revenue due to decreases in the number of games for the 2020 baseball season and Events for the 2020 World Championship due to the COVID-19 pandemic. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$661	659	1,915	1,871
Corporate and other	(7)	(4)	(26)	(10)
Total Liberty SiriusXM Group	654	655	1,889	1,861
Braves Group
Corporate and other	5	45	(49)	73
Total Braves Group	5	45	(49)	73
Formula One Group
Formula 1	14	162	(34)	372
Corporate and other	(6)	(8)	(26)	(23)
Total Formula One Group	8	154	(60)	349
Consolidated Liberty	$667	854	1,780	2,283

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$30,517	697	230
Corporate and other	1,093	289	—
Total Liberty SiriusXM Group	31,610	986	230
Braves Group
Corporate and other	1,628	87	69
Total Braves Group	1,628	87	69
Formula One Group
Formula 1	8,807	—	7
Corporate and other	2,424	33	10
Total Formula One Group	11,231	33	17
Elimination (1)	(680)	—	—
Consolidated Liberty	$43,789	1,106	316
(1)	This amount is primarily comprised of the call spread between the Formula One Group and the Liberty SiriusXM Group with respect to the Live Nation shares that were reattributed to the Liberty SiriusXM Group and the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as discussed in note 2. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA	$667	854	1,780	2,283
Legal settlements and reserves	—	—	16	(25)
Stock-based compensation	(68)	(76)	(180)	(217)
Acquisition and restructuring (note 3)	—	—	(24)	(83)
Depreciation and amortization	(279)	(271)	(812)	(790)
Operating income (loss)	320	507	780	1,168
Interest expense	(153)	(169)	(480)	(495)
Share of earnings (losses) of affiliates, net	(187)	55	(442)	69
Realized and unrealized gains (losses) on financial instruments, net	16	14	(163)	(171)
Other, net	(32)	(47)	(1)	(18)
Earnings (loss) before income taxes	$(36)	360	(306)	553

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2020, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. As of September 30, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $137 million, which includes approximately $33 million of subsidiary cash. Additionally, the Liberty SiriusXM Group retains an approximate 3.8% intergroup interest in the Braves Group and an approximate 2.2% intergroup interest in the Formula One Group as of September 30, 2020.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2020, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. As of September 30, 2020, the Braves Group has cash and cash equivalents of approximately $213 million. Additionally, the Liberty SiriusXM Group and the Formula One Group retain intergroup interests in the Braves Group.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2020, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interest in Formula 1, an approximate 11.3% intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Formula One Group has cash and cash equivalents of approximately $1,586 million as of September 30, 2020, which includes $139 million of subsidiary cash.

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

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization (“WHO”) assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. As a result, the Company’s results of operations have been negatively impacted by COVID-19 during the three and nine months ended September 30, 2020. Further, Formula 1, the Atlanta Braves and Live Nation will continue to be materially impacted by COVID-19 and local state, and federal government actions taken in response, which will have a negative impact on our results of operations and financial condition in future periods.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,025	2,011	5,851	5,732
Total Liberty SiriusXM Group	2,025	2,011	5,851	5,732
Braves Group
Corporate and other	110	212	143	442
Total Braves Group	110	212	143	442
Formula One Group
Formula 1	597	633	660	1,499
Total Formula One Group	597	633	660	1,499
Consolidated Liberty	$2,732	2,856	6,654	7,673

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$461	459	1,310	1,196
Corporate and other	(10)	(5)	(34)	(22)
Total Liberty SiriusXM Group	451	454	1,276	1,174
Braves Group
Corporate and other	(16)	21	(93)	6
Total Braves Group	(16)	21	(93)	6
Formula One Group
Formula 1	(104)	44	(363)	23
Corporate and other	(11)	(12)	(40)	(35)
Total Formula One Group	(115)	32	(403)	(12)
Consolidated Liberty	$320	507	780	1,168

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$661	659	1,915	1,871
Corporate and other	(7)	(4)	(26)	(10)
Total Liberty SiriusXM Group	654	655	1,889	1,861
Braves Group
Corporate and other	5	45	(49)	73
Total Braves Group	5	45	(49)	73
Formula One Group
Formula 1	14	162	(34)	372
Corporate and other	(6)	(8)	(26)	(23)
Total Formula One Group	8	154	(60)	349
Consolidated Liberty	$667	854	1,780	2,283

Revenue.  Our consolidated revenue decreased $124 million and $1,019 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by decreases in revenue for Formula 1 and Braves Holdings, partially offset by increases in revenue for Sirius XM Holdings.  See "Results of Operations—Businesses"  below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income decreased $187 million and $388 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2020 was primarily driven by decreases of $148 million and $38 million in Formula 1 and Braves Holdings operating results, respectively, partially offset by a $2 million improvement in Sirius XM Holdings operating results. The decrease for the nine months ended September 30, 2020 was primarily driven by decreases of $386 million and $100 million in Formula 1 and Braves Holdings operating results, respectively, partially offset by a $114 million improvement in Sirius XM Holdings operating results.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $180 million and $217 million of stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively. The decrease in stock compensation expense is primarily due to decreases at Braves Holdings and Sirius XM Holdings. As of September 30, 2020, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $28 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years. Additionally, as of September 30, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $418 million.  The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Operating income (loss)	$320	507	780	1,168
Depreciation and amortization	279	271	812	790
Stock-based compensation	68	76	180	217
Legal settlements and reserves	—	—	(16)	25
Acquisition and restructuring	—	—	24	83
Adjusted OIBDA	$667	854	1,780	2,283

Consolidated Adjusted OIBDA decreased $187 million and $503 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended September 30, 2020 was primarily due to decreases of $148 million and $40 million in Formula 1 and Braves Holdings Adjusted OIBDA, respectively. The decrease in Adjusted OIBDA for the nine months ended September 30, 2020 was primarily due to decreases of $406 million and $122 million in Formula 1 and Braves Holdings Adjusted OIBDA, respectively, partially offset by a $44 million increase in Sirius XM Holdings Adjusted OIBDA. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(116)	(115)	(347)	(326)
Braves Group	(6)	(6)	(19)	(20)
Formula One Group	(31)	(48)	(114)	(149)
Consolidated Liberty	$(153)	(169)	(480)	(495)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(183)	(7)	(331)	(18)
Braves Group	(5)	4	(2)	13
Formula One Group	1	58	(109)	74
Consolidated Liberty	$(187)	55	(442)	69

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(39)	(10)	(228)	6
Braves Group	—	(2)	(10)	(6)
Formula One Group	55	26	75	(171)
Consolidated Liberty	$16	14	(163)	(171)

Other, net
Liberty SiriusXM Group	$(36)	(51)	(19)	(42)
Braves Group	(1)	—	(1)	1
Formula One Group	5	4	19	23
Consolidated Liberty	$(32)	(47)	(1)	(18)

	$(356)	(147)	(1,086)	(615)

Interest expense. Consolidated interest expense decreased $16 million and $15 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Formula One Group decreased during the three and nine months ended September 30, 2020 due to a decrease in the average amount of corporate and subsidiary debt outstanding.  Interest expense for the Liberty SiriusXM Group increased during the nine months ended September 30, 2020 due to an increase in the average amount of corporate and subsidiary debt outstanding. As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(177)	NA	(321)	NA
Sirius XM Canada	—	—	8	2
Other	(6)	(7)	(18)	(20)
Total Liberty SiriusXM Group	(183)	(7)	(331)	(18)

Braves Group
Other	(5)	4	(2)	13
Total Braves Group	(5)	4	(2)	13

Formula One Group
Live Nation (a)	NA	54	(112)	61
Other	1	4	3	13
Total Formula One Group	1	58	(109)	74
Consolidated Liberty	$(187)	55	(442)	69
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Debt and equity securities	$4	18	(109)	89
Debt measured at fair value	44	(62)	326	(295)
Change in fair value of bond hedges	(32)	68	(282)	107
Other derivatives	—	(10)	(98)	(72)
	$16	14	(163)	(171)

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

The unrealized losses on other derivatives are primarily driven by changes in the fair value of Formula 1’s interest rate swaps.

Other, net.  Other, net expense decreased $15 million and $17 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily driven by a decrease in losses on extinguishment of debt related to Sirius XM Holdings. As previously disclosed, Liberty’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Accordingly, any gains or losses on dilution of our investment in Live Nation are reflected in Formula One Group’s results prior to the reattribution and in Liberty SiriusXM Group’s results following the reattribution.

Income taxes.  During the three and nine months ended September 30, 2020, we had losses before income taxes of $36 million and $306 million, respectively, and income tax expense of $7 million and income tax benefit of $3 million, respectively. During the three and nine months ended September 30, 2019, we had earnings before income taxes of $360 million and $553 million, respectively, and income tax expense of $98 million and $226 million, respectively. For the three months ended September 30, 2020, the Company recognized additional tax expense for changes to our valuation allowance, partially offset by tax benefits from a change in tax rate in certain foreign jurisdictions. For the nine months ended September 30, 2020, the Company recognized additional tax expense due to changes to our valuation allowance and the effect of state income taxes, partially offset by tax benefits from a change in the tax rate in certain foreign jurisdictions and the utilization of federal tax credits. For the three months ended September 30, 2019, the Company recognized additional tax expense due to the effect of state income taxes and changes in our valuation allowance, partially offset by deductible stock-based compensation, the effect of foreign income taxed at rates lower than the U.S. income tax rate of 21% and federal income tax credits. For the nine months ended September 30, 2019, the Company recognized additional tax expense due to a change in the effective state tax rate used to measure deferred taxes and changes in our valuation allowance, primarily as a result of the acquisition of Pandora discussed in note 3 of the accompanying condensed consolidated financial statements and the effect of state income taxes, partially offset by deductible stock-based compensation, the effect of foreign income taxed at rates lower than the U.S. federal income tax rate of 21% and federal income tax credits.

Net earnings.  We had net losses of $43 million and $303 million for the three and nine months ended September 30, 2020, respectively, and net earnings of $262 million and $327 million for the three and nine months ended September 30, 2019, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2020, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of September 30, 2020, Liberty had $231 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of September 30, 2020 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$33
Corporate and other	104
Total Liberty SiriusXM Group	$137
Braves Group
Corporate and other	$213
Total Braves Group	$213
Formula One Group
Formula 1	$139
Corporate and other	1,447
Total Formula One Group	$1,586

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. However, Formula 1 does not have the ability to make a RP to Liberty during the waiver period, as discussed previously. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has not been met as of September 30, 2020. As of September 30, 2020, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company. As of September 30, 2020, Liberty had $600 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $270 million available under Liberty’s margin loan secured by shares of Live Nation.

As stated in note 9 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of September 30, 2020. Braves Holdings amended various agreements, as discussed below, but is expected to be out of compliance with certain debt covenants related to one of its mixed-use loans as of December 31, 2020. Braves Holdings is in ongoing discussions with the counterparty to obtain waivers and covenant modifications. Pursuant to an amendment to Formula 1’s Senior Loan Facility on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ended March 31, 2022, in which case the relevant additional conditions will cease to apply. Pursuant to an amendment to Braves Holdings’ $85 million credit facility on August 20, 2020, the fixed charge coverage ratio does not apply until the quarter ending March 31, 2022, subject to certain conditions, including the maintenance of minimum liquidity thresholds throughout the waiver period and certain other restrictions. Braves Holdings could recommence the requirement to comply with the fixed charge coverage ratio beginning with the quarter ending December 31, 2021, in which case the relevant additional conditions will cease to apply. In addition, on August 20, 2020, Braves Holdings amended the debt agreements related to its ballpark funding, waiving the debt service coverage covenant until the quarter ending September 30, 2021, subject to certain conditions, including the maintenance of a minimum liquidity threshold, the increase in debt service reserves and certain other conditions.

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for disclosures related to the anticipated effects of the transition away from London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest on Liberty’s margin loans, Sirius XM Holdings’ borrowings under its Credit Facility and Formula 1’s borrowings under its Senior Loan Facility.

	Nine months ended
	September 30,
	2020	2019

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,379	1,437
Braves Group cash provided (used) by operating activities	(56)	57
Formula One Group cash provided (used) by operating activities	(267)	276
Net cash provided (used) by operating activities	$1,056	1,770
Liberty SiriusXM Group cash provided (used) by investing activities	$(339)	508
Braves Group cash provided (used) by investing activities	(65)	(76)
Formula One Group cash provided (used) by investing activities	95	(22)
Net cash provided (used) by investing activities	$(309)	410
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,399)	(1,903)
Braves Group cash provided (used) by financing activities	149	39
Formula One Group cash provided (used) by financing activities	1,172	10
Net cash provided (used) by financing activities	$(78)	(1,854)

Liberty’s primary uses of cash during the nine months ended September 30, 2020 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $204 million of Series A and Series C Liberty SiriusXM common stock repurchases and the repayment of $130 million outstanding under Liberty’s margin loan secured by shares of Live Nation. These uses were primarily funded by returns of investments in equity method affiliates and dividends from Sirius XM Holdings. In connection with the reattribution, Liberty borrowed $400 million under the margin loan secured by shares of Sirius XM Holdings. The proceeds from the LSXMK rights offering, which aggregated approximately $754 million, were used to repay the outstanding balance on the Intergroup Loan and accrued interest.

Sirius XM Holdings’ primary uses of cash were the repayment of long-term debt, repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment, dividends paid to stockholders and investments in equity method investments. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the nine months ended September 30, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $175 million, of which Liberty received $126 million. On October 6, 2020, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock payable on November 30, 2020 to stockholders of record as of the close of business on November 6, 2020.

During the nine months ended September 30, 2020, Formula 1 borrowed against its revolving credit facility and then repaid the outstanding balance in full.

Braves Holdings’ primary uses of cash were operating expenses and capital expenditures for continued expansion of the mixed-use development, funded primarily by net borrowings of debt.

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

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development, debt service payments and operating expenses. Although Braves Holdings’ operating cash flows are expected to decrease as a result of COVID-19, Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and through the borrowings under construction loans.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

Sirius XM Holdings.  Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels as well as infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM’s satellite radios are primarily distributed through automakers, retailers, and its website. The Sirius XM service is also available through its user interface, called “360L,” which combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue for the Sirius XM business is generated from subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. The Sirius XM business also derives revenue from advertising on select non-music channels, direct sales of its satellite radios and accessories, and other ancillary services. As of September 30, 2020, the Sirius XM business had approximately 34.4 million subscribers.

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

In May 2020, Sirius XM Holdings terminated the Automatic Labs Inc. (“Automatic”) service, which was part of its connected services business.  Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed older vehicles into connected vehicles. During the nine months ended September 30, 2020, Sirius XM Holdings recorded $24 million of restructuring expenses related to the termination of the service.

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of September 30, 2020, Pandora had approximately 6.4 million subscribers. The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service. In addition, Pandora has an arrangement with SoundCloud to be its exclusive U.S. ad sales representative.  Through this arrangement, Pandora is able to offer advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of September 30, 2020, the Pandora business had approximately 58.6 million monthly active users.

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

Sirius XM Holdings acquired Pandora on February 1, 2019. Although Pandora’s results are only included in Sirius XM Holdings’ results beginning on February 1, 2019, we believe a discussion of Sirius XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of Sirius XM Holdings for the three and nine months ended September 30, 2019. The pro forma financial information was prepared based on the historical financial information of Sirius XM Holdings and Pandora and assuming the acquisition of Pandora took place on January 1, 2019. The pro forma results primarily include adjustments related to one additional month of Pandora’s operations, amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Sirius XM Holdings had the business combination occurred on January 1, 2019, or to project the results of operations of Sirius XM Holdings or Liberty for any future periods.

As of September 30, 2020, there is an approximate 26% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(actual)	(pro forma)	(actual)	(pro forma)

	amounts in millions
Sirius XM:
Subscriber revenue	$1,462	1,424	4,372	4,196
Advertising revenue	39	51	108	149
Equipment revenue	47	45	113	127
Other revenue	39	46	115	127
Total Sirius XM revenue	1,587	1,566	4,708	4,599
Pandora:
Subscriber revenue	132	132	385	401
Advertising revenue	306	315	758	852
Total Pandora revenue	438	447	1,143	1,253
Total revenue	2,025	2,013	5,851	5,852
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(610)	(599)	(1,795)	(1,761)
Pandora cost of services (excluding legal reserve)	(274)	(275)	(800)	(815)
Subscriber acquisition costs	(110)	(101)	(257)	(313)
Selling, general and administrative expenses (excluding legal settlement)	(317)	(318)	(919)	(943)
Other operating expenses	(53)	(63)	(165)	(179)
Adjusted OIBDA	661	657	1,915	1,841
Legal settlements and reserves	—	—	16	(25)
Acquisition and restructuring	—	—	(24)	—
Stock-based compensation	(58)	(65)	(165)	(182)
Depreciation and amortization	(142)	(135)	(432)	(411)
Operating income	$461	457	1,310	1,223

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 3% and 4% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to higher self-pay revenue as a result of increases in certain subscription plans and higher U.S. Music Royalty Fees due to a higher music royalty rate, partially offset by lower paid promotional revenue.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue decreased approximately 24% and 28% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to lower advertising spend as a result of the impact of the COVID-19 pandemic, primarily on news and sports channels due to the cancellation of live sporting events.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 4% for the three months ended September 30, 2020 as compared to the corresponding period in the prior year driven by higher royalty revenue as new vehicle production increased as automakers pushed to get back to pre-COVID-19 levels. Equipment revenue decreased approximately 11% for the nine months ended September 30, 2020 as compared to the corresponding period in the prior year driven by lower royalty revenue as new vehicle production decreased due to the impact of COVID-19 and by lower direct sales to customers.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased approximately 15% and 9% for the three and nine months ended September

30, 2020, respectively, as compared to the corresponding periods in the prior year primarily driven by lower revenue generated by connected vehicle services.

Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pandora subscriber revenue was flat and decreased 4% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. For the three month period, higher revenue from growth in Pandora Premium plans was offset by a decrease due to the expiration in 2019 of the one-year promotional subscriptions generated through and expired agreement with T-Mobile. The decrease for the nine month period was primarily due to the expiration of the one-year promotional subscriptions generated through an expired agreement with T-Mobile.

Pandora advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora advertising revenue decreased 3% and 11% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to lower advertising spend as a result of the impact of the COVID-19 pandemic.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 3% for both the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to music royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs were flat for both the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year. Higher content licensing costs for the three and nine months ended September 30, 2020 and higher personnel costs for the nine months ended September 30, 2020 were offset by one-time benefits for reduced sports programming as a result of shortened sports seasons due to COVID-19.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs were relatively flat and decreased 2% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the nine month period was driven by reduced staffing resulting from stay at home orders issued in countries in which Sirius XM’s vendors operate call centers.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services were flat and increased 4% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase for the nine month period was primarily driven by higher cloud hosting and wireless costs associated with Sirius XM’s 360L platform and its streaming and connected vehicle services, partially offset by lower direct sales to consumers and lower inventory reserves.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora costs of services were flat and decreased 2% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties decreased 2% and 4% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year due to lower listening hours. The decrease for the nine month period was also driven by lower costs resulting from the presence of minimum guarantees associated with direct license agreements with major record labels which ended in 2019.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 300% and 111% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year primarily due to higher production costs and personnel related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs were flat and increased 6% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year driven by higher bad debt expense, partially offset by lower transaction costs.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 13% and 7% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year due to decreases in streaming costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and nine months ended September 30, 2020, subscriber acquisition costs increased approximately 9% and decreased approximately 18%, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period was driven by higher OEM installations as automakers pushed to produce pre-COVID-19 volumes, partially offset by lower hardware subsidies as certain subsidy rates decreased. The decrease for the nine month period was driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies as certain subsidy rates decreased.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2020, selling, general and administrative expense were flat and decreased 3%, respectively, as compared to the corresponding periods in the prior year. The decrease for the nine month period was primarily due to lower personnel costs, lower travel and entertainment costs and the resolution of a sales and use tax audit during the second quarter of 2020, partially offset by additional subscriber communications, retention programs and acquisition campaigns and higher legal costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three and nine months ended September 30, 2020 other operating expenses decreased approximately 16% and 8%, respectively, as compared to the corresponding periods in the prior year, driven by lower personnel costs.

Legal settlements and reserves for the nine months ended September 30, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2020. Legal settlements and reserves for the nine months ended September 30, 2019 relates to a one-time $25 million legal settlement reserve for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2019. The aforementioned reserve and legal settlement have been excluded from Adjusted OIBDA for the corresponding periods as they were not part of Sirius XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Acquisition and restructuring costs for the nine months ended September 30, 2020 relate to costs associated with the termination of the Automatic service and the acquisition of Simplecast.

Stock-based compensation decreased 11% and 9% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases are primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 5% for both the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year. The increase is primarily due to higher depreciation and amortization expense related to additional assets placed in-service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with various Events. The 2020 World Championship calendar was originally scheduled to have 22 Events. However, due to the COVID-19 pandemic, the start of the 2020 season was postponed until early July, with certain Events being cancelled and others rescheduled to later dates. The 2020 World Championship revised calendar consists of 17 Events. The 2019 World Championship calendar consisted of 21 Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Primary Formula 1 revenue	$524	553	549	1,282
Other Formula 1 revenue	73	80	111	217
Total Formula 1 revenue	597	633	660	1,499
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(551)	(434)	(610)	(1,023)
Selling, general and administrative expenses	(32)	(37)	(84)	(104)
Adjusted OIBDA	14	162	(34)	372
Stock-based compensation	(3)	(5)	(11)	(15)
Depreciation and amortization	(115)	(113)	(318)	(334)
Operating income (loss)	$(104)	44	(363)	23

Number of Events	10	7	10	16

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

Primary Formula 1 revenue decreased $29 million and $733 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. Race promotion revenue was significantly lower during the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year primarily due to the fact that fans were prohibited at all but one Event during the current year which led to one-time changes in the contractual terms of the originally scheduled Events that remained on the revised 2020 calendar and limited revenue from the other Events that have been added. Additionally, the altered schedule triggered lower broadcasting fees pursuant to the contractual terms within certain broadcasting agreements and also led to other one-time changes as fees were renegotiated for the current year, leading to overall lower than originally contracted broadcasting revenue.  Additionally, Formula 1 has been prevented from delivering all of the elements of a typical sponsorship offering with the cancellation of certain events to which contracted sponsorship inventory related, and with limited activities at the Events that have taken place due to the lack of fans and inability to operate services such as hospitality, leading to one-time changes in sponsorship contracts. Despite these changes impacting the different components of primary Formula 1 revenue, broadcasting and sponsorship revenue increased during the three months ended September 30, 2020 as compared to the corresponding period in the prior year due to the impact of higher proportionate recognition of season-based income resulting from three additional Events during the current period and the impact of recognizing revenue over fewer Events in 2020, although these effects were more than offset by lower race promotion revenue. Primary Formula 1 revenue decreased during the nine months ended September 30, 2020 as compared to the corresponding period in the prior year due to the impact of lower proportionate recognition of season-based income from six fewer Events during the current period and lower fees due to the contractual decreases as a result of COVID-19, as discussed previously.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events (either from the direct operation of the Formula 2 and Formula 3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other ancillary operations. The $7 million decrease in Other Formula 1 revenue during the three months ended September 30, 2020 as compared to the corresponding period in the prior year was attributable to the non-operation of the Formula One Paddock Club and lower freight revenue, partially offset by increased revenue from the Formula 2 and Formula 3 series due to three additional Events in the current period. Other Formula 1 revenue decreased $106 million during the nine months ended September 30, 2020 as compared to the corresponding period in the prior year due to six fewer Events in the current year period and the impact of COVID-19 related restrictions, such as the non-operation of the Paddock Club, limited freight services, the non-operation of fan festivals and business forums and lower Formula 2 and Formula 3 series income.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Team payments	$(441)	(335)	(441)	(766)
Other costs of Formula 1 revenue	(110)	(99)	(169)	(257)
Cost of Formula 1 revenue	$(551)	(434)	(610)	(1,023)

Cost of Formula 1 revenue increased $117 million and decreased $413 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increase in team payments during the three months ended September 30, 2020 as compared to the corresponding period in the prior year was partially attributable to one-time fees paid to teams upon signing the 2021 Concorde Agreement and the pro rata recognition of estimated fixed and variable Prize Fund elements (which are expected to be lower in the current year), driven by three additional Events in the current year period and the recognition of costs over fewer total Events. The decrease in team payments during the nine months ended September 30, 2020 as compared to the corresponding period in the prior year was attributable to the pro rata recognition of estimated fixed and variable Prize Fund elements (which are expected to be lower in the current year), driven by six fewer Events in the current year period and the recognition of costs over fewer total Events, partially offset by the one-time fees paid to teams upon signing the 2021 Concorde Agreement.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs increased $11 million and decreased $88 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year primarily due to the differing number of Events in each period. The increase in other costs for the three months ended September 30, 2020 was partially offset by lower hospitality and freight costs. The decrease in other costs for the nine months ended September 30, 2020 was also attributable to a reduction in hospitality, freight and travel expenses due to COVID-19 restrictions.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $5 million during the three months ended September 30, 2020 as compared to the prior year period primarily due to foreign exchange gains in the current year period compared to losses in the prior year period and lower discretionary marketing expenditures. Selling, general and administrative expenses decreased $20 million during the nine months ended September 30, 2020 as compared to the corresponding period in the prior year driven by certain cost reduction initiatives while Events were not taking place, resulting in lower personnel costs, legal and professional fees and lower discretionary marketing expenditures.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $2 million and $4 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year due to the vesting of outstanding awards and a decrease in the fair value of the underlying awards.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization increased $2 million during the three months ended September 30, 2020 as compared to the corresponding period in the prior year primarily due to an increase in the pro rata recognition of amortization of rights related to the legacy Concorde Agreement, driven by three additional Events in the current period recognized over fewer total Events, partially offset by a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.   Depreciation and amortization decreased $16 million during the nine months ended September 30, 2020 as compared to the corresponding period in the prior year due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty and a decrease in the pro rata recognition of amortization of rights related to the legacy Concorde Agreement, driven by six fewer Events in the current period recognized over fewer total Events.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates ANLBC and six Minor League Baseball Clubs (the Gwinnett Stripers, the Mississippi Braves, the Rome Braves, the Danville Braves, the GCL Braves and the Dominican Summer League). ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and the area surrounding the stadium offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and the construction of the adjacent mixed-use development project, which we refer to as the Development Project.

Due to COVID-19, Major League Baseball postponed the start of the 2020 season until late July. The current year regular season was comprised of 60 games, without fans in attendance. The 2020 minor league season was cancelled. Braves Holdings does not expect to generate material revenue from the Braves’ participation in the 2020 post-season given the structure of the Major League Baseball playoffs to accommodate COVID-19 safety protocols, but Braves Holdings will incur modest expenses due to travel and other associated costs.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Baseball revenue	$102	203	119	415
Development revenue	8	9	24	27
Total Braves Holdings revenue	110	212	143	442
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(90)	(145)	(143)	(305)
Selling, general and administrative expenses	(14)	(21)	(45)	(60)
Adjusted OIBDA	6	46	(45)	77
Stock-based compensation	(2)	(3)	11	(11)
Depreciation and amortization	(19)	(20)	(54)	(54)
Operating income	$(15)	23	(88)	12

Home Games	30	40	30	81

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. The majority of Braves Holdings’ revenue has historically been recognized during the second and third quarters which aligns with a normal baseball season, consisting of approximately 160 games. However, the 2020 regular season was played entirely during the third quarter and consisted of only 60 games. The decreases in baseball revenue in the current year periods were primarily driven by fewer games in the current year, resulting in lower broadcasting revenue. In addition, without fans in attendance for any games, ballpark operations revenue was lower due to decreased ticket and concession sales. The decreases in development revenue in the current year periods were primarily driven by the deferral of rental income from the mixed-use facilities.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2020, other operating expenses decreased $55 million and $162 million, respectively, as compared to the corresponding periods in the prior year. The decreases in the current year periods were primarily due to lower player salaries, as players were paid a pro-rata portion of their salaries, and lower facility and game day expenses, as there were fewer games in the current year, all without fans in attendance.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $7 million and $15 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases during the three and nine months ended September 30, 2020 were primarily driven by lower marketing expense and fewer games in the current year periods.

Stock-based compensation decreased $1 million and $22 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year, driven by a decrease in the valuation of outstanding Braves Holdings awards.

Depreciation and amortization was relatively flat for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$750	2.3%	$10,333	3.8%
Braves Group	$343	1.8%	$371	3.7%
Formula One Group	$832	3.5%	$2,800	4.6%

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

At September 30, 2020, the fair value of our marketable debt and equity securities was $231 million. Had the market price of such securities been 10% lower at September 30, 2020, the aggregate value of such securities would have been approximately $23 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at September 30, 2020 the aggregate value of such security would have been $375 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q  for the quarter ended on March 31, 2020 include "Legal Proceedings" under Item 3 of Part I and Item 1 of Part II, respectively. There have been no material changes from the legal proceedings described in these Forms 10-K and 10-Q, except as described below.

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

During the summer, the CRB held a multi-week hearing which concluded in September 2020. An initial determination by the CRB is expected to be issued during the first half of 2021.

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

II-1

A summary of the repurchase activity for the three months ended September 30, 2020 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
July 1-31, 2020	—	$—	—	$—	—	$1,230
August 1-31, 2020	114,317	$34.99	531,390	$35.75	645,707	$1,207
September 1-30, 2020	286,148	$34.95	950,594	$34.45	1,236,742	$1,164
Total	400,465		1,481,984		1,882,449

There were no repurchases of Series A Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended September 30, 2020.

During the three months ended September 30, 2020, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	November 5, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 5, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3