Form 10-K
period 2020-12-31
Liberty Media Corp
filed 2021-02-26
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2020, was approximately $18.5 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2021 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	99,190,965	9,802,232	229,056,782
Liberty Braves common stock	10,312,670	981,778	40,958,175
Liberty Formula One common stock	25,835,838	2,446,606	203,538,477

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2020 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the global media and entertainment industries. Our principal businesses and assets include our consolidated subsidiaries Sirius XM Holdings Inc. (“Sirius XM Holdings”), Formula 1, Braves Holdings, LLC (“Braves Holdings”) and our equity affiliate Live Nation Entertainment, Inc. (“Live Nation”).

During November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves tracking stock, one to be designated as the Liberty Media tracking stock and one to be designated as the Liberty SiriusXM tracking stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016.

The Liberty Media common stock was renamed the Liberty Formula One common stock in January 2017.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Liberty Formula One Group (the “Formula One Group”) have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as Sirius XM Holdings or Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group. Holders of a tracking stock are also not represented by separate boards of directors. Instead, holders of a tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of a rights offering in May 2016 to holders of Liberty Braves common stock to acquire shares of Series C Liberty Braves common stock, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2019. In addition, during the fourth quarter of 2019, the Formula One Group began purchasing shares of Liberty SiriusXM common stock. As of December 31, 2019, the number of notional shares representing the intergroup interest held by the Formula One Group was 493,278, representing a 0.2% intergroup interest in the Liberty SiriusXM Group.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2020, include Liberty’s interests in Sirius XM Holdings, and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty as of December 31, 2020. Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, Sirius XM Holdings acquired Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). See note 5 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora. The Liberty SiriusXM Group retains intergroup interests in the Braves Group and the Formula One Group as of December 31, 2020, as described below.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group, which, as of December 31, 2020, include its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. The Liberty SiriusXM Group and the Formula One Group retain intergroup interests in the Braves Group as of December 31, 2020, as described below.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2020, include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, cash, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.1% intergroup interest at December 31, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at December 31, 2020. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at December 31, 2020. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19.

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

On January 26, 2021, Liberty Media Acquisition Corporation (“LMAC”) consummated its initial public offering (the “IPO”) of 57.5 million units (the “Units”), including 7.5 million Units sold pursuant to the full exercise of the underwriters’ overallotment option. Each Unit consists of one share of Series A common stock of LMAC and one-fifth of one redeemable warrant of LMAC. Each whole warrant entitles the holder thereof to purchase one share of Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC's initial business combination and 12 months from the closing of the IPO. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to LMAC of $575 million. Concurrently with the IPO, LMAC completed the private placement of 10 million warrants to its sponsor, Liberty Media Acquisition Sponsor LLC (the “Sponsor”), a wholly-owned subsidiary of the Company, generating gross proceeds of $15 million. Each private placement warrant entitles the holder thereof to purchase one share of LMAC’s Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC’s initial business combination and 12 months from the closing of the IPO. A total of $575 million was placed in a U.S.-based trust account. LMAC intends to search for a target in the media, digital media, music, entertainment, communications, telecommunications and technology industries, but may seek to complete a business combination with an operating company in any industry, sector or geographic region. Under the terms of the offering, the Company, through the Sponsor, owns 20% of LMAC’s issued and outstanding common stock and the Sponsor has committed to acquire $250 million of forward purchase units (each consisting of one share of LMAC’s Series B common stock and one-fifth of one redeemable warrant to purchase one share of LMAC’s Series A common stock) pursuant to a forward purchase agreement that will close substantially concurrently with the consummation of LMAC’s initial business combination. In addition, the Company, through the Sponsor’s ownership of LMAC founder shares, has certain governance rights which allow us to control LMAC’s affairs, policies and operations through the initial business combination. The Company’s ownership interest in LMAC will consist primarily of Series B common stock following the consummation of LMAC’s initial business combination, and is initially being attributed to the Formula One Group tracking stock.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing plans, strategies and initiatives; new service offerings; renewal of licenses and authorizations; revenue growth and subscriber trends at Sirius XM Holdings; our ownership interest in Sirius XM Holdings; the recoverability of goodwill and other long-lived assets; the performance of our equity affiliates; projected sources and uses of cash; the payment of dividends by Sirius XM Holdings; the impacts of COVID-19; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the impact of the COVID-19 pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States;
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;

●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, FCC requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the impact of our equity method investment in Live Nation on our net earnings and the net earnings of Liberty SiriusXM Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	developments stemming from Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the impact of organized labor on the Braves Group;
●	the impact of an expansion of Major League Baseball;
●	the level of broadcasting revenue that Braves Holdings receives;
●	the impact of the Development Project on the Braves Group and its ability to manage the project;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	events, accidents or terrorist acts that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates; and
●	challenges related to assessing the future prospects of tracking stock groups based on past performance.

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

Formula 1

Braves Holdings, LLC

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Sirius XM Holdings

As of December 31, 2020, we owned approximately 76% of the outstanding equity interest in Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM Holdings continues to expand the range of choices for its listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 135 million vehicles in operation with Sirius XM radios, and the proliferation of smart speakers and other connected devices has increased the range of options consumers have for engaging with and consuming Sirius XM Holdings’ content.

Sirius XM Holdings is also focused on rapidly growing content categories, such as podcasting.  A podcast is a digital audio recording in spoken-word format, usually part of a themed series, which is downloaded or streamed most often to mobile devices.  In 2020, an estimated 104 million Americans listened to a podcast at least monthly.

Sirius XM

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and its website. The Sirius XM service is also available through a user interface called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2020, Sirius XM had approximately 34.7 million subscribers.

In addition to Sirius XM’s audio entertainment businesses, it provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and planes.

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).

Pandora

Pandora operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus), and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2020, Pandora had approximately 6.3 million subscribers.

The majority of revenue from the Pandora business is generated from advertising on Pandora’s ad-supported radio service.  Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

The Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with Sirius XM Holdings. Pandora has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora is able to offer advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Pandora also has arrangements to serve as the ad sales representative for podcasts produced by certain third parties. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of December 31, 2020, Pandora had approximately 58.9 million monthly active users.

In February 2020, Sirius XM Holdings completed a $75 million investment in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment.  The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.

In June 2020, Sirius XM Holdings acquired Audios Ventures Inc. (which does business as Simplecast) (“Simplecast”), a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a solution for management, hosting, analytics and advertising sales. In October 2020, Sirius XM Holdings also acquired Stitcher and its Midroll advertising network from the E.W. Scripps Company. Stitcher is a leader in production, distribution, and ad sales in the podcast area.

The Sirius XM Business

Programming. Sirius XM offers a dynamic programming lineup of commercial-free music plus sports, entertainment, comedy, talk, and news, including:

●	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;
●	live play-by-play sports from major leagues and colleges;
●	a multitude of talk, entertainment and comedy channels for a variety of audiences;
●	a wide range of national, international and financial news; and
●	exclusive limited run channels.

Sirius XM believes that its diverse programming, including its lineup of exclusive content, is a significant differentiator from terrestrial radio and other audio entertainment providers. Sirius XM makes changes to its programming lineup from time to time as it strives to attract new subscribers and offer content which appeals to a broad range of audiences and to existing subscribers. The channel lineups for its services are available at siriusxm.com.

Streaming Service.  Sirius XM’s streaming service includes a variety of music and non-music channels, including channels that are not available on its satellite radio service, and podcasts. Sirius XM offers applications to allow consumers to access its streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

Sirius XM’s streaming product currently features: the broad range of music, sports, talk, news and entertainment channels available on satellite radio; access to over 100 additional music channels, which it refers to as Xtra Music Channels; and video content, including video from The Howard Stern Show and performances and interviews from Sirius XM’s archives, including in-studio performances and behind-the-scenes moments with artists, personalities and newsmakers.

Sirius XM’s service also includes a library of podcasts, some of which are exclusive to its service, and other on demand content. Sirius XM’s streaming service offers its subscribers the ability to choose their favorite podcast episodes from a catalog of content as well as select material from a growing library of podcasts Sirius XM is assembling.

Sirius XM’s streaming service is included as part of the price of the vast majority of Sirius XM’s packages, including the Select and All Access packages.  The Personalized Stations Powered by Pandora feature, which allows subscribers to create their own customized commercial-free music stations within the Sirius XM app, is offered to consumers as part of the price of Sirius XM’s All Access package. Sirius XM also offers its streaming service in several standalone packages, which do not include a satellite radio subscription. These packages, which include the Premier Streaming Plan, Essentials Plan, Student Plan and Military Plan, are available to consumers at various prices and include a variety of content.

Sirius XM has entered into agreements with third parties designed to increase the distribution and ease of use of its streaming service, including through connected devices. Sirius XM also has various arrangements with various services and consumer electronics manufactures to include the Sirius XM streaming functionality with their service and devices.

360L.  Sirius XM’s next generation automotive platform, which it calls “360L,” combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. Sirius XM has agreements with many automakers to deploy its 360L interface in a variety of vehicles. Sirius XM believes that 360L will be included in a majority of vehicles that include Sirius XM functionality in the future.  360L allows Sirius XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage and low delivery costs of Sirius XM’s satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to Sirius XM’s content, including Sirius XM’s live channels, on demand service, podcasts and even more personalized music services. The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of Sirius XM’s content in the vehicle easier. In certain cases, 360L also allows consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and provides Sirius XM data to better enable it to understand how subscribers use Sirius XM’s service and how it can more effectively market its service to consumers.

Distribution of Radios

New Vehicles.  Sirius XM distributes satellite radios through the sale and lease of new vehicles. Sirius XM has agreements with every major automaker to offer satellite radios in their vehicles. Satellite radios are available as a factory -installed feature in substantially all vehicle makes sold in the United States. Most automakers include a subscription to Sirius XM’s service in the sale or lease of their new vehicles. In certain cases, Sirius XM receives subscription payments from automakers in advance of the activation of its service. Sirius XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive its service. Sirius XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

Previously Owned Vehicles.  Sirius XM also acquires subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. Sirius XM has entered into agreements with many automakers to include a subscription to Sirius XM’s service in the sale or lease of vehicles which include satellite radios sold through their certified pre-owned programs. Sirius XM also works directly with franchise and independent dealers on programs for non-certified used vehicles. Sirius XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and has established marketing plans to promote its services to these potential subscribers.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.  Sirius XM provides its service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit Sirius XM’s service on frequencies originally licensed by the FCC to Sirius, and two of these satellites, XM-3 and XM-4, transmit its service on frequencies originally licensed by the FCC to XM. Sirius XM’s XM-5 satellite serves as a spare for both the XM and Sirius systems.

Sirius XM has entered into agreements for the design, construction and launch of two additional satellites, SXM-7 and SXM-8. On December 13, 2020, SXM-7 was successfully launched. In-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway.  The full extent of the damage to SXM-7 is not yet known.

Sirius XM does not expect its satellite radio service to be impacted by these adverse SXM-7 events. Sirius XM’s XM-3 and XM-4 satellites continue to operate and are expected to support its satellite radio service for several years. In addition, the XM-5 satellite remains available as an in-orbit spare.  Construction of the SXM-8 satellite is underway and is expected to be launched into a geostationary orbit in 2021.

Satellite Insurance.  Sirius XM has procured insurance for SXM-7 and SXM-8 to cover the risks associated with each satellite’s launch and first year of in-orbit operation. The aggregate coverage under those insurance policies with respect to SXM-7 is $225 million.  Sirius XM has notified the underwriters of these policies of a potential claim with respect to SXM-7. Sirius XM does not have insurance policies covering its other in-orbit satellites, as Sirius XM considers the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from Sirius XM’s satellites may be blocked and reception of satellite signals can be adversely affected. In other areas with a high density of next generation wireless systems, Sirius XM’s service may experience interference. In many of these areas, Sirius XM has deployed terrestrial repeaters to supplement and enhance its signal coverage and in many other areas, Sirius XM may deploy additional repeaters to mitigate interference. Sirius XM operates over 1,000 terrestrial repeaters across the United States as part of its systems.

Other Satellite Facilities.  Sirius XM controls and communicates with its satellites from facilities in North America. Its satellites are monitored, tracked and controlled by a third party satellite operator.

Studios

Sirius XM’s programming originates from studios in New York City, Los Angeles and Washington, D.C., and, to a lesser extent, from smaller studios in Nashville and a variety of venues across the country. Sirius XM Holdings’ corporate headquarters is in New York City. Sirius XM provides equipment to artists and hosts to enable remote creation and transmission of programming.

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

Connected Vehicle Services

Sirius XM provides connected vehicle services to several automakers. Sirius XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Sirius XM offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicle diagnostics and stolen or parked vehicle locator services. Subscribers to Sirius XM’s connected vehicle services are not included in its subscriber count or subscriber-based operating metrics.

In May 2020, Sirius XM terminated the Automatic Labs Inc. ("Automatic") service, which was part of its connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed vehicles into connected vehicles.

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

Commercial subscribers are included in Sirius XM’s subscriber count. Subscribers to the DISH Network satellite television service are not included in its subscriber count and subscribers to Sirius XM’s Travel Link, real-time traffic services and real-time weather services are not included in its subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to Sirius XM’s service.

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

As of December 31, 2020, Sirius XM Canada had approximately 2.6 million subscribers. Sirius XM Canada’s subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

The Pandora Business

Pandora Media, LLC, which owns and operates the Pandora business, is a wholly owned subsidiary of Sirius XM Holdings.

Streaming Radio and On-Demand Music Services

Pandora offers a personalized audio entertainment platform for each listener. Users are able to create personalized stations and playlists and search and play songs and albums on-demand.  The Pandora service utilizes content programming algorithms, data collected from listeners, and attributes of the music managed in the Music Genome Project - to predict user music preferences, play content suited to the tastes of each listener, and introduce each listener to music consistent with the consumer's preferences.

The Pandora service is available on iOS and Android mobile devices, web browsers and other internet connected devices. The Pandora application is free to download and use. The Pandora service is also available in vehicles in the United States with smartphone connectivity. Certain automakers now provide embedded streaming connectivity that supports and makes available the Pandora service in vehicles without the need for smartphone connectivity. In addition, the Pandora service is integrated into consumer electronic, voice-based devices and smart speakers.

The Pandora service is available as an ad-supported radio service, a radio subscription service (Pandora Plus), or an on-demand subscription service (Pandora Premium). Local and national advertisers deliver targeted messages to Pandora’s listeners on the ad-supported service.

Ad-Supported Radio Service

Pandora offers an ad-supported radio service which allows listeners to access its catalog of music, comedy, live streams and podcasts through personalized stations. This service is free across all platforms and generates stations specific to each listener. Each listener can personalize his or her stations by adding variety to the content.

Listeners of the ad-supported service are provided with the option to temporarily access on-demand listening, including certain features of the Pandora Premium service. Pandora refers to this temporary access as “Premium Access.”

Subscription Radio Service (Pandora Plus)

Pandora offers Pandora Plus - an ad-free, subscription version of the radio service that includes options for replaying songs, skipping songs, offline listening and higher quality audio on supported devices. Content provided to each listener of Pandora Plus is more tailored when the listener interacts more with the platform.  Premium Access is also available to Pandora Plus listeners.

On-Demand Subscription Service (Pandora Premium)

Pandora offers Pandora Premium - an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, download content for offline listening, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity and the Music Genome Project.  Listeners through mobile devices have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.

Pandora Premium incorporates social networking features including a centralized stream where listeners can view the music that their social connections are experiencing and provide and receive recommendations for songs, albums and playlists. Pandora Premium also includes a “share” feature where consumers can share their stations, songs, albums, podcasts or playlists through social media, messaging applications and email.

Advertising Revenue

Pandora maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting.  Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences. The Pandora business’s primary source of revenue is the sale of audio, display and video advertising for its connected device platforms, including computers and mobile devices.  Pandora also has agreements to sell the available advertising inventory in the United States for SoundCloud, one of the world’s largest open audio platforms, and other third parties.

Stitcher

Stitcher creates original podcasts and operates content networks that each target a specific genre and audience.  Stitcher also provides podcast advertising services that generate revenue for approximately 200 shows and offers a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand.

Stitcher earns revenue by distributing advertising on specific podcasts created by third parties, including placement based on an advertiser’s desired target audience, and from the sale of advertising on its owned podcasts and podcasts offered within the Stitcher app.  Stitcher creates and distributes original podcasts through platforms such as its Stitcher app and the iPhone podcast app.

Stitcher also earns subscription revenue from its Stitcher Premium subscription service.  Users pay a monthly or annual fee for access on Stitcher Premium to premium content and ad-free archived podcast episodes.

AdsWizz

Through its AdsWizz subsidiary, Pandora is a leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products -- from dynamic ad insertion to advanced programmatic platforms to innovative new audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other innovative audio advertising products, such as audio formats that can let consumers trigger an action while listening to an ad as well as other personalization-based technology.

AdsWizz’s technology is employed by Pandora in its ad-supported business as well as by third party customers.  AdsWizz’s third party customers include well-known music platforms, podcasts and broadcasting groups worldwide.

In June 2020, Sirius XM Holdings acquired Simplecast, a podcast management and analytics platform that complements AdsWizz’s audio advertising product offering.

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

Musical Compositions: Performance Rights and Mechanical Rights

The holders of performance rights in musical compositions, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC, Inc. (“SESAC”) and Global Music Rights LLC (“GMR”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.

The holders of the mechanical rights in musical compositions, generally songwriters and their music publishers, have traditionally licensed these rights through the statutory license set forth in Section 115 of the United States Copyright Act (the “Copyright Act”); however, mechanical rights can also be licensed directly.

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

Pandora must also license “reproduction rights” or “mechanical rights” to offer the interactive features of the Pandora services. For the Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the Copyright Act. In January 2018, the Copyright Royalty Board (the “CRB”) set a new rate structure for the five-year period commencing January 1, 2018 and ending on December 31, 2022. The rate was 13.3% of revenue or 24.1% of record label payments in 2020.  The rate was scheduled to increase over the five-year period to 15.1% of revenue or 26.2% of record label payments by 2022.

In August 2020, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination.  For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings. The CRB has announced further proceedings to consider and address the Court of Appeals’ decision.

Sound Recordings

Operators of a non-interactive satellite radio or streaming service are entitled to license sound recordings under the statutory license contained in Section 114 of the Copyright Act (the “statutory license”). Under the statutory license, Sirius XM Holdings may negotiate royalty arrangements with the owners of sound recordings or, if negotiation is unsuccessful, the royalty rate is established by the CRB. Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, Inc. (“SoundExchange”), an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists.

Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and the services must negotiate direct license arrangements with the owners of copyrights in sound recordings.

Sirius XM Business.  For the ten-year period commencing January 1, 2018 and ending on December 31, 2027, the CRB set the royalty rate payable by Sirius XM under the statutory license covering the performance of sound recordings over Sirius XM’s satellite radio service, and the making of ephemeral (server) copies in support of such performances, to be 15.5% of gross revenue, subject to exclusions and adjustments. The revenue subject to royalty includes subscription revenue from Sirius XM’s U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit Sirius XM to reduce the payment due each month for those sound recordings directly licensed from copyright owners and exclude from revenue certain other items, such as royalties paid to Sirius XM for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of Sirius XM’s business that do not involve the use of copyrighted sound recordings.

In 2020, Sirius XM paid a per performance rate for the streaming of certain sound recordings of $0.0024 on its Sirius XM streaming service.

Pandora Business.  Pandora has entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.

For sound recordings that Pandora streams and for which it has not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license, and applicable rates thereunder, set by the CRB for the period commencing on January 1, 2016 and ending on December 31, 2020.  Effective January 1, 2020, the rate for Pandora’s non-subscription services, such as its ad-supported radio service, was adjusted for inflation to $0.0018 per play, and the rate for its subscription services, such as Pandora Plus and Pandora Premium, was adjusted for inflation to $0.0024. Sound recordings subject to the statutory license can only be played through Pandora’s radio services and not through services that are offered on-demand or offline or through any replay or additional skip features. The CRB has completed a proceeding to determine the rates and terms for the sound recordings streamed pursuant to the statutory license for the period commencing on January 1, 2021 and ending on December 31, 2025.  Pandora expects the CRB to issue its determination of these rates and terms on or prior to April 15, 2021.

Prior to the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act in October 2018, Pandora’s rights to perform certain sound recordings that were fixed before February 15, 1972 were governed by state law. Pandora still faces a class action lawsuit brought by plaintiffs who allege that Pandora violated their alleged exclusive copyright ownership rights to the reproduction and public performance of sound recordings created prior to February 15, 1972.  See “Item 3.  Legal Proceedings” of this Annual Report on Form 10-K for information on this action.

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

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the FIA Formula One World Championship (the “World Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the

“Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. The 2020 World Championship calendar was originally scheduled to have 22 Events. However, due to the COVID-19 pandemic, the start of the season was postponed until early July, with certain Events being cancelled, certain new Events being added and others rescheduled at later dates. The revised 2020 World Championship calendar was comprised of 17 Events in 12 countries across Europe and the Middle East. In 2020, the World Championship was also followed by hundreds of millions of television viewers in approximately 200 territories. While Formula 1’s largest Events have historically hosted live audiences in excess of 300,000 on race weekends, fans were prohibited from attending all but three Events during 2020, with significant limitations on fan attendance at these Events, due to the COVID-19 pandemic.

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

Formula 1 also generates revenue from a variety of other sources, including the operation of the Formula 1 Paddock Club hospitality program (the “Paddock Club”), freight, logistical and travel related services for the Teams and other third parties, the F2 and F3 race series, which run principally as support races during Event weekends, various television production and post-production activities, digital and social media activities, other events such as fan festivals and business forums and revenue from other licensing of the commercial rights associated with the Formula 1 brand.

Formula 1 recognizes the majority of its revenue and expenses in connection with Events that take place in different countries around the world, generally between March and November each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year. However, due to the delayed start of the 2020 Formula 1 race calendar, with the first Event not taking place until July 2020, the revenue and expenses recognized by Formula 1 were significantly lower during the first and second quarters of 2020 as compared to the third and fourth quarters.

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

Race Promotion. Race promotion revenue comprised 12%, 30% and 34% of Formula 1’s total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of three to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year. Race promotion revenue was significantly lower in 2020 as a result of the reduced calendar and one-time revised fee arrangements, as most Events were closed to fans, which provided very different economics for the promoters.

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

Broadcasting.  Broadcasting revenue comprised 55%, 38% and 33% of Formula 1’s total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The variation in the 2020 percentage is due to a number of factors related to the COVID-19 pandemic, including the significant decrease in race promotion revenue, as described above.  Certain fee relief arrangements were made with broadcasting partners due to the COVID-19 pandemic resulting in fewer Events within a shorter period of time than anticipated. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. These contracts, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s broadcasting revenue is generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); and (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”). In 2020, Formula 1 had 13 free-to-air television agreements, nine pay television agreements and 23 agreements, including multi-territory agreements, covering both free-to-air and pay television. Formula 1’s key broadcasters include Sky (pay television) in the United Kingdom, RTL (free-to-air television) and Sky Deutschland (pay television) in Germany, Sky Italia (pay television) in Italy, Movistar (pay television) in Spain, Fox Sports/ESPN (pay television) in Pan Latin America, Canal+ (pay television) and TF1 (free-to-air television) in France, Globo (free-to-air television) and Globosat (pay television) in Brazil, ESPN and ESPN Deportes (pay television) in the United States, Fox Sports (pay television) in Pan Asia and MBC (free-to-air and pay television) in the Middle East and North Africa.

Advertising and Sponsorship. Advertising and sponsorship revenue comprised 17%, 15% and 15% of Formula 1’s total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Formula 1 sells Event-based advertising and sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, advertisers can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the United States or European consumer price index or another agreed metric. Advertising and sponsorship revenue was significantly lower in 2020 as a result of certain Events not taking place and revised fee arrangements, as rights under certain contracts could not be fully serviced due to the effects of the COVID-19 pandemic.

Other Revenue

The remainder of Formula 1’s revenue is typically generated from a variety of other sources including the operation of the Paddock Club race-based corporate hospitality program at most Events, freight and related logistical and travel services, support races at Events (either from the commercial exploitation of the F2 and F3 series or from the licensing of other third party series or individual race events), various television production and post-production activities, digital and social media services and other Formula 1 ancillary operations. As a result of the COVID-19 pandemic, the majority of these operations were significantly reduced in 2020, and others could not be operated.

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

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2020 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Honda. Under the terms of both the 2020 Concorde Arrangements and the 2021 Concorde Agreement (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the costs of competing in the World Championship. They receive Prize Fund payments from Formula 1, as well as sponsorship and advertising revenue from their own partners. The 2020 Concorde Arrangements (from January 1, 2021, the “2021 Concorde Agreement”) between Formula 1, the FIA and the Teams define the terms of the Team’s participation in the World Championship (for further detail on these arrangements, see “—Key Commercial Agreements—Concorde Agreement” below.)

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

In addition, the FIA may terminate Formula 1’s license if (i) certain Delta Topco Limited (“Delta Topco”) subsidiaries party to the 100-Year Agreements become insolvent; (ii) Formula 1 fails to pay an amount due to the FIA and such non-payment is not cured within 30 days of FIA’s demand for payment; (iii) arbitrators declare that Formula 1 materially breached the 100-Year Agreements and Formula 1 has not paid to the FIA certain penalties to cure such breach; or (iv) Formula 1 changes or removes certain of the FIA’s rights without its prior consent.

Concorde Agreement

From 1981 until 2012, successive Concorde Agreements governed the relationship between Formula 1, the FIA and the Teams, including the regulation of the World Championship. After the then-current Concorde Agreement expired on December 31, 2012, Formula 1 entered into a separate binding bilateral agreement with each Team (the “Team Agreements”), securing the relevant Team’s commitment to continue participating in the World Championship until December 31, 2020. In addition, Formula 1 entered into the 2013 Concorde Implementation Agreement with the FIA in 2013. The 2013 Concorde Implementation Agreement, in addition to making certain modifications to the 100-Year Agreements for the period to end 2030, provides that the FIA agrees to provide certain sporting governance arrangements and regulatory safeguards for the benefit of the Teams, to enter into a new Concorde Agreement for a term of eight years (from 2013 to 2020) reflecting those sporting governance arrangements and regulatory safeguards and to enter into a subsequent Concorde Agreement from 2021 to 2030 or to extend the sporting governance arrangements or regulatory safeguards agreed under the 2013 Concorde Implementation Agreement on substantially the same terms from 2021 to 2030. The Team Agreements and the 2013 Concorde Implementation Agreement (collectively, the “2020 Concorde Arrangements”) together provided, until December 31, 2020, the contractual framework for the World Championship that was previously set out in the Concorde Agreements.

In August 2020, Formula 1, the FIA and the Teams entered into the 2021 Concorde Agreement, securing the commitment of the Teams to continue participating in the World Championship from January 1, 2021 until December 31, 2025, and governing the relationship between the parties during that period.  The 2021 Concorde Agreement is made up of two separate documents: (a) the 2021 Concorde Commercial Agreement between Formula 1 and each of the Teams; and (b) the 2021 Concorde Governance Agreement between Formula 1, the FIA and each of the Teams.

Similar to the 2020 Concorde Arrangements, the 2021 Concorde Agreement provides, among other things, for the participation of the Teams in the World Championship during the term of that agreement, and provides for Formula 1 to make certain Prize Fund payments to the Teams based on their performance in the Constructors’ Championship and other principles (such as success and heritage in Formula 1).

Key Provisions

As discussed above, the 2021 Concorde Agreement establishes a Prize Fund, establishes procedures for setting the World Championship calendar, and provides for certain termination rights. The 2021 Concorde Agreement establishes rules for the determination of the Prize Fund to be paid to the Teams, which is calculated with reference to certain percentages of Formula 1’s Prize Fund Adjusted EBIT (defined by Formula 1 as operating profit adjusted to exclude certain specific, and largely non-cash items). A share of the Prize Fund is paid to Ferrari in recognition of its heritage, with the remainder paid to Teams based on their results in prior Constructors’ Championships (a significant majority of which is based on their position in the prior year’s World Championship). Under the 2021 Concorde Agreement, the consent of 70% of the Teams is required if there are more than 24 Events in a season or if there are fewer than eight Events across Europe and North America combined.

The 2021 Concorde Agreement may be terminated with respect to a Team if the Team fails to participate in more than three Events in a season, fails to submit a valid entry for participation in the World Championship or becomes insolvent. Teams may terminate their rights and obligations pursuant to the 2021 Concorde Agreement by giving one full season’s written notice to Formula 1, as well as under certain other circumstances, including:

●	Formula 1 is unable to pay its debts when they become due;
●	Formula 1 fails for three months to pay an aggregate amount due in excess of $10 million to the Team; or
●	Upon the occurrence of specified compliance violations or sanctions-related events.

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

Formula 1 owns the copyright on footage of each Event since 1981 as well as footage related to a large number of pre-1981 Events. Ownership of this copyright enables Formula 1 to license that footage to broadcasters and to take legal action against infringers of that copyright. Under the 2021 Concorde Agreement, Formula 1 also has the exclusive right, subject to limited exceptions, to use each Team’s intellectual property rights (including image rights) to portray the World Championship and/or any Event in any visual form.

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

Strategy

Formula 1’s goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	continuing to seek and identify opportunities to expand and develop the Event calendar and bring Events to attractive and/or strategically important new markets outside of Europe, which typically have higher race promotion fees, while continuing to build on the foundation of the sport in Europe;
●	developing advertising and sponsorship revenue, including increasing sales of Event-based packages and under the Global Partner program, and exploring opportunities in underexploited product categories;
●	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
●	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership;
●	improving the on-track competitive balance of the World Championship and the long term financial stability of the participating Teams; and

●	improving the environmental sustainability of Formula One and its related activities, targeting a net zero carbon footprint by 2030 and sustainable race events by 2025, and building on Formula 1’s “WeRaceAsOne” initiatives to fight inequality and improve the diversity and opportunity in Formula 1 at all levels.

Braves Holdings, LLC

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Major League Baseball (“MLB”) club, the Atlanta Braves, and certain assets and liabilities associated with the Braves’ stadium and Braves Holdings’ Development Project, The Battery Atlanta and as described in “Mixed-use development” below.

Business Operations

Braves Holdings derives revenue from both local and national sources. Team revenue includes revenue from ticket sales, broadcasting rights, shared revenue collected and distributed by MLB, merchandise sales, minor league teams, revenue sharing arrangements and other sources. Revenue related to the Braves’ facilities includes corporate sales and naming rights, concessions, advertising, suites and premium seat fees, parking and publications. Ticket sales and broadcasting rights are the team’s primary revenue drivers. Revenue is seasonal, with the majority of revenue historically recognized during the second and third quarters, which aligns with a normal baseball regular season, consisting of approximately 160 games. However, the 2020 regular season was played entirely during the third quarter and consisted of only 60 games, without fans in attendance. The 2020 minor league season was cancelled. The Battery Atlanta derives revenue primarily from rental income (including overage rent and tenant reimbursements), parking and sponsorships throughout the year.

Ticket Sales. While there were no fans in attendance at any 2020 games, the Braves have historically offered single game tickets, as well as various season ticket packages. The per-ticket average price of 2019 full-season ticket plans ranged from $6 to $530, depending upon the seating area. The Braves utilize a variable and dynamic pricing strategy to help eliminate the perceived difference in value for certain games, which is often exploited in the secondary market. The Braves also encourage fans to use digital ticketing, which allows the club to track important data, put parameters on resales, and provide paperless benefits to its consumers.

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of broadcasting rights to the Braves’ baseball games. Each MLB club has the right to authorize the television broadcast within its home television territory of games in which it participates, subject to certain exceptions. The Braves have a long-term local broadcasting agreement with Sportsouth Network II, LLC, the owner and operator of the SportSouth video programming service (“Bally Sport South,” formerly known as Fox SportsSouth). Nationally, the Braves participate in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 MLB clubs with ESPN, TBS, Fox and Sirius XM Holdings (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the “MLB Rules and Regulations”), the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. Each MLB club also has the right to authorize radio broadcast, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with approximately 154 local radio station affiliates broadcasting Braves games across the Southeast (the “Braves Radio Network”). Television and radio broadcasting revenue was significantly lower in 2020 as a result of fewer games.

Advertising and Corporate Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising and promotional opportunities at Truist Park. Advertising space is available on the main scoreboard, elsewhere throughout the ballpark and in programs sold at each game. The Braves also enter into long-term licensing agreements for advertising rights with respect to various suites and hospitality spaces. The Braves’ marketing department works closely with the club’s sponsors to offer contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the club allows the Braves name and logo to be used in connection with certain local promotional activities. The Braves also coordinate advertising placement through the Braves Radio Network, and has a cross-

promotional sponsorship and marketing agreement with Bally Sport South. Revenue from advertising and corporate sponsorships was significantly lower in 2020 as a result of fewer games, all without fans in attendance.

Player Contracts and Salaries. The Collective Bargaining Agreement (the “CBA”) requires MLB clubs to sign players using the Uniform Player’s Contract. The minimum Major League contract salary under the CBA for players during the 2020 season was $563,500 and will be $570,500 during the 2021 season. If a player is injured or terminated by the team for lack of skill during the regular season, he is entitled to all of his salary under the contract for the remainder of the year. Contracts may cover one year or multiple years, but generally under multi-year contracts a player’s salary is guaranteed even if the contract is terminated by the team, or if the player dies or becomes ill, during the term of the contract. Player salaries in 2020 were reduced to reflect the shortened season. The Braves are not required to pay the remaining contract salaries of players who resign or refuse to play. The CBA is currently set to expire on December 1, 2021.

Team

Player Personnel. Under MLB Rules and Regulations, each team is permitted to have 40 players under contract, but is allowed to maintain only 26 players on its active roster (subject to limited exceptions) from the Opening Day of the season through August 31 of each year. During the remainder of the season, teams may keep 28 players under contract. Due to the shortened 2020 season, each team was allowed to keep at least 30 players on its active roster through August 6. During the remainder of the 2020 season, teams were allowed to keep 28 players. The Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success.

Player Development. In 2020, the Braves were associated with six minor league teams located in the United States, five of which were owned by Braves Holdings. The club’s 2020 minor league affiliates are detailed below:

Team	Class	League	Location
Gwinnett Stripers	AAA	International League	Lawrenceville, GA
Mississippi Braves	AA	Southern League	Pearl, MS
Florida Firefrogs*	A Adv.	Florida State League	North Port, FL
Rome Braves	A	South Atlantic League	Rome, GA
Danville Braves	R	Appalachian League	Danville, VA
GCL Braves	R	Gulf Coast League	North Port, FL

* Not owned by Braves Holdings

Starting with the 2021 season, a new player development system will be put in place by MLB comprised of 11 Professional Development Leagues. MLB Professional Development Leagues, LLC ("MLB PDL") will be responsible for the administration of the new system and will enter into player development license agreements with 120 minor league clubs that will compete in the Professional Development Leagues and be affiliated with MLB clubs, including the Braves. MLB PDL will also be responsible for enforcing the terms of each player development license agreement, including standards for facility quality and player working conditions. Each MLB club, including the Braves, will be affiliated with four Professional Development League clubs located in the United States and Canada. Three of the minor league clubs that are owned by Braves Holdings, the Gwinnett Stripes, Mississippi Braves and Rome Braves, have entered into player development license agreements with MLB PDL. Each license agreement has a 10-year term. Additionally, MLB PDL has selected the Augusta Green Jackets to be the fourth Professional Development League club to be affiliated with the Atlanta Braves.  Braves Holdings will cease operations in Danville and the Braves will no longer be affiliated with the Florida Fire Frogs.

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

CoolToday Park. In March 2019, the Braves relocated to a new spring training facility in North Port, Florida. The park is also the playing facility of the GCL Braves, the Rookie League affiliate of the Braves. The Braves have exclusive operating rights to the facility via a 30-year Facility Operating Agreement with Sarasota County. The club operates and maintains an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park also features an academy for housing players, coaches and staff throughout the year. The academy opened in February 2020 and includes dining, meeting and auditorium spaces.

Mixed-Use Development

Braves Holdings, through affiliated entities and third party development partners, has developed a significant portion of the land around Truist Park for a mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. Phase I of the project is complete and operational. Phase II is underway and includes thyssenkrupp’s new North American headquarters, Papa John’s International, Inc.’s Atlanta headquarters, an Aloft Hotel, a specialty market and cinema. Certain portions became operational during 2020, while the remaining portions under construction will become operational throughout 2021 and 2022. The estimated cost for Phase II is approximately $200 million, which Braves Holdings affiliated entities are expected to fund through a mix of approximately $55 million in equity and approximately $145 million of new debt. In October 2018, Braves Holdings sold the residential portion of the mixed-use complex, the proceeds from which are funding a portion of Phase II. See note 9 to the accompanying consolidated financial statements for debt information related to the mixed-use development.

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

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted Live Nation’s live event business. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, Live Nation ceased all tours and closed its venues in mid-March 2020 to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on its revenue and financial position.

Live Nation’s Business Segments

Concerts. Live Nation’s Concerts segment principally involves the global promotion of live music events in its owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. While its Concerts segment operates year-round traditionally, Live Nation generally experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through October. Due to the unprecedented stoppage of its concert events globally in mid-March due to the worldwide COVID-19 pandemic, Live Nation did not promote its usual number of shows or experience its typical seasonality trends in 2020. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Ticketing. Live Nation’s Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as a fee. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through websites, mobile apps, ticket outlets and telephone call centers. Live Nation’s Ticketing segment also manages its online activities including enhancements to its websites and product offerings. Live Nation’s ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients. Due to the unprecedented stoppage of live events globally in mid-March and reduction in the number of fans in attendance due to the worldwide COVID-19 pandemic, Live Nation did not sell its usual number of tickets in 2020.

Sponsorship & Advertising. Live Nation’s Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through its concert, festival, venue and ticketing assets, including advertising on Live Nation websites. Live Nation works with its corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. Live Nation also develops, books and produces custom events or programs for its clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Live Nation typically experiences higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with its outdoor venues and festivals which are primarily used in, or occur from, May through October. Due to the unprecedented stoppage of Liven Nation’s concert events globally in mid-March due to the global COVID-19 pandemic, Live Nation did not recognize its normal amount of sponsorship revenue or experience its typical seasonality trends in 2020.

Terms of Live Nation Investment

At December 31, 2020, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 33% of the issued and outstanding shares as of December 31, 2020.

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

Other Minority Investments

We also own a portfolio of minority equity investments in publicly traded media companies, including iHeart Media, Inc. and AT&T Inc. (NYSE: T). These are assets that were previously acquired (some in tax-efficient transactions) and are currently held as non-core assets. In the past we have entered into swaps, exchangeable debentures, and other derivatives to monetize these investments and mitigate balance sheet risk. We intend to continue to monetize these investments, which may include further derivative and structured transactions as well as public and private sales.

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

Any assignment or transfer of control of Sirius XM’s FCC licenses must be approved by the FCC. The FCC’s order approving its merger with XM Satellite Radio Holdings Inc. in July 2008 requires Sirius XM to comply with certain voluntary commitments it made as part of the FCC merger proceeding. Sirius XM believes it complies with those commitments.

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

Competition

Sirius XM Holdings faces significant competition for listeners and advertisers in its Sirius XM and Pandora businesses, including from providers of radio and other audio services. Sirius XM Holdings’ services compete with traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for Sirius XM Holdings’ subscription services and, by offering free broadcasts, it may impose limits on what Sirius XM Holdings can charge for its services. Several traditional radio companies own large numbers of radio stations and other media properties, such as podcast networks. Sirius XM Holdings also faces competition from streaming and on-demand services, including Amazon Prime, Apple Music, Spotify and YouTube. Major online providers make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization and customization, and allow the user to access large libraries of content. These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. For some consumers, these services may compete with Sirius XM Holdings’ services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, nearly all automakers have deployed integrated multimedia systems in dashboards, including Apple CarPlay and Android Auto. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, streaming radio, smartphone applications and stored audio, with navigation and other advanced applications. Streaming radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles. Sirius XM Holdings also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home, but also include mobile entertainment. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, other services offered by these providers, such as cable television, on-demand video streaming, and interactive video games compete with Sirius XM Holdings’ services to the extent they utilize existing or potential users' and listeners' time that could otherwise be allocated to the use of Sirius XM or Pandora services. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with Sirius XM Holdings’ services now or that could compete with those services in the future. A number of providers compete with Sirius XM’s traffic services. In-dash navigation is threatened by smartphones offering GPS mapping with sophisticated data-based turn navigation. Sirius XM’s connected vehicle services business operates in a highly competitive environment and competes with several providers, as well as with products being developed for vehicles by automakers and other third parties. OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles. Sirius XM Holdings also competes with wireless devices, such as mobile phones. Sirius XM Holdings competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and system customization, scope of service, industry experience, past performance and price.

Sirius XM Holdings’ competition for advertisers include large scale online advertising platforms such as Amazon, Facebook and Google; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; podcast distributors and networks; and companies in the broadcast radio market. Sirius XM Holdings competes against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of Sirius XM Holdings’ advertising platforms, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities. The online advertising marketplace continues to evolve rapidly, particularly with the introduction of new digital advertising technologies and expanding capabilities of larger internet companies.

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

Live Nation faces competition in the live music industry, in attracting touring artists to the venues it owns and operates and from ticketing services primarily through online and mobile channels but also through phone, outlet and box office channels. Competition in the live entertainment industry is intense. Live Nation believes that it competes primarily on the basis of its ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. It believes that its primary strengths include the quality of service delivered to its artists, fans, ticketing clients and corporate sponsors, its track record in promoting and producing live music events and tours both domestically and internationally, its artist relationships, its global footprint, the quality of its ticketing software and services, its ecommerce site and extensive database, its diverse distribution platform of venues, the scope, effectiveness and expertise of its advertising and sponsorship programs and its financial stability.

Human Capital Resources

General

As of December 31, 2020, we had 84 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 6,963 full and part-time employees. We believe that our employee relations are good.

Liberty and its subsidiaries strive to create diverse, inclusive and supportive workplaces, with opportunities for employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between employees and their communities.

Talent Development

Liberty fosters a strong learning culture by investing in our employees and empowering them to participate in opportunities for personal and professional growth. Some of these opportunities (which vary across our company and our subsidiaries) include tuition reimbursement for professional related coursework, executive and career coaching, paid professional seminars, paid membership in professional organizations, on-site lunch and learn educational meetings and internally led presentations on industry topics.

Diversity and Inclusion

Liberty strives to cultivate a culture that provides a sense of belonging and inclusiveness. Our company respects diversity and the unique perspectives, ideas, skills and abilities of our employees that lead our company to achieve better business results. To reinforce this commitment to inclusion and diversity at the corporate level, Liberty supports domestic partner benefits, paid parental leave, fertility benefits, flexible work arrangements, on-going training, mentorship for female leaders and quarterly town-hall meetings with our Chief Executive Officer.

Similarly, our subsidiaries have undertaken their own individual commitments to developing a diverse workforce. Sirius XM Holdings is focused on increasing female and minority representation at all levels of its organization, and recruits talent in diverse communities, including by engaging as a sponsor of professional conferences, creating employment opportunities and offering leadership development. Sirius XM Holdings provides a mentoring program to help underrepresented employees benefit from coaching, guidance and feedback, and also has several employee resource groups supporting different diverse groups. Braves Holdings has launched a program to provide space for employees to share perspectives, thoughts and insights and engage in thoughtful discussion with peers. Braves Holdings has also created fellowship programs to promote the hiring of diverse talent and accessibility within areas including baseball and baseball operations, data and analytics, scouting and executive leadership. Through its efforts to develop diversity within motorsport, Formula 1 seeks to find untapped, often under represented, talent from new areas. Formula 1 has also committed to a strong internship program and apprenticeship opportunities and will be seeking to provide scholarships to talented engineers from diverse backgrounds.

Compensation and Benefits

Liberty and its subsidiaries aim to provide attractive compensation and benefits programs for their employees. In addition to salaries, these programs (which vary across our company and our subsidiaries) may include, among other items, bonuses, stock awards, 401(k) plans, non-qualified deferred compensation plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, flexible work schedules and employee assistance programs.

COVID-19 Response

In response to the COVID-19 pandemic, we and our subsidiaries implemented changes that we consider to be in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. As a result of the COVID-19 pandemic, many of our employees are working from home, and we have implemented additional safety measures for employees continuing critical on-site work. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.

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

As of December 31, 2020, we had outstanding corporate-level indebtedness in the principal amount of $4.8 billion. At December 31, 2020, our only wholly owned consolidated subsidiaries are Braves Holdings and Formula 1. Braves Holdings, due to its size and current indebtedness at its level, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco, the parent company of Formula 1. In addition, although we consolidate Sirius XM Holdings, we do not have ready access to the cash flow of Sirius XM Holdings due to Sirius XM Holdings being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2020, we had approximately $4.8 billion principal amount of corporate-level debt outstanding, consisting of $1 billion outstanding under our 1.375% cash convertible senior notes due 2023, $450 million outstanding under our 1% cash convertible senior notes due 2023, $203 million outstanding under our 2.25% exchangeable senior debentures due 2046, $400 million outstanding under our 2.125% exchangeable senior debentures due 2048, $385 million outstanding under our 2.25% exchangeable senior debentures due 2048, $604 million outstanding under our 2.75% exchangeable senior debentures due 2049, $920 million outstanding under our 0.5% exchangeable senior debentures due 2050, $750 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM Group and $74 million of other obligations. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including Sirius XM Holdings’ senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to Sirius XM Holdings stockholders pursuant to Sirius XM Holdings’ dividend policy, which is subject to change at any time and is at the discretion of Sirius XM Holdings’ board of directors in accordance with applicable law and after taking into account various factors affecting Sirius XM Holdings), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

In addition, our Company’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our and Sirius XM Holdings' borrowings under our and its respective debt instruments.

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

A weak economy in the United States or, in the case of the Formula One Group, abroad, including as a result of the current COVID-19 pandemic (as discussed below), could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers and could overall affect subscriber churn, conversion rates and vehicle sales (in the case of Sirius XM Holdings) or reduced live-entertainment and sporting event expenditures (in the case of Live Nation, Braves Holdings and Formula 1). Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with Qurate Retail, Inc. (“Qurate Retail”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty TripAdvisor Holdings, Inc. (“TripCo”) and LMAC, which may lead to conflicting interests.

As a result of transactions between 2011 and 2018 that resulted in the separate corporate existence of our Company, Qurate Retail, Liberty Broadband and TripCo, as well as the initial public offering of LMAC in January 2021, all of the executive officers of Liberty also serve as executive officers of Qurate Retail, Liberty Broadband, TripCo and LMAC, and there are overlapping directors. Other than our ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of January 26, 2021, none of these companies has any ownership interest in any of the others. Our executive officers and members of our Company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Broadband, TripCo or LMAC have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Qurate Retail, Liberty Broadband, TripCo or LMAC pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own Qurate Retail, Liberty Broadband and TripCo stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Qurate Retail, Liberty Broadband, TripCo and/or LMAC. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripCo and LMAC has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Qurate Retail, Liberty Broadband, TripCo and LMAC) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Broadband, TripCo, LMAC and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Qurate Retail, Liberty Broadband, TripCo, LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

In addition, our Company has adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of our Company that may also be a business combination opportunity for LMAC will first be presented to a standing committee of our board of directors for consideration as to whether our Company desires to pursue such business combination opportunity as a direct investment or to present such opportunity to LMAC for consideration. John C. Malone, Chairman of the Board of our Company, is the sole member of that committee and will not serve in any fiduciary capacity at LMAC.

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

Our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) of our Company or Sirius XM Holdings.

At December 31, 2020, we had a deferred tax asset attributable to federal and state net operating losses, disallowed business interest carryforwards and tax credit carryforwards of $922 million (of which $745 million was recorded at the Sirius XM Holdings level) and, under the Code, we may carry forward our federal net operating losses, disallowed business interest deductions and tax credits in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we (or Sirius XM Holdings) experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period) at a time when our (or Sirius XM Holdings’, as applicable) market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss, disallowed business interest and tax credit carryforwards could be substantially limited. This limit could impact the timing of the usage of our federal net operating loss, disallowed business interest and tax credit carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss and tax credit carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Risks Relating to COVID-19

The COVID-19 pandemic is adversely impacting Sirius XM Holdings’ business.

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

In addition, the COVID-19 pandemic has created various uncertainties in Sirius XM Holdings’ business, including:

●	Limits on its ability to fully staff its customer service operations and certain of its marketing efforts, particularly telemarketing;
●	Changes to its sales and marketing practices as Sirius XM Holdings reacts to shifts in the volume of auto sales and subscriber expectations, particularly in customer service and billing operations;
●	Possible increases in bad debts as the pandemic broadly affects employment and consumer spending;
●	The loss of sales and orders in its advertising business, particularly as industries that are disproportionately affected by the pandemic - such as the travel and travel-related industries - curtail and in many cases stop their advertising spending; and
●	Other consequences in its marketing, sales and other operations which Sirius XM Holdings has not yet identified.

Importantly, the COVID-19 pandemic may have a material adverse effect on other third parties upon which Sirius XM Holdings relies, and its ability to assess those effects in any meaningful manner are difficult at this time.  In addition, a number of third parties upon which Sirius XM Holdings depends may experience financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations or may be relieved of their obligations to Sirius XM Holdings as part of the bankruptcy process, which in either case could adversely affect Sirius XM Holdings’ business.

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

The global spread of COVID-19 has prompted most local, state, federal and foreign governmental agencies to impose travel restrictions and local quarantines or stay at home restrictions to contain the spread. As a result, the business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19, and continue to be impacted. The first ten races of the 2020 Formula 1 season were either cancelled or postponed, and prior to late-July 2020, all MLB games were postponed, with a portion of spring training in 2020 for teams also having been cancelled. Braves Holdings’ Development Project, The Battery Atlanta, has also been affected due to the impacts of these restrictions on retail as well as restaurants, which had initially been limited to take-out and/or delivery service. Live Nation events have been severely impacted by COVID-19, with the vast majority of shows being postponed and the remainder cancelled with refunds issued. However, beginning in July 2020, both Formula 1 and MLB resumed races and games, respectively, although with no fan attendance. The Battery Atlanta has also seen the vast majority of businesses reopen as local quarantines and stay at home restrictions have lifted. However, ongoing or heightened resurgences of COVID-19 in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate the risks and adverse impacts described. Formula 1 Events, MLB games and Live Nation events planned for the future may be cancelled or postponed, and it may not be possible to reschedule previously cancelled or postponed events. No revenue will be recognized from events that were not held and furthermore, if any events currently scheduled to be held are cancelled or postponed due to restrictions being re-implemented, no revenue will be recognized from those events, and it is unclear whether and to what extent certain of those events will be rescheduled.

There can be no assurance as to when the operations of Formula 1, the Atlanta Braves and Live Nation will resume as normal. There also cannot be any assurance as to when operations will resume or when they will resume in full or in a limited capacity due to continuing restrictions, including how long fans will be barred from attending events or whether they will be permitted to attend only in limited numbers. For example, it is possible that continuing concerns could cause professional sports teams in the U.S. to continue to play games without a live audience. Even if these restrictions are loosened or lifted in the near future, concerns about COVID-19 could deter fans from attending events or employees, vendors and other third parties from providing services for these events. In addition, even if these restrictions are loosened or lifted, there is no assurance that they will not be re-implemented as COVID-19 continues to spread.

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

Further, the extent of the impact of the COVID-19 pandemic on our businesses remains fluid and the impact could increase, the longer the virus impacts activity levels in the locations in which our businesses operate. In particular, the widespread distribution, acceptance and effectiveness of vaccines is highly uncertain and cannot be predicted at this time. Delays in the widespread distribution of vaccines, or lack of public acceptance, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19.

Even after our businesses resume operations as normal there can be no assurances that fans attending events or vendors and employees working at our events will not contract COVID-19 in the course of attending or providing services. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our businesses and results of operations. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S.

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

Sirius XM Holdings’ subscribers and listeners can obtain similar content for free through terrestrial radio stations, YouTube and other internet services. Sirius XM Holdings also competes for the time and attention of its listeners with providers of other in-home and mobile entertainment services, and it competes for advertising sales with large scale online advertising platforms, such as Amazon, Facebook and Google, and with traditional media outlets.

Sirius XM Holdings’ streaming services also compete for listeners on the basis of the presence and visibility of its apps, which are distributed via app stores operated by Apple and Google. Sirius XM Holdings faces significant competition for listeners from these companies, which also promote their own music and content.  In addition, Sirius XM Holdings’ competitors’ streaming products may be pre-loaded or integrated into consumer electronics products or automobiles, more broadly than Sirius XM Holdings’ streaming products, creating a visibility advantage. If Sirius XM Holdings is unable to compete successfully for listeners against other media providers, then its business may suffer. Additionally, the operator of an app store may reject Sirius XM Holdings’ app or amend the terms of their license in a way that inhibits Sirius XM Holdings’ ability to distribute its apps, negatively affects its business, or limits its ability to increase subscribers and listeners.

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

Sirius XM Holdings’ ability to increase the number of subscribers and listeners to its services, retain its subscribers and listeners or convert listeners into subscribers, is uncertain and subject to many factors, including:

●	the price of Sirius XM Holdings’ service;
●	the ease of use of Sirius XM Holdings’ service;
●	the effectiveness of Sirius XM Holdings’ marketing programs;
●	with respect to its Sirius XM service, the sale or lease rate of new vehicles in the United States;
●	the rate at which Sirius XM Holdings’ self-pay subscribers to its Sirius XM service buy and sell new and used vehicles in the United States;
●	Sirius XM Holdings’ ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to its Sirius XM service;
●	the perceived value of Sirius XM Holdings’ programming and the packages and services it offers;
●	Sirius XM Holdings’ ability to introduce features in a manner that is favorably received by its consumers;
●	Sirius XM Holdings’ ability to keep up with rapidly evolving technology and features in audio entertainment;
●	Sirius XM Holdings’ ability to respond to evolving consumer tastes; and
●	actions by Sirius XM Holdings’ competitors, such as Spotify, Apple, Google, Amazon, Facebook and other audio entertainment and information providers.

Sirius XM Holdings engages in extensive marketing efforts and the continued effectiveness of those efforts are an important part of its business.

Sirius XM Holdings engages in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to its services. Sirius XM Holdings employs a wide variety of communications tools as part of its marketing campaigns, including telemarketing efforts and email solicitations. The effectiveness of its marketing efforts is affected by a broad range of factors, including creative and execution factors. Sirius XM Holdings’ ability to reach consumers with radio and television advertising, direct mail materials, email solicitations and telephone calls is an important part of its efforts and a significant factor in the effectiveness of its marketing. If Sirius XM Holdings is unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters, call blocking technologies or “do-not-call” or other marketing regulations, its marketing efforts will be adversely affected. A decline in the effectiveness of its marketing efforts could have an adverse impact on its operations and financial condition.

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

The operation of Sirius XM Holdings’ apps and service offerings could be impaired if errors occur in the third party software that it uses. It is difficult for Sirius XM Holdings to correct any defects in third party software because the development and maintenance of the software is not within its control. Sirius XM Holdings’ third party licensors may not continue to make their software available to Sirius XM Holdings on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third-party licensors could harm Sirius XM Holdings’ streaming services.

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

Sirius XM Holdings’ strategy includes selective acquisitions, other strategic investments and initiatives that allow it to expand its business. The success of any acquisition depends upon effective integration, cultural assimilation and management of acquired businesses and assets into its operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

Sirius XM Holdings is devoting significant management attention and resources to integrate the businesses and operations of certain acquisitions. The integration process could result in the distraction of Sirius XM Holdings’ management, the disruption of its ongoing business or inconsistencies in Sirius XM Holdings’ services, standards, controls, procedures and policies, any of which could adversely affect its ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition.

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

Sirius XM Holdings cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to its Sirius XM service. A substantial percentage of Sirius XM subscribers are on discounted pricing plans and Sirius XM Holdings’ ability to retain these subscribers or migrate them to higher priced plans is uncertain. Sirius XM Holdings discounted pricing strategy is widely known, and this may interfere with its ability to collect its ordinary subscription prices. In addition, a substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

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

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on several of Sirius XM Holdings’ in-orbit satellites have failed, and from time to time it has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and Sirius XM Holdings cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. In addition, the Sirius network of terrestrial repeaters communicates with a single third-party satellite. The XM network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

On December 13, 2020, Sirius XM Holdings’ SXM-7 satellite was successfully launched. In-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known.  Sirius XM Holdings has purchased insurance policies covering SXM-7 through launch and the first year of in-orbit operation.  The aggregate coverage under those insurance policies is $225 million. Sirius XM Holdings has notified the underwriters of these policies of a potential claim with respect to SXM-7.

Any material failure of Sirius XM Holdings’ operating satellites could cause it to lose customers for its Sirius XM service and could materially harm its reputation and its operating results. With the exception of the insurance Sirius XM Holdings has purchased covering the launch and the first year of in-orbit operation of SXM-7 and SXM-8, it does not have insurance for its in-orbit satellites. Additional information regarding Sirius XM Holdings’ fleet of satellites is contained in the section entitled “Item 1. Business— Sirius XM Holdings—Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.

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

Pandora’s ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect its business.

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

Sirius XM Holdings derives substantial revenue on its Pandora service from the sale of advertising. Sirius XM Holdings’ ability to attract and retain advertisers, and ultimately to sell its advertising inventory, depends on a number of factors, including:

●	the number of listener hours on the Pandora ad-supported service, particularly the number of listener hours attributable to high-value demographics;

●	keeping pace with changes in technology and its competitors, some of which have significant influence over the distribution of the Pandora app;
●	competing effectively for advertising with other dominant online services, such as Spotify, Google and Facebook, as well as other marketing and media outlets, some of which provide services to Sirius XM Holdings that it depends upon to fulfill the advertising it sells;
●	successfully competing for local radio advertising;
●	demonstrating the ability of advertisements to reach targeted audiences, including the value of mobile digital advertising;
●	ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that Sirius XM Holdings serves listeners) do not have a negative impact on listener hours; and
●	adapting to technologies designed to block the display of its ads.

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

The substantial majority of the total listening to the Pandora service occurs on mobile devices. Sirius XM Holdings is engaged in efforts to continue to convince advertisers of the capabilities and value of mobile digital advertising and to direct an increasing portion of their advertising spend to its ad-supported Pandora service.

Sirius XM Holdings is continuing to build its sales capability to penetrate local advertising markets, which places Sirius XM Holdings in competition with terrestrial radio. Sirius XM Holdings may not be able to capture an increasing share of local and audio advertising revenue, which may have an adverse impact on future revenue.

Changes to mobile operating systems and browsers may hinder Sirius XM Holdings’ ability to sell advertising and market its services.

Sirius XM Holdings uses shared common device identifiers that are universal in the advertising technology ecosystem, such as Apple’s Identifier for Advertisers, a random device identifier assigned by Apple to a user's device.  Sirius XM Holdings uses these common device identifiers for targeting, advertising effectiveness and measurement for the Pandora’s advertising business and for Pandora’s consumer marketing purposes. These common device identifiers enable Sirius XM Holdings to match audiences, including with second- and third-party data providers and measurement vendors and enhance Pandora’s advertising targeting segments with additional data. In its programmatic advertising business, Sirius XM Holdings uses common identifiers for several important functions, such as targeting and bidding. Sirius XM Holdings also uses common device identifiers to evaluate the success of its Pandora brand consumer marketing campaigns.

Apple, as well as mobile operating system and browser providers have announced product features and plans that may adversely impact Sirius XM Holdings’ ability to use these common identifiers and data collected in connection with these common identifiers in its Pandora business.

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

Sirius XM Holdings also provides comedy and podcast content on its Pandora service, and it tries to predict what its listeners will enjoy using technology similar to the technology that it uses to generate personalized playlists for music. The risks that apply to Sirius XM Holdings’ ability to satisfy its listeners’ musical tastes apply to comedy, podcasts and other content to an even greater extent, particularly since Sirius XM Holdings does not yet have as large a data set on listener preferences for comedy, podcasts and other content, and have a smaller catalog of such content as compared to music.

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

Sirius XM Holdings receives a substantial amount of data on purchasers and lessees of new and used vehicles from third parties. Sirius XM Holdings uses this data to market its services. Sirius XM Holdings collects and uses demographic and other information, including location information, from and about its listeners through the internet. Further, Sirius XM Holdings and third parties use tracking technologies, including “cookies” and related technologies, to help it manage and track its listeners’ interactions with its services and deliver relevant advertising.

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

Privacy-related laws and regulations, such as the California Consumer Privacy Act and the European General Data Protection Regulation, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in Sirius XM Holdings’ listeners’ expectations and demands regarding privacy and data security, may limit its ability to collect and use consumer data. Restrictions on Sirius XM Holdings’ ability to collect, access and harness listener data, or to use or disclose listener data or profiles that it develops using such data, could limit its ability to deliver personalized content to its listeners and offer targeted advertising opportunities to its advertising customers, each of which are important to the success of its business. Increased regulation of data utilization and distribution practices could increase Sirius XM Holdings’ costs of operation or otherwise adversely affect its business.

Consumer protection laws and Sirius XM Holdings’ failure to comply with them could damage its business.

Federal and state consumer protection laws, rules and regulations cover nearly all aspects of Sirius XM Holdings’ marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with consumers.  The nature of Sirius XM Holdings’ business requires it to expend significant resources to try to ensure that its marketing activities comply with consumer protection laws, including laws relating to telemarketing activities and privacy. These efforts may not be successful and Sirius XM Holdings may have to expend even greater resources in its compliance efforts.

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

The cyber security measures Sirius XM Holdings has implemented, however, may not be sufficient to prevent all possible attacks and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities.  Further, the development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

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

Under the Copyright Act, Sirius XM Holdings also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on its Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board.  Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, Sirius XM Holdings is required to pay a royalty based on its gross revenue associated with its satellite radio service, subject to certain exclusions, of 15.5% per year for each of the next seven years.

Pandora’s services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms.

Pandora has direct license agreements with many sound recording copyright and musical work copyright owners. These agreements grant Sirius XM Holdings the right to operate Pandora Premium, and add interactive features, such as replays, additional skips and offline play, to Pandora’s ad-supported service and to Pandora Plus.

The economic terms of these direct licenses are onerous and, as a result, Sirius XM Holdings may not be able to profitably operate the Pandora services.  However, the economic terms of these direct licenses may be “market,” given the rates paid by Pandora’s competitors. Competition for Pandora’s services are primarily offered by entities that provide music and entertainment services as a small part of a larger business, such as Apple, Google and Amazon. These competitors have the ability to bear these onerous economic provisions to a much greater extent than the Pandora business. Sirius XM Holdings may not be able to negotiate or obtain lower royalty rates under these direct licenses.

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

If Pandora fails to maintain these direct licenses, or if rights to certain music were no longer available under these licenses, then Sirius XM Holdings may have to remove the affected music from Pandora’s services, or discontinue certain interactive features for such music, and it might become commercially impractical for Sirius XM Holdings to operate Pandora Premium, Pandora Plus or certain features of its advertising supported service. Any of these occurrences could have an adverse effect on Sirius XM Holdings’ business, financial condition and results of operations.

Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nation” clauses. These provisions have caused, and may in the future cause, Sirius XM Holdings’ payments under those agreements to escalate substantially. In addition, many record labels, music publishers and performing rights organizations have the right to audit Sirius XM’s royalty payments, and audits often result in disputes over whether it has paid the proper amounts. As a result of such audits, Sirius XM Holdings could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect its business, financial condition and results of operations.

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

The rates Sirius XM Holdings must pay for “mechanical rights” to use musical works on its Pandora service have increased substantially and these rates may adversely affect its business.

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

The Copyright Royalty Board has issued a rate formula for the period from January 1, 2018 through December 31, 2022. Pursuant to that decision, the rate that Sirius XM Holdings expected to pay to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming would have increased annually between 2018 and 2022.  On August 11, 2020, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination.  For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings.  The CRB has announced further proceedings to consider and address the Court of Appeals’ decision.

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

As of December 31, 2020, Sirius XM Holdings had an aggregate principal amount of approximately $8.5 billion of indebtedness outstanding.

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

An earthquake, hurricane, tornado, flood, cyber-attack, terrorist attack, civil unrest or other catastrophic event could damage Sirius XM Holdings’ data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt its services and harm its business. Sirius XM Holdings also has significant operations in the San Francisco Bay Area, a region known for seismic activity.

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

Other Risks Relating to the Liberty SiriusXM Group

We do not have the right to manage our business affiliate, Live Nation, which means we are not able to cause it to operate in a manner that is favorable to us.

We do not have the right to manage the businesses or affairs of our business affiliate Live Nation, which is attributed to the Liberty SiriusXM Group. Rather, our rights take the form of representation on the board of directors and board committees. Although our board representation rights may enable us to exercise influence over the management or policies of Live Nation, they will not enable us to cause Live Nation to take any actions we believe are favorable to us (such as paying dividends or distributions).

Our equity method investment in Live Nation may have a material impact on net earnings of Liberty and the Liberty SiriusXM Group.

We have a significant investment in Live Nation that is attributed to the Liberty SiriusXM Group, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) from continuing operations before income taxes. Due to the impact of COVID-19,

Live Nation recorded significant losses during the year ended December 31, 2020. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings or losses and those attributed to the Liberty SiriusXM Group. Notwithstanding the impact on our net earnings or losses and those attributed to the Liberty SiriusXM Group, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and is subject to market risk that is not directly reflected in our statement of operations.

The business of Live Nation is subject to a number of risks and uncertainties, including many of which are similar to those above with respect to Sirius XM Holdings, such as:

●	“Sirius XM Holdings faces substantial competition and that competition is likely to increase over time;”
●	“Sirius XM Holdings relies on third parties for the operation of its business, and the failure of third parties to perform could adversely affect its business;”
●	“If Sirius XM Holdings fails to protect the security of personal information about its customers, it could be subject to costly government enforcement actions and private litigation and its reputation could suffer;”
●	“Interruption or failure of Sirius XM Holdings’ information technology and communications systems could impair the delivery of its service and harm its business;” and
●	“Failure to protect Sirius XM Holdings’ intellectual property or actions by third-parties to enforce their intellectual property rights could substantially harm its business and operating results.”

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

Teams may, in certain circumstances, terminate their existing commitment to participate in the World Championship until (and including) 2025 or breach their obligations and withdraw.

Formula 1’s ability to effectively stage the World Championship depends on the ongoing involvement of its participants. Pursuant to the 2021 Concorde Agreement, each of the current 10 Teams have committed to participate in the World Championship until December 31, 2025, subject to earlier termination upon the occurrence of certain events. Formula 1 cannot provide assurance that any of the Teams will commit to participate in the World Championship beyond 2025, or that the FIA will enter into a subsequent Concorde Agreement beyond 2030. If any of the current Teams cease to participate in the World Championship, Formula 1 may attempt to encourage new entrants to the World Championship; however, there is no assurance Formula 1 will be able to do this. If such Teams were not replaced, it could result in fewer competitors in the World Championship as compared to recent seasons which may impact the perceived entertainment value of Events. In addition, any negotiation for an extension to the term of the Team Agreements or the Concorde Arrangements could result in less favorable terms to Formula 1.

Even if a Team has committed to participate in the World Championship it may be able to exercise termination rights under the 2021 Concorde Agreement in certain circumstances and withdraw. For additional information regarding the 2021 Concorde Agreement, see “Item 1. Business—Formula 1—Key Commercial Agreements—Key Provisions.” It is also possible that Teams could form a rival motor sport series.

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

The FIA is the governing body of the World Championship and a party to the 100-Year Agreements and the 2013 Concorde Implementation Agreement. In its capacity as the governing body of the World Championship, the FIA must place safety and other sporting concerns over Formula 1’s commercial interests. As a result, the FIA may take actions with respect to safety and sporting standards and regulations which conflict with Formula 1’s interests as the commercial rights holder, including by increasing the cost to Teams of participating in the World Championship, diminishing the visual and sonic spectacle of Events, imposing fines on or excluding Teams, cancelling or delaying an Event, withholding approval for the staging of an Event, a new circuit or Formula 1’s proposed season calendar or establishing regulations without the support of the Teams. As a party to the 100-Year Agreements and the 2021 Concorde Governance Agreement, the FIA has certain rights and limitations and the exercise or purported exercise of the FIA’s rights thereunder may conflict with Formula 1’s interests. Any actions taken by the FIA which conflict with Formula 1’s interests may adversely impact Formula 1’s operations and revenue, and in turn may materially adversely impact the Formula One Group.

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

For example, the Organization for Economic Co-Operation and Development continues its work on base erosion and profit shifting, which seeks to reform the taxation of multinational businesses. This work may lead to changes in international tax treaties and their interpretation, and to countries’ taxing rights under those treaties, as well as to unilateral action by individual countries in respect of their own domestic tax laws which may be uncoordinated and could create double taxation and increase controversy. Any such changes could adversely affect Formula 1 and the Formula One Group.

Formula 1 may face difficulties expanding into new markets, including as a result of being unable to attract race promoters for new Events.

Formula 1 has recently staged Events in a number of new markets and intends to explore further opportunities for expansion. Attracting the relevant race promoters to the World Championship in these markets on terms that are attractive to Formula 1 will be largely dependent on the popularity of the Formula 1 brand in these markets and Formula 1’s perceived ability to deliver the benefits that race promoters desire, such as publicity for the host city/region, economic impact or tourism. See “—There could be a decline in the popularity of Formula 1 which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship.” Additionally, Formula 1 may have difficulties entering into agreements with race promoters that have the necessary resources and experience to obtain all the necessary FIA, governmental and sporting approvals and successfully stage an Event. Events in new markets also require significant investments in circuit infrastructure and other administrative costs by Formula 1’s race promoters which may not be recouped and may generate fees below those received from Formula 1’s Events staged in more developed markets. In addition, under the 2021 Concorde Agreement, the consent of 70% of the Teams is required if there are more than 24 Events in a season or if there are fewer than 8 Events across Europe and North America combined.  See “Item 1. Business—Formula 1—Key Commercial Agreements—Key Provisions.” Also, under the 100-Year Agreements as amended by the 2013 Concorde Implementation Agreement, Formula 1 must obtain the FIA’s approval to stage more than 25 Events (or beginning in 2031, more than 17 Events unless the FIA and Formula 1 make a new agreement on this point), and there is no assurance such approval will be obtained.

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

The new economic and security relationship between the U.K. and the E.U. stemming from Brexit could have a material adverse effect on our business, particularly with respect to the movement of goods and people.

On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” The results from the Brexit vote have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. The U.K. withdrew from the E.U. on January 31, 2020. This resulted in a transition period that ended on December 31, 2020 during which the E.U.-U.K. trade relationship did not change.  During the transition period, the E.U. and the U.K. negotiated their new economic and security relationship, including a new agreement on trade. The transition lasted until January 1, 2021, at which point a new trade agreement took effect. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”).  The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be more restricted terms than existed previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. The U.K. and E.U. plan to put in place a regulatory dialogue on financial services based on a separate memorandum of understanding by March 2021. At this time, we cannot predict what impact the Trade Agreement and any future agreements on services, particularly financial services, will have on Formula 1’s business, and it is possible that new terms may adversely affect its operations and financial results.

The potential impacts, if any, of the terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. In particular, Formula 1’s headquarters and television production and technical operations are based in the U.K. and a number of Events are held in the E.U., and so our business could be materially adversely affected if the new economic and security relationship results in greater restrictions on business between the U.K. and E.U. countries, increased regulatory complexities, disruptions in the movement of goods needed in our operations, including our and the Teams’ equipment to and from U.K. based Events, and disruptions in the mobility of personnel, including our key personnel based in the U.K. These possible negative impacts, and others resulting from Brexit, may adversely affect our business, financial condition and operating results.

Events beyond Formula 1’s control may cause one or more events to be cancelled or postponed or prevent Formula 1 from providing an international television feed, each of which could result in the loss of revenue under Formula 1’s commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, parties to our race promotion contracts terminating those contracts, cancellation of large-scale public events by a competent authority due to a security or terrorism risk or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. Most recently, a number of Events that were originally on the calendar for the 2020 season were postponed or cancelled due to the Coronavirus outbreak. In addition, the Bahrain Grand Prix in 2011 was cancelled due to civil unrest. If the cancellation of an Event is due to a force majeure event (such as the outbreak of war or civil unrest) that occurs prior to the scheduled commencement of scrutineering and sporting checks (which typically takes place on the Thursday immediately prior to the race or Wednesday in the case of the Grand Prix de Monaco), the race promoter is not required to pay Formula 1 the race promotion fee for that Event. Typically, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost broadcasting revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant advertising and sponsorship contract are likely to be reduced unless the advertising and sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

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

In the future, it is possible that a rival motor racing series similar to Formula 1 could be established, involving existing Teams and/or different teams or an existing motor sport event could become more popular and become a rival series to Formula 1. Such a rival series could lead to fewer Teams and race circuits in Formula 1, reduce the budget that a Team is willing to spend on its participation in Formula 1, or diminish the competitive position of Formula 1 and have a material adverse effect on Formula 1’s results of operations and business and the Formula One Group. In addition, certain of Formula 1’s commercial contracts could be terminated if Formula 1 ceased to be the premier motor racing series for open wheel single-seater cars. Pursuant to the 2021 Concorde Agreement, each of the 10 Teams have committed to participate in the World Championship until December 31, 2025. If a rival motor racing series is established (or if an existing series develops into a rival series), this may reduce the popularity of Formula 1 leading to a decline in the value of Formula 1’s commercial contracts which may materially adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn may materially adversely affect the Formula One Group. See “—There could be a decline in the popularity of Formula 1 which may have a material adverse effect on Formula 1’s ability to exploit its commercial rights to the World Championship” and “—Teams may, in certain circumstances, terminate their existing commitment to participate in the World Championship until (and including) 2025 or breach their obligations and withdraw.”

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

In 2020, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 occasionally uses derivatives to hedge its exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. Formula 1’s senior management team has a wealth of experience both in Formula 1 and in the media sector more widely. Chase Carey, Formula 1’s Chairman and Chief Executive Officer through the end of 2020, is a well-known and respected senior figure in the media industry and has led Formula 1 in its growth and expansion since Liberty’s acquisition of the business in 2017. In January 2021, Mr. Carey was succeeded as Chief Executive Officer by Stefano Domenicali, who brings his history of success in Formula 1 racing at Ferrari and the broader auto industry at Audi and Lamborghini. Mr. Carey remains at Formula 1 as non-executive Chairman. Formula 1’s Chief Financial Officer, Duncan Llowarch, and the General Counsel, Sacha Woodward Hill, have 24 years and 25 years of experience in Formula 1, respectively, and Ross Brawn, Managing Director of Motor Sports, has over 40 years of experience in motor racing, holding senior positions in several leading Formula 1 teams including his own, Brawn GP, which won the Formula 1 Constructors’ title in 2009. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of any key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operations, which in turn could materially adversely impact the Formula One Group. Liberty and Formula 1 continue to take steps to hire new members of management for the Formula 1 team as Liberty continues to expand the Formula 1 business. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, the Formula 1 business may suffer, and Liberty may be unable to recognize the anticipated benefits of the acquisition of Formula 1.

The Teams have certain governance rights under the 2021 Concorde Agreement that may limit or, at a minimum, influence actions that Liberty may seek to cause Formula 1 to take.

The Teams are entitled to certain consent rights under the 2021 Concorde Agreement, including in relation to the number of Events in a season exceeding 24 or if there are fewer than 8 Events across Europe and North America combined and the introduction of new sporting and technical regulations applying to the World Championship. The interests or opinions of the Teams with regard to certain actions proposed to be taken by Formula 1 may differ from those of Liberty. In such event, the Teams may be able to block these actions.

Risks Relating to the Braves Group

The financial success of the Braves Group will depend, in large part, on the Major League Baseball club, the Braves, achieving on-field success.

The financial results of the Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, participation in MLB’s postseason provides the franchise with additional revenue and income. While the Braves have made the MLB postseason during five of the past nine seasons, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Braves Group.

The success of the Braves will depend largely on their ability to develop, obtain and retain talented players.

The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players. The Braves compete with other MLB baseball teams and teams in other countries for available professional players and top player prospects. There can be no assurance that the Braves will be able to retain players upon expiration of their contracts or identify and obtain or develop new players of adequate talent to replace players who retire or are injured, traded, released or lost to free agency. Even if the Braves are able to retain or obtain players who have had successful amateur or professional careers, or develop talented players through the Braves’ minor league affiliates or otherwise, there can be no assurance that such players will perform successfully for the Braves. The 2017 penalties handed down by MLB against the

Braves in the international market will also limit the Braves’ ability to develop and obtain players internationally through the 2021 season.

The risk of injuries to key or popular players creates uncertainty and could negatively impact financial results.

A significant portion of the financial results of the Braves Group will be dependent upon the on-field success of the Braves and injuries to players pose risk. An injury sustained by a key player, or an injury occurring at a key point in the season, could negatively impact the team’s performance and decrease the likelihood of postseason play. An injury sustained by a popular player could negatively impact fan enthusiasm, which could negatively impact ticket sales, and other sources of revenue. Furthermore, after the start of each season, all MLB players under contract are generally entitled to all of their contract salary for the season, even after sustaining an injury. Having to compensate a player who is unable to perform for a substantial period of the season, as well as the replacement for the injured player, could create a significant financial burden for the Braves. The Braves may obtain disability insurance for their players signed to multiyear contracts to partially mitigate these risks, but there can be no assurance that such insurance will compensate for all or substantially all of the costs associated with player injuries and such insurance would not serve to mitigate any potential negative impact on the team’s performance and revenue.

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

Organized labor matters could have an adverse effect on the Braves Group’s financial results.

Our business is dependent upon the efforts of unionized workers. MLB players are covered by a CBA between the Major League Baseball Players Association and MLB. MLB has experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. MLB experienced a players strike during the 1994 season, which resulted in a regular season that was shortened and the cancelation of the World Series. The current CBA with the Major League Baseball Players Association expires on December 1, 2021. Any labor disputes, such as players’ strikes, protests or lockouts, could have a material negative effect on our business and results of operations.

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

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $185 million. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur. As of December 31, 2020, Braves Holdings had $115 million outstanding under its operating credit facilities.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Braves’ stadium, the Development Project and a new spring training facility. As of December 31, 2020, Braves Holdings had approximately $290 million outstanding under various debt instruments for construction and other stadium-related costs, $239 million outstanding under various credit facilities and loans for the

Development Project and $30 million outstanding under a credit facility for the spring training facility. As of December 31, 2020, approximately $138 million of capacity remained available under the credit facilities and loans.

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

Risks associated with real estate development projects, such as the Development Project, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), changes in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive. Development activities also involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters. In addition, Braves Holdings has only been managing the mixed use development since 2017 and although real estate developers and other real estate experts have been engaged to assist in its efforts, Braves Holdings may not be able to fully realize the projected returns and benefits of its real estate development efforts. Any of these risks could result in substantial unanticipated delays or expenses associated with the Development Project, which could have an adverse effect on the Braves Group’s financial condition and suppress the value of the Liberty Braves common stock.

Certain covenants included in the documents governing indebtedness impose limitations on the liquidity of the Braves Group.

The agreements governing the indebtedness incurred, directly or indirectly, by Braves Holdings, include certain covenants that limit the ability of Braves Holdings to sell or otherwise transfer control over certain assets or equity interests of affiliated entities. These covenants could limit the flexibility of Braves Holdings to react to changing or adverse market conditions, which could have an adverse effect on the financial condition of the Braves Group and could suppress the value of the Liberty Braves common stock.

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

Our company holds interests in various companies, including public companies, and these interests are attributed to our tracking stock groups. In particular, the assets of the Liberty SiriusXM Group are primarily comprised of our company’s ownership interests in Sirius XM Holdings and Live Nation and corporate cash. Similarly, since the completion of our acquisition of Formula 1 in January 2017, the Formula One Group is now comprised of our subsidiary that owns the Formula 1 business. Depending on the composition of the assets underlying our tracking stock groups from time to time, confusion in the marketplace may occur if holders of our tracking stock mistakenly believe they own stock of a company attributed to the applicable tracking stock group. This may especially be true in cases where a tracking stock group has a name that is similar to the publicly traded company attributed to the applicable tracking stock group, as is the case of the Liberty SiriusXM Group and Sirius XM Holdings. As described above, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock do not have any legal rights related to specific assets attributed to their associated tracking stock group. Similarly, holders of these tracking stocks do not, by virtue of their ownership of our tracking stock, own any equity or voting interest in any company attributed to one of our tracking stock groups, including any public companies.

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

Under our current charter, upon Liberty’s liquidation, dissolution or winding up, holders of Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty’s assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of “liquidation units” per share. Relative liquidation units were initially determined based on the volume weighted average prices of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock over the 20 trading day period which commenced shortly after the filing of our restated charter on April 15, 2016 and the fraction of a liquidation unit related to each share of Liberty Braves common stock and Liberty SiriusXM common stock was further adjusted in connection with the rights distribution in May 2016 and the rights distribution in May 2020, respectively. Hence, the assets to be distributed to a holder of any of our tracking stocks upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the Liberty SiriusXM common stock, Liberty Braves common stock and Liberty Formula One common stock over time.

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

To comply with the policies of MLB, our current charter provides that (i) employees of MLB and related entities may not own Liberty Braves common stock, (ii) persons who are employed by or otherwise associated with an MLB club other than the Braves may not own 5% or more of the number of outstanding shares of Liberty Braves common stock, and (iii) no person may own 10% or more of the number of outstanding shares of Liberty Braves common stock unless, in the case of this clause (iii), such person is expressly approved by the Commissioner or qualifies as an exempt person (which is generally defined to include our Chairman John C. Malone, Chief Executive Officer Gregory B. Maffei, the Chairman of Braves Holdings, LLC Terence McGuirk and certain of their related persons). In the event that a holder attempts to acquire shares of Liberty Braves common stock in violation of this charter provision, the applicable shares will automatically be transferred to a trust which will sell the shares for the benefit of the holder (subject to certain exceptions, such as in the event of an inadvertent violation of the restrictions described in clause (ii) or (iii) above which is cured within the applicable time frame). No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the holder. In addition, the holder’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which the holder would otherwise be entitled, will be subject to the holder’s compliance with the applicable mechanics included in our current charter.

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

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2021) representing the power to direct approximately 48% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 96% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Formula One common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado.

Sirius XM Holdings owns office, production, data center, and engineering facilities in Washington D.C. and New Jersey. Additionally, Sirius XM Holdings leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, Virginia, California and Texas for its office, production, technical, studio and engineering facilities, warehouse and call center. In addition, Sirius XM Holdings leases or licenses space at approximately 540 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

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

Item 3. Legal Proceedings

Refer to note 17 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

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

The following tables set forth the range of high and low sales prices of our Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock and Series B Liberty Formula One common stock for the years ended December 31, 2020 and 2019. Although our Series B Liberty SiriusXM common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded. Additionally, there is no established public trading market for our Series B Liberty Braves common stock and our Series B Liberty Formula One common stock, which are quoted on OTC Markets. The over-the-counter market quotations for our series B Liberty Braves common stock and our Series B Liberty Formula One common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty SiriusXM Group
	Series B (LSXMB)
	High	Low
2019
First quarter	$41.04	38.75
Second quarter	$39.93	35.71
Third quarter	$42.00	39.57
Fourth quarter	$48.75	41.83

2020
First quarter	$50.89	24.49
Second quarter	$42.42	30.54
Third quarter	$41.65	33.04
Fourth quarter	$47.42	34.45

	Braves Group
	Series B (BATRB)
	High	Low
2019
First quarter (1)	$27.00	24.09
Second quarter	$31.80	26.45
Third quarter	$37.45	27.09
Fourth quarter	$31.50	30.00

2020
First quarter	$33.00	21.60
Second quarter	$30.00	20.95
Third quarter	$26.00	18.60
Fourth quarter	$39.90	24.90

(1)	The Series B common shares trade infrequently. During the first quarter of 2019, no trades occurred, as such the high and low prices shown for this period related to the fourth quarter of 2018.

	Formula One Group
	Series B (FWONB)
	High	Low
2019
First quarter	$31.00	29.60
Second quarter	$36.41	36.00
Third quarter	$39.00	34.90
Fourth quarter	$43.00	38.50

2020
First quarter	$44.95	22.00
Second quarter	$36.00	21.00
Third quarter	$36.40	30.00
Fourth quarter	$43.47	36.10

Holders

The number of record holders as of January 31, 2021 were as follows:

	Series A	Series B	Series C
Liberty SiriusXM common stock	1,029	58	1,085
Liberty Braves common stock	1,965	36	796
Liberty Formula One common stock	714	54	920

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

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

A summary of the repurchase activity for the three months ended December 31, 2020 is as follows:

	Series A Liberty SiriusXM		Series C Liberty SiriusXM
	Common Stock		Common Stock
						(d) Maximum Number
					(c) Total Number of	(or Approximate Dollar
					Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	Purchased	Share	or Programs	Programs (in millions)
October 1-31, 2020	355,077	$34.50	904,593	$35.10	1,259,670	$1,120
November 1-30, 2020	747,121	$39.62	94,708	$36.96	841,829	$1,087
December 1-31, 2020	543,290	$42.52	312,197	$42.28	855,487	$1,051
Total	1,645,488		1,311,498		2,956,986

There were no repurchases of Series A Liberty Formula One common stock or Liberty Braves common stock and no repurchases of Series C Liberty Formula One common stock or Liberty Braves common stock during the three months ended December 31, 2020.

During the three months ended December 31, 2020, 123 shares of Series A and 242 shares of Series C Liberty Formula One common stock, 485 shares of Series A and 976 shares of Series C Liberty SiriusXM common stock, and 51 shares of Series A and 98 shares of Series C Liberty Braves common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is a reportable segment, is Sirius XM Holdings Inc. (“Sirius XM Holdings”). Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis and is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.

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

We hold an ownership interest in Live Nation Entertainment, Inc. (“Live Nation”), which is accounted for as an equity method investment at December 31, 2020. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2020, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

Our “Corporate and Other” category includes a consolidated subsidiary, Braves Holdings, LLC (“Braves Holdings”) and corporate expenses. We also maintain minority positions in other public companies.

As discussed in note 2 of the accompanying consolidated financial statements, on April 15, 2016, Liberty completed the Recapitalization, which created three new tracking stock groups. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and Formula One Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a company, such as Sirius XM Holdings or Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of a rights offering in May 2016 to holders of Liberty Braves common stock to acquire shares of Series C Liberty Braves common stock, the number of notional shares representing the intergroup interest held by the Formula

One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2019. In addition, during the fourth quarter of 2019, the Formula One Group began purchasing shares of Liberty SiriusXM common stock. As of December 31, 2019, the number of notional shares representing the intergroup interest held by the Formula One Group was 493,278, representing a 0.2% intergroup interest in the Liberty SiriusXM Group.

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

The reattributed liabilities, valued at $1.3 billion, consisted of:

●the Convertible Notes;
●Liberty’s 2.25% exchangeable senior debentures due 2048; and
●Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

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

The term “Liberty SiriusXM Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2020, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. As of December 31, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $996 million, which includes $71 million of subsidiary cash.

Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, Sirius XM Holdings acquired Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). See note 5 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora. Additionally, the Liberty SiriusXM Group holds intergroup interests in the Formula One Group and Braves Group of approximately 2.2% and 3.7%, respectively, valued at $200 million and $57 million, respectively, as of December 31, 2020.

The term “Braves Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2020, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Braves,” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of December 31, 2020, the Braves Group has cash and cash equivalents of approximately $151 million, which includes $73 million of subsidiary cash. Additionally, the Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group.

The term “Formula One Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2020, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interest in Formula 1, cash, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Formula One Group also has an intergroup interest in the Braves Group of approximately 11.1%, valued at $169 million as of December 31, 2020. As of December 31, 2020, the Formula One Group had cash and cash equivalents of approximately $1,684 million, which includes $265 million of subsidiary cash.

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

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. As a result, the Company’s results of operations have been negatively impacted by COVID-19 during the year ended December 31, 2020. Further, Formula 1, the Atlanta Braves and Live Nation will continue to be materially impacted by COVID-19 and local, state, and federal government actions taken in response, which will likely have a negative impact on our results of operations and financial condition in future periods.

Strategies and Challenges of Business Units

Sirius XM Holdings. Sirius XM Holdings is focused on several initiatives to increase its revenue. Sirius XM Holdings regularly evaluates its business plans and strategy. Currently, its strategies include:

●	the acquisition of unique or compelling programming;
●	the development and introduction of new features or services;
●	significant new or enhanced distribution arrangements;
●	investments in infrastructure, such as satellites, equipment or radio spectrum; and
●	acquisitions and investments, including acquisitions and investments that are not directly related to its existing business.

Sirius XM Holdings faces certain key challenges in its attempt to meet these goals, including:

●	its ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to its service;
●	potential loss of subscribers due to economic conditions and competition from other entertainment providers;
●	competition for both listeners and advertisers, including providers of radio and other audio services;
●	the operational performance of its satellites;
●	the effectiveness of integration of acquired businesses and assets into its operations;
●	the performance of its manufacturers, programming providers, vendors, and retailers; and
●	unfavorable changes in legislation.

Formula 1. Formula 1’s goal is to further broaden and increase the global scale and appeal of the FIA Formula One World Championship (the “World Championship”) in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	continuing to seek and identify opportunities to expand and develop the Event calendar and bring Events to attractive and/or strategically important new markets outside of Europe, which typically have higher race promotion fees, while continuing to build on the foundation of the sport in Europe;
●	developing advertising and sponsorship revenue, including increasing sales of Event-based packages and under the Global Partner program, and exploring opportunities in underexploited product categories;
●	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
●	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership; and
●	improving the on-track competitive balance of the World Championship and the long term financial stability of the participating Teams; and
●	improving the environmental sustainability of Formula One and its related activities, targeting a net zero carbon footprint by 2030 and sustainable race events by 2025, and building on Formula 1’s “WeRaceAsOne” initiatives to fight inequality and improve the diversity and opportunity in Formula 1 at all levels.

Results of Operations—Consolidated

General. We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our consolidated reportable segments. The “corporate and other” category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment, see “Results of Operations—Businesses” below.

Consolidated Operating Results

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$8,040	7,794	5,771
Total Liberty SiriusXM Group	8,040	7,794	5,771
Braves Group
Corporate and other	178	476	442
Total Braves Group	178	476	442
Formula One Group
Formula 1	1,145	2,022	1,827
Total Formula One Group	1,145	2,022	1,827
Consolidated Liberty	$9,363	10,292	8,040

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$790	1,578	1,659
Corporate and other	(41)	(34)	(39)
Total Liberty SiriusXM Group	749	1,544	1,620
Braves Group
Corporate and other	(128)	(39)	1
Total Braves Group	(128)	(39)	1
Formula One Group
Formula 1	(386)	17	(68)
Corporate and other	(58)	(52)	(42)
Total Formula One Group	(444)	(35)	(110)
Consolidated Liberty	$177	1,470	1,511

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$2,575	2,453	2,233
Corporate and other	(31)	(17)	(16)
Total Liberty SiriusXM Group	2,544	2,436	2,217
Braves Group
Corporate and other	(53)	49	88
Total Braves Group	(53)	49	88
Formula One Group
Formula 1	56	482	400
Corporate and other	(38)	(36)	(25)
Total Formula One Group	18	446	375
Consolidated Liberty	$2,509	2,931	2,680

Revenue. Our consolidated revenue decreased $929 million and increased $2,252 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The 2020 decrease was driven by decreases at Formula 1 and Braves Holdings of $877 million and $298 million, respectively, partially offset by revenue growth at Sirius XM Holdings of $246 million. The 2019 increase was driven by revenue growth at Sirius XM Holdings (primarily as a result of the Pandora acquisition), Formula 1 and Braves Holdings and of $2,023 million, $195 million and $34 million, respectively. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income. Our consolidated operating income decreased $1,293 million and $41 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The 2020 decrease was driven by $788 million, $403 million and $89 million decreases in Sirius XM Holdings, Formula 1 and Braves Holdings operating results, respectively. The 2019 decrease was driven by $81 million and $40 million decreases in Sirius XM Holdings and Braves Holdings operating results, respectively, partially offset by an $85 million improvement in Formula 1’s operating results. The 2019 increase in corporate and other operating losses for Formula One Group was driven by increases in personnel related costs. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $261 million, $291 million and $192 million of stock compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in stock compensation expense in 2020 as compared to the prior year is primarily due to decreases of $12 million, $6 million and $6 million at Braves Holdings, Formula 1 and Sirius XM Holdings, respectively. The increase in stock compensation expense in 2019 as compared to the prior year is primarily due to increases of $96 million, $5 million and $3 million at Sirius XM Holdings, Braves Holdings and Formula 1, respectively.

As of December 31, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $385 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.6 years.

As of December 31, 2020, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $56 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.0 years.

See “Results of Operations—Businesses”  below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP’). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Operating income (loss)	$177	1,470	1,511
Depreciation and amortization	1,083	1,061	905
Stock-based compensation	261	291	192
Impairment of intangible assets	976	—	—
Litigation settlements and reserves	(16)	25	69
Acquisition and restructuring	28	84	3
Adjusted OIBDA	$2,509	2,931	2,680

During the year ended December 31, 2020, Sirius XM Holdings recorded a goodwill impairment charge of $956 million related to the Pandora reporting unit and a $20 million impairment of Pandora’s trademark. See note 8 to the accompanying consolidated financial statements for information regarding these impairments.

During the year ended December 31, 2020, Sirius XM Holdings reversed a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2020. During the year ended December 31, 2019, Sirius XM Holdings recorded a $25 million litigation settlement for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying consolidated financial statements for the year ended December 31, 2019. During the second quarter of 2018, Sirius XM Holdings recorded $69 million related to music royalty litigation settlements. As separately reported in note 17 of the accompanying consolidated financial statements, this charge is included in the Revenue share and royalties expense line item in the accompanying consolidated financial statements for the year ended December 31, 2018. The aforementioned litigation settlements and reserve have been excluded from Adjusted OIBDA for the corresponding periods as they were not part of Sirius XM Holdings’ normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business.

Consolidated Adjusted OIBDA decreased $422 million and increased $251 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The decrease in 2020 as compared to the prior year was primarily due to decreases of $426 million and $103 million in Formula 1 and Braves Holdings Adjusted OIBDA, respectively, partially offset by a $122 million increase in Sirius XM Holdings Adjusted OIBDA. The increase in Adjusted OIBDA in 2019 as compared to the prior year was primarily due to increases of $220 million and $82 million in Sirius XM Holdings and Formula 1 Adjusted OIBDA, respectively, partially offset by a $40 million decrease in Braves Holdings Adjusted OIBDA. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(462)	(435)	(388)
Braves Group	(26)	(27)	(26)
Formula One Group	(146)	(195)	(192)
Consolidated Liberty	$(634)	(657)	(606)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$(484)	(24)	(11)
Braves Group	6	18	12
Formula One Group	(108)	12	17
Consolidated Liberty	$(586)	6	18

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(521)	(41)	(1)
Braves Group	(10)	(4)	(2)
Formula One Group	129	(270)	43
Consolidated Liberty	$(402)	(315)	40

Other, net
Liberty SiriusXM Group	$(13)	(38)	25
Braves Group	—	2	35
Formula One Group	23	45	18
Consolidated Liberty	$10	9	78

	$(1,612)	(957)	(470)

Interest expense. Consolidated interest expense decreased $23 million and increased $51 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. Interest expense for the Formula One Group decreased during 2020 as compared to the prior year due to a decrease in the average amount of corporate and subsidiary debt outstanding. Interest expense for the Liberty SiriusXM Group increased during 2020 as compared to the prior year due to an increase in the average amount of corporate and subsidiary debt outstanding. As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution. The increase for 2019 as compared to the prior year was primarily due to an increase in interest expense for the Liberty SiriusXM Group due to an increase in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Liberty SiriusXM Group
Live Nation	(465)	NA	NA
Sirius XM Canada	$5	(3)	(1)
Other	(24)	(21)	(10)
Total Liberty SiriusXM Group	(484)	(24)	(11)

Braves Group
Other	6	18	12
Total Braves Group	6	18	12

Formula One Group
Live Nation	(112)	4	3
Other	4	8	14
Total Formula One Group	(108)	12	17
	$(586)	6	18

Due to the impact of COVID-19, Live Nation recorded significant losses during the year ended December 31, 2020.

Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Debt and equity securities	$(74)	110	2
Debt measured at fair value	(114)	(584)	130
Change in fair value of bond hedges	(127)	215	(94)
Other derivatives	(87)	(56)	2
	$(402)	(315)	40

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

The unrealized losses on other derivatives for the years ended December 31, 2020 and 2019 are primarily due to changes in the fair value of Formula 1’s interest rate swaps.

Other, net. The decrease in other, net expense in 2020 was primarily driven by a decrease in losses on extinguishment of debt related to Sirius XM Holdings. As previously disclosed, Liberty’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Accordingly, any gains or losses on dilution of our investment in Live Nation are reflected in Formula One Group’s results prior to the reattribution and in Liberty SiriusXM Group’s results following the reattribution. The decrease in 2019 was primarily due to a $56 million increase in losses on extinguishment of debt and a $28 million decrease in gains on transactions, partially offset by a $8 million increase in gains on dilution of our investment in Live Nation and a $5 million increase in foreign exchange gains.

Income taxes. The Company had an income tax benefit of $44 million and income tax expense of $166 million and $176 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 3%, 32% and 17%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

●	During 2020, our effective tax rate was lower than the 21% U.S. federal tax rate due to additional tax expense related to an impairment loss on goodwill that is not deductible for tax purposes and an increase in the Company’s valuation allowance, partially offset by tax benefits related to changes in the Company’s effective tax rate and federal tax credits.
●	During 2019, our effective tax rate was higher than the 21% U.S. federal tax rate due to additional tax expense related to increases in the Company’s valuation allowance, changes in the Company’s effective state tax rate and the effect of state income taxes, partially offset by tax benefits related to deductible stock based compensation, earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate and federal income tax credits.
●	During 2018, our effective tax rate was lower than the 21% U.S. federal tax rate due to deductible stock-based compensation, benefits related to federal tax credits and the resolution of historical matters with various tax authorities, partially offset by changes in the valuation allowance and taxable dividends not recognized for book purposes.

On February 1, 2021, the Company entered into a tax sharing agreement with Sirius XM Holdings governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters when one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. The tax sharing agreement and Sirius XM Holdings’ inclusion in the Company’s consolidated tax group is not expected to have a material adverse effect on the Company. See note 11 to the accompanying consolidated financial statements for additional information regarding the tax sharing agreement.

Net earnings. We had net losses of $1,391 million, earnings of $347 million and earnings of $865 million for the years ended December 31, 2020, 2019 and 2018, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, available borrowing capacity under margin loans, and dividend and interest receipts. As of December 31, 2020, Liberty had $266 million of unencumbered marketable equity securities.

Liberty currently does not have a corporate debt rating.

As of December 31, 2020, Liberty’s cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$71
Corporate and other	925
Total Liberty SiriusXM Group	$996
Braves Group
Corporate and other	$151
Total Braves Group	$151
Formula One Group
Formula 1	$265
Corporate and other	1,419
Total Formula One Group	$1,684

To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Additionally, the Company has a controlling interest in Sirius XM Holdings which has significant cash flows provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. However, Formula 1 does not have the ability to make a RP to Liberty during the waiver period, as discussed below. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when Formula 1’s leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has not been met as of December 31, 2020. As of December 31, 2020, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of December 31, 2020, Liberty had $600 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $200 million available under Liberty’s margin loan secured by shares of Live Nation. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 9 to the accompanying consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of December 31, 2020. Pursuant to an amendment to Formula 1’s Senior Loan Facility (as defined in note 9 of the accompanying consolidated financial statements) on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ended March 31, 2022, in which case the relevant additional conditions will cease to apply. Pursuant to an amendment to Braves Holdings’ $85 million credit facility on August 20, 2020, the fixed charge coverage ratio does not apply until the quarter ending March 31, 2022, subject to certain conditions, including the maintenance of minimum liquidity thresholds throughout the waiver period and certain other restrictions. Braves Holdings could recommence the requirement to comply with the fixed charge coverage ratio beginning with the quarter ending December 31, 2021, in which case the relevant additional conditions will cease to apply. In addition, on August 20, 2020, Braves Holdings amended the debt agreements related to its ballpark funding, waiving the debt service coverage covenant until the quarter ending September 30, 2021, subject to certain conditions, including the maintenance of a minimum liquidity threshold, the increase in debt service reserves and certain other conditions. On January 29, 2021, Braves Holdings amended one of the debt agreements of the mixed-use loans, waiving the debt yield ratio until the quarter ending June 30,

2021. Additionally, the calculation of the debt yield has been modified from June 30, 2021 through the quarter ending December 31, 2021, subject to certain other conditions.

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for disclosures related to the anticipated effects of the transition away from London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest on Liberty’s margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities.

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2020	2019	2018

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,924	1,944	1,785
Braves Group cash provided (used) by operating activities	(55)	75	103
Formula One Group cash provided (used) by operating activities	(139)	294	268
Net cash provided (used) by operating activities	$1,730	2,313	2,156
Liberty SiriusXM Group cash provided (used) by investing activities	$(734)	384	(756)
Braves Group cash provided (used) by investing activities	(77)	(107)	159
Formula One Group cash provided (used) by investing activities	75	37	227
Net cash provided (used) by investing activities	$(736)	314	(370)
Liberty SiriusXM Group cash provided (used) by financing activities	$(689)	(1,923)	(1,552)
Braves Group cash provided (used) by financing activities	105	54	(212)
Formula One Group cash provided (used) by financing activities	1,158	96	(616)
Net cash provided (used) by financing activities	$574	(1,773)	(2,380)

Liberty’s primary uses of cash during the year ended December 31, 2020 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $318 million of Series A and Series C Liberty SiriusXM common stock repurchases and the repayment of $130 million outstanding under Liberty’s margin loan secured by shares of Live Nation. These uses were primarily funded by borrowings of debt, returns of investments in equity method affiliates and dividends from Sirius XM Holdings. In connection with the reattribution, Liberty borrowed $400 million under the margin loan secured by shares of Sirius XM Holdings. The proceeds from the LSXMK rights offering, which aggregated approximately $754 million, were used to repay the outstanding balance on the Intergroup Loan and accrued interest.

Sirius XM Holdings’ primary uses of cash during the year ended December 31, 2020 were the repurchase and retirement of outstanding Sirius XM Holdings common stock, repayment of long-term debt, additions to property and equipment, acquisitions of businesses and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the year ended December 31, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $237 million, of which Liberty received $173 million.

Braves Holdings’ primary uses of cash during the year ended December 31, 2020 were operating expenses and capital expenditures for continued expansion of the mixed-use development, funded primarily by net borrowings of debt.

During the year ended December 31, 2020, Formula 1 borrowed against its revolving credit facility and then repaid the outstanding balance in full.

The projected uses of Liberty cash (excluding Sirius XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in new or existing businesses, debt service, including further repayment of the margin loan secured by shares of Sirius XM Holdings and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Sirius XM Holdings’ uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, repurchases of outstanding Sirius XM Holdings common stock, interest payments, taxes and scheduled maturities of outstanding debt. In addition, Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends. On January 28, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock, payable on February 26, 2021 to stockholders of record at the close of business on February 10, 2021. Liberty expects Sirius XM Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under its existing credit facility.

The precise extent to which the COVID-19 pandemic will impact Sirius XM Holdings’ operational and financial performance will depend on various factors. To date, the pandemic has not increased Sirius XM Holdings’ costs of or access to capital under its revolving credit facility and in the debt markets, and Sirius XM Holdings does not believe it is reasonably likely to in the future. In addition, Sirius XM Holdings does not believe that the pandemic will affect its ongoing ability to meet the covenants in its debt instruments, including under its revolving credit facility. Due to the nature of Sirius XM Holdings’ subscription business, the effect of the COVID-19 pandemic will not be fully reflected in certain of its results of operations until future periods.

Formula 1’s uses of cash are expected to be debt service payments and operating expenses. Formula 1 has historically funded its uses of cash with cash provided by operations. Formula 1’s operating cash flows have been, and may continue to be, adversely impacted by COVID-19, which may require Formula 1 to fund its projected uses of cash with other sources of liquidity.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development, debt service payments and operating expenses. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and through borrowings under construction loans. See Item 1. Business – (c) Narrative Description of Business – Braves Holdings, LLC – Mixed-use development. Braves Holdings’ operating cash flows have been, and may continue to be, adversely impacted by COVID-19, which may require Braves Holdings to fund its projected uses of cash with other sources of liquidity.

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

The Atlanta Braves have entered into long-term employment contracts with certain of their players (current and former), coaches and executives whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2020 aggregated $287 million. See the table below for more detail. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$16,954	69	4,333	4,577	7,975
Interest payments (2)	4,264	640	1,121	706	1,797
Programming and royalty fees (3)	1,918	709	730	284	195
Lease obligations	839	89	175	150	425
Employment agreements	287	128	76	56	27
Other obligations (4)	313	137	59	32	85
Total consolidated	$24,575	1,772	6,494	5,805	10,504
(1)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2020, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2020 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In certain arrangements, the future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments.
(4)	Includes amounts related to Sirius XM Holdings’ satellite and transmission, sales and marketing, satellite incentive payments, and other contractual commitments. Sirius XM Holdings satellite and transmission commitments are attributable to agreements with third parties to design, build, launch and insure two satellites, SXM-7 and SXM-8. Sirius XM Holdings has also entered into agreements to operate and maintain satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. Sirius XM Holdings sales and marketing commitments primarily relate to payments to sponsors, retailers, automakers and radio manufacturers pursuant to marketing, sponsorship and distribution agreements to promote Sirius XM Holdings’ brands. Boeing Satellite Systems International, Inc., the manufacturers of certain of Sirius XM Holdings’ in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-4 meeting its fifteen-year design life, which it expects to occur. Boeing may also be entitled to up to an additional $10 million if the XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, Sirius XM Holdings has entered into various agreements with third parties for general operating purposes.

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

As of December 31, 2020, the intangible assets not subject to amortization for each of our consolidated reportable segments were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
Sirius XM Holdings	$15,082	8,600	1,242	24,924
Formula 1	3,956	—	—	3,956
Other	180	—	143	323
Consolidated	$19,218	8,600	1,385	29,203

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

Sirius XM Holdings operates two in-orbit Sirius satellites, FM-5 and FM-6, which launched in 2009 and 2013, respectively, and estimates they will operate effectively through the end of their depreciable lives in 2024 and 2028, respectively.

Sirius XM Holdings currently operates three in-orbit XM satellites, XM-3, XM-4 and XM-5. The XM-3 satellite, launched in 2005, reached the end of its depreciable life in 2020. Sirius XM Holdings estimates that its XM-4 satellite, launched in 2006, will reach the end of its depreciable life in 2021. Sirius XM Holdings has entered into agreements for the design, construction and launch of two satellites, SXM-7 and SXM-8.  SXM-7 was launched into a geostationary orbit in December 2020. In-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known. SXM-8 is expected to be launched into a geostationary orbit in 2021. The XM-5 satellite that was launched in 2010, is used as an in-orbit spare for the Sirius and XM systems and is expected to reach the end of its depreciable life in 2025.

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

Results of Operations—Businesses

Liberty SiriusXM Group

Sirius XM Holdings Sirius XM Holdings operates two complementary audio entertainment business, Sirius XM and Pandora.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and its website. The Sirius XM service is also available through a user interface called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2020, Sirius XM had approximately 34.7 million subscribers.

In addition to Sirius XM’s audio entertainment businesses, it provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and planes.

In May 2020, Sirius XM terminated the Automatic Labs Inc. (“Automatic”) service, which was part of its connected services business.  Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed vehicles into connected vehicles. During the year ended December 31, 2020, Sirius XM recorded $24 million of restructuring expenses related to this termination of the service.

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

Pandora operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service, called Pandora Plus and (3) an on-demand subscription service, called Pandora Premium. As of December 31, 2020, Pandora had approximately 6.3 million subscribers.

The majority of Pandora’s revenue is generated from advertising on its ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

Pandora also sells advertising on audio platforms and in podcasts unaffiliated with Sirius XM Holdings.  Pandora is the exclusive U.S. ad sales representative for SoundCloud Holdings, LLC (“SoundCloud”). Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings also has arrangements to serve as the ad sales representative for certain podcasts, such as the podcasts of NBC News. In addition, through AdsWizz, Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of December 31, 2020, Pandora had approximately 58.9 million monthly active users.

In October 2020, Sirius XM Holdings acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries for a total consideration of $296 million, which includes $272 million in cash and $30 million related to contingent consideration, partially offset by working capital adjustments of $6 million. In June 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform. The acquisition of Stitcher, in conjunction with Simplecast, creates a full-service platform for podcast creators, publishers and advertisers. Refer to note 5 to our consolidated financial statements for more information on these acquisitions.

In February 2020, Sirius XM Holdings completed a $75 million investment in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment.  The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.

Results of Operations

We acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied purchase accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of acquisition accounting adjustments in all periods presented.

Sirius XM Holdings acquired Pandora on February 1, 2019. Although Pandora’s results are only included in Sirius XM Holdings’ results beginning on February 1, 2019, we believe a discussion of Sirius XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of Sirius XM Holdings for the years ended December 31, 2019 and 2018. The pro forma financial information was prepared based on the historical financial information of Sirius XM Holdings and Pandora and assuming the acquisition of Pandora took place on January 1, 2017. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. Pro forma adjustments are not included for the acquisitions of Simplecast and Stitcher. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of Sirius XM Holdings had the business combination occurred on January 1, 2017, or to project the results of operations of Sirius XM Holdings or Liberty for any future periods.

As of December 31, 2020, there is an approximate 24% noncontrolling interest in Sirius XM Holdings, and the net earnings of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations. Sirius XM is a separate publicly traded company and additional information about Sirius XM can be obtained through its website and its public filings, which are not incorporated by reference herein.

Sirius XM Holdings’ operating results were as follows:

	Years ended December 31,
	2020	2019	2018
	(actual)	(pro forma)	(pro forma)

	amounts in millions
Sirius XM:
Subscriber revenue	$5,857	5,644	5,264
Advertising revenue	157	205	188
Equipment revenue	173	173	155
Other revenue	155	172	171
Total Sirius XM revenue	6,342	6,194	5,778
Pandora:
Subscriber revenue	515	527	478
Advertising revenue	1,183	1,200	1,092
Total Pandora revenue	1,698	1,727	1,570
Total revenue	8,040	7,921	7,348
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services (excluding litigation settlement)	(2,430)	(2,378)	(2,203)
Pandora cost of services (excluding litigation reserve)	(1,121)	(1,104)	(1,082)
Subscriber acquisition costs	(362)	(427)	(470)
Selling, general and administrative expenses (excluding litigation settlement)	(1,332)	(1,344)	(1,245)
Other operating expenses	(220)	(241)	(217)
Adjusted OIBDA	2,575	2,427	2,131
Impairment of intangible assets	(976)	—	—
Litigation settlements and reserves	16	(25)	(69)
Stock-based compensation	(223)	(240)	(244)
Acquisition and restructuring	(28)	—	—
Depreciation and amortization	(574)	(552)	(533)
Operating income	$790	1,610	1,285

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased 4% and 7% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2020 was primarily driven by higher self-pay revenue as a result of increases in certain subscription plans and higher U.S. Music Royalty Fees due to a higher music royalty rate, partially offset by lower paid promotional revenue. The increase for the year ended December 31, 2019 was primarily attributable to higher U.S. Music Royalty Fees due to a higher music royalty rate and higher self-pay subscription revenue as a result of a 3% increase in the daily weighted average number of subscribers during the year ended December 31, 2019, as compared to the corresponding prior year period.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue decreased 23% and increased 9% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2020 was primarily due to lower advertising spend as a result of the impact of the COVID-19 pandemic. The increase for the year ended December 31, 2019 was primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

Sirius XM Equipment revenue includes revenue and royalties for the sale of satellite radios, components and accessories. Equipment revenue was flat and increased 12% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. During the year ended December 31, 2020, increased OEM royalty revenue was offset by lower direct sales to customers and the loss of revenue resulting from the termination of the

Automatic service. The increase for the year ended December 31, 2019 was driven by an increase in royalty revenue due to Sirius XM’s transition to a new generation of chipsets.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 10% and increased 1% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2020 was driven by lower revenue from Sirius XM’s connected vehicle services, rental car revenue and royalty revenue from Sirius XM Canada. The increase for the year ended December 31, 2019 was driven by higher royalty revenue generated from Sirius XM Canada, partially offset by a decrease in data usage revenue generated from Sirius XM’s connected vehicle services.

Pandora subscriber revenue includes fees charged for Pandora Plus, Pandora Premium, Stitcher and Simplecast subscriptions. Pandora subscriber revenue decreased 2% and increased 10% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The decrease for the year ended December 31, 2020 was primarily due to the expiration of the one-year promotional subscriptions generated through an agreement with T-Mobile. The increase for the year ended December 31, 2019 was primarily due to an increase in the weighted average number of subscribers and an increase in the average price paid per subscriber due to the growth of Pandora Premium.

Pandora advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora advertising revenue decreased 1% and increased 10% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The decrease for the year ended December 31, 2020 was primarily due to lower advertising as a result of the impact of the COVID-19 pandemic and a decrease in advertising revenue per thousand hours, partially offset by growth in Pandora’s off-platform advertising and the inclusion of revenue from Stitcher. The increase for the year ended December 31, 2019 was due to growth in Pandora’s off-platform advertising revenue, increased sell-through percentage, increases in the average price per ad and revenue growth in the AdsWizz business.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties (excluding litigation settlements) includes royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 4% and 8% during 2020 and 2019, respectively, as compared to the prior year periods. The increases were driven by overall greater revenue subject to royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 1% and 10% during 2020 and 2019, respectively, as compared to the corresponding prior years. The increases for both years were driven primarily by higher music licensing costs and increased personnel-related costs. The increase in 2020 was partially offset by one-time benefits for reduced sports programming as a result of shortened sports seasons due to the COVID-19 pandemic and lower costs associated with hosting live events.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense decreased 2% and increased 4% during 2020 and 2019, respectively, as compared to the corresponding prior years. The 2020 decrease was driven by reduced staffing resulting from stay at home orders issued in countries in which Sirius XM’s vendors operate call centers. The 2019 increase was driven by increased transaction fees from a larger subscriber base and higher bad debt expense.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of subscriber services was flat and increased 13% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. During the year ended December 31, 2020, higher hosting and wireless costs associated with Sirius XM’s 360L platform and its streaming and connected vehicle services were offset by lower direct sales to consumers and reduced costs due to the termination of the Automatic service. The 2019 increase was primarily driven by higher hosting and other costs associated with Sirius XM’s streaming services, higher repeater network costs and an increase in Sirius XM’s inventory reserve, partially offset by lower direct sales to satellite radio and connected vehicle consumers.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 1% and 2% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The 2020 increase was attributable to the inclusion of Stitcher, partially offset by lower listening hours and the expiration during 2019 of certain minimum guarantees in direct license agreements with record labels. The 2019 increase was primarily attributable to higher revenue share driven by growth of Pandora’s off-platform revenue, partially offset by lower royalty costs resulting from renegotiated agreements with record labels, music and sound recording copyright holders and distributors.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 71% and 55% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increases in personnel related and content costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing increased 2% and decreased 11% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The 2020 increase was primarily driven by higher bad debt expense, partially offset by lower transaction costs. The 2019 decrease was primarily driven by lower bad debt expense due to recoveries and lower transaction fees.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 9% and increased 21% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The 2020 decrease was primarily driven by lower streaming costs due to lower listener hours and lower personnel related costs. The 2019 increase was primarily driven by increased web hosting and personnel related costs.

Subscriber acquisition costs are costs associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers, subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. For the years ended December 31, 2020 and 2019, subscriber acquisition costs decreased 15% and 9%, respectively, as compared to the corresponding periods in the prior year. The 2020 decrease was driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidiaries as certain subsidy rates decreased. The decrease for 2019 was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets and a decrease in the volume of satellite radio installations.

Selling, general and administrative (excluding litigation settlement) expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel related costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense decreased 1% and increased 8% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2020 was driven by lower personnel related costs, the closure of a sales and use tax audit in the second quarter of 2020 and lower travel and entertainment costs, partially offset by a $25 million contribution to a donor advised fund that will be the source of Sirius XM Holdings’ future charitable contributions, and higher legal costs. The increase for the year ended December 31, 2019 was driven by additional subscriber communications and acquisition campaigns and higher rent.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the years ended December 31, 2020 and 2019, other operating expense decreased 9% and increased 11%, respectively, as compared to the corresponding periods in the prior year. The 2020 decrease was driven by lower personnel-related costs. The 2019 increase was driven by higher personnel-related costs.

Impairment of intangible assets for the year ended December 31, 2020 includes a goodwill impairment charge of $956 million related to the Pandora reporting unit and a $20 million impairment of Pandora’s trademark.

Litigation settlements and reserves for the year ended December 31, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2020. During the year ended December 31, 2019, Sirius XM Holdings recorded a one-time $25 million litigation settlement for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying consolidated financial statements for the year ended December 31, 2019. During the year ended December 31, 2018, Sirius XM Holdings recorded a $69 million charge related to the litigation settlement that resolved all outstanding claims, including ongoing audits, under Sirius XM’s statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. This expense is included in the Revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2018. The aforementioned litigation settlements and reserve have been excluded from Adjusted OIBDA for the corresponding periods as they were not part of Sirius XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Stock-based compensation decreased 7% and 2% during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The decreases are primarily due to decreases in Pandora’s stock-based compensation.

Acquisition and restructuring costs for the year ended December 31, 2020 relate to costs associated with the termination of the Automatic service and the acquisitions of Simplecast and Stitcher.

Depreciation and amortization increased 4% during both of the years ended December 31, 2020 and 2019, as compared to the corresponding periods in the prior year. The increases were due to higher depreciation expense related to additional assets placed in service.

Formula One Group

Formula 1. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with various Events. Due to the COVID-19 pandemic, the start of the 2020 season was postponed, with certain Events being cancelled, certain new Events being added and others rescheduled to later dates. Formula 1 is responsible for the commercial exploitation and development of the World Championship. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, broadcasting and advertising and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Primary Formula 1 revenue	$964	1,664	1,487
Other Formula 1 revenue	181	358	340
Total Formula 1 revenue	1,145	2,022	1,827
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(974)	(1,393)	(1,273)
Selling, general and administrative expenses	(115)	(147)	(154)
Adjusted OIBDA	56	482	400
Stock-based compensation	(13)	(19)	(16)
Depreciation and amortization	(429)	(446)	(452)
Operating income (loss)	$(386)	17	(68)

Number of Events	17	21	21

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

Primary Formula 1 revenue decreased $700 million and increased $177 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year.

Race promotion revenue decreased during the year ended December 31, 2020, as compared to the prior year, due to the fact that fans were prohibited at all but three Events during 2020, which led to one-time changes in the contractual terms of the originally scheduled Events that remained on the revised 2020 calendar, and limited revenue from the other Events that were added to make up the 17 Events. Broadcasting revenue decreased as the altered schedule triggered lower broadcasting fees pursuant to the contractual terms within certain broadcasting agreements and also led to other one-time changes as certain broadcasting fees were renegotiated for 2020, leading to overall lower than originally contracted broadcasting revenue. Additionally, Formula 1 was prevented from delivering all of the elements of a typical sponsorship offering with the cancellation of certain Events to which contracted sponsorship inventory related, and with limited activities at the Events that have taken place due to the lack of fans and inability to operate services such as hospitality, leading to one-time changes in sponsorship contracts. These challenging circumstances led to a number of other one-time changes as certain sponsorship fees were also renegotiated for 2020, with revenue related to certain undelivered contract rights in 2020 being deferred into future years.

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

Other Formula 1 revenue decreased $177 million and increased $18 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. Other Formula 1 revenue decreased in 2020 as there were four fewer Events in 2020 and COVID-19 related restrictions and the related calendar changes led to lower revenue from most activities, including the non-operation of the Formula One Paddock Club at all but one Event where a limited service could be provided, reduced freight income, the non-operation of fan festivals and business forums, and lower F2 and F3 series income. These decreases were partially offset by increases in licensing and digital media income, driven primarily by F1 TV subscriptions. The increase in 2019 was due to an increase in digital media revenue, higher Paddock Club attendance, increased revenue from other Event-based activities and higher sales of equipment, parts and maintenance and other services to the competing F2 and F3 teams, partially offset by non-recurring television production revenue recorded in the prior year.

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

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Team payments	$(711)	(1,012)	(913)
Other costs of Formula 1 revenue	(263)	(381)	(360)
Cost of Formula 1 revenue	$(974)	(1,393)	(1,273)

Cost of Formula 1 revenue decreased $419 million and increased $120 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year.

Team payments decreased $301 million and increased $99 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The 2020 decrease was driven by the decrease in Primary Formula 1 revenue and other revenue and the associated impact on the calculation of variable Prize Fund elements, which are calculated with reference to Formula 1’s revenue and costs, partially offset by one-time fees paid to teams upon signing the 2021 Concorde Agreement in 2020. The increase in team payments during 2019 was attributable to an increase in Primary Formula 1 revenue and the associated impact on the calculation of variable Prize Fund elements.

Other costs of Formula 1 revenue decreased $118 million and increased $21 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The 2020 decrease was driven by four fewer Events, fewer non-European Events, and the significantly reduced activities in the current period due to COVID-19. The 2019 increase was primarily due to costs related to various technical initiatives, the continued further development and delivery of digital and social media products and platforms, increased costs related to the sale of equipment, parts, maintenance and other services to the competing F2 and F3 teams and higher FIA and hospitality costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $32 million and $7 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The 2020 decrease was driven by lower personnel costs and certain cost reduction initiatives while Events were not taking place and following the return to racing, resulting in lower legal and professional fees and lower discretionary marketing expenditures. The 2019 decrease was driven by foreign exchange gains and lower bad debt expense, partially offset by higher personnel and information technology costs.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $6 million and increased $3 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding periods in the prior year. The 2020 decrease was due to the vesting of outstanding awards and a decrease in the fair value of the underlying awards. The 2019 increase in stock-based compensation is primarily due to an increase in the number of awards granted.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $17 million and $6 million during the year ended December 31, 2020 and 2019, respectively, as compared the corresponding periods in the prior year, primarily due to decreases in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Group

Braves Holdings. Braves Holdings is our wholly owned subsidiary that indirectly owns and operates ANLBC and six minor league baseball clubs (the Gwinnett Stripers, the Mississippi Braves, the Rome Braves, the Danville Braves (through 2020), the GCL Braves and the Dominican Summer League). ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority and offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and the construction of the adjacent mixed-use development project, which we refer to as the Development Project.

Due to COVID-19, Major League Baseball postponed the start of the 2020 season until late July, resulting in a regular season of 60 games, without fans in attendance. In addition, the 2020 minor league season was cancelled. Braves Holdings did not generate material revenue from the Braves’ participation in the 2020 postseason given the structure of the Major League Baseball playoffs to accommodate COVID-19 safety protocols.

Operating results attributable to Braves Holdings were as follows.

	Year ended December 31,
	2020	2019	2018

	amounts in millions
Baseball revenue	$142	438	404
Development revenue	36	38	38
Total revenue	178	476	442
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(170)	(344)	(268)
Selling, general and administrative expenses	(57)	(78)	(80)
Adjusted OIBDA	(49)	54	94
Stock-based compensation	(3)	(15)	(10)
Depreciation and amortization	(69)	(71)	(76)
Operating income (loss)	$(121)	(32)	8

Regular season home games	30	81	81
Postseason home games	7	3	2

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, retail, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball

(“MLB”) revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. For the years ended December 31, 2020 and 2019, revenue decreased $298 million and increased $34 million, respectively, as compared to the corresponding prior years. A normal baseball season has historically consisted of approximately 160 games. However, the 2020 regular season consisted of only 60 games. The decrease in baseball revenue in 2020 was primarily driven by fewer games in 2020. Without fans in attendance for any games, ballpark operations revenue was lower due to decreased ticket and concession sales. Fewer games also resulted in lower broadcasting revenue.  Baseball revenue per game increased in 2019 due to increases in ballpark operations revenue, driven by increases in attendance, and revenue from local and national broadcasting rights. In addition, one additional postseason home game contributed to higher baseball revenue in 2019. The decrease in development revenue in 2020 was primarily driven by the deferral of rental income from the mixed-use facilities. The 2019 decrease in development revenue following the sale of the residential portion of the mixed-use facilities in 2018 was offset by increases in retail tenant rental income and parking revenue during 2019.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the years ended December 31, 2020 and 2019, other operating expenses decreased $174 million and increased $76 million, respectively, as compared to the corresponding prior years. The decrease in 2020 as compared to 2019 was primarily due to lower player salaries, as players were paid a pro-rata portion of their salaries, lower travel expenses and lower facility and game day expenses, as there were fewer games in 2020, all without fans in attendance. The increase in 2019 as compared to 2018 was driven by higher player salaries, increased baseball operations costs driven by the opening of the new spring training facility and higher player development costs, increased obligations under MLB’s revenue sharing plan and increased stadium operating costs driven by concessions.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $21 million and $2 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. The decrease for 2020 as compared to 2019 was primarily driven by lower marketing expense and fewer games in 2020. The decrease for 2019 as compared to 2018 was primarily due to reduced expenses associated with the residential portion of the mixed-use complex, which was sold in October 2018.

Stock-based compensation decreased $12 million and increased $5 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. The decrease in 2020 as compared to 2019 was driven by a decrease in the fair value of the underlying awards. The increase in 2019 as compared to 2018 was driven by an increase in the fair value of the underlying awards.

Depreciation and amortization decreased $2 million and $5 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. The decrease in 2020 as compared to 2019 was driven by a decrease in amortization expense related to player contracts. The decrease in 2019 as compared to 2018 is primarily due to decreases in depreciation expense related to the new stadium as a result of the adoption of ASC 842 and the sale of the residential portion of the mixed-use complex during October 2018 and decreases in amortization expense related to player contracts.

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

As of December 31, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,399	2.1%	$11,252	3.8%
Braves Group	$278	1.8%	$396	3.6%
Formula One Group	$832	3.5%	$2,797	4.6%

Liberty’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest.  LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings and Formula 1 expect to incorporate alternative reference rates when amending these facilities, as applicable.

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

At December 31, 2020, the fair value of our marketable equity securities was $266 million. Had the market price of such securities been 10% lower at December 31, 2020, the aggregate value of such securities would have been $27 million lower. Additionally, our stock in Live Nation (an equity method affiliate) is a publicly traded security which is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-36. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-31 for Management’s Report on Internal Control Over Financial Reporting.

See page II-32 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company’s management believes that, as of December 31, 2020, its internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page II-32 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over certain subscriber and advertising revenue streams

As disclosed in the consolidated statements of operations, the Company generated $9,363 million of revenue, of which $5,857 million was Sirius XM subscriber revenue and $1,183 million was Pandora (Pandora Media, LLC and subsidiaries, the successor to Pandora Media, Inc. and subsidiaries) advertising revenue, for the year ended December 31, 2020. The Company’s accounting for these subscriber and advertising revenue streams involve multiple information technology (IT) systems.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Sirius XM subscriber revenue and Pandora advertising revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing relevant IT applications and controls used by the Company in its revenue recognition processes and testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriber and advertising revenue. For each revenue stream within Sirius XM subscriber revenue where procedures were performed, we developed an estimate of subscriber revenue. These estimates were based on a combination of internal data and publicly available external data and the estimates were compared to the Company’s recorded amounts. In addition, we evaluated the relevance and reliability of the internal and external data used to develop those estimates. On a sample basis, we tested Pandora advertising revenue by tracing the recorded amounts to underlying source documents and system reports. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

Fair value of the Pandora trademark and goodwill in the Pandora reporting unit

As discussed in note 8 to the consolidated financial statements, the Company’s goodwill balance associated with Sirius XM Holdings was $15,082 million as of December 31, 2020, which is comprised of Sirius XM and Pandora reporting units. Additionally, as discussed in note 8 to the consolidated financial statements, the Company’s trademarks balance was $1,242 million as of December 31, 2020. The Company performs goodwill and indefinite-lived assets impairment testing as of the fourth quarter of each fiscal year, and whenever events and changes in circumstances indicate that the carrying value of a trademark more likely than not exceeds its fair value or the carrying value of a reporting unit more likely than not exceeds its fair value. The Company identified events that indicated that it was more likely than not that the carrying value of the Pandora reporting unit and the Pandora trademark exceeded their fair values. The Company estimated the fair value of the Pandora reporting unit using a combination of a discounted cash flow model and a market approach, and the Pandora trademark using a discounted cash flow model. As a result, the Company recognized an impairment charge of $956 million for the Pandora reporting unit goodwill and an impairment charge of $20 million for the Pandora trademark.

We identified the evaluation of the Company’s fair value assessment of the Pandora trademark and goodwill in the Pandora reporting unit as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the discounted cash flow model used to calculate the fair value of the goodwill in the Pandora reporting unit and the Pandora trademark. Specifically, the revenue growth rates, long-term growth rate, and the discount rates (the key assumptions), which were used by the Company to estimate the fair value of the reporting unit involved a higher degree of subjectivity. In addition, these key assumptions used in the fair value assessment were challenging to test due to the sensitivity of the fair value to changes in these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill and trademark impairment process. This included controls over the selection of the revenue growth rates, long-term growth rate, and the discount rates used to estimate the fair value of the Pandora reporting unit and the Pandora trademark. We performed sensitivity analyses to assess the impact of possible changes to the revenue growth rates, long-term growth rate and discount rate assumptions on the fair value of the Pandora reporting unit and the Pandora trademark. We compared the Company’s forecasted revenue growth rate assumptions to the Pandora reporting unit’s historical revenue growth rates, to projected revenue growth rates for comparable companies, and to other publicly available data, including third party market studies. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the relevance and reliability of the internal and external data used to develop those assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in:

●	evaluating the Company’s discount rates by comparing them to discount rate ranges that were developed using publicly available market data for comparable entities;
●	developing an estimated range of fair value of the Pandora reporting unit using the reporting unit’s cash flow projections, estimated discount rate range, and comparing the result to the Company’s fair value estimate; and
●	developing an estimated range of fair value of the Pandora trademark using the Company’s cash flow projections and an estimated discount rate range and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
February 26, 2021

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,831	1,222
Trade and other receivables, net	823	767
Other current assets	376	416
Total current assets	4,030	2,405
Investments in affiliates, accounted for using the equity method (note 7)	1,018	1,625

Property and equipment, at cost	4,017	3,780
Accumulated depreciation	(1,778)	(1,518)
	2,239	2,262

Intangible assets not subject to amortization (note 8)
Goodwill	19,218	19,939
FCC licenses	8,600	8,600
Other	1,385	1,405
	29,203	29,944
Intangible assets subject to amortization, net (note 8)	5,378	5,940
Other assets	2,136	2,013
Total assets	$44,004	44,189

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,583	1,621
Current portion of debt, including $684 million and $0 measured at fair value, respectively (note 9)	743	60
Deferred revenue	2,070	2,113
Other current liabilities	94	94
Total current liabilities	4,490	3,888
Long-term debt, including $3,861 million and $3,678 million measured at fair value, respectively (note 9)	16,686	15,416
Deferred income tax liabilities (note 11)	2,126	1,913
Other liabilities	1,101	1,047
Total liabilities	$24,403	22,264

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2020 and 2019

	2020	2019

	amounts in millions
Stockholders' equity (notes 12,14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2020; issued and outstanding 99,383,666 shares at December 31, 2020 and 103,339,016 shares at December 31, 2019 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2020; issued and outstanding 10,312,670 shares at December 31, 2020 and 10,312,639 shares at December 31, 2019 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2020; issued and outstanding 25,835,838 shares at December 31, 2020 and 25,834,334 shares at December 31, 2019 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2020; issued and outstanding 9,802,237 shares at December 31, 2020 and 9,808,601 shares at December 31, 2019 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2020; issued and outstanding 981,778 shares at December 31, 2020 and 981,860 shares at December 31, 2019 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2020; issued and outstanding 2,446,606 shares at December 31, 2020 and 2,448,233 shares at December 31, 2019 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2020; issued and outstanding 229,575,090 shares at December 31, 2020 and 203,324,574 shares at December 31, 2019 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2020; issued and outstanding 40,958,175 shares at December 31, 2020 and 39,894,784 shares at December 31, 2019 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2020; issued and outstanding 203,538,477 shares at December 31, 2020 and 203,366,419 shares at December 31, 2019 (note 2)	2	2
Additional paid-in capital	2,688	2,575
Accumulated other comprehensive earnings (loss), net of taxes	78	(33)
Retained earnings	12,320	13,748
Total stockholders' equity	15,091	16,295
Noncontrolling interests in equity of subsidiaries	4,510	5,630
Total equity	19,601	21,925
Commitments and contingencies (note 17)
Total liabilities and equity	$44,004	44,189

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions
Revenue:
Sirius XM Holdings revenue	$8,040	7,794	5,771
Formula 1 revenue	1,145	2,022	1,827
Other revenue	178	476	442
Total revenue	9,363	10,292	8,040
Operating costs and expenses, including stock-based compensation (note 3):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	2,421	2,291	1,394
Programming and content	481	462	406
Customer service and billing	481	475	382
Other	196	199	126
Cost of Formula 1 revenue	974	1,394	1,273
Subscriber acquisition costs	362	427	470
Other operating expenses	434	624	391
Selling, general and administrative	1,750	1,805	1,179
Impairment of intangible assets (note 8)	976	—	—
Acquisition and restructuring (note 5)	28	84	3
Depreciation and amortization	1,083	1,061	905
	9,186	8,822	6,529
Operating income (loss)	177	1,470	1,511
Other income (expense):
Interest expense	(634)	(657)	(606)
Share of earnings (losses) of affiliates, net (note 7)	(586)	6	18
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(402)	(315)	40
Other, net	10	9	78
	(1,612)	(957)	(470)
Earnings (loss) before income taxes	(1,435)	513	1,041
Income tax (expense) benefit (note 11)	44	(166)	(176)
Net earnings (loss)	(1,391)	347	865
Less net earnings (loss) attributable to the noncontrolling interests	30	241	334
Net earnings (loss) attributable to Liberty stockholders	$(1,421)	106	531

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty SiriusXM common stock	$(747)	494	676
Liberty Braves common stock	(78)	(77)	5
Liberty Formula One common stock	(596)	(311)	(150)
	$(1,421)	106	531

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	(2.24)	1.50	1.98
Series A, B and C Liberty Braves common stock	(1.53)	(1.51)	0.10
Series A, B and C Liberty Formula One common stock	(2.57)	(1.35)	(0.65)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	(2.33)	1.48	1.95
Series A, B and C Liberty Braves common stock	(2.00)	(1.51)	0.10
Series A, B and C Liberty Formula One common stock	(2.57)	(1.35)	(0.65)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions
Net earnings (loss)	$(1,391)	347	865
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	12	20	(34)
Unrealized holding gains (losses) arising during the period	(7)	3	(3)
Credit risk on fair value debt instruments gains (losses)	117	(13)	32
Share of other comprehensive earnings (loss) of equity affiliates	(9)	1	(10)
Other comprehensive earnings (loss)	113	11	(15)
Comprehensive earnings (loss)	(1,278)	358	850
Less comprehensive earnings (loss) attributable to the noncontrolling interests	32	247	324
Comprehensive earnings (loss) attributable to Liberty stockholders	$(1,310)	111	526
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$(712)	512	663
Liberty Braves common stock	(86)	(74)	2
Liberty Formula One common stock	(512)	(327)	(139)
	$(1,310)	111	526

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$(1,391)	347	865
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,083	1,061	905
Stock-based compensation	261	312	192
Impairment of intangible assets	976	—	—
Share of (earnings) loss of affiliates, net	586	(6)	(18)
Realized and unrealized (gains) losses on financial instruments, net	402	315	(40)
Noncash interest expense	17	9	(1)
Losses (gains) on dilution of investment in affiliate	(4)	(7)	1
Loss on early extinguishment of debt	40	57	1
Deferred income tax expense (benefit)	(95)	120	167
Other charges (credits), net	35	8	(17)
Changes in operating assets and liabilities
Current and other assets	(34)	(3)	(31)
Payables and other liabilities	(146)	100	132
Net cash provided (used) by operating activities	1,730	2,313	2,156
Cash flows from investing activities:
Cash proceeds from dispositions of investments	13	442	399
Cash (paid) received for acquisitions, net of cash acquired	(300)	313	(2)
Investments in equity method affiliates and debt and equity securities	(113)	(29)	(414)
Return of investment in equity method affiliates	105	23	64
Repayment of loans and other cash receipts from equity method affiliates and debt and equity securities	20	11	14
Capital expended for property and equipment, including internal-use software and website development	(452)	(510)	(403)
Other investing activities, net	(9)	64	(28)
Net cash provided (used) by investing activities	(736)	314	(370)
Cash flows from financing activities:
Borrowings of debt	4,898	6,020	3,617
Repayments of debt	(2,931)	(4,871)	(4,057)
Liberty SiriusXM common stock repurchases	(318)	(443)	(466)
Subsidiary shares repurchased by subsidiary	(1,555)	(2,159)	(1,314)
Proceeds from Liberty SiriusXM common stock rights offering	754	—	—
Cash dividends paid by subsidiary	(64)	(68)	(59)
Taxes paid in lieu of shares issued for stock-based compensation	(120)	(211)	(130)
Other financing activities, net	(90)	(41)	29
Net cash provided (used) by financing activities	574	(1,773)	(2,380)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,571	854	(595)
Cash, cash equivalents and restricted cash at beginning of period	1,306	452	1,047
Cash, cash equivalents and restricted cash at end of period	$2,877	1,306	452

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2020, 2019 and 2018

	Stockholders' equity
															Accumulated		Noncontrolling
		Common Stock												Additional	other		interest in
	Preferred	Liberty Media Corporation			Liberty Sirius XM			Liberty Braves			Liberty Formula One			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2018	$—	$—	$—	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$3,892	$(35)	$13,081	$5,631	$22,574
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	531	334	865
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(10)	(15)
Cumulative adjustment for change in accounting principle (note 3)	—	—	—	—	—	—	—	—	—	—	—	—	—	22	2	36	12	72
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	153	—	—	39	192
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(130)	—	—	—	(130)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(466)	—	—	—	(466)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(416)	—	—	(881)	(1,297)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(65)	—	—	65	—
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(4)	(87)	(97)
Balance at December 31, 2018	—	—	—	—	1	—	2	—	—	—	—	—	2	2,984	(38)	13,644	5,103	21,698
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	106	241	347
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	6	11
Cumulative adjustment for change in accounting principle (note 10)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	246	—	—	79	325
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(211)	—	—	—	(211)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	10	—	—	—	10
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(443)	—	—	—	(443)
Subsidiary shares issued as consideration in subsidiary acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	657	—	—	1,698	2,355
Equity component of convertible note	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	62	62
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(562)	—	—	(1,597)	(2,159)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(92)	—	—	100	8
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(68)	(68)
Noncontrolling interest activity of equity affiliates	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	—	—	(6)
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(8)	—	—	6	(2)
Balance at December 31, 2019	—	—	—	—	1	—	2	—	—	—	—	—	2	2,575	(33)	13,748	5,630	21,925
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,421)	30	(1,391)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	111	—	2	113
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	213	—	—	64	277
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(120)	—	—	—	(120)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	—	—	—	(318)	—	—	—	(318)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(346)	—	—	(1,228)	(1,574)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(75)	—	—	75	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Common stock issued pursuant to the Series C Liberty SiriusXM common stock rights offering	—	—	—	—	—	—	—	—	—	—	—	—	—	754	—	—	—	754
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	(7)	1	(1)
Balance at December 31, 2020	$—	$—	$—	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$2,688	$78	$12,320	$4,510	$19,601

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(1)  Basis of Presentation

The accompanying consolidated financial statements of Liberty Media Corporation (“Liberty,” “we,” “our,” “us” or the “Company” unless the context otherwise requires) represent a consolidation of certain media and entertainment related assets and businesses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

On February 1, 2019, Sirius XM Holdings issued shares in conjunction with its acquisition of Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). See note 5 for more information regarding the acquisition of Pandora. Liberty continues to maintain a controlling interest in Sirius XM Holdings following the share repurchases and issuances. As of December 31, 2020, we owned approximately 76% of the outstanding equity interest in Sirius XM Holdings.

In 2011, Qurate Retail, Inc. (“Qurate Retail”) completed its split-off from Liberty, and in 2014, Liberty Broadband Corporation (“Liberty Broadband”) completed its spin-off from Liberty. In addition, in 2014, Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”) completed its spin-off from Qurate Retail, and in 2018, GCI Liberty, Inc. (“GCI Liberty”) completed its split-off from Qurate Retail.  These transactions resulted in the separate corporate existence of Liberty, Qurate Retail, Liberty Broadband, Liberty TripAdvisor and GCI Liberty. Following these transactions, each of these companies operates (or in the case of GCI Liberty, prior to its acquisition, operated) as separate publicly traded companies, none of which has any stock ownership, beneficial or otherwise, in the other (except that GCI Liberty owned shares of Liberty Broadband’s Series C non-voting common stock prior to the merger of GCI Liberty and Liberty Broadband in December 2020). In connection with the foregoing transactions, Liberty entered into certain agreements with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, and GCI Liberty, respectively, in order to govern ongoing relationships between the companies and to provide for an orderly transition. As a result, these entities are considered related parties of the Company for accounting purposes through the dates of the respective transactions. These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements and Facilities Sharing Agreements. The Reorganization, Services and Facilities Sharing Agreements entered into with Qurate Retail were assigned from Liberty’s predecessor to Liberty in 2013 in connection with a prior transaction.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, respectively, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of Qurate Retail, Qurate Retail’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) at Liberty’s corporate headquarters. Under these various agreements, approximately $28 million, $46 million and $30 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2020, 2019 and 2018, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

In December 2019, Liberty entered into amendments to the Services Agreements with each of Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, its President and Chief Executive Officer. Under the amended Services Agreements, components of his compensation would either be paid directly to him by each of Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended Services Agreements. Following the merger between GCI Liberty and Liberty Broadband in December 2020, GCI Liberty no longer participates in the Services Agreement arrangement due to the termination of its Services Agreement with Liberty.

In December 2020, in conjunction with the merger, GCI Liberty made an executive termination payment to Liberty of approximately $6 million. See note 13 for additional information related to termination payments.

On January 26, 2021, Liberty Media Acquisition Corporation (“LMAC”) consummated its initial public offering (the “IPO”) of 57.5 million units (the “Units”), including 7.5 million Units sold pursuant to the full exercise of the underwriters’ overallotment option. Each Unit consists of one share of Series A common stock of LMAC and one-fifth of one redeemable warrant of LMAC. Each whole warrant entitles the holder thereof to purchase one share of Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC's initial business combination and 12 months from the closing of the IPO. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to LMAC of $575 million. Concurrently with the IPO, LMAC completed the private placement of 10 million warrants to its sponsor, Liberty Media Acquisition Sponsor LLC (the “Sponsor”), a wholly-owned subsidiary of the Company, generating gross proceeds of $15 million. Each private placement warrant entitles the holder thereof to purchase one share of LMAC's Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC's initial business combination and 12 months from the closing of the IPO. A total of $575 million was placed in a U.S.-based trust account. LMAC intends to search for a target in the media, digital media, music, entertainment, communications, telecommunications and technology industries, but may seek to complete a business combination with an operating company in any industry, sector or geographic area. Under the terms of the offering, the Company, through the Sponsor, owns 20% of LMAC’s issued and outstanding common stock and the Sponsor has committed to acquire $250 million of forward purchase units (each consisting of one share of LMAC’s Series B common stock and one-fifth of one redeemable warrant to purchase one share of LMAC’s Series A common stock) pursuant to a forward purchase agreement that will close substantially concurrently with the consummation of LMAC’s initial business combination. In addition, the Company, through the Sponsor’s ownership of LMAC founder shares, has certain governance rights which allow us to control LMAC’s affairs, policies and operations through the initial business combination. The Company’s ownership interest in LMAC will consist primarily of Series B common stock following the consummation of LMAC’s initial business combination, and is initially being attributed to the Formula One Group tracking stock.

(2)  Tracking Stocks

During November 2015, Liberty’s board of directors authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Formula One common stock (formerly known as Liberty Media common stock) and one to be designated as the Liberty SiriusXM common stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves common stock following the creation of the new tracking stocks.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and the Liberty Formula One Group (the “Formula One Group”) have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group’s stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings or Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group or the Formula One Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

Additionally, as a result of the Recapitalization, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) are now convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty Media Corporation common stock was reclassified (the “Securities Basket”). The Series A Liberty Braves common stock component of the Securities Basket was subsequently adjusted pursuant to anti-dilution adjustments arising out of the distribution of subscription rights to purchase shares of Series C Liberty Braves common stock made to all holders of Liberty Braves common stock. Furthermore, the Company entered into amended agreements with the counterparties with regard the Recapitalization-related adjustments to the outstanding Series A Liberty Media Corporation common stock warrants as well as the outstanding cash convertible note hedges and purchased call options.

As part of the Recapitalization, the Formula One Group initially held a 20% intergroup interest in the Braves Group. As a result of a rights offering in May 2016 to holders of Liberty Braves common stock to acquire shares of Series C Liberty Braves common stock, the number of notional shares representing the intergroup interest held by the Formula One Group was adjusted to 9,084,940, representing a 15.1% intergroup interest in the Braves Group at December 31, 2019. In addition, during the fourth quarter of 2019, the Formula One Group began purchasing shares of Liberty SiriusXM common stock. As of December 31, 2019, the number of notional shares representing the intergroup interest held by the Formula One Group was 493,278, representing a 0.2% intergroup interest in the Liberty SiriusXM Group.

On April 22, 2020, the Company’s board of directors approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”).

The assets reattributed from the Formula One Group to the Liberty SiriusXM Group, valued at $2.8 billion, consisted of:

●	Liberty’s entire Live Nation stake, consisting of approximately 69.6 million shares of Live Nation common stock;
●	a newly-created Formula One Group intergroup interest, consisting of approximately 5.3 million notional shares of Liberty Formula One common stock, to cover exposure under the Convertible Notes;
●	the bond hedge and warrants associated with the Convertible Notes;
●	the entire Liberty SiriusXM Group intergroup interest, consisting of approximately 1.9 million notional shares of Liberty SiriusXM common stock, thereby eliminating the Liberty SiriusXM Group intergroup interest; and
●	a portion, consisting of approximately 2.3 million notional shares of Liberty Braves common stock, of the Formula One Group’s intergroup interest in the Braves Group, to cover exposure under the Convertible Notes.

The reattributed liabilities, valued at $1.3 billion, consisted of:

●the Convertible Notes;
●Liberty’s 2.25% exchangeable senior debentures due 2048; and
●Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2020, include its interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains intergroup interests in the Braves Group and the Formula One Group as of December 31, 2020. As of December 31, 2020, the Liberty SiriusXM Group has cash and cash equivalents of approximately $996 million, which includes $71 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group, which, as of December 31, 2020, include its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. The Liberty SiriusXM Group and the Formula One Group retain intergroup interests in the Braves Group as of December 31, 2020. As of December 31, 2020, the Braves Group has cash and cash equivalents of approximately $151 million, which includes $73 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2020, include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, cash, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. As of December 31, 2020, the Formula One Group has cash and cash equivalents of approximately $1,684 million, which includes $265 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.1% intergroup interest at December 31, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at December 31, 2020. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at December 31, 2020. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $17 million and $18 million at December 31, 2020 and 2019, respectively. Activity in the year ended December 31, 2020 included an increase of $61 million of bad debt charged to expense and $62 million of write-offs. Activity in the year ended December 31, 2019 included an increase of $56 million of bad debt charged to expense and $59 million of write-offs. Activity in the year ended December 31, 2018 included an increase of $68 million of bad debt charged to expense and $60 million of write-offs.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. The total value of marketable equity securities aggregated $266 million and $353 million as of December 31, 2020 and 2019, respectively.

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

December 31, 2020, 2019 and 2018

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2020	December 31, 2019

		amounts in millions
Land	NA	$139	138
Buildings and improvements	10 - 40 years	836	783
Support equipment	3 - 20 years	748	630
Satellite system	15 years	1,709	1,694
Construction in progress	NA	585	535
Total property and equipment		$4,017	3,780

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $268 million, $271 million and $251 million, respectively.

Sirius XM Holdings capitalizes a portion of the interest on funds borrowed to finance the construction and launch of its satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2020 and 2019 were approximately $19 million and $17 million, respectively.

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

December 31, 2020, 2019 and 2018

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

December 31, 2020, 2019 and 2018

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

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the year ended December 31, 2020 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings was approximately $184 million and $349 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

As the majority of Sirius XM Holdings contracts are one year or less, Sirius XM Holdings utilized the optional exemption under ASC 606 and has not disclosed information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2020, less than ten percent of the Sirius XM Holdings total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as Sirius XM Holdings’ services are provided.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,121 million in 2021, $1,853 million in 2022, $4,039 million in 2023 through 2028, and $384 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Sirius XM Holdings

The following table disaggregates Sirius XM Holdings’ revenue by source:

	Years ended December 31,
	2020	2019	2018

	in millions
Subscriber	$6,372	6,120	5,264
Advertising	1,340	1,336	188
Equipment	173	173	155
Other	155	165	164
Total Sirius XM Holdings revenue	$8,040	7,794	5,771

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

Advertising revenue. Sirius XM Holdings recognizes revenue from the sale of advertising as performance obligations are satisfied, which generally occurs as the ads are delivered. For Sirius XM Holdings’ satellite radio service, ads are delivered when they are aired. For streaming services, ads are delivered primarily based on impressions. Agency fees are calculated based on a stated percentage applied to gross billing revenue for Sirius XM Holdings’ advertising inventory and are reported as a reduction of advertising revenue. Additionally, Sirius XM Holdings pays certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments as Sirius XM Holdings controls the advertising service including the ability to establish pricing and Sirius XM Holdings is primarily responsible for providing the service. Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is transmitted.

Equipment revenue. Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Years ended December 31,
	2020	2019	2018

	in millions
Primary	$964	1,664	1,487
Other	181	358	340
Total Formula 1 revenue	$1,145	2,022	1,827

Upon entering into a new arrangement, Formula 1 occasionally incurs certain incremental costs of obtaining a contract. These incremental costs relate to commission amounts that will be paid over the life of the contract for which the recipient does not have any substantive future performance requirement to earn such commission. Accordingly, the commission costs are capitalized and amortized over the life of the contract.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2020	2019	2018

		in millions
Baseball	$142	438	404
Development	36	38	38
Total Braves Holdings revenue	$178	476	442

Braves Holdings is required to estimate the entire transaction price of its contractual arrangements and recognize revenue allocated to each of the performance obligations within the contractual arrangements as those performance obligations are satisfied. Such performance obligations are typically satisfied over time and result in differences between revenue recognized and cash received, dependent on how far into a contractual arrangement Braves Holdings is at any given reporting period.

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

Cost of Services

Revenue Share

Sirius XM Holdings shares a portion of its subscription revenue earned from self-pay subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share on self-pay revenue is recognized as an expense and recorded in revenue share and royalties in our consolidated statements of operations. Sirius XM Holdings also pays revenue share to certain talent on non-music stations on its satellite radio service and to podcast talent based on advertising revenue for the related channel or podcast. Revenue share on non-music channels and podcasts is recognized in Revenue

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

share and royalties when it is earned. In some cases, Sirius XM Holdings prepays minimum guarantees for revenue share to podcast talent which is recorded in other current assets in the consolidated balance sheets. The minimum guarantee is recognized in revenue share and royalties primarily on a straight line basis over the contractual term.  The prepaid balance is regularly reviewed for recoverability and any amount not deemed to be recoverable is recognized as an expense in the period.

Royalties

In connection with its businesses, Sirius XM Holdings must enter into royalty arrangements with two sets of rights holders:  holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work).  The Sirius XM and Pandora businesses use both statutory and direct music licenses as part of their businesses.  Sirius XM Holdings licenses varying rights - such as performance and mechanical rights - for use in its Sirius XM and Pandora businesses based on the various radio and interactive services they offer.  The music rights licensing arrangements for the Sirius XM and Pandora businesses are complex.

Sirius XM Holdings pays performance royalties for its Sirius XM and Pandora businesses to holders and rights administrators of musical compositions copyrights, including performing rights organizations and other copyright owners.  These performance royalties are based on agreements with performing rights organizations which represent the holders of these performance rights. The Sirius XM and Pandora businesses have arrangements with these performance rights organizations. Arrangements with Sirius XM generally include fixed payments during the term of the agreement and arrangements with Pandora for its ad-supported radio service have variable payments based on usage and ownership of a royalty pool.  Pandora must also license reproduction rights, which are also referred to as mechanical rights, to offer the interactive features of the Pandora services.  For Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act (the “Copyright Act”). These mechanical royalties are calculated as the greater of a percentage of Sirius XM Holdings’ revenue or a percentage of its payments to record labels. For interactive music services offered by Pandora, Sirius XM Holdings pays mechanical royalties to copyright holders at the rates determined by the Copyright Royalty Board (the “CRB”) in accordance with the statutory license set forth in Section 115 of the Copyright Act.

For Sirius XM Holdings’ non-interactive satellite radio or streaming services, it may license sound recordings under direct licenses with the owners of sound recordings or based on the royalty rate established by the CRB.  For Sirius XM, the royalty rate for sound recordings has been set by the CRB.  The revenue subject to royalty includes subscription revenue from Sirius XM Holdings’ U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit Sirius XM to reduce the payment due each month for those sound recording directly licensed from copyright owners and exclude from its revenue certain other items, such as royalties paid to Sirius XM for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of Sirius XM’s business that do not involve the use of copyrighted sound recordings.

Pandora has entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.  For sound recordings that Pandora streams and for which it has not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory royalty rates set by the CRB.  Pandora pays royalties to owners of sound recordings on either a per-performance fee based on the number of sound recordings transmitted or a percentage of revenue associated with the applicable service. Certain of these agreements also require Pandora to pay a per subscriber minimum amount.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

Subscriber Acquisition Costs

Subscriber acquisition costs consist of costs incurred to acquire new subscribers which include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to Sirius XM service in the sale or lease price of a new vehicle; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; freight; and provisions for inventory allowance attributable to inventory consumed in Sirius XM Holdings’ automotive and retail distribution channels. Subscriber acquisition costs do not include advertising costs, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in subscriber acquisition costs because Sirius XM Holdings is responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chipsets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chipsets are expensed as subscriber acquisition costs when the automaker confirms receipt.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Cost of services:
Programming and content	$32	30	28
Customer service and billing	6	4	4
Other	6	9	5
Other operating expense	43	49	17
Selling, general and administrative	174	199	138
	$261	291	192

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

December 31, 2020, 2019 and 2018

Earnings Attributable to Liberty Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares that were outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented, including any necessary adjustments to earnings (loss) attributable to shareholders.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding (“WASO”) shares of common stock. Excluded from diluted EPS for the years ended December 31, 2020, 2019 and 2018 are 25 million, 22 million and 22 million potentially dilutive shares of Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2020 (a)(b)	2019 (b)	2018 (b)

	number of shares in millions
Basic WASO	334	329	342
Potentially dilutive shares	2	4	4
Diluted WASO (c)	336	333	346
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty SiriusXM Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, Liberty distributed subscription rights to holders of Liberty SiriusXM common stock, which were priced at a discount to the market value, to acquire additional shares of Series C Liberty SiriusXM common stock. The LSXMK rights offering, because of the discount, is considered a stock dividend and has been reflected retroactively in prior periods for the weighted average shares outstanding.
(c)	As discussed in note 2, the Formula One Group’s intergroup interest in the Liberty SiriusXM Group was eliminated on April 22, 2020 in conjunction with the reattribution. The number of notional Liberty Sirius XM shares representing the intergroup interest held by the Formula One Group was 1,945,491 immediately prior to the reattribution. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Formula One Group had an attributed value in the Liberty SiriusXM Group which was generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty assumed that the notional shares would have been comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Liberty SiriusXM Group had net earnings, the notional shares representing the intergroup interest were included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM shareholders	$(747)	494	676
Unrealized (gain) loss on the intergroup interest	(35)	—	NA
Diluted earnings (loss) attributable to Liberty SiriusXM shareholders	$(782)	494	676

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the years ended December 31, 2020, 2019 and 2018 are 5 million, 3 million and 2 million potentially dilutive shares of Liberty Braves common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2020 (a)	2019 (a)	2018

	number of shares in millions
Basic WASO	51	51	51
Potentially dilutive shares	9	10	10
Diluted WASO (b)	60	61	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, following the Recapitalization and Series C Liberty Braves common stock rights offering, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group was adjusted to 9,084,940 shares. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of December 31, 2020.

The intergroup interests are quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group have attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests are marked to fair value. As the notional shares underlying the intergroup interests are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underlie the Convertible Notes. Therefore, the market prices of Series C Liberty Braves

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

and Series A Liberty Braves common stock are used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interests have no impact on the basic WASO. However, the notional shares representing the intergroup interests are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(78)	(77)	5
Unrealized (gain) loss on the intergroup interest	(42)	42	24
Diluted earnings (loss) attributable to Liberty Braves shareholders	$(120)	(35)	29

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock. Excluded from diluted EPS for the years ended December 31, 2020, 2019 and 2018 are 7 million, 6 million and 8 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2020 (a)	2019 (a)	2018 (a)

	number of shares in millions
Basic WASO	232	231	231
Potentially dilutive shares	6	2	1
Diluted WASO (b)	238	233	232
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Formula One Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of December 31, 2020. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One shareholders	$(596)	(311)	(150)
Unrealized (gain) loss on the intergroup interest	75	NA	NA
Diluted earnings (loss) attributable to Liberty Formula One shareholders	$(521)	(311)	(150)

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

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the Major League Baseball season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value or classification of our assets or liabilities.  Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$62	90	—
Intangibles not subject to amortization	235	1,884	3
Intangibles subject to amortization	50	800	2
Net liabilities assumed	(46)	(772)	(3)
Deferred tax liabilities	(1)	102	—
Fair value of equity consideration	—	(2,417)	—
Cash paid (received) for acquisitions, net of cash acquired	$300	(313)	2

Stock repurchased by subsidiary not yet settled	$(19)	—	—

Cash paid for interest, net of amounts capitalized	$576	585	586

Cash paid (received) for income taxes	$48	40	(26)

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Cash and cash equivalents	$2,831	1,222	358
Restricted cash included in other current assets	16	57	70
Restricted cash included in other assets	30	27	24
Total cash, cash equivalents and restricted cash at end of period	$2,877	1,306	452

(5)  Acquisitions and Restructurings

Sirius XM Holdings acquisition of Stitcher

On October 16, 2020, Sirius XM Holdings acquired certain assets and liabilities of Stitcher, a leader in podcast production, distribution, and ad sales, from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for $272 million in cash, which includes a working capital adjustment. The agreement provides that Sirius XM Holdings will potentially make up to $60 million in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics in 2020 and 2021. The total purchase consideration of $296 million includes $30 million related to the acquisition date fair value of the contingent consideration, partially offset by working capital adjustments of $6 million.  The fair value of the contingent consideration was determined using a probability-weighted cash flow model and will be remeasured to fair value at each subsequent reporting period. Stitcher is included in the Pandora reporting unit. In connection with the acquisition, Sirius XM Holdings recognized goodwill of $218 million and intangible assets subject to amortization of $38 million. The goodwill of Stitcher is deductible for tax purposes as it was an asset acquisition.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Sirius XM Holdings recognized $4 million of costs related to the acquisition of Stitcher during the year ended December 31, 2020.  The acquisition of Stitcher was financed through borrowings under Sirius XM Holdings’ Senior Secured Revolving Credit Facility.

Sirius XM Holdings acquisition of Simplecast

On June 16, 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing Sirius XM Holdings to offer podcasters a simple solution for management, hosting, analytics and advertising sales, and is included in the Pandora reporting unit. In connection with the acquisition, Sirius XM Holdings recognized goodwill of $17 million, intangible assets subject to amortization of $12 million, other assets of less than $1 million and deferred income tax liabilities of $1 million. The goodwill of Simplecast is not deductible for tax purposes. Sirius XM Holdings recognized less than $1 million of costs related to the acquisition of Simplecast during the year ended December 31, 2020.

Sirius XM Holdings restructuring of Automatic Labs

In May 2020, Sirius XM Holdings terminated the Automatic Labs Inc. ("Automatic") service, which was part of its connected services business. During the year ended December 31, 2020, Sirius XM Holdings recorded $24 million of restructuring expenses related to the termination of the service. The termination of the Automatic service does not meet the requirements to be reported as a discontinued operation because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.

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

December 31, 2020, 2019 and 2018

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

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents synergies and economies of scale expected from the combination of services. None of the acquired goodwill is expected to be deductible for tax purposes. See note 8 for disclosures regarding the impairment of a portion of Pandora’s goodwill during the year ended December 31, 2020. Pandora’s amortizable intangible assets are comprised of customer relationships and software and technology, with estimated weighted average useful lives of 8 years and 5 years, respectively. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Additionally, in connection with the acquisition, Sirius XM Holdings acquired gross net operating loss carryforwards of approximately $1,287 million for federal income tax purposes available to offset future taxable income. The acquired net operating losses are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those net operating losses within the carryforward period.

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

December 31, 2020, 2019 and 2018

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2018, are as follows:

	Years ended December 31,
	2019	2018

	amounts in millions
Revenue	$10,419	9,617
Net earnings (loss)	$371	533
Net earnings (loss) attributable to Liberty stockholders	$123	294

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

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2020			December 31, 2019
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,586	2,586	—	992	992	—
Debt and equity securities	$266	181	85	353	242	111
Financial instrument assets	$424	84	340	532	63	469
Debt	$4,545	—	4,545	3,678	—	3,678
Financial instrument liabilities	$106	—	106	53	—	53

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

December 31, 2020, 2019 and 2018

table as Level 2 fair value. Debt and equity securities and financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2020	2019	2018

Debt and equity securities	$(74)	110	2
Debt measured at fair value (a)	(114)	(584)	130
Change in fair value of bond hedges (b)	(127)	215	(94)
Other derivatives	(87)	(56)	2
	$(402)	(315)	40
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a gain of $148 million, loss of $16 million and gain of $41 million for the years ended December 31, 2020, 2019 and 2018, respectively, and the cumulative change was a gain of $175 million as of December 31, 2020.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the convertible notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the convertible notes and the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(7)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2020, and the carrying amount at December 31, 2019:

	December 31, 2020			December 31, 2019
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	33%	$5,118	$163	NA
Sirius XM Canada	70%	$ NA	643	636
Other			80	8
Total Liberty SiriusXM Group			886	644

Braves Group
Other	NA	NA	94	99
Total Braves Group			94	99

Formula One Group
Live Nation (a)			NA	746
Other	various	NA	38	136
Total Formula One Group			38	882
Consolidated Liberty			$1,018	1,625
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to the Live Nation Margin Loan as of December 31, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(465)	NA	NA
Sirius XM Canada	5	(3)	(1)
Other	(24)	(21)	(10)
Total Liberty SiriusXM Group	(484)	(24)	(11)

Braves Group
Other	6	18	12
Total Braves Group	6	18	12

Formula One Group
Live Nation (a)	(112)	4	3
Other	4	8	14
Total Formula One Group	(108)	12	17
Consolidated Liberty	$(586)	6	18
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Canada

As of December 31, 2020, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada’s economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $123 million as of December 31, 2020. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios.

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

Sirius XM Holdings had approximately $20 million and $22 million in related party current assets as of December 31, 2020 and 2019, respectively. At December 31, 2019, Sirius XM Holdings had approximately $4 million in related party liabilities, which are recorded in other current liabilities in the consolidated balance sheet. Sirius XM Holdings recorded approximately $97 million, $98 million and $97 million in revenue for the years ended December 31, 2020, 2019 and 2018, respectively, associated with these various agreements. Sirius XM Canada paid dividends to Sirius XM Holdings of $2 million during each of the years ended December 31, 2020, 2019 and 2018.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $55 million and $40 million during years ended December 31, 2020, and 2019, respectively.  Sirius XM Holdings also had related party liabilities of $24 million as of December 31, 2020 related to this agreement.

(8)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2019	$14,250	3,956	180	18,386
Acquisitions (a)	1,553	—	—	1,553
Balance at December 31, 2019	15,803	3,956	180	19,939
Acquisitions (b)	235	—	—	235
Impairments	(956)	—	—	(956)
Balance at December 31, 2020	$15,082	3,956	180	19,218
(a)	See note 5 for details regarding Sirius XM Holdings’ acquisition of Pandora.
(b)	See note 5 for details regarding SiriusXM Holdings’ acquisitions of Simplecast and Stitcher.

Other Intangible Assets Not Subject to Amortization

Other intangible assets not subject to amortization, not separately disclosed, are trademarks ($1,242 million and $1,262 million) at December 31, 2020 and 2019 and franchise rights owned by Braves Holdings ($143 million) as of December 31, 2020 and 2019. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. Sirius XM Holdings’ Federal Communications Commission (“FCC”) licenses for its Sirius satellites expire in 2022 and 2025 and the FCC licenses for its XM satellites expire in 2021, 2022 and 2026. Prior to expiration, Sirius XM Holdings is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes Sirius XM Holdings to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(742)	2,888	3,630	(543)	3,087
Customer relationships	3,053	(1,389)	1,664	3,086	(1,123)	1,963
Licensing agreements	355	(221)	134	316	(185)	131
Other	1,748	(1,056)	692	1,636	(877)	759
Total	$8,786	(3,408)	5,378	8,668	(2,728)	5,940

The FIA Agreement is amortized over 35 years, customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $815 million, $790 million and $654 million for the years ended December 31, 2020, 2019 and 2018, respectively. Based on its amortizable intangible assets as of December 31, 2020, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2021	$767
2022	$726
2023	$581
2024	$398
2025	$345

Impairments

Due to an increase in projected costs related to royalty rates from streaming, increasing uncertainty surrounding the projected demand for advertising and a decrease in listening hours, impairment losses of $956 million and $20 million were recorded during the year ended December 31, 2020 related to Pandora’s goodwill and trademark, respectively. The fair value of the Pandora reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The discounted cash flow model relies on making assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, expected growth in profitability and discount rate.  Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on current market observations. As of December 31, 2020, accumulated goodwill impairment losses for Liberty totaled $956 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(9)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2020	2020	2019
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	$1,000	1,251	NA
2.125% Exchangeable Senior Debentures due 2048 (1)	400	418	423
2.25% Exchangeable Senior Debentures due 2048 (1)	385	475	NA
2.75% Exchangeable Senior Debentures due 2049 (1)	604	628	632
0.5% Exchangeable Senior Debentures due 2050 (1)	920	982	NA
Sirius XM Holdings Margin Loan	750	750	350
Live Nation Margin Loan	—	—	NA
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	1,000	997	995
Sirius XM 4.625% Senior Notes due 2023	—	—	498
Sirius XM 4.625% Senior Notes due 2024	1,500	1,488	1,485
Sirius XM 5.375% Senior Notes due 2025	—	—	993
Sirius XM 5.375% Senior Notes due 2026	1,000	993	992
Sirius XM 5.0% Senior Notes due 2027	1,500	1,490	1,488
Sirius XM 5.50% Senior Notes due 2029	1,250	1,237	1,236
Sirius XM 4.125% Senior Notes due 2030	1,500	1,484	—
Pandora 1.75% Convertible Senior Notes due 2020	—	—	1
Pandora 1.75% Convertible Senior Notes due 2023	193	170	163
Sirius XM Senior Secured Revolving Credit Facility	649	649	—
Deferred financing costs		(12)	(11)
Total Liberty SiriusXM Group	12,651	13,000	9,245
Braves Group
Subsidiary notes and loans:
Notes and loans	674	674	559
Deferred financing costs		(4)	(5)
Total Braves Group	674	670	554
Formula One Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	NA	NA	1,322
1% Cash Convertible Notes due 2023 (1)	450	582	585
2.25% Exchangeable Senior Debentures due 2046 (1)	203	209	257
2.25% Exchangeable Senior Debentures due 2048 (1)	NA	NA	459
Live Nation Margin Loan	NA	NA	130
Other	74	74	32
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,904	2,907
Deferred financing costs		(10)	(15)
Total Formula One Group	3,629	3,759	5,677
Total debt	$16,954	17,429	15,476
Less debt classified as current		(743)	(60)
Total long-term debt		$16,686	15,416

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013 Liberty issued $1 billion aggregate principal amount of Convertible Notes. The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities.

Since the date of issuance, the conversion adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of December 31, 2020.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. As of December 31, 2020, the Convertible Notes are classified as a long term liability in the consolidated balance sheets, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. As of December 31, 2020, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. As of December 31, 2020, the basket price of the securities underlying the Bond Hedge Transaction was $56.09 per share. The bond hedge expires on October 15, 2023 and is included in other assets as of December 31, 2020 and 2019 in the accompanying consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments, in the accompanying consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. As of December 31, 2020, the warrants covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of December 31, 2020. As of December 31, 2020, the basket price of the securities underlying the warrants was $56.09 per share. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

1% Cash Convertible Notes due 2023

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

Upon an exchange of debentures, Liberty, at its option, may deliver AT&T common stock, cash or a combination of AT&T common stock and cash. The number of shares of AT&T common stock attributable to a debenture represents an initial exchange price of approximately $35.35 per share. A total of approximately 6.11 million shares of AT&T common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2016. The debentures may be redeemed by Liberty, in whole or in part, on or after October 5, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on October 5, 2021. Accordingly, the debentures are classified as a current liability in the consolidated balance sheet as of December 31, 2020. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest.

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

December 31, 2020, 2019 and 2018

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

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2021. Accordingly, the debentures are classified as a current liability in the consolidated balance sheets as of December 31, 2020. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

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

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. A total of approximately 10 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2021. The debentures may be redeemed by Liberty, in whole or in part, on or after September 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

on September 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures, as well as the associated cash proceeds, were attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Margin Loans

Sirius XM Holdings Margin Loan

On April 30, 2013, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, entered into a margin loan agreement. Shares of common stock of certain of the Company’s equity affiliates and investments in equity securities were pledged as collateral pursuant to this agreement. During October 2014, Siri MarginCo refinanced this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $750 million undrawn line of credit. Interest on the term loan was payable on the first business day of each calendar quarter, and interest was payable on the amounts outstanding under the revolving line of credit on the last day of the interest period applicable to the borrowing of which such loan was a part.

During October 2015, Siri MarginCo amended this margin loan arrangement for a similar financial instrument with a $250 million term loan and a $1 billion undrawn line of credit. As of December 31, 2015, shares of Sirius XM Holdings and Live Nation were pledged as collateral pursuant to this agreement. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus and applicable spread between 1.75% and 2.25% (based on the value of collateral) with the undrawn portion carrying a fee of 0.75%. Other terms of the agreement were substantially similar to the previous arrangement.

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

During March 2019, Siri MarginCo amended this margin loan agreement, extending the maturity to March 2021. The $600 million delayed draw term loan was available until March 2020. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 3.99% per annum at December 31, 2019. As of December 31, 2019, availability under the margin loan was $1,000 million.

In March 2020, Siri MarginCo amended this margin loan agreement, extending the maturity to March 2022. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.30% per annum at December 31, 2020. As of December 31, 2020, availability under the Sirius XM Holdings Margin Loan was $600 million. As of December 31, 2020, 1,000 million shares of the Company’s Sirius XM Holdings common stock with a value of $6,370 million were pledged as collateral to the margin loan. The

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan and any drawn portion of the revolver will carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Other terms of the agreement were substantially similar to the previous arrangement.

Live Nation Margin Loan

On November 8, 2016, LMC LYV, LLC, a wholly-owned subsidiary of Liberty, entered into a margin loan agreement with an available borrowing capacity of $500 million with various financial institutions. This margin loan bore interest at a rate of LIBOR plus 2.25% and contained an undrawn commitment fee of 0.75% per annum. On January 20, 2017, LMC LYV, LLC drew $350 million under the margin loan. On December 12, 2017, the margin loan agreement was amended, decreasing the interest rate to LIBOR plus 1.90% and the undrawn commitment fee to 0.60% per annum. On December 10, 2018, the margin loan agreement was amended, increasing the borrowing capacity to $600 million, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. On November 9, 2020, the margin loan was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. Interest on the margin loan is payable on the last business day of each calendar quarter. As of December 31, 2020, availability under the margin loan was $200 million. As of December 31, 2020, 9.0 million shares of the Company’s Live Nation common stock with a value of $659 million were pledged as collateral to the loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Sirius XM Holdings Senior Notes and Senior Secured Revolving Credit Facility

Sirius XM 4.625% Senior Notes due 2023

In May 2013, Sirius XM Holdings issued $500 million of Senior Notes due 2023 (the “4.625% Senior Notes due 2023”). Interest on the notes was payable semi-annually in arrears on May 15 and November 15 of each year at an annual rate of 4.625%. In July 2020, Sirius XM Holdings redeemed the $500 million aggregate principal amount of the 4.625% Senior Notes due 2023 for $507 million.

Sirius XM 3.875% Senior Notes due 2022 and 5.00% Senior Notes due 2027

In July 2017, Sirius XM Holdings issued $1.0 billion aggregate principal amount of 3.875% Senior Notes due 2022 (the “3.875% Notes”) and $1.5 billion aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). For both series of notes, interest is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 3.875% Notes will mature on August 1, 2022 and the 5.00% Notes will mature on August 1, 2027. The 3.875% Notes and the 5.00% notes are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Sirius XM 4.625% Senior Notes due 2024

In July 2019, Sirius XM Holdings issued $1.5 billion aggregate principal amount of 4.625% Senior Notes due 2024 (the “4.625% Senior Notes due 2024”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year at an annual rate of 4.625%. The 4.625% Senior Notes due 2024 will mature on July 15, 2024 and are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

Sirius XM 5.375% Senior Notes due 2025

In March 2015, Sirius XM Holdings issued $1.0 billion aggregate principal amount of 5.375% Senior Notes due 2025 (the “5.375% Senior Notes due 2025”). Interest was payable semi-annually in arrears on April 15 and October 15 at an annual rate of 5.375%. In July 2020, Sirius XM Holdings redeemed the $1.0 billion aggregate principal amount of the 5.375% Senior Notes due 2025 for $1,039 million.

Sirius XM 5.375% Senior Notes due 2026

In May 2016, Sirius XM Holdings issued $1.0 billion aggregate principal amount of 5.375% Senior Notes due July 2026 (the “5.375% Senior Notes due 2026”). Interest is payable semi-annually in arrears on January 15 and July 15 at an annual rate 5.375%. The 5.375% Senior Notes due 2026 will mature on July 15, 2026 and are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

Sirius XM 5.50% Senior Notes due 2029

In June 2019, Sirius XM Holdings issued $1.25 billion aggregate principal amount of 5.50% Senior Notes due 2029 (the “5.50% Notes”). Interest is payable semi-annually in arrears on January 1 and July 1 of each year at an annual rate of 5.50%. The 5.50% Notes will mature on July 1, 2029 and are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

Sirius XM 4.125% Senior Notes due 2030

In June 2020, Sirius XM Holdings issued $1.5 billion aggregate principal amount of 4.125% Senior Notes due 2030 (the “4.125% Notes”). Interest is payable semi-annually in arrears on January 1 and July 1 of each year at an annual rate of 4.125%. The 4.125% Notes will mature on July 1, 2030 and are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes. Sirius XM Holdings used the net proceeds from the offering to redeem all of its 4.625% Senior Notes due 2023 and 5.375% Senior Notes Due 2025 in July 2020.

Pandora 1.75% Convertible Senior Notes due 2020

Sirius XM Holdings acquired $152 million principal amount of the 1.75% Convertible Senior Notes due 2020 as part of the Pandora acquisition. On February 14, 2019, Pandora announced a tender offer to repurchase for cash any and all of its outstanding 1.75% Convertible Senior Notes due 2020 at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to, but not including, the repurchase date.  On March 18, 2019, Sirius XM Holdings purchased $151 million principal amount of the 1.75% Convertible Senior Notes due 2020. On December 1, 2020, the 1.75% Convertible Senior Notes due 2020 were redeemed at their stated maturity.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Pandora 1.75% Convertible Senior Notes due 2023

Sirius XM Holdings acquired $193 million principal amount of the 1.75% Convertible Senior Notes due 2023 (the “Pandora Notes due 2023”) as part of the Pandora acquisition. Sirius XM Holdings allocates the principal amount of the Pandora Notes due 2023 between the liability and equity components. The value assigned to the debt components of the Pandora Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to noncontrolling interest in equity of subsidiaries and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Pandora Notes due 2023 over the carrying amount of the liability component is recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. As of December 31, 2020, the conversion rate applicable to the Pandora Notes due 2023 was 151.9533 shares of Sirius XM Holdings’ common stock per one thousand principal amount of the Pandora Notes due 2023 plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora Notes due 2023.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings’ assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility as of December 31, 2020 bore interest at a rate of 1.89% per annum. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% as of December 31, 2020 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,100 million as of December 31, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Braves Holdings Notes and Loans

In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing a Major League Baseball facility and development of a mixed-use complex adjacent to the ballpark. Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of December 31, 2020
	December 31,	December 31,	Borrowing	Weighted avg	Maturity
	2020	2019	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$115	45	185	1.51%	various
Ballpark funding
Term loan	46	49	NA	1.77%	August 2021
Senior secured note	184	190	NA	3.77%	September 2041
Floating rate notes	60	65	NA	1.92%	September 2029
Mixed-use credit facilities and loans	239	180	307	3.38%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$674	559

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

On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, which in combination with leverage reduction, resulted in an applicable interest rate of LIBOR plus 2.0% per annum prior to June 30, 2020. The subsequent increase in leverage as a result of the impact of COVID-19 on Formula 1 resulted in an increase to the maximum level on the pricing grid, LIBOR plus 2.5% per annum. The revolving credit facility matures on

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of December 31, 2020, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of December 31, 2020. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of December 31, 2020, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio, debt yield ratio, capital expenditures and liquidity. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. As of December 31, 2020, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings were in compliance with all debt covenants. Pursuant to an amendment to the Senior Loan Facility on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ended March 31, 2022, in which case the relevant additional conditions will cease to apply. Pursuant to an amendment to Braves Holdings’ $85 million credit facility on August 20, 2020, the fixed charge coverage ratio does not apply until the quarter ending March 31, 2022, subject to certain conditions, including the maintenance of minimum liquidity thresholds throughout the waiver period and certain other restrictions. Braves Holdings could recommence the requirement to comply with the fixed charge coverage ratio beginning with the quarter ending December 31, 2021, in which case the relevant additional conditions will cease to apply. In addition, on August 20, 2020, Braves Holdings amended the debt agreements related to its ballpark funding, waiving the debt service coverage covenant until the quarter ending September 30, 2021, subject to certain conditions, including the maintenance of a minimum liquidity threshold, the increase in debt service reserves and certain other conditions. On January 29, 2021, Braves Holdings amended one of the debt agreements of the mixed-use loans, waiving the debt yield ratio until the quarter ending June 30, 2021. Additionally, the calculation of the debt yield has been modified from June 30, 2021 through the quarter ending December 31, 2021, subject to certain other conditions.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities is as follows (amounts in millions):

December 31,
2020
Sirius XM 3.875% Senior Notes due 2022	$1,011
Sirius XM 4.625% Senior Notes due 2024	$1,553
Sirius XM 5.375% Senior Notes due 2026	$1,043
Sirius XM 5.0% Senior Notes due 2027	$1,584
Sirius XM 5.50% Senior Notes due 2029	$1,370
Sirius XM 4.125% Senior Notes due 2030	$1,584
Pandora 1.75% Senior Notes due 2023	$216

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2020.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2021	$69
2022	$1,872
2023	$2,461
2024	$4,460
2025	$117

(10)  Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (“ASC 842”) and elected the transition method that allows for a cumulative-effect adjustment in the period of adoption.  ASC 842 requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

We elected certain of the available transition practical expedients, including those that permit us to not reassess (1) whether any expired or existing contracts are leases or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases as of the effective date. We elected the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases. In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single component and will not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

The Company and its subsidiaries lease a baseball stadium and facilities, business offices, satellite transponders and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease.

Our leases have remaining lease terms of 1 year to 39 years, some of which may include the option to extend for up to 10 years, and some of which include options to terminate the leases within 1 year.

Braves Holdings’ baseball stadium was historically accounted for as a financing obligation under the build-to-suit lease guidance. The transition guidance for a build-to-suit lease arrangement requires the lessee to derecognize the assets and liabilities that were recognized solely as a result of a transaction’s build-to-suit designation under the previous accounting guidance, with any difference recorded as an adjustment to equity as of the adoption date. Braves Holdings then applied the general lessee guidance under ASC 842 to the baseball stadium lease, including classifying it as a finance lease, and recorded a right-of-use asset and lease liability on the balance sheet, which has been initially measured at the present value of the remaining lease payments over the lease term.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The components of lease expense during the years ended December 31, 2020 and 2019 were as follows:

	Years ended December 31,
	2020	2019

	in millions
Finance lease cost
Depreciation of leased assets	$35	37
Interest on lease liabilities	6	6
Total finance lease cost	41	43
Operating lease cost	93	89
Sublease income	(2)	(3)
Total lease cost	$132	129

Prior to the adoption of ASC 842, rental expense under lease agreements amounted to $64 million for the year ended December 31, 2018.

The remaining weighted-average lease term and the weighted average discount rate were as follows:

	2020	2019
Weighted-average remaining lease term (years):
Finance leases	28.3	29.7
Operating leases	9.2	9.2
Weighted-average discount rate:
Finance leases	4.6%	4.6%
Operating leases	5.2%	5.2%

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019

	in millions
Operating leases:
Operating lease right-of-use assets (1)	$465	510

Current operating lease liabilities (2)	$54	53
Operating lease liabilities (3)	453	495
Total operating lease liabilities	$507	548

Finance Leases:
Property and equipment, at cost	$477	473
Accumulated depreciation	(118)	(89)
Property and equipment, net	$359	384

Current finance lease liabilities (2)	$6	4
Finance lease liabilities (3)	116	119
Total finance lease liabilities	$122	123
(1)	Included in Other assets in the consolidated balance sheet
(2)	Included in Other current liabilities in the consolidated balance sheet
(3)	Included in Other liabilities in the consolidated balance sheet

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2020	2019

	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87	79
Financing cash flows from finance leases	$6	8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8	83

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2020 consisted of the following:

	Finance leases	Operating leases

	in millions
2021	$11	78
2022	11	80
2023	9	75
2024	9	66
2025	9	66
Thereafter	153	272
Total lease payments	202	637
Less: implied interest	80	130
Present value of lease liabilities	$122	507

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(11)  Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Current:
Federal	$13	(1)	(14)
State and local	(62)	(24)	13
Foreign	(2)	(21)	(8)
	(51)	(46)	(9)
Deferred:
Federal	12	(139)	(228)
State and local	(1)	(20)	(2)
Foreign	84	39	63
	95	(120)	(167)
Income tax benefit (expense)	$44	(166)	(176)

The following table presents a summary of our domestic and foreign earnings (loss) before income taxes:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Domestic	$(969)	583	1,140
Foreign	(466)	(70)	(99)
Total	$(1,435)	513	1,041

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Expected income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 as a result of the following:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Computed expected tax benefit (expense)	$301	(108)	(219)
State and local income taxes, net of federal income taxes	(42)	(41)	18
Foreign income taxes, net of federal income taxes	20	26	22
Taxable dividends, net of dividends received deductions	(12)	(10)	(27)
Federal tax credits	24	26	30
Change in valuation allowance affecting tax expense	(69)	(40)	(62)
Change in tax rate	30	(48)	1
Settlements with tax authorities	—	—	43
Deductible stock-based compensation	14	71	38
Non-deductible executive compensation	(17)	(22)	(7)
Impairment of nondeductible goodwill	(194)	—	—
Other, net	(11)	(20)	(13)
Income tax benefit (expense)	$44	(166)	(176)

For the year ended December 31, 2020, the significant reconciling items, as noted in the table above, are additional tax expense related to an impairment loss on goodwill that is not deductible for tax purposes and an increase in the Company’s valuation allowance, partially offset by tax benefits related to changes in the Company’s effective tax rate and federal tax credits.

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

December 31, 2020, 2019 and 2018

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2020	2019

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$1,436	1,510
Accrued stock compensation	107	106
Other accrued liabilities	217	240
Deferred revenue	55	74
Discount on debt	25	45
Investments	107	—
Other future deductible amounts	24	31
Deferred tax assets	1,971	2,006
Valuation allowance	(293)	(216)
Net deferred tax assets	1,678	1,790
Deferred tax liabilities:
Investments	—	90
Fixed assets	448	458
Intangible assets	2,830	2,912
Deferred tax liabilities	3,278	3,460
Net deferred tax liabilities	$1,600	1,670

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

During the year ended December 31, 2020, there was a $69 million increase in the Company’s valuation allowance that affected tax expense and an $8 million increase that affected equity.

At December 31, 2020, the Company had a deferred tax asset of $1,436 million for federal, state and foreign net operating losses (“NOLs”), interest expense carryforwards and tax credit carryforwards. Of this amount, $745 million is recorded at the Sirius XM Holdings level. If not utilized to reduce income tax liabilities at Sirius XM Holdings in future periods, these loss carryforwards and tax credits will expire on various dates through 2040. The Company has $61 million of federal NOLs, $97 million of federal interest expense carryforwards, $300 million of foreign NOLs and $214 million of foreign interest expense carryforwards that may be carried forward indefinitely. The remaining $19 million of carryforwards expire at certain future dates. These carryforwards are expected to be utilized in future periods, except for $293 million of NOLs, interest expense carryforwards and tax credit carryforwards which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018

	amounts in millions
Balance at beginning of year	$405	387	365
Reductions for tax positions of prior years	(7)	(13)	(27)
Increase in tax positions for current year	20	12	15
Increase in tax positions from prior years	14	1	65
Settlements with tax authorities	—	—	(31)
Increase in tax positions from acquisition	—	18	—
Balance at end of year	$432	405	387

As of December 31, 2020, the Company had unrecognized tax benefits and uncertain tax positions of $432 million. If such tax benefits were to be recognized for financial statement purposes, approximately $310 million dollars would be reflected in the Company’s tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2020 will significantly increase or decrease during the twelve-month period ending December 31, 2020; however, various events could cause our current expectations to change in the future. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2020, the Company’s tax years prior to 2017 are closed for federal income tax purposes, and the IRS has completed its examination of the Company’s 2017 and 2018 tax years. The Company’s 2019 and 2020 tax years are being examined currently as part of the IRS’s Compliance Assurance Process program. Various states are currently examining the Company’s prior years’ state income tax returns. Sirius XM Holdings, which does not consolidate with Liberty for income tax purposes, has certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2020, the Company had less than $1 million dollars in accrued interest and penalties recorded related to uncertain tax positions.

On February 1, 2021, the Company entered into a tax sharing agreement with Sirius XM Holdings governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated by the Company with a special committee of SiriusXM Holdings’ board of directors, all of whom are independent of the Company, and approved by the executive committee of the Company’s board of directors.

Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of December 31, 2020, the Company beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of Sirius XM Holdings’ common stock.  The Company expects that it could beneficially own, directly and indirectly, over 80% of the outstanding shares of Sirius XM Holdings’ common stock at some time in 2021, and the Company and Sirius XM Holdings would then become members of the same consolidated tax group.  Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis. The tax sharing agreement contains provisions that the Company believes are customary for tax sharing agreements between members of a consolidated group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(12)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty’s board of directors. As of December 31, 2020, no shares of preferred stock were issued.

Common Stock

As discussed in note 2, on April 15, 2016, the Company completed the Recapitalization of its common stock into three new tracking stock groups, one designated as the Liberty SiriusXM common stock, one designated as the Liberty Braves common stock and one designated as the Liberty Media common stock. The Liberty Media common stock was renamed the Liberty Formula One common stock on January 24, 2017.

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

During the year ended December 31, 2020, the Company repurchased 4.0 million shares of Series A Liberty SiriusXM common stock for aggregate cash consideration of $174 million and 3.8 million shares of Series C Liberty SiriusXM common stock for aggregate cash consideration of $144 million under the authorized repurchase program. All

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. There were no repurchases of Series A Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the year ended December 31, 2020.

Dividends Declared by Subsidiary

During the year ended December 31, 2018, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $201 million, of which Liberty received $143 million.

During the year ended December 31, 2019, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $226 million, of which Liberty received $157 million.

During the year ended December 31, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $237 million, of which Liberty received $173 million. Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.058564 per share of common stock. On January 28, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock, payable on February 26, 2021 to stockholders of record at the close of business on February 10, 2021.

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

The CEO Arrangement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an annual base salary of $3 million (with no contracted increase),  a one-time cash commitment bonus of $5 million (paid in December 2019) and an annual target cash performance bonus of $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s Compensation Committee), upfront equity awards and annual equity awards (as described below).

The CEO was entitled to receive term equity awards with an aggregate grant date fair value of $90 million (the “Upfront Awards”) which were granted in two equal tranches. The first tranche consisted of time-vested stock options from each of Liberty, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested restricted stock units from Liberty TripAdvisor (collectively, the “2019 term awards”) that vest, in each case, on December 31, 2023 (except Liberty TripAdvisor’s award of time-vested restricted stock units, which vests on December 15, 2023), subject to the CEO’s continued employment, except under certain circumstances. Liberty’s portion of the 2019 term awards, granted in December 2019, had an aggregate grant date fair value of $19,800,000 and consisted of stock options to purchase 927,334

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Series C Liberty SiriusXM common stock (“LSXMK”) shares, 313,342 Series C Liberty Braves (“BATRK”) shares and 588,954 Series C Formula One common stock (“FWONK”) shares, with exercise prices of $47.11, $29.10 and $43.85, respectively. The second tranche of the Upfront Awards consisted of time-vested stock options from each of Liberty, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested restricted stock units from Liberty TripAdvisor (collectively, the “2020 term awards”) that vest, in each case, on December 31, 2024 (except Liberty TripAdvisor’s award of time-vested restricted stock units, which vests on December 7, 2024), subject to the CEO’s continued employment, except under certain circumstances.  Liberty’s portion of the 2020 term awards, granted in December 2020, had an aggregate grant date fair value of $19,107,000 and consisted of stock options to purchase 665,140 LSXMK shares, 352,224 BATRK shares and 544,508 FWONK shares, with exercise prices of $42.13, $26.36 and $43.01, respectively.

Beginning in 2020, the CEO received annual equity award grants with an annual aggregate grant date fair value of $17.5 million, consisting of time-vested options and/or performance-based restricted stock units. The CEO elected the portions of his annual equity awards that he desired to be issued in the form of options, performance-based RSUs or a combination of both. The annual equity awards were allocated across Liberty and each of the Service Companies. Vesting of any of these annual performance-based RSUs will be subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs. At Liberty, the CEO’s annual equity awards were issued with respect to LSXMK, BATRK and FWONK.

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

(14)  Stock-Based Compensation

Liberty—Incentive Plans

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

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

Liberty—Grants of Stock Options

Awards granted in 2020, 2019 and 2018 are summarized as follows:

	Years ended December 31,
	2020		2019		2018
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	372	$12.12	179	$11.62	33	$11.09
Series C Liberty SiriusXM common stock, Liberty CEO (2)	1,053	$11.03	1,419	$11.23	633	$11.56
Series C Liberty Formula One common stock, Liberty employees and directors (1)	305	$14.29	139	$12.70	21	$8.99
Series C Liberty Formula One common stock, Liberty CEO (2)	791	$12.42	815	$11.67	139	$8.80
Series C Liberty Formula One common stock, Formula 1 employees (3)	1,435	$7.55	2,005	$9.79	1,888	$8.64
Series C Liberty Braves common stock, Liberty employees and directors (1)	146	$7.79	62	$7.33	5	$7.14
Series C Liberty Braves common stock, Liberty CEO (2)	489	$7.26	320	$7.36	46	$6.44
Series C Liberty Braves common stock, Braves employees (4)	1,585	$8.52	—	$—	—	$—
(1)	Mainly vests between two and five years for employees and in one year for directors.
(2)	Grants made in March 2020 cliff vested in December 2020, and grants made in December 2020 in connection with the CEO’s new employment agreement cliff vest in December 2024. Grants made in March 2019 mainly cliff vested in December 2019, and grants made in December 2019 in connection with the CEO’s new employment agreement cliff vest in December 2023. See discussion in note 13 regarding the new compensation agreement with the Company’s CEO. Grants in 2018 vested in December 2018.
(3)	Vest monthly over one year.
(4)	Vest 50% in each of December 2022 and December 2023.

In addition to the stock option grants to the Liberty CEO, and in connection with his employment agreement, the Company granted time-based and performance-based RSUs. During the year ended December 31, 2020, the Company granted 9 thousand, 7 thousand and 3 thousand time-based RSUs of Series C common stock of Liberty SiriusXM, Liberty Formula One and Liberty Braves, respectively, to our CEO.  The RSUs had a GDFV of $33.11, $24.68 and $18.17 per

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

share, respectively, and cliff vested on December 10, 2020. These RSU grants were issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19. During the year ended December 31, 2019, the Company granted 12 thousand and 2 thousand time-based RSUs of Series C Liberty Formula One common stock and Series C Liberty Braves common stock, respectively. Such RSUs had a GDFV of $33.94 per share and $27.73 per share, respectively, at the time they were granted and cliff vested on March 11, 2019.  During the years ended December 31, 2019 and 2018, the Company granted 60 thousand and 86 thousand performance-based RSUs, respectively, of Series C Liberty Formula One common stock. Such RSUs had a GDFV of $33.94 per share and $31.99 per share, respectively. During the years ended December 31, 2019 and 2018, the Company granted 38 thousand and 12 thousand performance-based RSUs, respectively, of Series C Liberty Braves common stock. Such RSUs had a GDFV of $27.73 per share and $23.34 per share, respectively. The 2019 and 2018 performance-based RSUs cliff vested one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of Series A or Series B Liberty SiriusXM, Liberty Formula One or Liberty Braves common stock during the year ended December 31, 2020.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2020, 2019 and 2018, the range of expected terms was 5.3 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2020, 2019 and 2018 grants.

	Volatility
2020 grants
Liberty options	21.8%	-	37.2%
2019 grants
Liberty options	21.8%	-	27.5%
2018 grants
Liberty options	23.5%	-	26.0%

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

Liberty SiriusXM

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2020	9,817	$33.90
Granted	1,425	$41.26
Exercised	(372)	$31.10
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2020	10,870	$34.96	3.2	years	$97
Exercisable at December 31, 2020	8,705	$32.62	2.4	years	$95

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2020	8,284	$31.16
Granted	2,531	$33.35
Exercised	(424)	$29.06
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2020	10,391	$31.78	4.5	years	$114
Exercisable at December 31, 2020	8,113	$29.84	4.0	years	$104

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2020	1,267	$21.82
Granted	2,220	$26.48
Exercised	(12)	$17.10
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2020	3,475	$24.81	5.6	years	$6
Exercisable at December 31, 2020	1,012	$19.02	2.7	years	$6

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Activity related to options to purchase Series A Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Braves common stock was not material during 2020.

There were no outstanding Series B options to purchase shares of Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during 2020.

As of December 31, 2020, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $56 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.0 years.

As of December 31, 2020, 10.9 million, 10.4 million and 3.5 million shares of Series A and Series C Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock Awards.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2020, 2019 and 2018 was $8 million, $163 million and $22 million, respectively.

Liberty—Restricted Stock and Restricted Stock Units

The Company had approximately 77 thousand, 76 thousand and 204 thousand unvested RSAs and RSUs of Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2020. These Series A and Series C unvested RSAs and RSUs of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Braves common stock had a weighted average GDFV of $35.81, $32.81 and $25.75 per share, respectively.

The aggregate fair value of all RSAs and RSUs of Liberty common stock that vested during the years ended December 31, 2020, 2019 and 2018 was $45 million, $17 million and $9 million, respectively.

Sirius XM Holdings—Stock-based Compensation

During the years ended December 31, 2020, 2019 and 2018, Sirius XM Holdings granted various types of stock awards to its employees and members of its board of directors. Stock-based awards are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Sirius XM Holdings calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of Sirius XM Holdings’ option grants during 2020, 2019 and 2018 was 28%, 26% and 23%, respectively. During the year ended December 31, 2020, Sirius XM Holdings granted approximately 11 million stock options with a weighted-average exercise price of $6.87 per share and a grant date fair value of $1.46 per share. As of December 31, 2020, Sirius XM Holdings has approximately 184 million options outstanding of which approximately 147 million are exercisable, each with a weighted-average exercise price per share of $4.73 and $4.31, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $318 million and $309 million, respectively. During the year ended December 31, 2020, Sirius XM Holdings granted approximately 37 million RSUs and PRSUs with a grant date fair value of $6.14 per share. The stock-based compensation related to Sirius

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

XM Holdings stock options and restricted stock awards was $223 million, $229 million and $133 million for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, the acquisition costs recognized by Sirius XM Holdings during the year ended December 31, 2019 includes $21 million of stock-based compensation. As of December 31, 2020, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options was $385 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.6 years.

(15)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $30 million, $19 million and $20 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

(16)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on debt and equity securities and Liberty’s share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI

	amounts in millions
Balance at January 1, 2018	$(12)	(6)	(17)	(35)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(3)	(24)	22	(5)
Cumulative adjustment for change in accounting principle	—	—	2	2
Balance at December 31, 2018	(15)	(30)	7	(38)
Other comprehensive earnings (loss) attributable to Liberty stockholders	3	13	(11)	5
Balance at December 31, 2019	(12)	(17)	(4)	(33)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(7)	10	108	111
Balance at December 31, 2020	$(19)	(7)	104	78

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2020:
Unrealized holding gains (losses) arising during period	$(9)	2	(7)
Credit risk on fair value debt instruments gains (losses)	149	(32)	117
Foreign currency translation adjustments	4	(1)	3
Other comprehensive earnings	$144	(31)	113
Year ended December 31, 2019:
Unrealized holding gains (losses) arising during period	$4	(1)	3
Credit risk on fair value debt instruments gains (losses)	(17)	4	(13)
Foreign currency translation adjustments	27	(6)	21
Other comprehensive earnings	$14	(3)	11
Year ended December 31, 2018:
Unrealized holding gains (losses) arising during period	$(4)	1	(3)
Credit risk on fair value debt instruments gains (losses)	41	(9)	32
Foreign currency translation adjustments	(56)	12	(44)
Other comprehensive earnings	$(19)	4	(15)

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2020 aggregated $287 million, which is payable as follows: $128 million in 2021, $43 million in 2022, $33 million in 2023, $28 million in 2024, $28 million in 2025 and $27 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Programming, music royalties and other contractual arrangements

Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments. Amounts due under programming and music royalty agreements are payable as follows: $709 million in 2021, $496 million in 2022, $234 million in 2023, $163 million in 2024 and $121 million in 2025. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above. In addition, Sirius XM Holdings has entered into agreements related to certain satellite and transmission costs, sales and marketing costs and in-orbit performance payments to the manufacturer of its satellites. Amounts due under these agreements are payable as follows: $127 million in 2021, $31 million in 2022, $23 million in 2023, $15 million in 2024 and $14 million in 2025.

SXM-7 Satellite

Sirius XM Holdings has entered into agreements for the design, construction and launch of two additional satellites, SXM-7 and SXM-8. On December 13, 2020, SXM-7 was successfully launched. In-orbit testing of SXM-7 began on January 4, 2021.  During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known.

Sirius XM Holdings does not expect its satellite radio service to be impacted by these adverse SXM-7 events.  Sirius XM Holdings’ XM-3 and XM-4 satellites continue to operate and are expected to support its satellite radio service for several years. In addition, the XM-5 satellite remains available as an in-orbit spare.  Construction of the SXM-8 satellite is underway and that satellite is expected to be launched into a geostationary orbit in 2021.

Sirius XM Holdings has procured insurance for SXM-7 and SXM-8 to cover the risks associated with each satellite's launch and first year of in-orbit operation.  The aggregate coverage under those insurance policies with respect to SXM-7 is $225 million. Sirius XM Holdings has notified the underwriters of these policies of a potential claim with respect to SXM-7.  As of December 31, 2020, Sirius XM Holdings has $220 million capitalized in construction in progress related to SXM-7.

Potential Impact of COVID-19

The business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19, and continue to be impacted. These businesses may be required to hold a smaller number of events than originally planned or may not be able to reschedule previously canceled or postponed events. In 2020, the regular baseball season was comprised of 60 games and Formula 1 had 17 Events. In addition, these businesses have been and may continue to be precluded from holding events with fans in attendance for an undetermined period of time, thereby reducing revenue associated with fan attendance. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets, even after the restrictions are lifted. In many cases, the impact of cancelled events, closed venues and reduced attendance will substantially decrease our revenue. Due to these revenue reductions, these businesses have looked to reduce expenses, but may not be able to reduce expenses to the same degree as our decline in revenue, which is expected to adversely affect our results of operations and cash flow.

Litigation

The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. We record a liability when we believe that it is both probable that a liability will be incurred

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

December 31, 2020, 2019 and 2018

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

In October 2020, the District Court denied Pandora’s renewed motion to dismiss the case under California’s anti-SLAPP statute, finding the case no longer qualified for anti-SLAPP due to intervening changes in the law, and denied Pandora’s renewed attempt to end the case.  Alternatively, the District Court ruled that the preemption defense likely did not apply to Flo & Eddie’s claims, in part because the District Court believed that the Music Modernization Act did not apply retroactively.  Pandora promptly appealed the District Court’s decision to the Ninth Circuit, and moved to stay appellate briefing pending the appeal of a related case against Sirius XM.  On January 13, 2021, the Ninth Circuit issued an order granting the stay of appellate proceedings pending the resolution of a related case against Sirius XM.

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

In light of the COVID-19 pandemic, the multi-week hearing before the Copyright Royalty Judges originally scheduled to begin in Washington, DC in March 2020, was postponed and conducted virtually via videoconference between August 4 and September 9, 2020. Subsequent to the hearing, the parties submitted post-trial briefing and reply

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

briefing.  Closing arguments were held in November 2020. The final rates proposed for the 2021-2025 period by Sirius XM, Pandora, and the other webcaster participants are below the existing statutory rates. Specifically, Sirius XM and Pandora proposed rates of $0.0011 per performance for nonsubscription commercial webcasters and $0.0016 per performance for subscription commercial webcasters. SoundExchange proposed increasing the existing statutory rates to $0.0028 per performance for nonsubscription commercial webcasters and $0.0031 per performance for commercial subscription webcasters. Given the delay in the proceeding, the deadline for the CRB to deliver its initial rate determination has been extended to April 15, 2021.

(18)  Information About Liberty’s Operating Segments

The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets and (B) those equity method affiliates whose share of earnings (losses) represent 10% or more of the Company’s annual pre-tax earnings (loss). The segment presentation for prior periods has been conformed to the current period segment presentation.

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews nonfinancial measures such as subscriber growth, churn and penetration.

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

The Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies. The significant accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company’s summary of significant policies.

As of December 31, 2020, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19. Although the Company owns less than 100% of the outstanding shares of Live Nation, 100% of the Live Nation amount are included in the tables below and are subsequently eliminated in order to reconcile the account totals to the Company’s consolidated financial statements. As disclosed in note 2, the Company’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Live Nation’s revenue and Adjusted OIBDA are reflected with the Formula One Group prior to the reattribution and with the Liberty SiriusXM Group following the reattribution.

Performance Measures

	Years ended December 31,
	2020		2019		2018
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$8,040	2,575	7,794	2,453	5,771	2,233
Live Nation	477	(891)	—	—	—	—
Corporate and other	—	(31)	—	(17)	—	(16)
	8,517	1,653	7,794	2,436	5,771	2,217
Eliminate equity method affiliate	(477)	891	—	—	—	—
Total Liberty SiriusXM Group	8,040	2,544	7,794	2,436	5,771	2,217
Braves Group
Corporate and other	178	(53)	476	49	442	88
Total Braves Group	178	(53)	476	49	442	88
Formula One Group
Formula 1	1,145	56	2,022	482	1,827	400
Live Nation	1,384	(125)	11,548	943	10,788	829
Corporate and other	—	(38)	—	(36)	—	(25)
	2,529	(107)	13,570	1,389	12,615	1,204
Eliminate equity method affiliate	(1,384)	125	(11,548)	(943)	(10,788)	(829)
Total Formula One Group	1,145	18	2,022	446	1,827	375
Total	$9,363	2,509	10,292	2,931	8,040	2,680

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Other Information

	December 31, 2020			December 31, 2019
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$30,030	723	350	30,868	644	363
Live Nation	10,589	170	223	—	—	—
Corporate and other	2,051	163	—	553	—	—
	42,670	1,056	573	31,421	644	363
Eliminate equity method affiliate	(10,589)	(170)	(223)	—	—	—
Total Liberty SiriusXM Group	32,081	886	350	31,421	644	363
Braves Group
Corporate and other	1,571	94	81	1,593	99	103
Total Braves Group	1,571	94	81	1,593	99	103
Formula One Group
Formula 1	8,610	—	11	9,031	—	16
Live Nation	—	—	—	10,976	168	366
Corporate and other	2,581	38	10	2,474	882	28
	11,191	38	21	22,481	1,050	410
Eliminate equity method affiliate	—	—	—	(10,976)	(168)	(366)
Total Formula One Group	11,191	38	21	11,505	882	44
Elimination (1)	(839)	—	—	(330)	—	—
Consolidated Liberty	$44,004	1,018	452	44,189	1,625	510
(1)	As of December 31, 2020, this amount is primarily comprised of the call spread between the Formula One Group and the Liberty SiriusXM Group with respect to the Live Nation shares that were reattributed to the Liberty SiriusXM Group and the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as discussed in note 2. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

As of December 31, 2019, this amount is primarily the intergroup interests in the Liberty SiriusXM Group and the Braves Group held by the Formula One Group, as discussed in note 2. The intergroup interests attributable to the Formula One Group are presented as an asset and the intergroup interests attributable to the Liberty SiriusXM Group and the Braves Group are presented as liabilities in the attributed financial statements and the offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Adjusted OIBDA	$2,509	2,931	2,680
Litigation settlements and reserves (note 17)	16	(25)	(69)
Stock-based compensation	(261)	(291)	(192)
Impairment of intangible assets (note 8)	(976)	—	—
Acquisition and restructuring (note 5)	(28)	(84)	(3)
Depreciation and amortization	(1,083)	(1,061)	(905)
Operating income (loss)	177	1,470	1,511
Interest expense	(634)	(657)	(606)
Share of earnings (losses) of affiliates, net	(586)	6	18
Realized and unrealized gains (losses) on financial instruments, net	(402)	(315)	40
Other, net	10	9	78
Earnings (loss) from continuing operations before income taxes	$(1,435)	513	1,041

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
United States	$8,121	8,172	6,112
United Kingdom	1,145	2,022	1,831
Other	97	98	97
	$9,363	10,292	8,040

Long-lived Assets by Geographic Area

	December 31,
	2020	2019

	amounts in millions
United States	$2,221	2,246
United Kingdom	18	16
	$2,239	2,262

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2021:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2021.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on August 6, 2015 (File No. 001-35707)).
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

4.8

Specimen certificate for shares of the Registrant’s Series B Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 28, 2017 (File No. 001-25707)).

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

10.2+

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-35707) (the “2013 10-K”)).

10.3+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the 2013 10-K).
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

10.10

Tax Sharing Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz’s Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

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

10.17

Credit Agreement, dated as of December 5, 2012 among the Sirius XM Radio, Inc. (“Sirius XM Radio”), JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Radio’s Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.18

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

10.19

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

10.20

Amendment No. 3, dated as of June 29, 2018, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on July 3, 2018 (File No. 001-34295)).

10.21

Indenture, dated as of May 23, 2016, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings’ Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295)).

10.22

Indenture, dated as of July 5, 2017, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

10.23

Indenture, dated as of July 5, 2017, among Sirius XM Radio, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

10.24

Share Repurchase Agreement, dated as of October 9, 2013, by and between the Registrant and Sirius XM Radio (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2013 (File No. 001-35707)).

10.25

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

10.26

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10-Q”)).

10.27

Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10-Q).

10.28

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.4 to the 2016 Second Quarter 10-Q).

10.29	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10-Q).

10.30

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10-Q).

10.31	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10-Q).
10.32

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

10.35	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10-Q).
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

10.38+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.39+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.40+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).
10.41

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

10.42

Amended and Restated Shareholders Agreement, dated September 19, 2017, by and among Liberty Media Corporation and the shareholders listed in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2017 (File No. 001-35707)).

10.43+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.44+

Form of 2017 Performance-based Restricted Stock Unit Agreement (FWONK) under the Liberty Media Corporation 2013 Incentive Plan (the “2013 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-35707) (the “2017 Third Quarter 10-Q”)).

10.45+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10-Q).
10.46+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10-Q).
10.47+

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2013 Incentive Plan and the 2017 Omnibus Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.5 to the 2017 Third Quarter 10-Q).

10.48+	Form of 2017 Time-vesting Restricted Stock Unit Agreement under the 2017 Omnibus Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.6 to the 2017 Third Quarter 10-Q).
10.49

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).

10.50+

Amendment, dated March 12, 2018, of certain Liberty Media Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

10.51

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-35707)).

10.52+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707) (the “2019 8-K”)).

10.53+

Form of Annual Option Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the 2019 8-K).

10.54+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the 2019 8-K).

10.55+	Form of Upfront Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2019 8-K).
10.56+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc (incorporated by reference to Exhibit 10.63 to the 2019 10-K).

10.57+	Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers.*
10.58+	Form of Restricted Stock Units Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*
10.59+	Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*
21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
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

LIBERTY MEDIA CORPORATION

Date: February 26, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 26, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 26, 2021
John C. Malone

/s/ Gregory B. Maffei	Director, President and Chief Executive Officer	February 26, 2021
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	February 26, 2021
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Director	February 26, 2021
Robert R. Bennett

/s/ Brian Deevy	Director	February 26, 2021
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 26, 2021
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 26, 2021
Evan D. Malone

/s/ David E. Rapley	Director	February 26, 2021
David E. Rapley

/s/ Larry E. Romrell	Director	February 26, 2021
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 26, 2021
Andrea L. Wong