Form 10-Q
period 2021-03-31
Liberty Media Corp
filed 2021-05-07
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2021 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,336,294	9,802,232	227,428,596
Liberty Braves common stock	10,312,954	981,494	40,971,743
Liberty Formula One common stock	25,836,549	2,445,895	203,573,428

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2021	December 31, 2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,994	2,831
Trade and other receivables, net	777	823
Other current assets	432	376
Total current assets	4,203	4,030
Investments in affiliates, accounted for using the equity method (note 6)	943	1,018

Property and equipment, at cost	3,850	4,017
Accumulated depreciation	(1,840)	(1,778)
	2,010	2,239
Intangible assets not subject to amortization (note 7):
Goodwill	19,224	19,218
FCC licenses	8,600	8,600
Other	1,385	1,385
	29,209	29,203
Intangible assets subject to amortization, net (note 7)	5,232	5,378
Other assets	2,868	2,136
Total assets	$44,465	44,004

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,347	1,583
Current portion of debt, including $720 million and $684 million measured at fair value, respectively (note 8)	778	743
Deferred revenue	2,283	2,070
Other current liabilities	128	94
Total current liabilities	4,536	4,490
Long-term debt, including $3,998 million and $3,861 million measured at fair value, respectively (note 8)	17,330	16,686
Deferred income tax liabilities	2,043	2,126
Other liabilities	1,083	1,101
Total liabilities	24,992	24,403

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2021	December 31, 2020

	amounts in millions,
	except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 9)	575	—

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,816,785 shares at March 31, 2021 and 99,383,666 shares at December 31, 2020 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,312,954 shares at March 31, 2021 and 10,312,670 shares at December 31, 2020 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,836,549 shares at March 31, 2021 and 25,835,838 shares at December 31, 2020 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at March 31, 2021 and 9,802,237 at December 31, 2020 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,494 shares at March 31, 2021 and 981,778 at December 31, 2020 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,895 shares at March 31, 2021 and 2,446,606 shares at December 31, 2020 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 227,772,317 shares at March 31, 2021 and 229,575,090 shares at December 31, 2020 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 40,971,743 shares at March 31, 2021 and 40,958,175 shares at December 31, 2020 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 203,573,428 shares at March 31, 2021 and 203,538,477 shares at December 31, 2020 (note 2)	2	2
Additional paid-in capital	2,428	2,688
Accumulated other comprehensive earnings (loss), net of taxes	33	78
Retained earnings	12,204	12,320
Total stockholders' equity	14,670	15,091
Noncontrolling interests in equity of subsidiaries	4,228	4,510
Total equity	18,898	19,601
Commitments and contingencies (note 10)
Total liabilities and equity	$44,465	44,004

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,058	1,952
Formula 1 revenue	180	39
Other revenue	16	22
Total revenue	2,254	2,013
Operating costs and expenses, including stock-based compensation (note 3):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	640	570
Programming and content	130	118
Customer service and billing	117	118
Other	52	44
Cost of Formula 1 revenue	84	43
Subscriber acquisition costs	86	99
Other operating expense	84	100
Selling, general and administrative	410	408
Impairment, restructuring and acquisition costs (note 10)	245	—
Depreciation and amortization	264	267
	2,112	1,767
Operating income (loss)	142	246
Other income (expense):
Interest expense	(158)	(164)
Share of earnings (losses) of affiliates, net (note 6)	(95)	(62)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(49)	1
Other, net	15	17
	(287)	(208)
Earnings (loss) before income taxes	(145)	38
Income tax (expense) benefit	131	(36)
Net earnings (loss)	(14)	2
Less net earnings (loss) attributable to the noncontrolling interests	49	78
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 9)	53	—
Net earnings (loss) attributable to Liberty stockholders	$(116)	(76)

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$(11)	214
Liberty Braves common stock	(59)	53
Liberty Formula One common stock	(46)	(343)
	$(116)	(76)

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2021	2020
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	(0.03)	0.66
Series A, B and C Liberty Braves common stock	(1.13)	1.04
Series A, B and C Liberty Formula One common stock	(0.20)	(1.48)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	(0.03)	0.56
Series A, B and C Liberty Braves common stock	(1.13)	(0.69)
Series A, B and C Liberty Formula One common stock	(0.20)	(1.48)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Net earnings (loss)	$(14)	2
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4	(37)
Credit risk on fair value debt instruments gains (losses)	(48)	216
Unrealized holding gains (losses) arising during the period	(1)	(6)
Share of other comprehensive earnings (loss) of equity affiliates	1	(30)
Comprehensive earnings (loss)	(58)	145
Less comprehensive earnings (loss) attributable to the noncontrolling interests	50	68
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest (note 9)	53	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$(161)	77

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$(48)	274
Liberty Braves common stock	(60)	47
Liberty Formula One common stock	(53)	(244)
	$(161)	77

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings	$(14)	2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	264	267
Stock-based compensation	63	67
Impairment, restructuring and acquisition costs	245	—
Share of (earnings) loss of affiliates, net	95	62
Realized and unrealized (gains) losses on financial instruments, net	49	(1)
Deferred income tax expense (benefit)	(143)	39
Other, net	(1)	10
Changes in operating assets and liabilities
Current and other assets	(8)	(34)
Payables and other liabilities	(53)	145
Net cash provided (used) by operating activities	497	557
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(58)	(82)
Investment of subsidiary initial public offering proceeds into trust account	(575)	—
Return of investment in equity method affiliates	—	105
Capital expended for property and equipment, including internal-use software and website development	(91)	(88)
Other investing activities, net	8	7
Net cash provided (used) by investing activities	(716)	(58)
Cash flows from financing activities:
Borrowings of debt	1,090	853
Repayments of debt	(593)	(372)
Liberty SiriusXM stock repurchases	(107)	(138)
Subsidiary shares repurchased by subsidiary	(522)	(243)
Cash dividends paid by subsidiary	(14)	(17)
Taxes paid in lieu of shares issued for stock-based compensation	(22)	(38)
Proceeds from initial public offering of subsidiary	575	—
Other financing activities, net	(24)	(7)
Net cash provided (used) by financing activities	383	38
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	162	529
Cash, cash equivalents and restricted cash at beginning of period	2,877	1,306
Cash, cash equivalents and restricted cash at end of period	$3,039	1,835

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2021	2020

	amounts in millions
Cash and cash equivalents	$2,994	2,831
Restricted cash included in other current assets	19	16
Restricted cash included in other assets	26	30
Total cash and cash equivalents and restricted cash at end of period	$3,039	2,877

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2021

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	1	—	2	—	—	—	—	—	2	2,688	78	12,320	4,510	19,601
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	(116)	49	(67)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(45)	—	1	(44)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	52	—	—	14	66
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(22)	—	—	—	(22)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(107)	—	—	—	(107)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(138)	—	—	(378)	(516)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(45)	—	—	45	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	1	1
Balance at March 31, 2021	$—	1	—	2	—	—	—	—	—	2	2,428	33	12,204	4,228	18,898

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom. Liberty’s significant subsidiaries include Sirius XM Holdings Inc. ("Sirius XM Holdings"), Delta Topco Limited (the parent company of Formula 1) and Braves Holdings, LLC ("Braves Holdings"). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2020.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Media Acquisition Corporation (“LMAC”) and GCI Liberty, Inc. (“GCI Liberty”), all of which are, or were (in the case of GCI Liberty), separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others (except that GCI Liberty owned shares of Liberty Broadband’s Series C non-voting common stock prior to the merger of GCI Liberty and Liberty Broadband in December 2020). These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) at Liberty’s corporate headquarters. Under these various agreements, approximately $8 million and $10 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2021 and 2020, respectively.

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

Seasonality

Formula 1 recognizes the majority of its revenue and expenses in connection with World Championship race events (“Events”) that take place in different countries around the world throughout the year. The Events in the past have generally taken place between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

Due to the delays of their respective 2020 seasons as a result of COVID-19, the majority of Braves Holdings’ 2020 revenue was recognized during the third quarter and the majority of Formula 1’s 2020 revenue was recognized in the third and fourth quarters.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In 2021, Braves Holdings and Formula 1 may continue to be precluded from holding events with fans in attendance, or may only be permitted to have a limited number of fans in attendance, for an undetermined period of time, which may impact seasonality trends depending on the level of fan attendance allowed.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of March 31, 2021, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group holds intergroup interests in the Formula One Group and the Braves Group as of March 31, 2021. In addition, as of March 31, 2021, the Liberty SiriusXM Group has an obligation to the Formula One Group under the call spread with respect to the shares of Live Nation that are attributed to the Liberty SiriusXM Group. As of March 31, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $1,030 million, which includes $59 million of subsidiary cash. During the three months ended March 31, 2021, Sirius XM Holdings declared a cash dividend and paid in cash an aggregate amount of $61 million, of which Liberty received $47 million. On April 20, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock payable on May 28, 2021 to stockholders of record as of the close of business on May 7, 2021.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of March 31, 2021, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group. As of March 31, 2021, the Braves Group has cash and cash equivalents of approximately $181 million, which includes $103 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of March 31, 2021, the Formula One Group is

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and LMAC, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. In addition, as of March 31, 2021, the Formula One Group has an asset related to the call spread with the Liberty SiriusXM Group. As of March 31, 2021, the Formula One Group has cash and cash equivalents of approximately $1,783 million, which includes $429 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.1% intergroup interest at March 31, 2021. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at March 31, 2021. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at March 31, 2021. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

In April 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle its obligation under the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Cost of services:
Programming and content	$8	8
Customer service and billing	1	2
Other	1	1
Other operating expense	10	11
Selling, general and administrative	43	45
	$63	67

Liberty—Grants of Awards

Options granted during the three months ended March 31, 2021 are summarized as follows:

	Three Months Ended
	March 31, 2021
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	33	$13.73
Series C Liberty SiriusXM common stock, Liberty CEO (2)	257	$13.73
Series C Liberty Formula One common stock, Liberty employees and directors (1)	30	$15.96
Series C Liberty Formula One common stock, Formula 1 employees (3)	718	$15.96
Series C Liberty Braves common stock, Liberty employees and directors (1)	16	$10.07
(1)	Grants mainly vest between two and three years.
(2)	Grant cliff vests on December 31, 2021. Grant was made in connection with the CEO’s employment agreement.
(3)	Grants vest in equal quarterly installments over 2021.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the three months ended March 31, 2021.

Also during the three months ended March 31, 2021, the Company granted 31 thousand and 65 thousand performance-based RSUs of Series C common stock of Liberty Braves and Liberty Formula One, respectively, to our CEO. The RSUs had a GDFV of $31.24 and $45.88 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	10,870	$34.96
Granted	290	$45.34
Exercised	(31)	$31.50
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2021	11,129	$35.24	3.0	years	$102
Exercisable at March 31, 2021	8,675	$32.62	2.1	years	$100

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	3,475	$24.81
Granted	16	$31.24
Exercised	(3)	$15.36
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2021	3,488	$24.85	5.4	years	$11
Exercisable at March 31, 2021	1,010	$19.03	2.4	years	$9

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	10,391	$31.78
Granted	748	$45.88
Exercised	(11)	$22.91
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2021	11,128	$32.74	4.4	years	$120
Exercisable at March 31, 2021	8,638	$30.13	3.9	years	$114

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2021, there were no outstanding Series A options to purchase shares of Series A Liberty SiriusXM common stock, and there were no outstanding Series B options to purchase shares of Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock.

As of March 31, 2021, Liberty Braves and Liberty Formula One had 2 thousand and 1 thousand Series A options outstanding and exercisable at a WAEP of $11.89 and $12.63 and a weighted average remaining contractual life of 1.2 years and 1.7 years, respectively.

As of March 31, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $75 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of March 31, 2021, Liberty reserved 11.1 million, 3.5 million and 11.1 million shares of Series A and Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the three months ended March 31, 2021. As of March 31, 2021, Sirius XM Holdings has approximately 198 million options outstanding of which approximately 117 million are exercisable, each with a WAEP per share of $5.26 and $4.57, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of March 31, 2021 is $194 million and $189 million, respectively. During the three months ended March 31, 2021, Sirius XM Holdings granted approximately 10 million nonvested RSUs with a GDFV per share of $5.95. Stock-based compensation expense related to Sirius XM Holdings was $51 million and $55 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $467 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

Excluded from diluted EPS for the three months ended March 31, 2021 are approximately 22 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 3 million potentially dilutive shares of Series A and Series C Liberty Braves common stock and 7 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 8), because their inclusion would be antidilutive. The warrant transactions (as described in note 8) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2021 (a)	2020 (b)

	numbers of shares in millions
Basic WASO	338	324
Potentially dilutive shares	1	5
Diluted WASO (c)	339	329
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	In May 2020, Liberty distributed subscription rights to holders of Liberty SiriusXM common stock to acquire additional shares of Series C Liberty SiriusXM common stock (the “LSXMK rights offering”). Since the subscription rights were priced at a discount to market value, the LSXMK rights offering is considered a stock dividend and has been reflected retroactively in prior periods for the weighted average shares outstanding.
(c)	The Formula One Group’s intergroup interest in the Liberty SiriusXM Group was eliminated on April 22, 2020 in conjunction with the reattribution. The number of notional Liberty SiriusXM shares representing the intergroup interest held by the Formula One Group was 1,945,491 immediately prior to the reattribution. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Formula One Group had an attributed value in the Liberty SiriusXM Group which was generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty assumed that the notional shares would have been comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Liberty SiriusXM Group had net earnings, the notional shares representing the intergroup interest were included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended March 31,
	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$(11)	214
Unrealized (gain) loss on the intergroup interest	NA	(31)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$(11)	183

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2021 (a)	2020

	numbers of shares in millions
Basic WASO	52	51
Potentially dilutive shares	9	10
Diluted WASO (b)	61	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	Prior to the reattribution, the number of notional Liberty Braves shares representing the Formula One Group’s intergroup interest in the Braves Group was 9,084,940. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of March 31, 2021.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31,
	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(59)	53
Unrealized (gain) loss on the intergroup interests	28	(95)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(31)	(42)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2021 (a)	2020 (a)

	numbers of shares in millions
Basic WASO	232	232
Potentially dilutive shares	7	1
Diluted WASO (b)	239	233
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of March 31, 2021. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31,
	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$(46)	(343)
Unrealized (gain) loss on the intergroup interest	1	NA
Diluted earnings (loss) attributable to Formula One stockholders	$(45)	(343)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2021			December 31, 2020
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,704	2,704	—	2,586	2,586	—
Debt and equity securities	$366	247	119	266	181	85
Financial instrument assets	$443	89	354	424	84	340
Debt	$4,718	—	4,718	4,545	—	4,545
Financial instrument liabilities	$121	35	86	106	—	106

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Debt and equity securities	$49	(135)
Debt measured at fair value (a)	(113)	544
Change in fair value of bond hedges (b)	13	(323)
Other derivatives	2	(85)
	$(49)	1
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $60 million and a gain of $275 million for the three months ended March 31, 2021 and 2020, respectively, and the cumulative change since issuance was a gain of $114 million as of March 31, 2021.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 8 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2021 and the carrying amount at December 31, 2020:

	March 31, 2021			December 31, 2020
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	32%	$5,895	$60	163
Sirius XM Canada	70%	$ NA	653	643
Other		NA	78	80
Total Liberty SiriusXM Group			791	886

Braves Group
Other	various	NA	97	94
Total Braves Group			97	94

Formula One Group
Other	various	NA	55	38
Total Formula One Group			55	38
Consolidated Liberty			$943	1,018
(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral as of March 31, 2021 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(111)	NA
Sirius XM Canada	4	4
Other	(6)	(6)
Total Liberty SiriusXM Group	(113)	(2)

Braves Group
Other	3	4
Total Braves Group	3	4

Formula One Group
Live Nation (a)	NA	(66)
Other	15	2
Total Formula One Group	15	(64)
Consolidated Liberty	$(95)	(62)
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Canada

As of March 31, 2021, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $122 million as of March 31, 2021. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

Sirius XM Holdings has approximately $11 million in related party current assets as of March 31, 2021. Sirius XM Holdings recorded approximately $25 million in revenue for both the three months ended March 31, 2021 and 2020 associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during both of the three months ended March 31, 2021 and 2020.

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $13 million and $12 million during the three months ended March 31, 2021 and 2020, respectively. Sirius XM Holdings also had related party liabilities of $20 million as of March 31, 2021 related to this agreement.

(7)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2020	$15,082	3,956	180	19,218
Acquisition (a)	6	—	—	6
Balance at March 31, 2021	$15,088	3,956	180	19,224
(a)	During the three months ended March 31, 2021, Sirius XM Holdings recorded additional goodwill related to adjustments to contingent consideration for the prior year acquisition of Stitcher.

Intangible Assets Subject to Amortization

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(791)	2,839	3,630	(742)	2,888
Customer relationships	3,053	(1,461)	1,592	3,053	(1,389)	1,664
Licensing agreements	356	(226)	130	355	(221)	134
Other	1,799	(1,128)	671	1,748	(1,056)	692
Total	$8,838	(3,606)	5,232	8,786	(3,408)	5,378

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Amortization expense for intangible assets with finite useful lives was $199 million and $198 million for the three months ended March 31, 2021 and 2020, respectively. Based on its amortizable intangible assets as of March 31, 2021, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2021	$604
2022	$763
2023	$544
2024	$404
2025	$350

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2021	2021	2020

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	$1,000	1,309	1,251
2.125% Exchangeable Senior Debentures due 2048 (1)	400	414	418
2.25% Exchangeable Senior Debentures due 2048 (1)	385	514	475
2.75% Exchangeable Senior Debentures due 2049 (1)	604	628	628
0.5% Exchangeable Senior Debentures due 2050 (1)	920	1,067	982
Sirius XM Holdings Margin Loan	875	875	750
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	1,000	998	997
Sirius XM 4.625% Senior Notes due 2024	1,500	1,489	1,488
Sirius XM 5.375% Senior Notes due 2026	1,000	993	993
Sirius XM 5.0% Senior Notes due 2027	1,500	1,490	1,490
Sirius XM 5.50% Senior Notes due 2029	1,250	1,238	1,237
Sirius XM 4.125% Senior Notes due 2030	1,500	1,484	1,484
Pandora 1.75% Convertible Senior Notes due 2023	193	172	170
Sirius XM Senior Secured Revolving Credit Facility	1,023	1,023	649
Deferred financing costs		(11)	(12)
Total Liberty SiriusXM Group	13,150	13,683	13,000
Braves Group
Subsidiary notes and loans:
Notes and loans	676	676	674
Deferred financing costs		(4)	(4)
Total Braves Group	676	672	670
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	450	580	582
2.25% Exchangeable Senior Debentures due 2046 (1)	201	206	209
Other	73	73	74
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,903	2,904
Deferred financing costs		(9)	(10)
Total Formula One Group	3,626	3,753	3,759
Total debt	$17,452	18,108	17,429
Debt classified as current		(778)	(743)
Total long-term debt		$17,330	16,686

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

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of March 31, 2021.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. As of March 31, 2021, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. As of March 31, 2021, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. As of March 31, 2021, the basket price of the securities underlying the Bond Hedge Transaction was $57.45 per share. The bond hedge expires on October 15, 2023 and is included in Other assets as of March 31, 2021 and December 31, 2020 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. As of March 31, 2021, the warrants covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of March 31, 2021. As of March 31, 2021, the basket price of the securities underlying the warrants was $57.45 per share. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes will be approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities.

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

Upon an exchange of debentures, Liberty, at its option, may deliver AT&T common stock, cash or a combination of AT&T common stock and cash. The number of shares of AT&T common stock attributable to a debenture represents an initial exchange price of approximately $35.35 per share. A total of approximately 6.11 million shares of AT&T common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2016. The debentures may be redeemed by Liberty, in whole or in part, on or after October 5, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on October 5, 2021. Accordingly, the debentures are classified as a current liability in the condensed consolidated balance sheet as of March 31, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest.

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, as well as the associated cash proceeds, were attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2021. Accordingly, the debentures are classified as a current liability in the condensed consolidated balance sheets as of March 31, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.75% Exchangeable Senior Debentures due 2049

On November 26, 2019, Liberty closed a private offering of approximately $604 million aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “2.75% Exchangeable Senior Debentures due 2049”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.62 per share. A total of approximately 70 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2020. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures, as well as the associated cash proceeds, were attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. A total of approximately 10 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2021. The debentures may be redeemed by Liberty, in whole or in part,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on or after September 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures, as well as the associated cash proceeds, were attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, extended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan, and was scheduled to mature during March 2022. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan and any drawn portion of the revolver carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.19% per annum at March 31, 2021. As of March 31, 2021, availability under the Sirius XM Holdings Margin Loan was $875 million. As of March 31, 2021, 1,305.0 million shares of Sirius XM Holdings common stock held by Liberty with a value of $7,947 million were pledged as collateral to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. On November 9, 2020, the margin loan was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. Interest on the margin loan is payable on the last business day of each calendar quarter. As of March 31, 2021, availability under the Live Nation Margin Loan was $200 million. As of March 31, 2021, 9.0 million shares of the Company’s Live Nation common stock with a value of $759 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Facility as of March 31, 2021 bore interest at a rate of 1.71% per annum. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of March 31, 2021 and is payable on a quarterly basis.  The Credit Facility contains customary covenants, including a maintenance covenant. As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $726 million as of March 31, 2021.

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of March 31, 2021
	March 31,	December 31,	Borrowing	Weighted avg	Maturity
	2021	2020	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$115	115	185	1.47%	various
Ballpark funding
Term loan	46	46	NA	1.74%	August 2021
Senior secured note	181	184	NA	3.77%	September 2041
Floating rate notes	59	60	NA	1.95%	September 2029
Mixed-use credit facilities and loans	245	239	307	3.33%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$676	674

Formula 1 Loans

On August 3, 2017, Formula 1 increased the amount outstanding under a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) from $3.1 billion to $3.3 billion and extended its maturity to February 2024. In addition, on August 3, 2017, the revolving credit facility under the Senior Loan Facility was increased from $75 million to $500 million.

On January 31, 2018, Formula 1 refinanced the Senior Loan Facility. As part of the refinancing, Formula 1 repaid $400 million of the Senior Loan Facility, reducing the amount outstanding to $2.9 billion. The repayment was funded through borrowings of $250 million under the revolving credit facility and $150 million of cash on hand. The interest rate on the Senior Loan Facility was reduced to LIBOR plus 2.5% per annum. On May 23, 2019, Formula 1 refinanced the revolving credit facility, reducing the pricing grid by 25 basis points, which in combination with leverage reduction, resulted in an applicable interest rate of LIBOR plus 2.0% per annum prior to June 30, 2020. The subsequent increase in leverage as a result of the impact of COVID-19 on Formula 1 resulted in an increase to the maximum level on the pricing grid, LIBOR plus 2.5% per annum. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of March 31, 2021, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of March 31, 2021. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of March 31, 2021, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio, debt yield ratio, capital expenditures and liquidity. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. Recent amendments to Formula 1’s Senior Loan Facility and certain Braves Holdings debt provide for covenant relief, subject to certain conditions, for a specified period of time. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of March 31, 2021.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2021
Sirius XM 3.875% Senior Notes due 2022	$1,004
Sirius XM 4.625% Senior Notes due 2024	$1,543
Sirius XM 5.375% Senior Notes due 2026	$1,032
Sirius XM 5.0% Senior Notes due 2027	$1,567
Sirius XM 5.50% Senior Notes due 2029	$1,352
Sirius XM 4.125% Senior Notes due 2030	$1,500
Pandora 1.75% Senior Notes due 2023	$224

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at March 31, 2021.

(9) Liberty Media Acquisition Corporation

In November 2020, the Company, through its wholly owned subsidiary, Liberty Media Acquisition Sponsor, LLC (the “Sponsor”), formed LMAC and ultimately purchased approximately 14.4 million shares of LMAC Series F common stock (“Founder Shares”) for $25,000.

On January 26, 2021, LMAC consummated its initial public offering (“IPO”) of 57.5 million units (the “Units”), including 7.5 million Units sold pursuant to the full exercise of the underwriters’ overallotment option. Each Unit consists of one share of Series A common stock of LMAC and one-fifth of one redeemable warrant of LMAC. Each whole warrant entitles the holder thereof to purchase one share of Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC's initial business combination and 12 months from the closing of the IPO (“Public Warrants”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to LMAC of $575 million, which were placed in a U.S.-based trust account (Level 1) which is included in other assets in the condensed consolidated balance sheet. Substantially concurrent with the IPO, LMAC completed the private placement of 10 million warrants to the Sponsor, generating gross proceeds of $15 million (“Private Placement Warrants”). Each Private Placement Warrant entitles the holder thereof to purchase one share of LMAC’s Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC’s initial business combination and 12 months from the closing of the IPO and the Sponsor has committed to acquire $250 million of forward purchase units (each consisting of one share of LMAC’s Series B common stock and one-fifth of one redeemable warrant to purchase one share

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of LMAC’s Series A common stock), at a price of $10.00 per unit,  pursuant to a forward purchase agreement that will close substantially concurrently with the consummation of LMAC’s initial business combination.

LMAC intends to search for a target in the media, digital media, music, entertainment, communications, telecommunications and technology industries, but may seek to complete a business combination with an operating company in any industry, sector or geographic region.

The Company, through the Sponsor’s ownership of the Founder Shares, owns 20% of LMAC’s issued and outstanding common stock. The Founder Shares have certain governance rights which allow the Company to control LMAC’s affairs, policies and operations through the initial business combination and therefore the Company continues to consolidate LMAC post IPO. LMAC also entered into services and facilities sharing agreements with the Company for shared office space, services and personnel based on a flat fee. The Company’s interest in LMAC is attributed to the Formula One Group.  Transactions and ownership interests with the Sponsor eliminate upon consolidation.

LMAC’s Series A common stock, issued as part of the Units in the IPO, has certain provisions which allow the holder to put back the stock to LMAC upon an initial business combination at their election.  This conditional redemption feature requires the Company to account for those shares that are subject to potential redemption as redeemable noncontrolling interests which requires temporary equity classification (outside of permanent equity).

The changes in the components of redeemable noncontrolling interests were as follows (in millions):

Balance at January 1, 2021	$—
Initial recognition of redeemable noncontrolling interests	522
Net earnings (loss) attributable to the noncontrolling interests	(12)
Change in redemption value of redeemable noncontrolling interests	65
Balance at March 31, 2021	$575

The Public Warrants, issued as part of the Units in the IPO, have certain provisions which require LMAC to account for these instruments at fair value as a liability.  Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock.  At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs.  At March 31, 2021 the value of the liability was $35 million based on the fair market value of the Public Warrants.

On April 15, 2021, the Sponsor entered into an agreement to provide up to $2.5 million to LMAC for working capital purposes. The working capital loan will either be repaid upon consummation of the initial business combination or the deadline for LMAC to complete an initial business combination, without interest, or, at the Sponsor’s discretion, up to $2.5 million of such loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, LMAC may use funds outside of the trust account to repay the working capital loan, but funds in the trust account would not be used to repay the working capital loan.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2021 aggregated $387 million, which is payable as follows: $167 million in 2021, $63 million in 2022, $54 million in 2023, $48 million in 2024 and $55 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

SXM-7 Satellite

On December 13, 2020, Sirius XM Holdings successfully launched its SXM-7 satellite and in-orbit testing began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which Sirius XM Holdings considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 million was recoverable. In evaluating the recoverability of SXM-7, Sirius XM Holdings compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, the carrying value of the satellite is not recoverable and an impairment charge of $220 million was recorded to impairment, restructuring and acquisition costs in the condensed consolidated statement of operations during the three months ended March 31, 2021.

Sirius XM Holdings has procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policy with respect to SXM-7 is $225 million. Sirius XM Holdings has notified the underwriters of this policy of a potential claim with respect to SXM-7 and expect to file an insurance claim in the second quarter of 2021. At this time, Sirius XM Holdings is unable to reliably estimate the timing and amount of insurance recoveries and will record the insurance recoveries when they are probable and estimable.

Sirius XM Holdings does not expect its satellite radio service to be impacted by these adverse SXM-7 events. The XM-3 and XM-4 satellites continue to operate and are expected to support Sirius XM Holdings’ satellite radio service for several years.  In addition, the XM-5 satellite remains available as an in-orbit spare.  Construction of the SXM-8 satellite is underway and is expected to be launched into a geostationary orbit in 2021.

Potential Impact of COVID-19

The business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19, and continue to be impacted. These businesses may be required to hold a smaller number of events than originally planned or may not be able to reschedule previously canceled or postponed events. The 2021 regular baseball season is expected to be comprised of approximately 160 games. Formula 1 has scheduled 23 Events in 2021. These businesses may continue to be precluded from holding events with fans in attendance, or may only be permitted to have a limited number of fans in attendance, for an undetermined period of time, thereby reducing revenue associated with fan attendance. It is also unclear whether and to what extent COVID-19 concerns will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets, even after the restrictions are lifted. In many cases, the impact of cancelled events, closed venues and reduced attendance will substantially decrease our revenue. Due to these revenue reductions, these businesses have looked

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

to reduce expenses, but may not be able to reduce expenses to the same degree as our decline in revenue, which is expected to adversely affect our results of operations and cash flow.

Restructuring of Sirius XM Holdings’ leases

During the three months ended March 31, 2021, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, surrendered certain office leases, primarily in New York, New York and Oakland, California.  Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, Sirius XM Holdings recorded impairments aggregating $18 million to reduce the carrying value of the assets to their fair values. Additionally, Sirius XM Holdings accrued expenses of $6 million for which it will not recognize any future economic benefits and wrote off leasehold improvements of $1 million.  The fair values of the assets were determined using a discounted cash flow model based on Sirius XM Holdings management's assumptions regarding the ability to sublease and the remaining term of the leases. The total charge of $25 million was recorded to impairment, restructuring and acquisition costs in the condensed consolidated statement of operations for the three months ended March 31, 2021.

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

In October 2020, the District Court denied Pandora’s renewed motion to dismiss the case under California’s anti-SLAPP statute, finding the case no longer qualified for anti-SLAPP due to intervening changes in the law, and denied Pandora’s renewed attempt to end the case.  Alternatively, the District Court ruled that the preemption defense likely did not apply to Flo & Eddie’s claims, in part because the District Court believed that the MMA did not apply retroactively.

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

Copyright Royalty Board Proceeding to Determine the Rate for Statutory Webcasting.  Pursuant to Sections 112 and 114 of the Copyright Act, the Copyright Royalty Board initiated a proceeding in January 2019 to set the rates and terms by which webcasters may perform sound recordings via digital transmission over the internet and make ephemeral reproductions of those recordings during the 2021-2025 rate period under the authority of statutory licenses provided under Sections 112 and 114 of the Copyright Act. Sirius XM Holdings filed a petition to participate in the proceeding on behalf of its Sirius XM and Pandora businesses, as did other webcasters including Google Inc. and the National Association of Broadcasters. SoundExchange, a collective organization that collects and distributes digital performance royalties to artists and copyright holders, represents the various copyright owner participants in the proceeding, including Sony Music Entertainment, Universal Music Group, and Warner Music Group. Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as “webcasting”), the proceeding will set the rates that Pandora pays for music streaming on its free, ad-supported tier and that Sirius XM pays for streaming on its subscription internet radio service.  This proceeding will not set the rates that Sirius XM Holdings pays for its other music offerings (satellite radio, business establishment services) or that it pays for interactive streaming on the Pandora Plus and Pandora Premium services.

In light of the COVID-19 pandemic, the multi-week hearing before the Copyright Royalty Judges originally scheduled to begin in Washington, DC in March 2020, was postponed and conducted virtually via videoconference between August 4 and September 9, 2020. Subsequent to the hearing, the parties submitted post-trial briefing and reply briefing.  Closing arguments were held in November 2020. The final rates proposed for the 2021-2025 period by Sirius XM, Pandora, and the other webcaster participants are below the existing statutory rates. Specifically, Sirius XM and Pandora proposed rates of $0.0011 per performance for nonsubscription commercial webcasters and $0.0016 per performance for subscription commercial webcasters. SoundExchange proposed increasing the existing statutory rates to $0.0028 per performance for nonsubscription commercial webcasters and $0.0031 per performance for commercial subscription webcasters. In March 2021, the Copyright Royalty Judges requested, and the Copyright Office granted, an additional sixty days to deliver the initial determination of rates and terms for the proceeding.  As a result, the initial determination is due from the Copyright Royalty Judges on or before June 14, 2021 rather than April 15, 2021.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the three months ended March 31, 2021, the Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.
●	Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

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

As of December 31, 2020, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19. Although the Company owns less than 100% of the outstanding shares of Live Nation, 100% of the Live Nation amounts are included in the tables below and are subsequently eliminated in order to reconcile the account totals to the Company’s consolidated financial statements. The Company’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Live Nation’s revenue and Adjusted OIBDA are reflected with the Formula One Group prior to the reattribution and with the Liberty SiriusXM Group following the reattribution.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,611	1,585
Advertising	354	285
Equipment	57	41
Other	36	41
Total Liberty SiriusXM Group	2,058	1,952
Braves Group
Corporate and other:
Baseball	7	12
Development	9	10
Total Braves Group	16	22
Formula One Group
Formula 1:
Primary	159	17
Other	21	22
Total Formula One Group	180	39
Consolidated Liberty	$2,254	2,013

Live Nation’s revenue was $291 million and $1,366 million during the three months ended March 31, 2021 and 2020, respectively.

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended March 31, 2021 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the three months ended March 31, 2021 were approximately $349 million and $620 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,083 million for the remainder of 2021, $1,908 million in 2022, $1,441 million in 2023, $2,805 million in 2024 through 2029, and $253 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$682	639
Live Nation	(152)	NA
Corporate and other	(5)	(7)
	525	632
Eliminate equity method affiliate	152	NA
Total Liberty SiriusXM Group	677	632
Braves Group
Corporate and other	(22)	(26)
Total Braves Group	(22)	(26)
Formula One Group
Formula 1	66	(32)
Live Nation	NA	(21)
Corporate and other	(7)	(10)
	59	(63)
Eliminate equity method affiliate	NA	21
Total Formula One Group	59	(42)
Consolidated Liberty	$714	564

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2021
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,668	731	78
Live Nation	10,920	163	19
Corporate and other	2,106	60	—
	42,694	954	97
Eliminate equity method affiliate	(10,920)	(163)	(19)
Total Liberty SiriusXM Group	31,774	791	78
Braves Group
Corporate and other	1,572	97	10
Total Braves Group	1,572	97	10
Formula One Group
Formula 1	8,808	—	3
Corporate and other	3,193	55	—
Total Formula One Group	12,001	55	3
Elimination (1)	(882)	—	—
Consolidated Liberty	$44,465	943	91
(1)	This amount is primarily comprised of the call spread between the Formula One Group and the Liberty SiriusXM Group with respect to the Live Nation shares that were reattributed to the Liberty SiriusXM Group and the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Adjusted OIBDA	$714	564
Impairment, restructuring and acquisition costs (note 10)	(245)	—
Legal reserves	—	16
Stock-based compensation	(63)	(67)
Depreciation and amortization	(264)	(267)
Operating income (loss)	142	246
Interest expense	(158)	(164)
Share of earnings (losses) of affiliates, net	(95)	(62)
Realized and unrealized gains (losses) on financial instruments, net	(49)	1
Other, net	15	17
Earnings (loss) before income taxes	$(145)	38

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by Sirius XM Holdings Inc. (“Sirius XM Holdings”); fluctuations in interest rates and stock prices; the impacts of COVID-19 (as defined below); the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States;
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of Liberty SiriusXM Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	developments stemming from Brexit;

●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the impact of organized labor on the Braves Group;
●	the impact of an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings (as defined below) receives;
●	the impact of the Development Project (as defined below) on the Braves Group (as defined below) and its ability to manage the project;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	events, accidents or terrorist acts that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates; and
●	challenges related to assessing the future prospects of tracking stock groups based on past performance.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2020.

The information contained herein relates to Liberty Media Corporation and its controlled subsidiaries ("Liberty," the "Company," "we," "us," or "our" unless the context otherwise requires).

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM's premier content bundles include live, curated and certain exclusive and on demand programming. Sirius XM is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). Through Sirius XM Holdings, we have investments in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”) and SoundCloud Holdings, LLC (“SoundCloud”), which we account for as equity method investments

Formula 1 is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment at March 31, 2021. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2020, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings") and corporate expenses. Braves Holdings owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain of the Atlanta Braves' minor league clubs and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”). “Corporate and Other” also includes investments and related financial instruments in public companies such as AT&T, which are accounted for at their respective fair market values.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2021, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains an approximate 3.7% intergroup interest in the Braves Group and an approximate 2.2% intergroup interest in the Formula One Group as of March 31, 2021. In addition, as of March 31, 2021, the Liberty SiriusXM Group has an obligation to the Formula One Group under the call spread with respect to the shares of Live Nation that are attributed to the Liberty SiriusXM Group. As of March 31, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $1,030 million, which includes approximately $59 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2021, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. Additionally, the Liberty SiriusXM Group and the Formula One Group retain approximate 3.7% and 11.1% intergroup interests, respectively, in the Braves Group as of March 31, 2021. As of March 31, 2021, the Braves Group has cash and cash equivalents of approximately $181 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2021, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, an approximate 11.1% intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Liberty SiriusXM Group retains an approximate 2.2% intergroup interest in the Formula One Group as of March 31, 2021. In addition, as of March 31, 2021, the Formula One Group has an asset related to the call spread with the Liberty SiriusXM Group. The Formula One Group has cash and cash equivalents of approximately $1,783 million as of March 31, 2021, which includes $429 million of subsidiary cash.

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the MLB season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. The 2021 regular baseball season is expected to be comprised of approximately 160 games. Formula 1 has scheduled 23 Events in 2021. These businesses may continue to be precluded from holding events with fans in attendance, or may only be permitted to have a limited number of fans in attendance, for an undetermined period of time, thereby reducing revenue associated with fan attendance. It is also unclear whether, and to what extent, COVID-19 concerns will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets, even after the restrictions are lifted. In many cases, the impact of cancelled events, closed venues and reduced attendance will substantially decrease our revenue. Due to these revenue reductions, these businesses have looked to reduce expenses, but may not be able to reduce expenses to the same degree as our decline in revenue, which is expected to adversely affect our results of operations and cash flow.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,058	1,952
Total Liberty SiriusXM Group	2,058	1,952
Braves Group
Corporate and other	16	22
Total Braves Group	16	22
Formula One Group
Formula 1	180	39
Total Formula One Group	180	39
Consolidated Liberty	$2,254	2,013

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$237	451
Corporate and other	(8)	(9)
Total Liberty SiriusXM Group	229	442
Braves Group
Corporate and other	(40)	(44)
Total Braves Group	(40)	(44)
Formula One Group
Formula 1	(33)	(137)
Corporate and other	(14)	(15)
Total Formula One Group	(47)	(152)
Consolidated Liberty	$142	246

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$682	639
Corporate and other	(5)	(7)
Total Liberty SiriusXM Group	677	632
Braves Group
Corporate and other	(22)	(26)
Total Braves Group	(22)	(26)
Formula One Group
Formula 1	66	(32)
Corporate and other	(7)	(10)
Total Formula One Group	59	(42)
Consolidated Liberty	$714	564

Revenue.  Our consolidated revenue increased $241 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase was driven by increases in revenue for Formula 1 and Sirius XM Holdings, partially offset by a decrease in revenue for Braves Holdings.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income decreased $104 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2021 was primarily driven by a decrease of $214 million in Sirius XM Holdings operating results, partially offset by improvements of $104 million and $6 million in Formula 1 and Braves Holdings operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $63 million and $67 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. The decrease in stock compensation expense is primarily due to a decrease at Sirius XM Holdings. As of March 31, 2021, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $75 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.9 years. Additionally, as of March 31, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $467 million.  The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Operating income (loss)	$142	246
Depreciation and amortization	264	267
Stock-based compensation	63	67
Impairment, restructuring and acquisition costs	245	—
Legal reserves	—	(16)
Adjusted OIBDA	$714	564

Consolidated Adjusted OIBDA increased $150 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA for the three months ended March 31, 2021 was primarily due to increases of $98 million, $43 million and $5 million in Formula 1, Sirius XM Holdings and Braves

Holdings Adjusted OIBDA, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(120)	(111)
Braves Group	(6)	(7)
Formula One Group	(32)	(46)
Consolidated Liberty	$(158)	(164)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(113)	(2)
Braves Group	3	4
Formula One Group	15	(64)
Consolidated Liberty	$(95)	(62)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(86)	(5)
Braves Group	2	(9)
Formula One Group	35	15
Consolidated Liberty	$(49)	1

Other, net
Liberty SiriusXM Group	$11	13
Braves Group	(1)	(1)
Formula One Group	5	5
Consolidated Liberty	$15	17

	$(287)	(208)

Interest expense. Consolidated interest expense decreased $6 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. Interest expense for the Formula One Group decreased during the three months ended March 31, 2021 due to a decrease in the average amount of corporate and subsidiary debt outstanding and interest expense for the Liberty SiriusXM Group increased during the three months ended March 31, 2021 due to an increase in the average amount of corporate and subsidiary debt outstanding. As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(111)	NA
Sirius XM Canada	4	4
Other	(6)	(6)
Total Liberty SiriusXM Group	(113)	(2)

Braves Group
Other	3	4
Total Braves Group	3	4

Formula One Group
Live Nation (a)	NA	(66)
Other	15	2
Total Formula One Group	15	(64)
Consolidated Liberty	$(95)	(62)
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Debt and equity securities	$49	(135)
Debt measured at fair value	(113)	544
Change in fair value of bond hedges	13	(323)
Other derivatives	2	(85)
	$(49)	1

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

The unrealized gains (losses) on other derivatives are primarily driven by changes in the fair value of Formula 1’s interest rate swaps.

Other, net.  Other, net income decreased $2 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The decrease was primarily driven by a one-time lawsuit settlement of $7 million recorded by Sirius XM Holdings during the three months ended March 31, 2020, partially offset by an increase in the gain on dilution of our investment in Live Nation during the three months ended March 31, 2021 as compared to the corresponding period in the prior year. As previously disclosed, Liberty’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Accordingly, any gains or losses on dilution of our investment in Live Nation are reflected in Formula One Group’s results prior to the reattribution and in Liberty SiriusXM Group’s results following the reattribution.

Income taxes.  During the three months ended March 31, 2021, we had losses before income taxes of $145 million and income tax benefits of $131 million. During the three months ended March 31, 2020, we had earnings before income taxes of $38 million and income tax expense of $36 million. For the three months ended March 31, 2021, the Company recognized additional tax benefits from the settlement of a state income tax audit at Sirius XM Holdings, partially offset by tax expense related to an increase in our valuation allowance. For the three months ended March 31, 2020, the Company recognized additional tax expense due to changes in our valuation allowance and the effect of state income taxes, partially offset with tax benefits from the utilization of federal income tax credits.

Net earnings.  We had net losses of $14 million and net earnings of $2 million for the three months ended March 31, 2021 and 2020, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2021, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of March 31, 2021, Liberty had $366 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of March 31, 2021 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$59
Corporate and other	971
Total Liberty SiriusXM Group	$1,030
Braves Group
Corporate and other	$181
Total Braves Group	$181
Formula One Group
Formula 1	$429
Corporate and other	1,354
Total Formula One Group	$1,783

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. However, Formula 1 does not have the ability to make a RP to Liberty during the waiver period, as discussed below. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has not been met as of March 31, 2021. As of March 31, 2021, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company. As of March 31, 2021, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $200 million available under Liberty’s margin loan secured by shares of Live Nation.

As stated in note 8 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of March 31, 2021. Pursuant to an amendment to Formula 1’s Senior Loan Facility (as defined in note 8 to the accompanying condensed consolidated financial statements) on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ended March 31, 2022, in which case the relevant additional conditions will cease to apply. Pursuant to an amendment to Braves Holdings’ $85 million credit facility on August 20, 2020, the fixed charge coverage ratio does not apply until the quarter ending March 31, 2022, subject to certain conditions, including the maintenance of minimum liquidity thresholds throughout the waiver period and certain other restrictions. Braves Holdings could recommence the requirement to comply with the fixed charge coverage ratio beginning with the quarter ending December 31, 2021, in which case the relevant additional conditions will cease to apply. In addition, on August 20, 2020, Braves Holdings amended the debt agreements related to its ballpark funding, waiving the debt service coverage covenant until the quarter ending September 30, 2021, subject to certain conditions, including the maintenance of a minimum liquidity threshold, the increase in debt service reserves and certain other conditions. On January 29, 2021, Braves Holdings amended one of the debt agreements of the mixed-use loans, waiving the debt yield ratio until the quarter ending June 30, 2021. Additionally, the calculation of the debt yield has been modified from June 30, 2021 through the quarter ending December 31, 2021, subject to certain other conditions.

See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for disclosures related to the anticipated effects of the transition away from London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest on Liberty’s margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities.

	Three months ended
	March 31,
	2021	2020

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$271	404
Braves Group cash provided (used) by operating activities	42	17
Formula One Group cash provided (used) by operating activities	184	136
Net cash provided (used) by operating activities	$497	557
Liberty SiriusXM Group cash provided (used) by investing activities	$(75)	(144)
Braves Group cash provided (used) by investing activities	(10)	(24)
Formula One Group cash provided (used) by investing activities	(631)	110
Net cash provided (used) by investing activities	$(716)	(58)
Liberty SiriusXM Group cash provided (used) by financing activities	$(166)	(369)
Braves Group cash provided (used) by financing activities	1	138
Formula One Group cash provided (used) by financing activities	548	269
Net cash provided (used) by financing activities	$383	38

Liberty’s primary use of cash during the three months ended March 31, 2021 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) was $107 million of Series A and Series C Liberty SiriusXM common stock repurchases. This use was primarily funded by $125 million of borrowings under the margin loan secured by shares of Sirius XM Holdings and dividends from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the three months ended March 31, 2021, Sirius XM Holdings declared a cash dividend and paid in cash an aggregate amount of $61 million, of which Liberty received $47 million. On April 20, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock payable on May 28, 2021 to stockholders of record as of the close of business on May 7, 2021.

During the three months ended March 31, 2021, Formula 1 generated cash from operations and did not have any material uses of cash.

Braves Holdings’ primary use of cash was capital expenditures for continued expansion of the mixed-use development, funded primarily by cash from operations and net borrowings of debt.

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

To date, the COVID-19 pandemic has not affected Sirius XM Holdings’ capital and financial resources, including its liquidity position. In addition, the COVID-19 pandemic has not impacted Sirius XM Holdings’ ability to access its traditional funding sources. The pandemic has not increased Sirius XM Holdings’ costs of, or reduced its access to, capital under its revolving credit facility or in the debt capital markets, and Sirius XM Holdings does not believe it is reasonably likely to do so in the near-term.  In addition, Sirius XM Holdings does not believe that the pandemic will affect its ongoing ability to meet the covenants in its debt instruments, including under its revolving credit facility.

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

Results of Operations—Businesses

Sirius XM Holdings.  Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM’s website. The Sirius XM service is also available through its user interface, called “360L,” which combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of its satellite radios and accessories, and other ancillary services. As of March 31, 2021, the Sirius XM business had approximately 34.5 million subscribers.

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

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of March 31, 2021, Pandora had approximately 6.5 million subscribers.

The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Pandora also sells advertising on unaffiliated audio platforms and podcasts. Pandora is the exclusive U.S. ad sales representative for SoundCloud. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Pandora also has arrangements to serve as the ad sales representative for certain podcasts, such as the podcasts of NBC News. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of March 31, 2021, the Pandora business had approximately 55.9 million monthly active users.

In February 2020, Sirius XM Holdings completed a $75 million investment in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners, and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complemented the existing ad sales relationship between SoundCloud and Pandora.

In June 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform. In October 2020, Sirius XM Holdings acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302 million, which includes $266 million in cash and $36 million related to contingent consideration. The agreement provides that Sirius XM Holdings will potentially make up to $60 million in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics through 2021. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Stitcher and Simplecast are included in the Pandora reporting unit.

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

As of March 31, 2021, there is an approximate 23% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Sirius XM:
Subscriber revenue	$1,481	1,457
Advertising revenue	42	44
Equipment revenue	57	41
Other revenue	36	41
Total Sirius XM revenue	1,616	1,583
Pandora:
Subscriber revenue	130	128
Advertising revenue	312	241
Total Pandora revenue	442	369
Total revenue	2,058	1,952
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(623)	(593)
Pandora cost of services (excluding legal reserve)	(305)	(262)
Subscriber acquisition costs	(86)	(99)
Selling, general and administrative expenses	(308)	(299)
Other operating expenses	(54)	(60)
Adjusted OIBDA	682	639
Impairment, restructuring and acquisition costs	(245)	—
Legal reserves	—	16
Stock-based compensation	(51)	(55)
Depreciation and amortization	(149)	(149)
Operating income	$237	451

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 2% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase was primarily attributable to growth in Sirius XM’s self-pay subscriber base, driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue decreased approximately 5% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year primarily due to lower advertising spend as Sirius XM continues to recover to pre-COVID levels, primarily on sports channels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 39% for the three months ended March 31, 2021 as compared to the corresponding period in the prior year driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels and due to Sirius XM’s transition to a new generation of chipsets.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased approximately 12% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year primarily driven by lower revenue generated by connected vehicle services, Sirius XM Canada and rental car arrangements.

Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pandora subscriber revenue increased 2% during the three months ended March 31, 2021, as compared to the corresponding period in the prior year primarily driven by the inclusion of Stitcher.

Pandora advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora advertising revenue increased 29% during the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase was primarily due to growth in Pandora-owned and operated revenue from higher sell-through and pricing, the inclusion of Stitcher and increased revenue from AdsWizz.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 3% for the three months ended March 31, 2021 as compared to the corresponding period in the prior year. The increase was due to overall greater revenue subject to music royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 8% for the three months ended March 31, 2021 as compared to the corresponding period in the prior year driven by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs increased 4% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year driven by higher transaction costs, partially offset by lower bad debt expense.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services increased 20% during the three months ended March 31, 2021, respectively, as compared to the corresponding period in the prior year. The increase was primarily driven by higher cloud hosting and wireless costs associated with Sirius XM’s 360L platform and its streaming and connected vehicle services and higher inventory reserves, partially offset by lower direct sales to consumers.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora costs of services increased 16% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 19% during the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase was primarily due to higher owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher and the growth in other off-platform revenue.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 80% during the three months ended March 31, 2021, as compared to the corresponding period in the prior year primarily due to higher production costs and personnel related costs driven by the inclusion of Stitcher.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs decreased 24% during the three months ended

March 31, 2021, as compared to the corresponding period in the prior year driven by lower bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs increased 25% during the three months ended March 31, 2021, as compared to the corresponding period in the prior year due to higher streaming costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three months ended March 31, 2021, subscriber acquisition costs decreased approximately 13% as compared to the corresponding period in the prior year. The decrease was driven by lower hardware subsidies as certain subsidy rates decreased as well as lower OEM installations.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2021, selling, general and administrative expense increased 3% as compared to the corresponding period in the prior year. The increase was primarily due to gains recorded on Sirius XM Holdings’ deferred compensation investments, compared to losses during the three months ended March 31, 2020 and higher technology costs, partially offset by the impact of fewer media campaigns and lower travel and entertainment costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2021 other operating expenses decreased approximately 10% as compared to the corresponding period in the prior year, driven by lower personnel costs.

Impairment, restructuring and acquisition costs include a $220 million impairment to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing and restructuring costs of $25 million resulting from the termination of leased office space during the three months ended March 31, 2021. These charges have been excluded from Adjusted OIBDA.

Legal reserves for the three months ended March 31, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying condensed consolidated financial statements for the three months ended March 31, 2020. The reserve has been excluded from Adjusted OIBDA for the corresponding period as it was not part of Sirius XM Holdings’ normal operations and does not relate to the on-going performance of the business.

Stock-based compensation decreased 7% during the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The decrease is primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense was flat for the three months ended March 31, 2021 as compared to the corresponding period in the prior year.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with various Events. The 2021 World Championship calendar consists of 23 Events. The 2020

World Championship calendar was originally scheduled to have 22 Events. However, due to the COVID-19 pandemic, the start of the 2020 season was postponed until early July, with certain Events being cancelled and others rescheduled to later dates. The 2020 World Championship revised calendar consisted of 17 Events. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, media rights (formerly referred to as broadcasting) and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Primary Formula 1 revenue	$159	17
Other Formula 1 revenue	21	22
Total Formula 1 revenue	180	39
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(84)	(43)
Selling, general and administrative expenses	(30)	(28)
Adjusted OIBDA	66	(32)
Stock-based compensation	(3)	(4)
Depreciation and amortization	(96)	(101)
Operating income (loss)	$(33)	(137)

Number of Events	1	—

During the three months ended March 31, 2021, Formula 1 began reporting certain components of Other Formula 1 revenue in Primary Formula 1 revenue to better align with the way it currently evaluates the business. In addition, broadcasting revenue was renamed media rights revenue. The components that were reclassified include fees for licensing commercial rights for Formula 2 and Formula 3 races, fees for the origination and support of program footage, fees for broadcast rights for Formula 2 and Formula 3 races, fees for F1 TV subscriptions and fees for advertising rights on Formula 1’s digital platforms. Accordingly, $4 million of Other Formula 1 revenue has been reclassified to Primary Formula 1 revenue for the three months ended March 31, 2020 to conform with the current period presentation.

Primary Formula 1 revenue is derived from the commercial exploitation and development of the World Championship through a combination of race promotion fees (earned from granting the rights to host, stage and promote each Event on the World Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2 and Formula 3 races at their Events and from technical service fees from promoters to support the origination of program footage), media rights fees (earned from licensing the right to broadcast Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights) and sponsorship fees (earned from the sale of World Championship and Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events).

Primary Formula 1 revenue increased $142 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year. Race promotion revenue, media rights revenue and sponsorship were all higher during the three months ended March 31, 2021, as compared to the corresponding period in the prior year, due to the impact of the recognition of season-based income resulting from one Event in the current period and no Events in the prior year period. In addition, during the three months ended March 31, 2021, a one-time settlement related to another Event, relieving a race promoter from its obligation to stage a race in 2021, contributed to the increase in race promotion revenue and growth in F1 TV subscription revenue contributed to the increase in media rights revenue. During the three months ended

March 31, 2020, Primary Formula 1 revenue consisted only of the elements of sponsorship contracts that related to non-race related rights and media rights income generated from F1 TV and archive exploitation, with no race promotion fees nor season-based media rights fees recognized.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. The $1 million decrease in Other Formula 1 revenue during the three months ended March 31, 2021 as compared to the corresponding period in the prior year was attributable to lower freight, logistics and Formula 2 and Formula 3 income, partially offset by higher licensing income. Despite the cancellation of the first scheduled Event in 2020 in Australia, freight and logistics services were still provided and the related revenue was higher than freight and logistics income for the first Event of 2021 held in Bahrain.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Team payments	$(44)	—
Other costs of Formula 1 revenue	(40)	(43)
Cost of Formula 1 revenue	$(84)	(43)

Cost of Formula 1 revenue increased $41 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increase in team payments during the three months ended March 31, 2021 as compared to the corresponding period in the prior year was attributable to the pro rata recognition of team payments, driven by one Event during the three months ended March 31, 2021 and no Events in the corresponding prior year period.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs decreased $3 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year primarily due to lower freight costs and lower digital media product development costs, partially offset by the proportionate recognition of a full year of FIA fees and higher technical and other Event costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $2 million during the three months ended March 31, 2021 as compared to the prior year period primarily due to higher personnel costs.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $1 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year due to the vesting of outstanding awards and a decrease in the number of awards granted and the fair value of the underlying awards.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $5 million during the three months ended March 31, 2021 as compared to the corresponding period in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates ANLBC, three Professional Development League clubs (the Gwinnett Stripers, the Mississippi Braves and the Rome Braves) and the GCL Braves. ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and the area surrounding the stadium offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and the construction of the adjacent mixed-use development project, which we refer to as the Development Project.

Due to COVID-19, MLB postponed the start of the 2020 season until late July. The 2020 MLB regular season was comprised of 60 games, without fans in attendance. The 2020 minor league season was cancelled. The 2021 regular season is expected to be comprised of approximately 160 games and the minor league season is expected to start in May.

Operating results attributable to Braves Holdings were as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Baseball revenue	$7	12
Development revenue	9	10
Total Braves Holdings revenue	16	22
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(20)	(29)
Selling, general and administrative expenses	(16)	(18)
Adjusted OIBDA	(20)	(25)
Stock-based compensation	(2)	(3)
Depreciation and amortization	(15)	(15)
Operating income	$(37)	(43)

Home Games	—	—

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. The decrease in baseball revenue during the three months ended March 31, 2021 as compared to the corresponding period in the prior year was primarily driven by reduced capacity at spring training games due to the impact of COVID-19 and fewer special events at the ballpark and spring training facility. Development revenue decreased slightly during the three months ended March 31, 2021 as compared to the corresponding period in the prior year due to a reduction of variable income at the retail portion of the mixed-use facilities, partially offset by increases of rental income from various new lease commencements.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2021, other operating expenses decreased $9 million, as compared to the corresponding period in the prior year primarily due to reduced capacity at spring training games, reduced personnel costs, reduced scouting related expenses and reduced minor league expenses as a result of the delay of the start of the minor league season.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $2 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The decrease during the three months ended March 31, 2021 as compared to the prior year period was primarily driven by lower marketing expenses and other cost reduction initiatives.

Stock-based compensation decreased $1 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year, driven by a decrease in the fair value of the underlying awards.

Depreciation and amortization was relatively flat for the three months ended March 31, 2021, as compared to the corresponding period in the prior year.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,898	1.9%	$11,252	3.8%
Braves Group	$259	1.7%	$417	3.4%
Formula One Group	$832	3.5%	$2,794	4.6%

Liberty’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate.  The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings and Formula 1 expect to incorporate alternative reference rates when amending these facilities, as applicable.

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

At March 31, 2021, the fair value of our marketable equity securities was $366 million. Had the market price of such securities been 10% lower at March 31, 2021, the aggregate value of such securities would have been approximately $37 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at March 31, 2021 the aggregate value of such security would have been $590 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes "Legal Proceedings" under Item 3 of Part I. Refer to note 10 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

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

A summary of the repurchase activity for the three months ended March 31, 2021 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
January 1-31, 2021	192,706	$42.81	518,375	$41.38	711,081	$1,022
February 1-28, 2021	40,304	$40.94	651,556	$43.05	691,860	$992
March 1-31, 2021	333,876	$45.13	730,405	$44.91	1,064,281	$944
Total	566,886		1,900,336		2,467,222

There were no repurchases of Series A Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended March 31, 2021.

During the three months ended March 31, 2021, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

II-1

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Form of Performance-Based Restricted Stock Units Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 7, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 7, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3