Form 10-Q
period 2021-06-30
Liberty Media Corp
filed 2021-08-06
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2021 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	97,425,637	9,802,232	225,196,788
Liberty Braves common stock	10,312,954	981,494	40,973,208
Liberty Formula One common stock	25,836,549	2,445,895	203,597,020

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2021	December 31, 2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,935	2,831
Trade and other receivables, net	823	823
Other current assets	603	376
Total current assets	5,361	4,030
Investments in affiliates, accounted for using the equity method (note 6)	881	1,018

Property and equipment, at cost	3,899	4,017
Accumulated depreciation	(1,906)	(1,778)
	1,993	2,239
Intangible assets not subject to amortization (note 7):
Goodwill	19,247	19,218
FCC licenses	8,600	8,600
Other	1,385	1,385
	29,232	29,203
Intangible assets subject to amortization, net (note 7)	5,085	5,378
Other assets	3,102	2,136
Total assets	$45,654	44,004

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,567	1,583
Current portion of debt, including $543 million and $684 million measured at fair value, respectively (note 8)	1,553	743
Deferred revenue	2,211	2,070
Other current liabilities	109	94
Total current liabilities	5,440	4,490
Long-term debt, including $4,068 million and $3,861 million measured at fair value, respectively (note 8)	17,420	16,686
Deferred income tax liabilities	2,156	2,126
Other liabilities	1,055	1,101
Total liabilities	26,071	24,403

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2021	December 31, 2020

	amounts in millions,
	except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 9)	575	—

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 97,425,637 shares at June 30, 2021 and 99,383,666 shares at December 31, 2020 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,312,954 shares at June 30, 2021 and 10,312,670 shares at December 31, 2020 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,836,549 shares at June 30, 2021 and 25,835,838 shares at December 31, 2020 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at June 30, 2021 and 9,802,237 at December 31, 2020 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,494 shares at June 30, 2021 and 981,778 at December 31, 2020 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,895 shares at June 30, 2021 and 2,446,606 shares at December 31, 2020 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 226,108,596 shares at June 30, 2021 and 229,575,090 shares at December 31, 2020 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 40,973,208 shares at June 30, 2021 and 40,958,175 shares at December 31, 2020 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 203,597,020 shares at June 30, 2021 and 203,538,477 shares at December 31, 2020 (note 2)	2	2
Additional paid-in capital	2,225	2,688
Accumulated other comprehensive earnings (loss), net of taxes	37	78
Retained earnings	12,621	12,320
Total stockholders' equity	14,888	15,091
Noncontrolling interests in equity of subsidiaries	4,120	4,510
Total equity	19,008	19,601
Commitments and contingencies (note 10)
Total liabilities and equity	$45,654	44,004

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,159	1,874	4,217	3,826
Formula 1 revenue	501	24	681	63
Other revenue	216	11	232	33
Total revenue	2,876	1,909	5,130	3,922
Operating costs and expenses, including stock-based compensation (note 3):
Cost of services (exclusive of depreciation shown separately below):
Revenue share and royalties	663	587	1,303	1,157
Programming and content	135	110	265	228
Customer service and billing	127	122	244	240
Other	58	47	110	91
Cost of Formula 1 revenue	398	16	482	59
Subscriber acquisition costs	89	48	175	147
Other operating expense	208	85	292	185
Selling, general and administrative	445	390	855	798
Impairment, restructuring and acquisition costs (note 10)	(137)	24	108	24
Depreciation and amortization	268	266	532	533
	2,254	1,695	4,366	3,462
Operating income (loss)	622	214	764	460
Other income (expense):
Interest expense	(158)	(163)	(316)	(327)
Share of earnings (losses) of affiliates, net (note 6)	(48)	(193)	(143)	(255)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	155	(180)	106	(179)
Other, net	13	14	28	31
	(38)	(522)	(325)	(730)
Earnings (loss) before income taxes	584	(308)	439	(270)
Income tax (expense) benefit	(56)	46	75	10
Net earnings (loss)	528	(262)	514	(260)
Less net earnings (loss) attributable to the noncontrolling interests	111	64	160	142
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 9)	—	—	53	—
Net earnings (loss) attributable to Liberty stockholders	$417	(326)	301	(402)

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$337	(88)	326	126
Liberty Braves common stock	25	(38)	(34)	15
Liberty Formula One common stock	55	(200)	9	(543)
	$417	(326)	301	(402)

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	1.01	(0.27)	0.97	0.39
Series A, B and C Liberty Braves common stock	0.48	(0.75)	(0.65)	0.29
Series A, B and C Liberty Formula One common stock	0.24	(0.86)	0.04	(2.34)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	1.00	(0.28)	0.96	0.28
Series A, B and C Liberty Braves common stock	0.39	(0.75)	(0.65)	(1.22)
Series A, B and C Liberty Formula One common stock	0.24	(0.86)	0.04	(2.34)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Net earnings (loss)	$528	(262)	514	(260)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	10	15	14	(22)
Credit risk on fair value debt instruments gains (losses)	(5)	21	(53)	237
Unrealized holding gains (losses) arising during the period	—	—	(1)	(6)
Share of other comprehensive earnings (loss) of equity affiliates	2	4	3	(26)
Gains (losses) on early extinguishment of debt	(1)	—	(1)	—
Comprehensive earnings (loss)	534	(222)	476	(77)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	113	68	163	136
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest (note 9)	—	—	53	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$421	(290)	260	(213)

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$341	(53)	293	221
Liberty Braves common stock	25	(39)	(35)	8
Liberty Formula One common stock	55	(198)	2	(442)
	$421	(290)	260	(213)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings	$514	(260)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	532	533
Stock-based compensation	123	112
Non-cash impairment and restructuring costs	245	24
Share of (earnings) loss of affiliates, net	143	255
Realized and unrealized (gains) losses on financial instruments, net	(106)	179
Deferred income tax expense (benefit)	(101)	(34)
Other, net	3	10
Changes in operating assets and liabilities
Current and other assets	(176)	(240)
Payables and other liabilities	58	290
Net cash provided (used) by operating activities	1,235	869
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(185)	(87)
Investment of subsidiary initial public offering proceeds into trust account	(575)	—
Return of investment in equity method affiliates	38	105
Cash proceeds from sale of investments	169	13
Cash (paid) received for acquisitions, net of cash acquired	(14)	(28)
Capital expended for property and equipment, including internal-use software and website development	(190)	(206)
Other investing activities, net	3	—
Net cash provided (used) by investing activities	(754)	(203)
Cash flows from financing activities:
Borrowings of debt	3,794	2,835
Repayments of debt	(2,513)	(884)
Liberty SiriusXM stock repurchases	(243)	(138)
Subsidiary shares repurchased by subsidiary	(856)	(399)
Proceeds from Liberty SiriusXM common stock rights offering	—	754
Cash dividends paid by subsidiary	(28)	(33)
Taxes paid in lieu of shares issued for stock-based compensation	(45)	(46)
Proceeds from initial public offering of subsidiary	575	—
Other financing activities, net	(34)	(20)
Net cash provided (used) by financing activities	650	2,069
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,129	2,725
Cash, cash equivalents and restricted cash at beginning of period	2,877	1,306
Cash, cash equivalents and restricted cash at end of period	$4,006	4,031

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2021	2020

	amounts in millions
Cash and cash equivalents	$3,935	2,831
Restricted cash included in other current assets	49	16
Restricted cash included in other assets	22	30
Total cash and cash equivalents and restricted cash at end of period	$4,006	2,877

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended June 30, 2021

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2021	$—	1	—	2	—	—	—	—	—	2	2,428	33	12,204	4,228	18,898
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	417	111	528
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	4	—	2	6
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	54	—	—	10	64
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(23)	—	—	—	(23)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(136)	—	—	—	(136)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(92)	—	—	(236)	(328)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(13)	—	—	19	6
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Other, net	—	—	—	—	—	—	—	—	—	—	7	—	—	—	7
Balance at June 30, 2021	$—	1	—	2	—	—	—	—	—	2	2,225	37	12,621	4,120	19,008

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Six Months ended June 30, 2021

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	1	—	2	—	—	—	—	—	2	2,688	78	12,320	4,510	19,601
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	301	160	461
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(41)	—	3	(38)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	106	—	—	24	130
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(45)	—	—	—	(45)
Liberty SiriusXM stock repurchases	—	—	—	—	—	—	—	—	—	—	(243)	—	—	—	(243)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(230)	—	—	(614)	(844)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(58)	—	—	64	6
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Other, net	—	—	—	—	—	—	—	—	—	—	7	—	—	1	8
Balance at June 30, 2021	$—	1	—	2	—	—	—	—	—	2	2,225	37	12,621	4,120	19,008

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) at Liberty’s corporate headquarters. Under these various agreements, approximately $8 million and $7 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2021 and 2020, respectively, and $13 million and $16 million were reimbursed to Liberty during the six months ended June 30, 2021 and 2020, respectively.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of June 30, 2021, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group holds intergroup interests in the Formula One Group and the Braves Group as of June 30, 2021. In April 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle its obligation under the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. As of June 30, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $1,542 million, which includes $1,124 million of subsidiary cash. During the six months ended June 30, 2021, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $121 million, of which Liberty received $93 million. On July 19, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock payable on August 30, 2021 to stockholders of record as of the close of business on August 6, 2021.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of June 30, 2021, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group. As of June 30, 2021, the Braves Group has cash and cash equivalents of approximately $168 million, which includes $93 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of June 30, 2021, the Formula One Group is

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and LMAC, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Liberty SiriusXM Group retains an intergroup interest in the Formula One Group. In April 2021, the Formula One Group received approximately $384 million from the Liberty SiriusXM Group to settle the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. As of June 30, 2021, the Formula One Group has cash and cash equivalents of approximately $2,225 million, which includes $537 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.1% intergroup interest at June 30, 2021. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at June 30, 2021. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at June 30, 2021. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Cost of services:
Programming and content	$8	7	16	15
Customer service and billing	2	1	3	3
Other	2	2	3	3
Other operating expense	7	9	17	20
Selling, general and administrative	41	26	84	71
	$60	45	123	112

Liberty—Grants of Awards

Options granted during the six months ended June 30, 2021 are summarized as follows:

	Six Months Ended
	June 30, 2021
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

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the six months ended June 30, 2021.

Also during the six months ended June 30, 2021, the Company granted 31 thousand and 65 thousand performance-based RSUs of Series C common stock of Liberty Braves and Liberty Formula One, respectively, to our CEO. The RSUs had a GDFV of $31.24 and $45.88 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	10,870	$34.96
Granted	290	$45.34
Exercised	(172)	$31.64
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2021	10,988	$35.28	2.8	years	$123
Exercisable at June 30, 2021	8,541	$32.65	1.9	years	$117

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	3,475	$24.81
Granted	16	$31.24
Exercised	(9)	$16.94
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2021	3,482	$24.86	5.1	years	$11
Exercisable at June 30, 2021	1,005	$19.04	2.2	years	$9

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	10,391	$31.78
Granted	748	$45.88
Exercised	(54)	$21.18
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2021	11,085	$32.78	4.2	years	$171
Exercisable at June 30, 2021	8,945	$30.46	3.7	years	$159

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2021, there were no outstanding options to purchase shares of Series A Liberty SiriusXM common stock, and there were no outstanding options to purchase shares of Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock.

As of June 30, 2021, Liberty Braves and Liberty Formula One had 2 thousand and 1 thousand Series A options outstanding and exercisable at a WAEP of $11.89 and $12.63 and a weighted average remaining contractual life of 1 year and 1.5 years, respectively.

As of June 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $64 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of June 30, 2021, Liberty reserved 11 million, 3.5 million and 11.1 million shares of Series A and Series C common stock, as applicable, of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the six months ended June 30, 2021. As of June 30, 2021, Sirius XM Holdings has approximately 180 million options outstanding of which approximately 101 million are exercisable, each with a WAEP per share of $5.36 and $4.67, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of June 30, 2021 is $225 million and $195 million, respectively. During the six months ended June 30, 2021, Sirius XM Holdings granted approximately 13 million nonvested RSUs with a GDFV per share of $6.03. Stock-based compensation expense related to Sirius XM Holdings was $47 million and $52 million for the three months ended June 30, 2021 and 2020, respectively, and $98 million and $107 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $413 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

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

Excluded from diluted EPS for the three and six months ended June 30, 2021 are approximately 22 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 3 million potentially dilutive shares of Series A and Series C Liberty Braves common stock and 6 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 8), because their inclusion would be antidilutive. The warrant transactions (as described in note 8) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2021 (a)	2020 (a)(b)	2021 (a)	2020 (b)

	numbers of shares in millions
Basic WASO	335	328	336	326
Potentially dilutive shares	2	1	2	3
Diluted WASO (c)	337	329	338	329
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	In May 2020, Liberty distributed subscription rights to holders of Liberty SiriusXM common stock to acquire additional shares of Series C Liberty SiriusXM common stock (the “LSXMK rights offering”). Since the subscription rights were priced at a discount to market value, the LSXMK rights offering is considered a stock dividend and has been reflected retroactively in prior periods for the weighted average shares outstanding.
(c)	The Formula One Group’s intergroup interest in the Liberty SiriusXM Group was eliminated on April 22, 2020 in conjunction with the reattribution. The number of notional Liberty SiriusXM shares representing the intergroup interest held by the Formula One Group was 1,945,491 immediately prior to the reattribution. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Formula One Group had an attributed value in the Liberty SiriusXM Group which was generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty assumed that the notional shares would have been comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Liberty SiriusXM Group had net earnings, the notional shares representing the intergroup interest were included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$337	(88)	326	126
Unrealized (gain) loss on the intergroup interest	NA	(4)	NA	(35)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$337	(92)	326	91

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2021 (a)	2020 (a)	2021	2020

	numbers of shares in millions
Basic WASO	52	51	52	51
Potentially dilutive shares	9	9	9	9
Diluted WASO (b)	61	60	61	60
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	Prior to the reattribution, the number of notional Liberty Braves shares representing the Formula One Group’s intergroup interest in the Braves Group was 9,084,940. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of June 30, 2021.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$25	(38)	(34)	15
Unrealized (gain) loss on the intergroup interests	(1)	7	27	(88)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$24	(31)	(7)	(73)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2021 (a)	2020 (a)	2021	2020 (a)

	numbers of shares in millions
Basic WASO	232	232	232	232
Potentially dilutive shares	8	5	8	6
Diluted WASO (b)	240	237	240	238
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of June 30, 2021. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$55	(200)	9	(543)
Unrealized (gain) loss on the intergroup interest	24	28	25	28
Diluted earnings (loss) attributable to Formula One stockholders	$79	(172)	34	(515)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2021			December 31, 2020
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,526	2,526	—	2,586	2,586	—
Debt and equity securities	$413	383	30	266	181	85
Financial instrument assets	$493	94	399	424	84	340
Debt	$4,611	—	4,611	4,545	—	4,545
Financial instrument liabilities	$99	25	74	106	—	106

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Debt and equity securities	$167	22	216	(113)
Debt measured at fair value (a)	(71)	(262)	(184)	282
Change in fair value of bond hedges (b)	46	73	59	(250)
Other derivatives	13	(13)	15	(98)
	$155	(180)	106	(179)
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $8 million and a gain of $27 million for the three months ended June 30, 2021 and 2020, respectively, and a loss of $68 million and a gain of $302 million for the six months ended June 30, 2021 and 2020, respectively, and the cumulative change since issuance was a gain of $107 million as of June 30, 2021.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 8 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2021 and the carrying amount at December 31, 2020:

	June 30, 2021			December 31, 2020
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	32%	$6,100	$—	163
Sirius XM Canada	70%	$ NA	667	643
Other		NA	79	80
Total Liberty SiriusXM Group			746	886

Braves Group
Other	various	NA	102	94
Total Braves Group			102	94

Formula One Group
Other	various	NA	33	38
Total Formula One Group			33	38
Consolidated Liberty			$881	1,018
(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral as of June 30, 2021 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(67)	(144)	(178)	(144)
Sirius XM Canada	3	4	7	8
Other	(6)	(6)	(12)	(12)
Total Liberty SiriusXM Group	(70)	(146)	(183)	(148)

Braves Group
Other	8	(1)	11	3
Total Braves Group	8	(1)	11	3

Formula One Group
Live Nation (a)	NA	(46)	NA	(112)
Other	14	—	29	2
Total Formula One Group	14	(46)	29	(110)
Consolidated Liberty	$(48)	(193)	(143)	(255)
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Canada

As of June 30, 2021, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $124 million as of June 30, 2021. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

Sirius XM Holdings has approximately $11 million in related party current assets as of June 30, 2021. Sirius XM Holdings recorded approximately $25 million and $23 million in revenue for the three months ended June 30, 2021 and 2020, respectively, and $50 million and $48 million in revenue for the six months ended June 30, 2021 and 2020, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during both of the three months ended June 30, 2021 and 2020, and $1 million during both of the six months ended June 30, 2021 and 2020.

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $14 million and $10 million during the three months ended June 30, 2021 and 2020, respectively, and $27 million and $22 million during the six months ended June 30, 2021 and 2020, respectively. Sirius XM Holdings also had related party liabilities of $19 million as of June 30, 2021 related to this agreement.

(7)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2021	$15,082	3,956	180	19,218
Acquisition (a)	29	—	—	29
Balance at June 30, 2021	$15,111	3,956	180	19,247
(a)	Sirius XM Holdings recorded goodwill related to an acquisition in April 2021 and recorded adjustments to contingent consideration for the prior year acquisition of Stitcher.

Intangible Assets Subject to Amortization

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(839)	2,791	3,630	(742)	2,888
Customer relationships	3,053	(1,534)	1,519	3,053	(1,389)	1,664
Licensing agreements	356	(231)	125	355	(221)	134
Other	1,852	(1,202)	650	1,748	(1,056)	692
Total	$8,891	(3,806)	5,085	8,786	(3,408)	5,378

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Amortization expense for intangible assets with finite useful lives was $202 million and $197 million for the three months ended June 30, 2021 and 2020, respectively, and $401 million and $395 million for the six months ended June 30, 2021 and 2020, respectively. Based on its amortizable intangible assets as of June 30, 2021, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2021	$500
2022	$703
2023	$530
2024	$411
2025	$357

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2021	2021	2020

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	$1,000	1,330	1,251
2.125% Exchangeable Senior Debentures due 2048 (1)	400	419	418
2.25% Exchangeable Senior Debentures due 2048 (1)	385	517	475
2.75% Exchangeable Senior Debentures due 2049 (1)	604	635	628
0.5% Exchangeable Senior Debentures due 2050 (1)	920	1,063	982
Sirius XM Holdings Margin Loan	875	875	750
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	1,000	998	997
Sirius XM 4.625% Senior Notes due 2024	1,500	1,489	1,488
Sirius XM 5.375% Senior Notes due 2026	1,000	994	993
Sirius XM 5.0% Senior Notes due 2027	1,500	1,490	1,490
Sirius XM 4.0% Senior Notes due 2028	2,000	1,978	—
Sirius XM 5.50% Senior Notes due 2029	1,250	1,238	1,237
Sirius XM 4.125% Senior Notes due 2030	1,500	1,485	1,484
Pandora 1.75% Convertible Senior Notes due 2023	193	173	170
Sirius XM Senior Secured Revolving Credit Facility	—	—	649
Deferred financing costs		(14)	(12)
Total Liberty SiriusXM Group	14,127	14,670	13,000
Braves Group
Subsidiary notes and loans:
Notes and loans	694	694	674
Deferred financing costs		(3)	(4)
Total Braves Group	694	691	670
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	450	621	582
2.25% Exchangeable Senior Debentures due 2046 (1)	25	26	209
Other	71	71	74
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,902	2,904
Deferred financing costs		(8)	(10)
Total Formula One Group	3,448	3,612	3,759
Total debt	$18,269	18,973	17,429
Debt classified as current		(1,553)	(743)
Total long-term debt		$17,420	16,686

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

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of June 30, 2021.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. As of June 30, 2021, the Convertible Notes are classified as a long term liability in the condensed consolidated balance sheet, as the conversion conditions have not been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. As of June 30, 2021, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. As of June 30, 2021, the basket price of the securities underlying the Bond Hedge Transaction was $61.06 per share. The bond hedge expires on October 15, 2023 and is included in Other assets as of June 30, 2021 and December 31, 2020 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. As of June 30, 2021, the warrants covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of June 30, 2021. As of June 30, 2021, the basket price of the securities underlying the warrants was $61.06 per share. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

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

Upon an exchange of debentures, Liberty, at its option, may deliver AT&T common stock, cash or a combination of AT&T common stock and cash. The number of shares of AT&T common stock attributable to a debenture represents an initial exchange price of approximately $35.35 per share. A total of approximately 6.11 million shares of AT&T common stock were initially attributable to the debentures. During the three months ended June 30, 2021, the Company sold approximately 5.33 million shares of AT&T common stock attributable to the debentures to fund individually negotiated private repurchases of $176 million principal amount of debentures.

The debentures may be redeemed by Liberty, in whole or in part, on or after October 5, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on October 5, 2021. Accordingly, the debentures are classified as a current liability in the condensed consolidated balance sheet as of June 30, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest.

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

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2021. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2021. Accordingly, the debentures are classified as a current liability in the condensed consolidated balance sheets as of June 30, 2021. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, extended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan, and was scheduled to mature during March 2022. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan and any drawn portion of the revolver carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Other terms of the agreement were substantially similar to the previous arrangement. Borrowings outstanding under this margin loan bore interest at a rate of 2.15% per annum at June 30, 2021. As of June 30, 2021, availability under the Sirius XM Holdings Margin Loan was $875 million. As of June 30, 2021, 1,305.0 million shares of Sirius XM Holdings common stock held by Liberty with a value of $8,535 million were pledged as collateral to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. On November 9, 2020, the margin loan was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2021, availability under the Live Nation Margin Loan was $200 million. As of June 30, 2021, 9.0 million shares of the Company’s Live Nation common stock with a value of $786 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM 4.0% Senior Notes Due 2028

In June 2021, Sirius XM issued $2.0 billion aggregate principal amount of 4.0% Senior Notes due 2028 (the “4.0% Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 4.0% per annum.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The 4.0% Notes will mature on July 15, 2028. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes. Sirius XM Holdings used a portion of the net proceeds from the offering to repay borrowings outstanding under its Credit Facility, as defined below, and intends to redeem all of its 3.875% Senior Notes due 2022.

Sirius XM 3.875% Senior Notes Due 2022

Sirius XM issued a redemption notice for all of its 3.875% Senior Notes due 2022 in June 2021 and completed the redemption on August 2, 2021. Accordingly, the 3.875% Senior Notes due 2022 are classified as a current liability in the condensed consolidated balance sheet as of June 30, 2021.

Sirius XM 3.125% Senior Notes Due 2026 and Sirius XM 3.875% Senior Notes Due 2031

On August 2, 2021, Sirius XM priced an offering of $1.0 billion aggregate principal amount of 3.125% Senior Notes due 2026 and $1.5 billion aggregate principal amount of 3.875% Senior Notes due 2031. The sale of the notes is expected to close in August 2021. Sirius XM Holdings intends to use the net proceeds, together with cash on hand and borrowings under its Credit Facility, as defined below, to redeem all of its 5.375% Senior Notes due 2026 and all of its 4.625% Senior Notes due 2024.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in June 2023. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of June 30, 2021 and is payable on a quarterly basis.  The Credit Facility contains customary covenants, including a maintenance covenant. As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of June 30, 2021.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of June 30, 2021
	June 30,	December 31,	Borrowing	Weighted avg	Maturity
	2021	2020	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$125	115	185	1.45%	various
Ballpark funding
Senior secured note	181	184	NA	3.77%	September 2041
Floating rate notes	58	60	NA	1.95%	September 2029
Stadium credit facility	46	—	46	1.23%	December 2022
Term loan	—	46	NA	NA	August 2021
Mixed-use credit facilities and loans	254	239	307	3.29%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$694	674

Formula 1 Loans

Formula 1 has a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”), which includes a $500 million revolving credit facility. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of June 30, 2021, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of June 30, 2021. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of June 30, 2021, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio, debt yield ratio, capital expenditures and liquidity. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. Recent amendments to Formula 1’s Senior Loan Facility and certain Braves Holdings debt provide for covenant relief, subject to certain conditions, for a specified period of time. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of June 30, 2021.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2021
Sirius XM 3.875% Senior Notes due 2022	$1,002
Sirius XM 4.625% Senior Notes due 2024	$1,540
Sirius XM 5.375% Senior Notes due 2026	$1,030
Sirius XM 5.0% Senior Notes due 2027	$1,573
Sirius XM 4.0% Senior Notes due 2028	$2,060
Sirius XM 5.50% Senior Notes due 2029	$1,358
Sirius XM 4.125% Senior Notes due 2030	$1,517
Pandora 1.75% Senior Notes due 2023	$228

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at June 30, 2021.

(9) Liberty Media Acquisition Corporation

In November 2020, the Company, through its wholly owned subsidiary, Liberty Media Acquisition Sponsor, LLC (the “Sponsor”), formed LMAC and ultimately purchased approximately 14.4 million shares of LMAC Series F common stock (“Founder Shares”) for $25,000.

On January 26, 2021, LMAC consummated its initial public offering (“IPO”) of 57.5 million units (the “Units”), including 7.5 million Units sold pursuant to the full exercise of the underwriters’ overallotment option. Each Unit consists of one share of Series A common stock of LMAC and one-fifth of one redeemable warrant of LMAC. Each whole warrant entitles the holder thereof to purchase one share of Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC's initial business combination and 12 months from the closing of the IPO (“Public Warrants”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to LMAC of $575 million, which were placed in a U.S.-based trust account (Level 1) which is included in other assets in the condensed consolidated balance sheet. Substantially concurrent with the IPO, LMAC completed the private placement of 10 million warrants to the Sponsor, generating gross proceeds of $15 million (“Private Placement Warrants”). Each Private Placement Warrant entitles the holder thereof to purchase one share of LMAC’s Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC’s initial business combination and 12 months from the closing of the IPO and the Sponsor has committed to acquire $250 million of forward purchase units (each consisting of one share of LMAC’s Series B common stock and one-fifth of one redeemable warrant to purchase one share of LMAC’s Series A common stock), at a price of $10.00 per unit,  pursuant to a forward purchase agreement that will close substantially concurrently with the consummation of LMAC’s initial business combination.

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

The changes in the components of redeemable noncontrolling interests were as follows (in millions):

Balance at January 1, 2021	$—
Initial recognition of redeemable noncontrolling interests	522
Net earnings (loss) attributable to the noncontrolling interests	(5)
Change in redemption value of redeemable noncontrolling interests	58
Balance at June 30, 2021	$575

The Public Warrants, issued as part of the Units in the IPO, have certain provisions which require LMAC to account for these instruments at fair value as a liability. Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock. At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs. At June 30, 2021 the value of the liability was $25 million based on the fair market value of the Public Warrants.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

contracts as of June 30, 2021 aggregated $392 million, which is payable as follows: $172 million in 2021, $63 million in 2022, $54 million in 2023, $48 million in 2024 and $55 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

SXM-7 Satellite

On December 13, 2020, Sirius XM Holdings launched its SXM-7 satellite and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which Sirius XM Holdings considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 million was recoverable. In determining recoverability of SXM-7, Sirius XM Holdings compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, the carrying value of the satellite is not recoverable and an impairment charge of $220 million was recorded to impairment, restructuring and acquisition costs in the condensed consolidated statement of operations during the six months ended June 30, 2021. SXM-7 remains in-orbit and has been moved to its assigned orbital location, but is not being used to provide satellite radio service.

Sirius XM Holdings procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 is $225 million. Sirius XM Holdings filed insurance claims with the insurers with respect to SXM-7 in May 2021. During the three and six months ended June 30, 2021 Sirius XM Holdings recorded insurance recoveries of $140 million which have been recorded as a reduction to impairment, restructuring and acquisition costs in the condensed consolidated statements of operations.  Sirius XM Holdings collected $17 million of insurance recoveries through June 30, 2021 and the remaining $123 million is recorded as a receivable in other current assets in the condensed consolidated balance sheet.  At this time, Sirius XM Holdings is unable to reliably estimate the timing and amount of the remaining insurance recoveries and will record the insurance recoveries when they are probable and estimable.

Sirius XM Holdings does not expect its satellite radio service to be impacted by these adverse SXM-7 events. The XM-3 and XM-4 satellites continue to operate and are expected to support Sirius XM Holdings’ satellite radio service for several years.  In addition, the XM-5 satellite remains available as an in-orbit spare.  The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and is expected to be placed into service during the third quarter of 2021 following the completion of in-orbit testing.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restructuring of Sirius XM Holdings’ leases

During the six months ended June 30, 2021, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, surrendered certain office leases, primarily in New York, New York and Oakland, California.  Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, Sirius XM Holdings recorded impairments aggregating $18 million to reduce the carrying value of the assets to their fair values. Additionally, Sirius XM Holdings accrued expenses of $6 million for which it will not recognize any future economic benefits and wrote off leasehold improvements of $1 million. The fair values of the assets were determined using a discounted cash flow model based on Sirius XM Holdings management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 million was recorded to impairment, restructuring and acquisition costs in the condensed consolidated statement of operations for the six months ended June 30, 2021.

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

Copyright Royalty Board Proceeding to Determine the Rate for Statutory Webcasting.  On June 11, 2021, the Copyright Royalty Board of the Library of Congress (“CRB”) issued its initial determination regarding the royalty rates payable by Sirius XM Holdings under the statutory license by which webcasters perform sound recordings via digital transmission over the internet and make ephemeral (server) copies of those recordings during the five-year period starting January 1, 2021 and ending on December 31, 2025. Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as “webcasting”), the proceeding sets the rates that Pandora pays for statutorily licensed music streaming on its free, ad-supported service (and for the non-interactive music streaming that occurs on its subscription tiers), and that Sirius XM pays for music streaming on its subscription internet radio service.

This proceeding does not set the rates that Sirius XM Holdings pays for its other music offerings (such as its satellite radio or business establishment services) and does not affect the rates Sirius XM Holdings pays music publishers for its services, which are covered under different licenses. The statutory rates set in this proceeding will, however, affect the amount Sirius XM Holdings pays for streaming on Pandora under certain of its direct licenses with sound recording copyright owners (i.e., record companies). The royalty rates under many of those direct licenses, which cover a large majority of the sound recordings that Sirius XM Holdings performs on Pandora, are indexed to the statutory rates established in this proceeding.

Under the terms of the CRB’s decision, the statutory royalty rate in 2021 will be $0.0021 per performance for non-subscription transmissions (such as offered by the Pandora ad-supported business) and $0.0026 per performance for subscription transmissions (such as offered by the Sirius XM internet radio service). The rate for 2020 was $0.0018 per performance for non-subscription transmissions and $0.0024 per performance for subscription transmissions. The rates announced by the CRB in this initial determination for 2021 are an approximate 17% increase in the rates for non-subscription transmissions and an approximate 8% increase in the rates for subscription transmissions, in each case over the rates in effect during 2020. Rates for the remainder of the five-year period are subject to adjustment each year by the CRB to reflect any changes occurring in the cost of living as determined by the most recent Consumer Price Index for All Urban Consumers.

Once the CRB has provided the Register of Copyrights with sixty days to review the determination for any legal error, the Librarian of Congress will publish the final determination in the Federal Register. The parties will have thirty days from that publication to appeal the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

Exchange Agreement with Chairman

On July 28, 2021, the Company entered into an exchange agreement, among the Company, John C. Malone (the Chairman of the Board of the Company), and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”), whereby, among other things, Mr. Malone agreed to an arrangement under which his aggregate voting power in the Company would not exceed 49% (the “Target Voting Power”) plus 0.5% (under certain circumstances). As of June 30, 2021, Mr. Malone beneficially owned shares of common stock of the Company constituting approximately 48.6% of the aggregate outstanding voting power of the Company, including approximately 47.5%, 47.6% and 49.0% of the outstanding voting power of the Company’s Liberty Braves common stock, Liberty Formula One common stock and Liberty SiriusXM common stock, respectively.

The Exchange Agreement provides for exchanges by the Company and Mr. Malone or the JM Trust of shares of Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock or Series B Liberty Formula One common stock for shares of Series C Liberty SiriusXM common stock, Series C Liberty Braves common stock or Series C Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Formula One common stock, respectively, in connection with certain events, including (i) any event that would result in a reduction in the outstanding votes of any of the Company’s tracking stock groups (each, a “Group”) or an increase of Mr. Malone’s beneficially-owned voting power in any Group (other than a Voting Power Exchange (as defined below)) (an “Accretive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group would exceed the Target Voting Power plus 0.5%, (ii) from and after the occurrence of any Accretive Event, any event that would result in an increase in the outstanding votes of any Group or a decrease of Mr. Malone’s beneficially-owned voting power in any Group (a “Dilutive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group falls below the Target Voting Power less 0.5%, or (iii) on a quarterly basis or in connection with any annual or special meeting of stockholders, upon request by Mr. Malone or the JM Trust, if Mr. Malone’s aggregate voting power in the Company is less than the Target Voting Power and would continue to be less than the Target Voting Power upon completion of such exchange (a "Voting Power Exchange").  Additionally, the Exchange Agreement contains certain provisions with respect to fundamental events at the Company, meaning any combination, consolidation, merger, exchange offer, split-off, spin-off, rights offering or dividend, in each case, as a result of which holders of Series B common stock of one or more Groups are entitled to receive securities of the Company, securities of another person, property or cash, or a combination thereof.

In connection with an Accretive Event with respect to a Group, Mr. Malone or the JM Trust will be required to exchange with the Company shares of Series B common stock of such Group (“Exchanged Group Series B Shares”) for an equal number of shares of Series C common stock of the same Group so as to maintain Mr. Malone’s voting power with respect to such Group as close as possible to, without exceeding, the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement. In connection with a Dilutive Event with respect to a Group, Mr. Malone and the JM Trust may exchange with the Company shares of Series C common stock of a Group for an equal number of shares of Series B common stock of the same Group equal to the lesser of (i) the number of shares of Series B common stock of the same Group which would maintain Mr. Malone’s voting power with respect to such Group as close as possible to, without exceeding, the Target Voting Power and (ii) the number of Exchanged Group Series B Shares at such time, on the terms and subject to the conditions of the Exchange Agreement. In a Voting Power Exchange, the Company will be required to exchange with Mr. Malone and the JM Trust shares of Series B common stock of any Group on a one-for-one basis for shares of Series C common stock of the same Group, with the maximum number of shares of Series B common stock to be delivered to Mr. Malone or the JM Trust equal to the number of Exchanged Group Series B Shares at such time that may be delivered without resulting in Mr. Malone’s aggregate voting power in the Company exceeding the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement.

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

For the six months ended June 30, 2021, the Company has identified the following subsidiaries as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,641	1,578	3,252	3,163
Advertising	429	236	783	521
Equipment	51	25	108	66
Other	38	35	74	76
Total Liberty SiriusXM Group	2,159	1,874	4,217	3,826
Braves Group
Corporate and other:
Baseball	204	5	211	17
Development	12	6	21	16
Total Braves Group	216	11	232	33
Formula One Group
Formula 1:
Primary	464	15	623	32
Other	37	9	58	31
Total Formula One Group	501	24	681	63
Consolidated Liberty	$2,876	1,909	5,130	3,922

Live Nation’s revenue was $576 million and $74 million during the three months ended June 30, 2021 and 2020, respectively, and $867 million and $1,440 million during the six months ended June 30, 2021 and 2020, respectively.

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended June 30, 2021 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the six months ended June 30, 2021 were approximately $349 million and $638 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,239 million for the remainder of 2021, $1,791 million in 2022, $1,411 million in 2023, $2,245 million in 2024 through 2029, and $89 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$699	615	1,381	1,254
Live Nation	10	(327)	(142)	(327)
Corporate and other	(2)	(12)	(7)	(19)
	707	276	1,232	908
Eliminate equity method affiliate	(10)	327	142	327
Total Liberty SiriusXM Group	697	603	1,374	1,235
Braves Group
Corporate and other	53	(28)	31	(54)
Total Braves Group	53	(28)	31	(54)
Formula One Group
Formula 1	66	(16)	132	(48)
Live Nation	NA	(104)	NA	(125)
Corporate and other	(3)	(10)	(10)	(20)
	63	(130)	122	(193)
Eliminate equity method affiliate	NA	104	NA	125
Total Formula One Group	63	(26)	122	(68)
Consolidated Liberty	$813	549	1,527	1,113

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2021
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$30,868	746	164
Live Nation	12,246	208	55
Corporate and other	1,672	—	—
	44,786	954	219
Eliminate equity method affiliate	(12,246)	(208)	(55)
Total Liberty SiriusXM Group	32,540	746	164
Braves Group
Corporate and other	1,605	102	19
Total Braves Group	1,605	102	19
Formula One Group
Formula 1	8,920	—	7
Corporate and other	3,109	33	—
Total Formula One Group	12,029	33	7
Elimination (1)	(520)	—	—
Consolidated Liberty	$45,654	881	190
(1)	This amount is primarily comprised of the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA	$813	549	1,527	1,113
Impairment, restructuring and acquisition costs (note 10)	137	(24)	(108)	(24)
Legal reserves	—	—	—	16
Stock-based compensation	(60)	(45)	(123)	(112)
Depreciation and amortization	(268)	(266)	(532)	(533)
Operating income (loss)	622	214	764	460
Interest expense	(158)	(163)	(316)	(327)
Share of earnings (losses) of affiliates, net	(48)	(193)	(143)	(255)
Realized and unrealized gains (losses) on financial instruments, net	155	(180)	106	(179)
Other, net	13	14	28	31
Earnings (loss) before income taxes	$584	(308)	439	(270)

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

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment at June 30, 2021. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2020, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2021, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains an approximate 3.7% intergroup interest in the Braves Group and an approximate 2.2% intergroup interest in the Formula One Group as of June 30, 2021. In April 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle its obligation under the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. As of June 30, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $1,542 million, which includes approximately $1,124 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2021, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. Additionally, the Liberty SiriusXM Group and the Formula One Group retain approximate 3.7% and 11.1% intergroup interests, respectively, in the Braves Group as of June 30, 2021. As of June 30, 2021, the Braves Group has cash and cash equivalents of approximately $168 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2021, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, an approximate 11.1% intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Liberty SiriusXM Group retains an approximate 2.2% intergroup interest in the Formula One Group as of June 30, 2021. In April 2021, the Formula One Group received approximately $384 million from the Liberty SiriusXM Group to settle the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. The Formula One Group has cash and cash equivalents of approximately $2,225 million as of June 30, 2021, which includes $537 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,159	1,874	4,217	3,826
Total Liberty SiriusXM Group	2,159	1,874	4,217	3,826
Braves Group
Corporate and other	216	11	232	33
Total Braves Group	216	11	232	33
Formula One Group
Formula 1	501	24	681	63
Total Formula One Group	501	24	681	63
Consolidated Liberty	$2,876	1,909	5,130	3,922

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$640	398	877	849
Corporate and other	(6)	(15)	(14)	(24)
Total Liberty SiriusXM Group	634	383	863	825
Braves Group
Corporate and other	31	(33)	(9)	(77)
Total Braves Group	31	(33)	(9)	(77)
Formula One Group
Formula 1	(36)	(122)	(69)	(259)
Corporate and other	(7)	(14)	(21)	(29)
Total Formula One Group	(43)	(136)	(90)	(288)
Consolidated Liberty	$622	214	764	460

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$699	615	1,381	1,254
Corporate and other	(2)	(12)	(7)	(19)
Total Liberty SiriusXM Group	697	603	1,374	1,235
Braves Group
Corporate and other	53	(28)	31	(54)
Total Braves Group	53	(28)	31	(54)
Formula One Group
Formula 1	66	(16)	132	(48)
Corporate and other	(3)	(10)	(10)	(20)
Total Formula One Group	63	(26)	122	(68)
Consolidated Liberty	$813	549	1,527	1,113

Revenue.  Our consolidated revenue increased $967 million and $1,208 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase was driven by increases in revenue for Formula 1, Sirius XM Holdings and Braves Holdings.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income increased $408 million and $304 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended June 30, 2021 was primarily driven by improvements of $242 million, $86 million and $62 million in Sirius XM Holdings, Formula 1 and Braves Holdings operating results, respectively. The increase for the six months ended June 30, 2021 was primarily driven by improvements of $190 million, $68 million and $28 million in Formula 1, Braves Holdings and Sirius XM Holdings operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $123 million and $112 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively. The increase in stock compensation expense is primarily due to an increase at Braves Holdings, partially offset by a decrease at Sirius XM Holdings. As of June 30, 2021, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $64 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.1 years. Additionally, as of June 30, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $413 million.  The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Operating income (loss)	$622	214	764	460
Depreciation and amortization	268	266	532	533
Stock-based compensation	60	45	123	112
Impairment, restructuring and acquisition costs	(137)	24	108	24
Legal reserves	—	—	—	(16)
Adjusted OIBDA	$813	549	1,527	1,113

Consolidated Adjusted OIBDA increased $264 million and $414 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended June 30, 2021 was primarily due to increases of $84 million, $82 million and $80 million in Sirius XM Holdings, Formula 1 and Braves Holdings Adjusted OIBDA, respectively. The increase in Adjusted OIBDA for the six months ended June 30, 2021 was primarily due to increases of $180 million, $127 million and $85 million in Formula 1, Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(123)	(120)	(243)	(231)
Braves Group	(6)	(6)	(12)	(13)
Formula One Group	(29)	(37)	(61)	(83)
Consolidated Liberty	$(158)	(163)	(316)	(327)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(70)	(146)	(183)	(148)
Braves Group	8	(1)	11	3
Formula One Group	14	(46)	29	(110)
Consolidated Liberty	$(48)	(193)	(143)	(255)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$86	(184)	—	(189)
Braves Group	(1)	(1)	1	(10)
Formula One Group	70	5	105	20
Consolidated Liberty	$155	(180)	106	(179)

Other, net
Liberty SiriusXM Group	$8	4	19	17
Braves Group	1	1	—	—
Formula One Group	4	9	9	14
Consolidated Liberty	$13	14	28	31

	$(38)	(522)	(325)	(730)

Interest expense. Consolidated interest expense decreased $5 million and $11 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Formula One Group decreased during the three and six months ended June 30, 2021 due to a decrease in the average amount of corporate and subsidiary debt outstanding and interest expense for the Liberty SiriusXM Group increased during the three and six months ended June 30, 2021 due to an increase in the average amount of corporate and subsidiary debt outstanding. As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$(67)	(144)	(178)	(144)
Sirius XM Canada	3	4	7	8
Other	(6)	(6)	(12)	(12)
Total Liberty SiriusXM Group	(70)	(146)	(183)	(148)

Braves Group
Other	8	(1)	11	3
Total Braves Group	8	(1)	11	3

Formula One Group
Live Nation (a)	NA	(46)	NA	(112)
Other	14	—	29	2
Total Formula One Group	14	(46)	29	(110)
Consolidated Liberty	$(48)	(193)	(143)	(255)
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Debt and equity securities	$167	22	216	(113)
Debt measured at fair value	(71)	(262)	(184)	282
Change in fair value of bond hedges	46	73	59	(250)
Other derivatives	13	(13)	15	(98)
	$155	(180)	106	(179)

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

Other, net.  Other, net income decreased $1 million and $3 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by the impact of foreign exchange losses in the current year compared to foreign exchange gains in the prior year, partially offset by an increase in gains on dilution of our investment in Live Nation.  The decrease for the six months ended June 30, 2021 was also driven by a one-time lawsuit settlement of $7 million recorded by Sirius XM Holdings during the six months ended June 30, 2020 and a decrease in interest and dividend income. As previously disclosed, Liberty’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Accordingly, any gains or losses on dilution of our investment in Live Nation are reflected in Formula One Group’s results prior to the reattribution and in Liberty SiriusXM Group’s results following the reattribution.

Income taxes.  During the three and six months ended June 30, 2021, we had earnings before income taxes of $584 million and $439 million, respectively, and income tax expense of $56 million and income tax benefit of $75 million, respectively. During the three and six months ended June 30, 2020, we had losses before income taxes of $308 million and $270 million, respectively, and income tax benefits of $46 million and $10 million, respectively. For the three months ended June 30, 2021, the Company recognized additional tax benefits for a change in its foreign effective tax rate, partially offset by an increase in our valuation allowance. For the six months ended June 30, 2021, the Company recognized additional tax benefits for a change in its foreign effective tax rate and the settlement of a state income tax audit at Sirius XM Holdings, partially offset by an increase in our valuation allowance. For the three months ended June 30, 2020, the Company recognized additional tax expense due to changes to our valuation allowance. For the six months ended June 30, 2020, the Company recognized additional tax expense due to the effect of state income taxes and changes to our valuation allowance, partially offset by tax benefits from the utilization of federal income tax credits.

Net earnings.  We had net earnings of $528 million and $514 million for the three and six months ended June 30, 2021, respectively, and net losses of $262 million and $260 million for the three and six months ended June 30, 2020, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2021, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of June 30, 2021, Liberty had $413 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of June 30, 2021 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$1,124
Corporate and other	418
Total Liberty SiriusXM Group	$1,542
Braves Group
Corporate and other	$168
Total Braves Group	$168
Formula One Group
Formula 1	$537
Corporate and other	1,688
Total Formula One Group	$2,225

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. However, Formula 1 does not have the ability to make a RP to Liberty during the waiver period, as discussed below. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. The RP test has not been met as of June 30, 2021. As of June 30, 2021, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company. As of June 30, 2021, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $200 million available under Liberty’s margin loan secured by shares of Live Nation.

As stated in note 8 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of June 30, 2021. Pursuant to an amendment to Formula 1’s Senior Loan Facility (as defined in note 8 to the accompanying condensed consolidated financial statements) on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ending March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ending March 31, 2022, in which case the relevant additional conditions will cease to apply. Pursuant to an amendment to Braves Holdings’ $85 million credit facility on August 20, 2020, the fixed charge coverage ratio does not apply until the quarter ending March 31, 2022, subject to certain conditions, including the maintenance of minimum liquidity thresholds throughout the waiver period and certain other restrictions. Braves Holdings could recommence the requirement to comply with the fixed charge coverage ratio beginning with the quarter ending December 31, 2021, in which case the relevant additional conditions will cease to apply. In addition, on August 20, 2020, Braves Holdings amended the debt agreements related to its ballpark funding, waiving the debt service coverage covenant until the quarter ending September 30, 2021, subject to certain conditions, including the maintenance of a minimum liquidity threshold, the increase in debt service reserves and certain other conditions. On January 29, 2021, Braves Holdings amended one of the debt agreements of the mixed-use loans, waiving the debt yield ratio until the quarter ending June 30, 2021. Additionally, the calculation of the debt yield has been modified from June 30, 2021 through the quarter ending December 31, 2021, subject to certain other conditions.

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

	Six months ended
	June 30,
	2021	2020

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$875	967
Braves Group cash provided (used) by operating activities	48	1
Formula One Group cash provided (used) by operating activities	312	(99)
Net cash provided (used) by operating activities	$1,235	869
Liberty SiriusXM Group cash provided (used) by investing activities	$(235)	(265)
Braves Group cash provided (used) by investing activities	(17)	(39)
Formula One Group cash provided (used) by investing activities	(502)	101
Net cash provided (used) by investing activities	$(754)	(203)
Liberty SiriusXM Group cash provided (used) by financing activities	$(98)	726
Braves Group cash provided (used) by financing activities	15	155
Formula One Group cash provided (used) by financing activities	733	1,188
Net cash provided (used) by financing activities	$650	2,069

Liberty’s primary uses of cash during the six months ended June 30, 2021 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $243 million of Series A and Series C Liberty SiriusXM common stock repurchases and $190 million of debt repayments. These uses were primarily funded by $125 million of borrowings under the margin loan secured by shares of Sirius XM Holdings, dividends from Sirius XM Holdings and cash on hand.

Sirius XM Holdings’ primary uses of cash were the repurchase and retirement of outstanding Sirius XM Holdings common stock, repayment of borrowings of debt, additions to property and equipment and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the six months ended June 30, 2021, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $121 million, of which Liberty received $93 million. On July 19, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.014641 per share of common stock payable on August 30, 2021 to stockholders of record as of the close of business on August 6, 2021.

During the six months ended June 30, 2021, Formula 1 generated cash from operations and did not have any material uses of cash.

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

The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of June 30, 2021, the Sirius XM business had approximately 34.5 million subscribers.

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

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of June 30, 2021, Pandora had approximately 6.6 million subscribers.

The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service, which is sold under the SXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Pandora also sells advertising on unaffiliated audio platforms and podcasts. Pandora is the exclusive U.S. ad sales representative for SoundCloud. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Pandora also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of June 30, 2021, the Pandora business had approximately 55.1 million monthly active users.

In February 2020, Sirius XM Holdings completed a $75 million investment in SoundCloud. SoundCloud is a next-generation music entertainment company, powered by an ecosystem of artists, listeners, and curators on the pulse of what’s new, now and next in culture. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complemented the existing ad sales relationship between SoundCloud and Pandora.

In June 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform. In October 2020, Sirius XM Holdings acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302 million, which included $266 million in cash and $36 million related to contingent consideration. As of June 30, 2021, Sirius XM Holdings will potentially make up to $49 million in additional payments to Scripps related to the contingent consideration based on Stitcher’s 2020 results and its achievement of certain financial metrics in 2021. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Stitcher and Simplecast are included in the Pandora reporting unit.

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

As of June 30, 2021, there is an approximate 22% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Sirius XM:
Subscriber revenue	$1,508	1,453	2,989	2,910
Advertising revenue	45	25	87	69
Equipment revenue	51	25	108	66
Other revenue	38	35	74	76
Total Sirius XM revenue	1,642	1,538	3,258	3,121
Pandora:
Subscriber revenue	133	125	263	253
Advertising revenue	384	211	696	452
Total Pandora revenue	517	336	959	705
Total revenue	2,159	1,874	4,217	3,826
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(647)	(592)	(1,270)	(1,185)
Pandora cost of services (excluding legal reserve)	(325)	(264)	(630)	(526)
Subscriber acquisition costs	(89)	(48)	(175)	(147)
Selling, general and administrative expenses	(340)	(303)	(648)	(602)
Other operating expenses	(59)	(52)	(113)	(112)
Adjusted OIBDA	699	615	1,381	1,254
Impairment, restructuring and acquisition costs	137	(24)	(108)	(24)
Legal reserves	—	—	—	16
Stock-based compensation	(47)	(52)	(98)	(107)
Depreciation and amortization	(149)	(141)	(298)	(290)
Operating income	$640	398	877	849

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 4% and 3% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to growth in Sirius XM’s self-pay subscriber base of 3%, driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 80% and 26% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily due to higher advertising spend as Sirius XM continues to recover to pre-COVID levels, primarily on news and sports channels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 104% and 64% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels and due to Sirius XM’s transition to a new generation of chipsets.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue increased approximately 9% and decreased 3% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period was primarily driven by higher revenue generated by connected vehicle services and Sirius XM Canada. The decrease for the six month period was primarily driven by lower revenue generated by rental car arrangements.

Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pandora subscriber revenue increased 6% and 4% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily driven by growth in Pandora’s subscriber base the inclusion of Stitcher.

Pandora advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora advertising revenue increased 82% and 54% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to growth in Pandora-owned and operated revenue from higher sell-through, increases in the price of advertising sold, the inclusion of Stitcher and increased revenue from AdsWizz.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 6% and 5% for the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to music royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 19% and 13% for the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year driven by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs increased 6% and 5% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year driven by higher transaction costs, partially offset by lower bad debt expense.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services increased 24% and 22% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily driven by higher cloud hosting and wireless costs associated with Sirius XM’s 360L platform and its streaming and connected vehicle services. The increase for the six month period was also attributable to higher inventory reserves.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora costs of services increased 23% and 20% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 24% and 21% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher royalty rates, higher owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher and the growth in other off-platform revenue.

●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 100% and 91% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily due to higher license and production costs driven by the inclusion of Stitcher.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs were flat and decreased 13% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year driven by lower bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs increased 15% and 20% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year due to higher streaming costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and six months ended June 30, 2021, subscriber acquisition costs increased approximately 85% and 19%, respectively, as compared to the corresponding periods in the prior year. The increases were driven by higher OEM installations following factory shutdowns in the second quarter of 2020 associated with the COVID-19 pandemic, partially offset by lower subsidies from contract improvements with certain automakers and to a lesser extent, lower costs resulting from silicon supply constraints in 2021.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2021, selling, general and administrative expense increased 12% and 8%, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to the closure of a sales and use tax audit in 2020 which resulted in lower tax expense during the three and six months ended June 30, 2020, and also due to higher personnel-related and consulting costs. The increase during the three month period was also driven by higher trial-related direct marketing costs. The increase during the six month period was also driven by gains recorded on Sirius XM Holdings’ deferred compensation investments during the six months ended June 30, 2021, compared to losses during the six months ended June 30, 2020, and higher technology costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three and six months ended June 30, 2021 other operating expenses increased approximately 13% and 1%, respectively, as compared to the corresponding periods in the prior year, driven by higher personnel costs, partially offset by lower research and development costs.

Impairment, restructuring and acquisition costs include impairment charges, net of insurance recoveries, associated with the SXM-7 satellite, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs. During the six months ended June 30, 2021, Sirius XM Holdings recorded a $220 million impairment to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing and restructuring costs of $25 million resulting from the termination of leased office space. During the three months ended June 30, 2021, Sirius XM Holdings recorded insurance recoveries related to the SXM-7 satellite of $140 million and acquisition and restructuring costs of $3 million. During the three and six months ended June 30, 2020, Sirius XM Holdings recorded $24 million related to costs associated with the termination of the Automatic service and the acquisition of Simplecast. Impairment, restructuring and acquisition costs have been excluded from Adjusted OIBDA.

Legal reserves for the six months ended June 30, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying condensed consolidated financial statements for the six months ended June 30, 2020. The reserve has been excluded from Adjusted OIBDA for the corresponding period as it was not part of Sirius XM Holdings’ normal operations and does not relate to the on-going performance of the business.

Stock-based compensation decreased 10% and 8% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The decrease is primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 6% and 3% for the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year.

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

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Primary Formula 1 revenue	$464	15	623	32
Other Formula 1 revenue	37	9	58	31
Total Formula 1 revenue	501	24	681	63
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(398)	(16)	(482)	(59)
Selling, general and administrative expenses	(37)	(24)	(67)	(52)
Adjusted OIBDA	66	(16)	132	(48)
Stock-based compensation	(5)	(4)	(8)	(8)
Depreciation and amortization	(97)	(102)	(193)	(203)
Operating income (loss)	$(36)	(122)	(69)	(259)

Number of Events	7	—	8	—

During the three months ended March 31, 2021, Formula 1 began reporting certain components of Other Formula 1 revenue in Primary Formula 1 revenue to better align with the way it currently evaluates the business. In addition, broadcasting revenue was renamed media rights revenue. The components that were reclassified include fees for licensing commercial rights for Formula 2 and Formula 3 races, fees for the origination and support of program footage, fees for broadcast rights for Formula 2 and Formula 3 races, fees for F1 TV subscriptions and fees for advertising rights on Formula 1’s digital platforms. Accordingly, $3 million and $7 million of Other Formula 1 revenue has been reclassified to Primary Formula 1 revenue for the three and six months ended June 30, 2020, respectively, to conform with the current period presentation.

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

Primary Formula 1 revenue increased $449 million and $591 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. Race promotion revenue, media rights revenue and sponsorship were all higher during the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year, due to the impact of the recognition of Event specific and season-based income resulting from seven and eight Events during the three and six months ended June 30, 2021, respectively, and no Events in the corresponding prior year periods. In addition, during the six months ended June 30, 2021, a one-time settlement related to another Event, relieving a race promoter from its obligation to stage a race in 2021, contributed to the increase in race promotion revenue. Growth in F1 TV subscription revenue contributed to the increase in media rights revenue and new sponsors contributed to the increase in sponsorship income during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, Primary Formula 1 revenue consisted only of the elements of sponsorship contracts that related to non-race related rights and media rights income generated from F1 TV and archive exploitation, with no race promotion fees nor season-based media rights fees recognized.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue increased $28 million and $27 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year due to Event-related activities for seven and eight Events during the three and six months ended June 30, 2021, respectively, and no Events in the corresponding prior year periods, leading to higher freight, media and technical services, travel and Formula 2 and Formula 3 income. Licensing revenue also increased due to new contracts. During the three and six months ended June 20, 2020, Other Formula 1 revenue was primarily limited to freight revenue from services provided for the cancelled Event in Australia, licensing income and Formula 2 and Formula 3 income.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Team payments	$(308)	—	(352)	—
Other costs of Formula 1 revenue	(90)	(16)	(130)	(59)
Cost of Formula 1 revenue	$(398)	(16)	(482)	(59)

Cost of Formula 1 revenue increased $382 million and $423 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increases in team payments during the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year were attributable to the pro rata recognition of team payments, driven by seven and eight Events during the three and six months ended June 30, 2021, respectively, and no Events in the corresponding prior year periods.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs increased $74 million and $71 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year due to seven and eight Events during the three and six months ended June 30, 2021, respectively, and no Events in the corresponding prior year periods, which drove higher technical, travel, freight and logistics, Formula 2 and Formula 3 and other related costs. The proportionate recognition of a full year of FIA fees also contributed to the increase in other costs of Formula 1 revenue during the current year periods as compared to the corresponding prior year periods.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $13 million and $15 million during the three and six months ended June 30, 2021, respectively, as compared to the prior year periods primarily due to higher personnel and marketing costs.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense increased $1 million and was flat during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $5 million and $10 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates ANLBC, three Professional Development League clubs (the Gwinnett Stripers, the Mississippi Braves and the Rome Braves) and the FCL Braves. ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and the area surrounding the stadium offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and the construction of the adjacent mixed-use development project, which we refer to as the Development Project.

Due to COVID-19, MLB postponed the start of the 2020 season until late July. The 2020 MLB regular season was comprised of 60 games, without fans in attendance. The 2020 minor league season was cancelled. The 2021 regular season is expected to be comprised of approximately 160 games and the minor league season started in May.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Baseball revenue	$204	5	211	17
Development revenue	12	6	21	16
Total Braves Holdings revenue	216	11	232	33
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(142)	(24)	(162)	(53)
Selling, general and administrative expenses	(20)	(13)	(36)	(31)
Adjusted OIBDA	54	(26)	34	(51)
Stock-based compensation	(2)	16	(4)	13
Depreciation and amortization	(20)	(20)	(35)	(35)
Operating income	$32	(30)	(5)	(73)

Home Games	42	—	42	—

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and national broadcast, licensing and other shared Major League Baseball revenue streams. Development revenue is derived from the mixed-use facilities and primarily includes rental income. The increases in baseball revenue during the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year were driven by home baseball games being played in 2021 and the recognition of revenue related to all primary sources of revenue. Development revenue increased during the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year due to a reduction in deferred payment arrangements as well as increases in rental income from various new lease commencements.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2021, other operating expenses increased $118 million and $109 million, respectively, as compared to the corresponding periods in the prior year primarily due to the delayed start of the 2020 season until July, compared to more normalized levels of player salaries and facility and game day expenses in the current year.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $7 million and $5 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year due to increased marketing initiatives for the 2021 season.

Stock-based compensation increased $18 million and $17 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year, driven by an increase in the fair value of the underlying awards.

Depreciation and amortization was flat for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$875	2.1%	$13,252	3.8%
Braves Group	$277	1.6%	$417	3.4%
Formula One Group	$831	3.5%	$2,617	4.8%

Liberty’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years.  Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings and Formula 1 expect to incorporate alternative reference rates when amending these facilities, as applicable.

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

At June 30, 2021, the fair value of our marketable equity securities was $413 million. Had the market price of such securities been 10% lower at June 30, 2021, the aggregate value of such securities would have been approximately $41 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at June 30, 2021 the aggregate value of such security would have been $610 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

A summary of the repurchase activity for the three months ended June 30, 2021 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
April 1-30, 2021	504,130	$45.68	295,721	$46.13	799,851	$907
May 1-31, 2021	831,770	$42.26	286,591	$42.65	1,118,361	$860
June 1-30, 2021	55,248	$45.25	1,089,626	$44.68	1,144,874	$808
Total	1,391,148		1,671,938		3,063,086

There were no repurchases of Series A Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended June 30, 2021.

During the three months ended June 30, 2021, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

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

LIBERTY MEDIA CORPORATION
Date:	August 6, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 6, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3