Form 10-Q
period 2021-09-30
Liberty Media Corp
filed 2021-11-04
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2021 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	96,555,203	9,802,232	224,108,617
Liberty Braves common stock	10,313,772	981,494	40,987,860
Liberty Formula One common stock	24,792,549	2,445,895	203,864,999

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2021	December 31, 2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,858	2,831
Trade and other receivables, net	812	823
Other current assets	920	376
Total current assets	4,590	4,030
Investments in affiliates, accounted for using the equity method (note 6)	1,016	1,018

Property and equipment, at cost	3,981	4,017
Accumulated depreciation	(1,950)	(1,778)
	2,031	2,239
Intangible assets not subject to amortization (note 7):
Goodwill	19,247	19,218
FCC licenses	8,600	8,600
Other	1,385	1,385
	29,232	29,203
Intangible assets subject to amortization, net (note 7)	4,933	5,378
Other assets	2,617	2,136
Total assets	$44,419	44,004

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,518	1,583
Current portion of debt, including $2,561 million and $684 million measured at fair value, respectively (note 8)	2,573	743
Deferred revenue	1,994	2,070
Other current liabilities	103	94
Total current liabilities	6,188	4,490
Long-term debt, including $2,152 million and $3,861 million measured at fair value, respectively (note 8)	15,525	16,686
Deferred income tax liabilities	2,220	2,126
Other liabilities	1,017	1,101
Total liabilities	24,950	24,403

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2021	December 31, 2020

	amounts in millions,
	except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 9)	575	—

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 96,988,226 shares at September 30, 2021 and 99,383,666 shares at December 31, 2020 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,313,772 shares at September 30, 2021 and 10,312,670 shares at December 31, 2020 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 24,792,549 shares at September 30, 2021 and 25,835,838 shares at December 31, 2020 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at September 30, 2021 and 9,802,237 at December 31, 2020 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,494 shares at September 30, 2021 and 981,778 at December 31, 2020 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,895 shares at September 30, 2021 and 2,446,606 shares at December 31, 2020 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 224,323,239 shares at September 30, 2021 and 229,575,090 shares at December 31, 2020 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 40,987,548 shares at September 30, 2021 and 40,958,175 shares at December 31, 2020 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 203,864,395 shares at September 30, 2021 and 203,538,477 shares at December 31, 2020 (note 2)	2	2
Additional paid-in capital	1,971	2,688
Accumulated other comprehensive earnings (loss), net of taxes	(14)	78
Retained earnings	12,949	12,320
Total stockholders' equity	14,911	15,091
Noncontrolling interests in equity of subsidiaries	3,983	4,510
Total equity	18,894	19,601
Commitments and contingencies (note 10)
Total liabilities and equity	$44,419	44,004

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,198	2,025	6,415	5,851
Formula 1 revenue	668	597	1,349	660
Other revenue	234	110	466	143
Total revenue	3,100	2,732	8,230	6,654
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	671	602	1,974	1,759
Programming and content	142	123	407	351
Customer service and billing	128	119	372	359
Other	57	51	167	142
Cost of Formula 1 revenue	449	551	931	610
Subscriber acquisition costs	70	110	245	257
Other operating expense	221	154	513	339
Selling, general and administrative	481	423	1,336	1,221
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	(95)	—	13	24
Depreciation and amortization	274	279	806	812
	2,398	2,412	6,764	5,874
Operating income (loss)	702	320	1,466	780
Other income (expense):
Interest expense	(168)	(153)	(484)	(480)
Share of earnings (losses) of affiliates, net (note 6)	9	(187)	(134)	(442)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(40)	16	66	(163)
Gains (losses) on dilution of investment in affiliate (note 6)	142	—	152	1
Other, net	(72)	(32)	(54)	(2)
	(129)	(356)	(454)	(1,086)
Earnings (loss) before income taxes	573	(36)	1,012	(306)
Income tax (expense) benefit	(173)	(7)	(98)	3
Net earnings (loss)	400	(43)	914	(303)
Less net earnings (loss) attributable to the noncontrolling interests	74	71	234	213
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(2)	—	51	—
Net earnings (loss) attributable to Liberty stockholders	$328	(114)	629	(516)

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$342	12	668	138
Liberty Braves common stock	36	(31)	2	(16)
Liberty Formula One common stock	(50)	(95)	(41)	(638)
	$328	(114)	629	(516)

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	1.03	0.03	1.99	0.42
Series A, B and C Liberty Braves common stock	0.69	(0.61)	0.04	(0.31)
Series A, B and C Liberty Formula One common stock	(0.22)	(0.41)	(0.18)	(2.75)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	1.02	0.03	1.98	0.31
Series A, B and C Liberty Braves common stock	0.39	(0.61)	0.04	(1.57)
Series A, B and C Liberty Formula One common stock	(0.22)	(0.41)	(0.18)	(2.75)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Net earnings (loss)	$400	(43)	914	(303)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(16)	12	(2)	(10)
Credit risk on fair value debt instruments gains (losses)	(35)	(151)	(88)	86
Unrealized holding gains (losses) arising during the period	—	(1)	(1)	(7)
Share of other comprehensive earnings (loss) of equity affiliates	(2)	6	1	(20)
Recognition of previously unrealized (gains) losses on debt	—	—	(1)	—
Comprehensive earnings (loss)	347	(177)	823	(254)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	72	74	235	210
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(2)	—	51	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$277	(251)	537	(464)

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$296	(102)	589	119
Liberty Braves common stock	36	(32)	1	(24)
Liberty Formula One common stock	(55)	(117)	(53)	(559)
	$277	(251)	537	(464)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings	$914	(303)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	806	812
Stock-based compensation	188	180
Non-cash impairment and restructuring costs	24	24
Changes in fair value of contingent consideration	(17)	—
Share of (earnings) loss of affiliates, net	134	442
Realized and unrealized (gains) losses on financial instruments, net	(66)	163
Losses (gains) on dilution of investment in affiliate	(152)	(1)
Deferred income tax expense (benefit)	33	(43)
Other, net	104	62
Changes in operating assets and liabilities
Current and other assets	(45)	(148)
Payables and other liabilities	(250)	(132)
Net cash provided (used) by operating activities	1,673	1,056
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(218)	(94)
Investment of subsidiary initial public offering proceeds into trust account	(575)	—
Return of investment in equity method affiliates	38	105
Cash proceeds from sale of investments	196	13
Cash (paid) received for acquisitions, net of cash acquired	(14)	(28)
Capital expended for property and equipment, including internal-use software and website development	(280)	(316)
Proceeds from insurance recoveries	225	—
Other investing activities, net	13	11
Net cash provided (used) by investing activities	(615)	(309)
Cash flows from financing activities:
Borrowings of debt	6,407	3,038
Repayments of debt	(6,129)	(2,595)
Liberty stock repurchases	(398)	(204)
Subsidiary shares repurchased by subsidiary	(1,174)	(870)
Proceeds from Liberty SiriusXM common stock rights offering	—	754
Cash dividends paid by subsidiary	(41)	(49)
Taxes paid in lieu of shares issued for stock-based compensation	(93)	(86)
Proceeds from initial public offering of subsidiary	575	—
Other financing activities, net	(128)	(66)
Net cash provided (used) by financing activities	(981)	(78)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	72	668
Cash, cash equivalents and restricted cash at beginning of period	2,877	1,306
Cash, cash equivalents and restricted cash at end of period	$2,949	1,974

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2021	2020

	amounts in millions
Cash and cash equivalents	$2,858	2,831
Restricted cash included in other current assets	64	16
Restricted cash included in other assets	27	30
Total cash and cash equivalents and restricted cash at end of period	$2,949	2,877

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended September 30, 2021

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2021	$—	1	—	2	—	—	—	—	—	2	2,225	37	12,621	4,120	19,008
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	328	74	402
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(51)	—	(2)	(53)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	57	—	—	12	69
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(48)	—	—	—	(48)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(155)	—	—	—	(155)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(86)	—	—	(238)	(324)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(31)	—	—	31	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Other, net	—	—	—	—	—	—	—	—	—	—	9	—	—	(1)	8
Balance at September 30, 2021	$—	1	—	2	—	—	—	—	—	2	1,971	(14)	12,949	3,983	18,894

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2021

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	1	—	2	—	—	—	—	—	2	2,688	78	12,320	4,510	19,601
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	629	234	863
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(92)	—	1	(91)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	163	—	—	36	199
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(93)	—	—	—	(93)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(398)	—	—	—	(398)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(316)	—	—	(852)	(1,168)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(89)	—	—	95	6
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(41)	(41)
Other, net	—	—	—	—	—	—	—	—	—	—	16	—	—	—	16
Balance at September 30, 2021	$—	1	—	2	—	—	—	—	—	2	1,971	(14)	12,949	3,983	18,894

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended September 30, 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2020	$—	1	—	2	—	—	—	—	—	2	3,110	156	13,339	5,478	22,088
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(114)	71	(43)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(137)	—	3	(134)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	56	—	—	17	73
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(66)	—	—	—	(66)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(92)	—	—	(394)	(486)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(30)	—	—	30	—
Other, net	—	—	—	—	—	—	—	—	—	—	5	—	—	(17)	(12)
Balance at September 30, 2020	$—	1	—	2	—	—	—	—	—	2	2,943	19	13,225	5,188	21,380

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	1	—	2	—	—	—	—	—	2	2,575	(33)	13,748	5,630	21,925
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(516)	213	(303)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	52	—	(3)	49
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	144	—	—	49	193
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(86)	—	—	—	(86)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(204)	—	—	—	(204)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(184)	—	—	(710)	(894)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(58)	—	—	58	—
Common stock issued pursuant to the Series C Liberty SiriusXM common stock rights offering	—	—	—	—	—	—	—	—	—	—	754	—	—	—	754
Other, net	—	—	—	—	—	—	—	—	—	—	2	—	(7)	(49)	(54)
Balance at September 30, 2020	$—	1	—	2	—	—	—	—	—	2	2,943	19	13,225	5,188	21,380

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) at Liberty’s corporate headquarters. Under these various agreements, approximately $7 million and $6 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2021 and 2020, respectively, and $20 million and $22 million were reimbursed to Liberty during the nine months ended September 30, 2021 and 2020, respectively.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In 2021, the timing of baseball season and the number of regular season games played returned to normal, and limitations on fan attendance were lifted as the season progressed. Formula 1 is expected to hold a record number of Events in 2021, with a slightly longer 22 Event season planned. Restrictions on fan attendance have been reduced as 2021 has progressed, with all Events during the second half of the year operating either at full capacity or with more limited restrictions than had been applied at Events in the first half of the year. Accordingly, the seasonality of Braves Holdings’ and Formula 1’s results is returning to normal.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of September 30, 2021, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group holds intergroup interests in the Formula One Group and the Braves Group as of September 30, 2021. In April 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle its obligation under the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. As of September 30, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $529 million, which includes $164 million of subsidiary cash. During the nine months ended September 30, 2021, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $180 million, of which Liberty received $139 million. On October 25, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock payable on November 29, 2021 to stockholders of record as of the close of business on November 5, 2021.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of September 30, 2021, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group. As of September 30, 2021, the Braves Group has cash and cash equivalents of approximately $134 million, which includes $61 million of subsidiary cash.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of September 30, 2021, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and LMAC, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Liberty SiriusXM Group retains an intergroup interest in the Formula One Group. In April 2021, the Formula One Group received approximately $384 million from the Liberty SiriusXM Group to settle the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. As of September 30, 2021, the Formula One Group has cash and cash equivalents of approximately $2,195 million, which includes $585 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.1% intergroup interest at September 30, 2021. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at September 30, 2021. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at September 30, 2021. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$8	9	24	24
Customer service and billing	2	1	5	4
Other	1	1	4	4
Other operating expense	9	11	26	31
Selling, general and administrative	45	46	129	117
	$65	68	188	180

Liberty—Grants of Awards

Options granted during the nine months ended September 30, 2021 are summarized as follows:

	Nine Months Ended
	September 30, 2021
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

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the nine months ended September 30, 2021.

Also during the nine months ended September 30, 2021, the Company granted 31 thousand and 65 thousand performance-based RSUs of Series C common stock of Liberty Braves and Liberty Formula One, respectively, to our CEO. The RSUs had a GDFV of $31.24 and $45.88 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	10,870	$34.96
Granted	290	$45.34
Exercised	(427)	$31.77
Forfeited/Cancelled	(1)	$42.62
Outstanding at September 30, 2021	10,732	$35.36	2.6	years	$130
Exercisable at September 30, 2021	8,298	$32.67	1.6	years	$123

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	3,475	$24.81
Granted	16	$31.24
Exercised	(36)	$18.30
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2021	3,455	$24.91	4.9	years	$7
Exercisable at September 30, 2021	980	$19.05	1.9	years	$7

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	10,391	$31.78
Granted	748	$45.88
Exercised	(338)	$30.54
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2021	10,801	$32.80	4.0	years	$201
Exercisable at September 30, 2021	9,008	$30.68	3.6	years	$187

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2021, there were no outstanding options to purchase shares of Series A Liberty SiriusXM common stock, and there were no outstanding options to purchase shares of Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock.

As of September 30, 2021, Liberty Braves and Liberty Formula One each had 1 thousand Series A options outstanding and exercisable at a WAEP of $12.35 and $12.63, respectively, and each had a weighted average remaining contractual life of 1.2 years.

As of September 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $53 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of September 30, 2021, Liberty reserved 10.7 million, 3.5 million and 10.8 million shares of Series A and Series C common stock, as applicable, of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the nine months ended September 30, 2021. As of September 30, 2021, Sirius XM Holdings has approximately 170 million options outstanding of which approximately 99 million are exercisable, each with a WAEP per share of $5.40 and $4.80, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of September 30, 2021 is $144 million and $142 million, respectively. During the nine months ended September 30, 2021, Sirius XM Holdings granted approximately 39 million nonvested RSUs with a GDFV per share of $6.35. Stock-based compensation expense related to Sirius XM Holdings was $51 million and $58 million for the three months ended September 30, 2021 and 2020, respectively, and $149 million and $165 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $513 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.6 years.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2021 are approximately 21 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 5 million potentially dilutive shares of Series A and Series C Liberty Braves common stock and 5 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 8), because their inclusion would be antidilutive. The warrant transactions (as described in note 8) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	numbers of shares in millions
Basic WASO	332	343	335	332
Potentially dilutive shares	3	1	2	2
Diluted WASO (a)	335	344	337	334
(a)	The Formula One Group’s intergroup interest in the Liberty SiriusXM Group was eliminated on April 22, 2020 in conjunction with the reattribution. The number of notional Liberty SiriusXM shares representing the intergroup interest held by the Formula One Group was 1,945,491 immediately prior to the reattribution. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Formula One Group had an attributed value in the Liberty SiriusXM Group which was generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty assumed that the notional shares would have been comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic earnings per share weighted average number of shares outstanding. However, in periods where the Liberty SiriusXM Group had net earnings, the notional shares representing the intergroup interest were included in the diluted earnings per share WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$342	12	668	138
Unrealized (gain) loss on the intergroup interest	NA	NA	NA	(35)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$342	12	668	103

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020 (a)	2021	2020 (a)

	numbers of shares in millions
Basic WASO	52	51	52	51
Potentially dilutive shares	10	9	9	9
Diluted WASO (b)	62	60	61	60
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	Prior to the reattribution, the number of notional Liberty Braves shares representing the Formula One Group’s intergroup interest in the Braves Group was 9,084,940. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of September 30, 2021.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$36	(31)	2	(16)
Unrealized (gain) loss on the intergroup interests	(12)	10	15	(78)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$24	(21)	17	(94)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2021 (a)	2020 (a)	2021 (a)	2020 (a)

	numbers of shares in millions
Basic WASO	232	232	232	232
Potentially dilutive shares	8	6	8	6
Diluted WASO (b)	240	238	240	238
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of September 30, 2021. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$(50)	(95)	(41)	(638)
Unrealized (gain) loss on the intergroup interest	23	23	48	51
Diluted earnings (loss) attributable to Formula One stockholders	$(27)	(72)	7	(587)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2021			December 31, 2020
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,508	2,508	—	2,586	2,586	—
Debt and equity securities	$393	393	—	266	181	85
Financial instrument assets	$511	94	417	424	84	340
Debt	$4,713	—	4,713	4,545	—	4,545
Financial instrument liabilities	$79	17	62	106	—	106

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Debt and equity securities	$(6)	4	210	(109)
Debt measured at fair value (a)	(57)	44	(241)	326
Change in fair value of bond hedges (b)	18	(32)	77	(282)
Other derivatives	5	—	20	(98)
	$(40)	16	66	(163)
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $46 million and a loss of $193 million for the three months ended September 30, 2021 and 2020, respectively, and a loss of $114 million and a gain of $109 million for the nine months ended September 30, 2021 and 2020, respectively, and the cumulative change since issuance was a gain of $61 million as of September 30, 2021.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 8 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2021 and the carrying amount at December 31, 2020:

	September 30, 2021			December 31, 2020
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)(b)	31%	$6,347	$149	163
Sirius XM Canada	70%	$ NA	648	643
Other		NA	77	80
Total Liberty SiriusXM Group			874	886

Braves Group
Other	various	NA	108	94
Total Braves Group			108	94

Formula One Group
Other	various	NA	34	38
Total Formula One Group			34	38
Consolidated Liberty			$1,016	1,018
(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral as of September 30, 2021 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).
(b)	Due to Live Nation’s significant losses driven by COVID-19, Liberty’s basis in Live Nation was approximately zero as of June 30, 2021. In September 2021, Live Nation completed an offering of approximately 5.2 million shares of its common stock, resulting in a gain on dilution of our investment in Live Nation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$9	(177)	(169)	(321)
Sirius XM Canada	(1)	—	6	8
Other	(6)	(6)	(18)	(18)
Total Liberty SiriusXM Group	2	(183)	(181)	(331)

Braves Group
Other	9	(5)	20	(2)
Total Braves Group	9	(5)	20	(2)

Formula One Group
Live Nation (a)	NA	NA	NA	(112)
Other	(2)	1	27	3
Total Formula One Group	(2)	1	27	(109)
Consolidated Liberty	$9	(187)	(134)	(442)
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Canada

As of September 30, 2021, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $121 million as of September 30, 2021. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income.

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

Sirius XM Holdings has approximately $10 million in related party current assets as of September 30, 2021. Sirius XM Holdings recorded approximately $26 million and $25 million in revenue for the three months ended September 30, 2021 and 2020, respectively, and $76 million and $73 million in revenue for the nine months ended September 30, 2021 and 2020, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during both of the three months ended September 30, 2021 and 2020, and $1 million during both of the nine months ended September 30, 2021 and 2020.

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $15 million and $13 million during the three months ended September 30, 2021 and 2020, respectively, and $42 million and $36 million during the nine months ended September 30, 2021 and 2020, respectively. Sirius XM Holdings also had related party liabilities of $19 million as of September 30, 2021 related to this agreement.

(7)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2021	$15,082	3,956	180	19,218
Acquisitions (a)	29	—	—	29
Balance at September 30, 2021	$15,111	3,956	180	19,247
(a)	Sirius XM Holdings recorded goodwill related to an acquisition in April 2021 and recorded adjustments to contingent consideration for the prior year acquisition of Stitcher.

Intangible Assets Subject to Amortization

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(888)	2,742	3,630	(742)	2,888
Customer relationships	3,053	(1,606)	1,447	3,053	(1,389)	1,664
Licensing agreements	355	(237)	118	355	(221)	134
Other	1,883	(1,257)	626	1,748	(1,056)	692
Total	$8,921	(3,988)	4,933	8,786	(3,408)	5,378

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Amortization expense for intangible assets with finite useful lives was $205 million and $214 million for the three months ended September 30, 2021 and 2020, respectively, and $606 million and $609 million for the nine months ended September 30, 2021 and 2020, respectively. Based on its amortizable intangible assets as of September 30, 2021, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2021	$196
2022	$778
2023	$574
2024	$417
2025	$363

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2021	2021	2020

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Notes due 2023 (1)	$1,000	1,369	1,251
2.125% Exchangeable Senior Debentures due 2048 (1)	400	414	418
2.25% Exchangeable Senior Debentures due 2048 (1)	385	532	475
2.75% Exchangeable Senior Debentures due 2049 (1)	604	627	628
0.5% Exchangeable Senior Debentures due 2050 (1)	920	1,111	982
Sirius XM Holdings Margin Loan	875	875	750
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	—	—	997
Sirius XM 4.625% Senior Notes due 2024	—	—	1,488
Sirius XM 5.375% Senior Notes due 2026	—	—	993
Sirius XM 3.125% Senior Notes due 2026	1,000	989	—
Sirius XM 5.0% Senior Notes due 2027	1,500	1,491	1,490
Sirius XM 4.0% Senior Notes due 2028	2,000	1,978	—
Sirius XM 5.50% Senior Notes due 2029	1,250	1,239	1,237
Sirius XM 4.125% Senior Notes due 2030	1,500	1,485	1,484
Sirius XM 3.875% Senior Notes due 2031	1,500	1,483	—
Pandora 1.75% Convertible Senior Notes due 2023	193	175	170
Sirius XM Senior Secured Revolving Credit Facility	—	—	649
Deferred financing costs		(14)	(12)
Total Liberty SiriusXM Group	13,127	13,754	13,000
Braves Group
Subsidiary notes and loans:
Notes and loans	721	721	674
Deferred financing costs		(3)	(4)
Total Braves Group	721	718	670
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	450	635	582
2.25% Exchangeable Senior Debentures due 2046 (1)	25	25	209
Other	71	71	74
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,902	2,904
Deferred financing costs		(7)	(10)
Total Formula One Group	3,448	3,626	3,759
Total debt	$17,296	18,098	17,429
Debt classified as current		(2,573)	(743)
Total long-term debt		$15,525	16,686

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

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of September 30, 2021.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. As of September 30, 2021, the Convertible Notes are classified as a current liability in the condensed consolidated balance sheet, as the conversion conditions have been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. As of September 30, 2021, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. As of September 30, 2021, the basket price of the securities underlying the Bond Hedge Transaction was $62.63 per share. The bond hedge expires on October 15, 2023 and is included in Other current assets as of September 30, 2021 and Other assets as of December 31, 2020 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. As of September 30, 2021, the warrants covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of September 30, 2021. As of September 30, 2021, the basket price of the securities underlying the warrants was $62.63 per share. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Convertible Notes, Bond Hedge Transaction and warrants were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes will be approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities. As of September 30, 2021, the 1% Convertible Notes are classified as a current liability in the condensed consolidated balance sheet, as the conversion conditions have been met as of such date.

2.25% Exchangeable Senior Debentures due 2046

On August 17, 2016, Liberty closed a private offering of approximately $445 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2046 (the “2.25% Exchangeable Senior Debentures due 2046”), and shares of the Company’s Time Warner, Inc. (“Time Warner”) common stock were the reference shares attributable to the debentures. On June 14, 2018, AT&T Inc. (“AT&T”) acquired Time Warner in a stock-and-cash transaction. In accordance with the terms of the indenture governing the 2.25% Exchangeable Senior Debentures due 2046, the cash portion of the acquisition consideration was paid on June 22, 2018 as an extraordinary additional distribution to holders of debentures, and the stock portion of the acquisition consideration became reference shares attributable to the debentures. Also pursuant to the indenture, the original principal amount of the 2.25% Exchangeable Senior Debentures due 2046 was reduced by an amount equal to the extraordinary additional distribution of $229 million, calculated as $514.1295 per $1,000 original principal amount of debentures. Additionally, any amount of excess regular quarterly cash dividends paid on the AT&T reference shares were distributed by the Company to holders of the debentures as an additional distribution.

During the nine months ended September 30, 2021, the Company sold approximately 5.33 million shares of AT&T common stock attributable to the debentures to fund individually negotiated private repurchases of $178 million principal amount of debentures.

Holders of the debentures had the right to require Liberty to purchase their debentures on October 5, 2021. Accordingly, the debentures were classified as a current liability in the condensed consolidated balance sheet as of September 30, 2021. During October 2021, the Company sold the remaining shares of AT&T common stock attributable to the debentures to fund the repurchase and redemption of the remaining $25 million principal amount of debentures.

The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in September 2021, Liberty will deliver solely cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $66.28 per share. A total of approximately 5.8 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2019. Holders of the debentures have the right to require Liberty to purchase their debentures on December 1, 2021. Accordingly, the debentures are classified as a current liability in the condensed consolidated balance sheets as of September 30, 2021. In October 2021, Liberty issued a redemption notice for all of the 2.25% Exchangeable Debentures due 2048. Settlement of any debentures properly surrendered for exchange is expected to be completed in January 2022. On December 1, 2021, any 2.25% Exchangeable Senior Debentures due 2028 outstanding and not so purchased or surrendered prior thereto for exchange will be redeemed in full. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, extended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan, and was scheduled to mature during March 2022. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan and any drawn portion of the revolver carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Borrowings outstanding under this margin loan bore interest at a rate of 2.13% per annum at September 30, 2021. As of September 30, 2021, availability under the Sirius XM Holdings Margin Loan was $875 million. As of September 30, 2021, 1.0 billion shares of Sirius XM Holdings common stock held by Liberty with a value of $6,100 million were pledged as collateral to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. On November 9, 2020, the margin loan was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2021, availability under the Live Nation Margin Loan was $200 million. As of September 30, 2021, 9.0 million shares of the Company’s Live Nation common stock with a value of $817 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Sirius XM Holdings Senior Notes and Secured Revolving Credit Facility

Sirius XM 3.875% Senior Notes Due 2022, Sirius XM 4.625% Senior Notes due 2024 and Sirius XM 5.375% Senior Notes due 2026

In August 2021, Sirius XM redeemed the $1.0 billion aggregate principal amount of the 3.875% Senior Notes due 2022 for $1,019 million and $1.5 billion aggregate principal amount of the 4.625% Senior Notes due 2024 for $1,541 million. In September 2021, Sirius XM redeemed the $1.0 billion aggregate principal amount of the 5.375% Senior Notes due 2026 for $1,034 million. Sirius XM recognized $83 million of losses on extinguishment of debt during the three and nine months ended September 30, 2021 as a result of these redemptions.

Sirius XM 4.0% Senior Notes Due 2028

In June 2021, Sirius XM issued $2.0 billion aggregate principal amount of 4.0% Senior Notes due 2028 (the “4.0% Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 4.0% per annum. The 4.0% Notes will mature on July 15, 2028. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes. Sirius XM Holdings used a portion of the net proceeds from the offering to repay borrowings outstanding under its Credit Facility, as defined below, and redeemed all of its 3.875% Senior Notes due 2022.

Sirius XM 3.125% Senior Notes Due 2026 and Sirius XM 3.875% Senior Notes Due 2031

In August 2021, Sirius XM issued $1.0 billion aggregate principal amount of 3.125% Senior Notes due 2026 (the “3.125% Notes”) and $1.5 billion aggregate principal amount of 3.875% Senior Notes due 2031 (the “3.875% Notes”). Interest on the 3.125% Notes and 3.875% Notes is payable semi-annually on March 1 and September 1. The 3.125% Notes mature on September 1, 2026 and the 3.875% Notes mature on September 1, 2031. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes. Sirius XM Holdings used the net proceeds to redeem all of its 4.625% Senior Notes due 2024 and all of its 5.375% Senior Notes due 2026.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of September 30, 2021 and is payable on a quarterly basis.  The Credit Facility contains customary covenants, including a maintenance covenant. As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of September 30, 2021.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of September 30, 2021
	September 30,	December 31,	Borrowing	Weighted avg	Maturity
	2021	2020	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$145	115	185	1.30%	various
Ballpark funding
Senior secured note	178	184	NA	3.77%	September 2041
Floating rate notes	56	60	NA	1.85%	September 2029
Stadium credit facility	46	—	46	1.36%	July 2026
Term loan	—	46	NA	NA	August 2021
Mixed-use credit facilities and loans	266	239	307	3.66%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$721	674

Formula 1 Loans

Formula 1 has a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”), which includes a $500 million revolving credit facility. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of September 30, 2021, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of September 30, 2021. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of September 30, 2021, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio, debt yield ratio, capital expenditures and liquidity. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. Recent amendments to Formula 1’s Senior Loan Facility and certain Braves Holdings debt provide for covenant relief, subject to certain conditions, for a specified period of time. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of September 30, 2021.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2021
Sirius XM 3.125% Senior Notes due 2026	$1,011
Sirius XM 5.0% Senior Notes due 2027	$1,560
Sirius XM 4.0% Senior Notes due 2028	$2,030
Sirius XM 5.50% Senior Notes due 2029	$1,345
Sirius XM 4.125% Senior Notes due 2030	$1,506
Sirius XM 3.875% Senior Notes due 2031	$1,461
Pandora 1.75% Convertible Senior Notes due 2023	$219

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at September 30, 2021.

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

The changes in the components of redeemable noncontrolling interests were as follows (in millions):

Balance at January 1, 2021	$—
Initial recognition of redeemable noncontrolling interests	524
Net earnings (loss) attributable to the noncontrolling interests	(1)
Change in redemption value of redeemable noncontrolling interests	52
Balance at September 30, 2021	$575

The Public Warrants, issued as part of the Units in the IPO, have certain provisions which require LMAC to account for these instruments at fair value as a liability. Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock. At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs. At September 30, 2021 the value of the liability was $17 million based on the fair market value of the Public Warrants.

On April 15, 2021, the Sponsor entered into an agreement to provide up to $2.5 million to LMAC for working capital purposes. As of September 30, 2021, LMAC had borrowed $1 million under the loan. The working capital loan will either be repaid upon consummation of the initial business combination or the deadline for LMAC to complete an initial business combination, without interest, or, at the Sponsor’s discretion, up to $2.5 million of such loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, LMAC may use funds outside of the trust account to repay the working capital loan, but funds in the trust account would not be used to repay the working capital loan.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

contracts as of September 30, 2021 aggregated $446 million, which is payable as follows: $189 million in 2021, $92 million in 2022, $62 million in 2023, $48 million in 2024 and $55 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

SXM-7 Satellite

On December 13, 2020, Sirius XM Holdings launched its SXM-7 satellite and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which Sirius XM Holdings considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 million was recoverable. In determining recoverability of SXM-7, Sirius XM Holdings compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, the carrying value of the satellite is not recoverable and an impairment charge of $220 million was recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statement of operations during the nine months ended September 30, 2021. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.

Sirius XM Holdings procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 is $225 million. During the nine months ended September 30, 2021, Sirius XM Holdings collected $225 million of insurance recoveries. Of this amount, $80 million and $220 million have been recorded as a reduction to impairment, restructuring and acquisition costs, net of recoveries during the three and nine months ended September 30, 2021, respectively. The remaining $5 million has been recorded in other, net in the condensed consolidated statements of operations during the three and nine months ended September 30, 2021.

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite, which remains available as an in-orbit spare, along with XM-5.

Potential Impact of COVID-19

The business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19, and continue to be impacted. These businesses may be required to hold a smaller number of events than originally planned or may not be able to reschedule previously canceled or postponed events. The 2021 regular baseball season was comprised of approximately 160 games. Formula 1 originally scheduled 23 Events in 2021, although after a number of Events were cancelled and/or replaced, 22 Events are expected to take place. Braves Holdings and Formula 1 have had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. It is unclear, as restrictions are lifted in many jurisdictions, whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses continue to face cancelled events, closed venues and reduced attendance, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts continue, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restructuring of Sirius XM Holdings’ leases

During the nine months ended September 30, 2021, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, surrendered certain office leases, primarily in New York, New York and Oakland, California.  Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, Sirius XM Holdings recorded impairments aggregating $18 million to reduce the carrying value of the assets to their fair values. Additionally, Sirius XM Holdings accrued expenses of $6 million for which it will not recognize any future economic benefits and wrote off leasehold improvements of $1 million. The fair values of the assets were determined using a discounted cash flow model based on Sirius XM Holdings management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 million was recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On August 23, 2021, the United States Court of Appeals for the Ninth Circuit issued an Opinion in a related case, Flo & Eddie Inc. v. Sirius XM Radio Inc. The related case also concerned a class action suit brought by Flo & Eddie Inc. regarding the public performance of pre-1972 recordings under California law.  Relying on California’s copyright statute, Flo & Eddie argued that California law gave it the “exclusive ownership” of its pre-1972 songs, including the right of public performance. The Ninth Circuit reversed the District Court’s grant of partial summary judgment to Flo & Eddie Inc. The Ninth Circuit held that the District Court in this related case erred in concluding that “exclusive ownership” under California’s copyright statute included the right of public performance. The Ninth Circuit remanded the case for entry of judgment consistent with the terms of the parties’ contingent settlement agreement, and on October 6, 2021, the parties to the related case stipulated to its dismissal with prejudice.

Following issuance of the Flo & Eddie Inc. v. Sirius XM Radio Inc. opinion, on September 3, 2021, the Ninth Circuit lifted the stay of appellate proceedings in Flo & Eddie, Inc. v. Pandora Media, LLC.  The Flo & Eddie Inc. v. Sirius XM Radio Inc. decision is precedential in the Ninth Circuit, and therefore Sirius XM Holdings believes substantially narrows the claims that Flo & Eddie may continue to assert against Pandora.

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

The Exchange Agreement provides for exchanges by the Company and Mr. Malone or the JM Trust of shares of Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock or Series B Liberty Formula One common stock for shares of Series C Liberty SiriusXM common stock, Series C Liberty Braves common stock or Series C Liberty Formula One common stock, respectively, in connection with certain events, including (i) any event that would result in a reduction in the outstanding votes of any of the Company’s tracking stock groups (each, a “Group”) or an increase of Mr. Malone’s beneficially-owned voting power in any Group (other than a Voting Power Exchange (as defined below)) (an “Accretive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group would exceed the Target Voting Power plus 0.5%, (ii) from and after the occurrence of any Accretive Event, any event that would result in an increase in the outstanding votes of any Group or a decrease of Mr. Malone’s beneficially-owned voting power in any Group (a “Dilutive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group falls below the Target Voting Power less 0.5%, or (iii) on a quarterly basis or in connection with any annual or special meeting of stockholders, upon request by Mr. Malone or the JM Trust, if Mr. Malone’s aggregate voting power in the Company is less than the Target Voting Power and would continue to be less than the Target Voting Power upon completion of such exchange (a "Voting Power Exchange").  Additionally, the Exchange Agreement contains certain provisions with respect to fundamental events at the Company, meaning any combination, consolidation, merger, exchange offer, split-off, spin-off, rights offering or dividend, in each case, as a result of which holders of Series B common stock of one or more Groups are entitled to receive securities of the Company, securities of another person, property or cash, or a combination thereof.

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

As of September 30, 2021, there have been no exchanges of the Company’s shares pursuant to the Exchange Agreement.

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

For the nine months ended September 30, 2021, the Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis through its two proprietary satellite radio systems and is streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.
●	Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events taking place in different

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,666	1,594	4,918	4,757
Advertising	452	345	1,235	866
Equipment	41	47	149	113
Other	39	39	113	115
Total Liberty SiriusXM Group	2,198	2,025	6,415	5,851
Braves Group
Corporate and other:
Baseball	222	102	433	119
Development	12	8	33	24
Total Braves Group	234	110	466	143
Formula One Group
Formula 1:
Primary	612	558	1,235	590
Other	56	39	114	70
Total Formula One Group	668	597	1,349	660
Consolidated Liberty	$3,100	2,732	8,230	6,654

Live Nation’s revenue was $2,699 million and $184 million during the three months ended September 30, 2021 and 2020, respectively, and $3,565 million and $1,624 million during the nine months ended September 30, 2021 and 2020, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended September 30, 2021 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the nine months ended September 30, 2021 were approximately $349 million and $504 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $631 million for the remainder of 2021, $2,060 million in 2022, $1,718 million in 2023, $3,592 million in 2024 through 2029, and $481 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$720	661	2,101	1,915
Live Nation	306	(320)	164	(647)
Corporate and other	(5)	(7)	(12)	(26)
	1,021	334	2,253	1,242
Eliminate equity method affiliate	(306)	320	(164)	647
Total Liberty SiriusXM Group	715	654	2,089	1,889
Braves Group
Corporate and other	55	5	86	(49)
Total Braves Group	55	5	86	(49)
Formula One Group
Formula 1	180	14	312	(34)
Live Nation	NA	NA	NA	(125)
Corporate and other	(4)	(6)	(14)	(26)
	176	8	298	(185)
Eliminate equity method affiliate	NA	NA	NA	125
Total Formula One Group	176	8	298	(60)
Consolidated Liberty	$946	667	2,473	1,780

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2021
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,739	725	244
Live Nation	13,331	246	110
Corporate and other	1,758	149	—
	44,828	1,120	354
Eliminate equity method affiliate	(13,331)	(246)	(110)
Total Liberty SiriusXM Group	31,497	874	244
Braves Group
Corporate and other	1,625	108	26
Total Braves Group	1,625	108	26
Formula One Group
Formula 1	8,815	—	10
Corporate and other	3,020	34	—
Total Formula One Group	11,835	34	10
Elimination (1)	(538)	—	—
Consolidated Liberty	$44,419	1,016	280
(1)	This amount is primarily comprised of the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group. See note 2 for information regarding the intergroup interests. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA	$946	667	2,473	1,780
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	95	—	(13)	(24)
Legal reserves	—	—	—	16
Stock-based compensation	(65)	(68)	(188)	(180)
Depreciation and amortization	(274)	(279)	(806)	(812)
Operating income (loss)	702	320	1,466	780
Interest expense	(168)	(153)	(484)	(480)
Share of earnings (losses) of affiliates, net	9	(187)	(134)	(442)
Realized and unrealized gains (losses) on financial instruments, net	(40)	16	66	(163)
Gains (losses) on dilution of investment in affiliate	142	—	152	1
Other, net	(72)	(32)	(54)	(2)
Earnings (loss) before income taxes	$573	(36)	1,012	(306)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by Sirius XM Holdings Inc. (“Sirius XM Holdings”); the redemption or exchange of Liberty’s 2.25% Exchangeable Senior Debentures due 2048; fluctuations in interest rates and stock prices; the impacts of COVID-19 (as defined below); the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States;
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the impact of the global semiconductor supply shortage on Sirius XM Holdings’ supply chain;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of Liberty SiriusXM Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;

●	the ability of Formula 1 to expand into new markets;
●	developments stemming from Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the impact of organized labor on the Braves Group;
●	the impact of an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings (as defined below) receives;
●	the impact of the Development Project (as defined below) on the Braves Group (as defined below) and its ability to manage the project;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	events, accidents or terrorist acts that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates; and
●	challenges related to assessing the future prospects of tracking stock groups based on past performance.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM bundles include live, curated and certain exclusive and on demand programming. Sirius XM is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora business operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). Through Sirius XM Holdings, we have investments in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”) and SoundCloud Holdings, LLC (“SoundCloud”), which we account for as equity method investments

Formula 1 is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment at September 30, 2021. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2020, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2021, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains an approximate 3.7% intergroup interest in the Braves Group and an approximate 2.2% intergroup interest in the Formula One Group as of September 30, 2021. In April 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle its obligation under the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. As of September 30, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $529 million, which includes approximately $164 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2021, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. Additionally, the Liberty SiriusXM Group and the Formula One Group retain approximate 3.7% and 11.1% intergroup interests, respectively, in the Braves Group as of September 30, 2021. As of September 30, 2021, the Braves Group has cash and cash equivalents of approximately $134 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2021, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, an approximate 11.1% intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Exchangeable Senior Debentures due 2046. The Liberty SiriusXM Group retains an approximate 2.2% intergroup interest in the Formula One Group as of September 30, 2021. In April 2021, the Formula One Group received approximately $384 million from the Liberty SiriusXM Group to settle the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. The Formula One Group has cash and cash equivalents of approximately $2,195 million as of September 30, 2021, which includes $585 million of subsidiary cash.

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar and the MLB season were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. The 2021 regular baseball season was comprised of approximately 160 games, which is the same number of regular season games held in years prior to the COVID-19 pandemic. Formula 1 originally scheduled 23 Events in 2021, although after a number of Events were cancelled and/or replaced, 22 Events are now expected to take place. Braves Holdings and Formula 1 have had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. It is unclear, as restrictions are lifted in many jurisdictions, whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses continue to face cancelled events, closed venues and reduced attendance, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts continue, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,198	2,025	6,415	5,851
Total Liberty SiriusXM Group	2,198	2,025	6,415	5,851
Braves Group
Corporate and other	234	110	466	143
Total Braves Group	234	110	466	143
Formula One Group
Formula 1	668	597	1,349	660
Total Formula One Group	668	597	1,349	660
Consolidated Liberty	$3,100	2,732	8,230	6,654

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$610	461	1,487	1,310
Corporate and other	(6)	(10)	(20)	(34)
Total Liberty SiriusXM Group	604	451	1,467	1,276
Braves Group
Corporate and other	30	(16)	21	(93)
Total Braves Group	30	(16)	21	(93)
Formula One Group
Formula 1	80	(104)	11	(363)
Corporate and other	(12)	(11)	(33)	(40)
Total Formula One Group	68	(115)	(22)	(403)
Consolidated Liberty	$702	320	1,466	780

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$720	661	2,101	1,915
Corporate and other	(5)	(7)	(12)	(26)
Total Liberty SiriusXM Group	715	654	2,089	1,889
Braves Group
Corporate and other	55	5	86	(49)
Total Braves Group	55	5	86	(49)
Formula One Group
Formula 1	180	14	312	(34)
Corporate and other	(4)	(6)	(14)	(26)
Total Formula One Group	176	8	298	(60)
Consolidated Liberty	$946	667	2,473	1,780

Revenue.  Our consolidated revenue increased $368 million and $1,576 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase was driven by increases in revenue for Formula 1, Sirius XM Holdings and Braves Holdings.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income increased $382 million and $686 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2021 was primarily driven by improvements of $184 million, $149 million and $50 million in Formula 1, Sirius XM Holdings and Braves Holdings operating results, respectively. The increase for the nine months ended September 30, 2021 was primarily driven by improvements of $374 million, $177 million and $118 million in Formula 1, Sirius XM Holdings and Braves Holdings operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) options, restricted stock awards, restricted stock units and other stock-based awards granted to officers, employees and certain third parties of our subsidiaries, Sirius XM Holdings, Formula 1 and Braves Holdings, (3) phantom stock appreciation rights granted to officers and employees of our subsidiary, Braves Holdings, pursuant to private equity plans and (4) amortization of restricted stock and performance-based restricted stock unit grants.

We recorded $188 million and $180 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. The increase in stock compensation expense is primarily due to increases at Braves Holdings and corporate, partially offset by a decrease at Sirius XM Holdings. As of September 30, 2021, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $53 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years. Additionally, as of September 30, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $513 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.6 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Operating income (loss)	$702	320	1,466	780
Depreciation and amortization	274	279	806	812
Stock-based compensation	65	68	188	180
Impairment, restructuring and acquisition costs, net of recoveries	(95)	—	13	24
Legal reserves	—	—	—	(16)
Adjusted OIBDA	$946	667	2,473	1,780

Consolidated Adjusted OIBDA increased $279 million and $693 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended September 30, 2021 was primarily due to increases of $166 million, $59 million and $52 million in Formula 1, Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively. The increase in Adjusted OIBDA for the nine months ended September 30, 2021 was primarily due to increases of $346 million, $186 million and $137 million in Formula 1, Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(130)	(116)	(373)	(347)
Braves Group	(6)	(6)	(18)	(19)
Formula One Group	(32)	(31)	(93)	(114)
Consolidated Liberty	$(168)	(153)	(484)	(480)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$2	(183)	(181)	(331)
Braves Group	9	(5)	20	(2)
Formula One Group	(2)	1	27	(109)
Consolidated Liberty	$9	(187)	(134)	(442)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(42)	(39)	(42)	(228)
Braves Group	—	—	1	(10)
Formula One Group	2	55	107	75
Consolidated Liberty	$(40)	16	66	(163)

Gains (losses) on dilution of investment in affiliate
Liberty SiriusXM Group	$142	—	152	1
Braves Group	—	—	—	—
Formula One Group	—	—	—	—
Consolidated Liberty	$142	—	152	1

Other, net
Liberty SiriusXM Group	$(75)	(36)	(66)	(20)
Braves Group	1	(1)	1	(1)
Formula One Group	2	5	11	19
Consolidated Liberty	$(72)	(32)	(54)	(2)

	$(129)	(356)	(454)	(1,086)

Interest expense. Consolidated interest expense increased $15 million and $4 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Liberty SiriusXM Group increased during the three and nine months ended September 30, 2021 due to an increase in the average amount of corporate and subsidiary debt outstanding and interest expense for the Formula One Group decreased during the nine months ended September 30, 2021 due to a decrease in the average amount of corporate and subsidiary debt outstanding. As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$9	(177)	(169)	(321)
Sirius XM Canada	(1)	—	6	8
Other	(6)	(6)	(18)	(18)
Total Liberty SiriusXM Group	2	(183)	(181)	(331)

Braves Group
Other	9	(5)	20	(2)
Total Braves Group	9	(5)	20	(2)

Formula One Group
Live Nation (a)	NA	NA	NA	(112)
Other	(2)	1	27	3
Total Formula One Group	(2)	1	27	(109)
Consolidated Liberty	$9	(187)	(134)	(442)
(a)	Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Debt and equity securities	$(6)	4	210	(109)
Debt measured at fair value	(57)	44	(241)	326
Change in fair value of bond hedges	18	(32)	77	(282)
Other derivatives	5	—	20	(98)
	$(40)	16	66	(163)

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

Gains (losses) on dilution of investment in affiliate. Gains on dilution of our investment in Live Nation increased for the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year as a result of a common stock offering of approximately 5.2 million shares by Live Nation during September 2021.

Other, net.  Other, net expense increased $40 million and $52 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year, driven by increases in losses on extinguishment of debt related to Sirius XM Holdings and decreases in interest and dividend income. As previously disclosed, Liberty’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Accordingly, any gains or losses on dilution of our investment in Live Nation are reflected in Formula One Group’s results prior to the reattribution and in Liberty SiriusXM Group’s results following the reattribution.

Income taxes.  During the three and nine months ended September 30, 2021, we had earnings before income taxes of $573 million and $1,012 million, respectively, and income tax expense of $173 million and $98 million, respectively. During the three and nine months ended September 30, 2020, we had losses before income taxes of $36 million and $306 million, respectively, and income tax expense of $7 million and income tax benefit $3 million, respectively. For the three months ended September 30, 2021, the Company recognized additional tax expense for the effect of state income taxes and certain losses that are not deductible for income tax purposes. For the nine months ended September 30, 2021, the Company recognized additional tax benefits for a change in its foreign effective tax rate and the settlement of a state income tax audit at Sirius XM Holdings, partially offset by an increase in our valuation allowance. For the three months ended September 30, 2020, the Company recognized additional tax expense due to changes to our valuation allowance, partially offset by tax benefits from a change in tax rate in certain foreign jurisdictions. For the nine months ended September 30, 2020, the Company recognized additional tax expense due to changes to our valuation allowance and the effect of state income taxes, partially offset by tax benefits from a change in the tax rate in certain foreign jurisdictions and the utilization of federal income tax credits.

Net earnings.  We had net earnings of $400 million and $914 million for the three and nine months ended September 30, 2021, respectively, and net losses of $43 million and $303 million for the three and nine months ended September 30, 2020, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2021, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of September 30, 2021, Liberty had $393 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of September 30, 2021 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$164
Corporate and other	365
Total Liberty SiriusXM Group	$529
Braves Group
Corporate and other	$134
Total Braves Group	$134
Formula One Group
Formula 1	$585
Corporate and other	1,610
Total Formula One Group	$2,195

To the extent Liberty recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to their cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. However, Formula 1 does not have the ability to make a RP to Liberty during the waiver period, as discussed below. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of September 30, 2021, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company. As of September 30, 2021, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $200 million available under Liberty’s margin loan secured by shares of Live Nation.

As stated in note 8 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of September 30, 2021. Pursuant to an amendment to Formula 1’s Senior Loan Facility (as defined in note 8 to the accompanying condensed consolidated financial statements) on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until the quarter ending March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. Formula 1 has the ability to recommence the requirement to comply with the net leverage financial covenant prior to the quarter ending March 31, 2022, in which case the relevant additional conditions will cease to apply. Pursuant to an amendment to Braves Holdings’ $85 million credit facility on August 20, 2020, the fixed charge coverage ratio does not apply until the quarter ending March 31, 2022, subject to certain conditions, including the maintenance of minimum liquidity thresholds throughout the waiver period and certain other restrictions. Braves Holdings could recommence the requirement to comply with the fixed charge coverage ratio beginning with the quarter ending December 31, 2021, in which case the relevant additional conditions will cease to apply. In addition, on August 20, 2020, Braves Holdings amended the debt agreements related to its ballpark funding, waiving the debt service coverage covenant until the quarter ending September 30, 2021, subject to certain conditions, including the maintenance of a minimum liquidity threshold, the increase in debt service reserves and certain other conditions. As of September 30, 2021, Braves Holdings is in compliance with all original debt covenants related to its ballpark funding. On January 29, 2021, Braves Holdings amended one of the debt agreements of the mixed-use loans, waiving the debt yield ratio until the quarter ending June 30, 2021. Additionally, the calculation of the debt yield has been modified from June 30, 2021 through the quarter ending December 31, 2021, subject to certain other conditions.

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

	Nine months ended
	September 30,
	2021	2020

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,298	1,379
Braves Group cash provided (used) by operating activities	8	(56)
Formula One Group cash provided (used) by operating activities	367	(267)
Net cash provided (used) by operating activities	$1,673	1,056
Liberty SiriusXM Group cash provided (used) by investing activities	$(66)	(339)
Braves Group cash provided (used) by investing activities	(16)	(65)
Formula One Group cash provided (used) by investing activities	(533)	95
Net cash provided (used) by investing activities	$(615)	(309)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,703)	(1,399)
Braves Group cash provided (used) by financing activities	40	149
Formula One Group cash provided (used) by financing activities	682	1,172
Net cash provided (used) by financing activities	$(981)	(78)

Liberty’s primary uses of cash during the nine months ended September 30, 2021 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $351 million of Series A and Series C Liberty SiriusXM common stock repurchases, $191 million of debt repayments and $47 million of Series A Liberty Formula One common stock repurchases. These uses were primarily funded by $125 million of borrowings under the margin loan secured by shares of Sirius XM Holdings, dividends from Sirius XM Holdings and cash on hand.

Sirius XM Holdings’ primary uses of cash were the repayment of borrowings of debt, repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by borrowings of debt, cash provided by operating activities and proceeds from satellite insurance policies associated with SXM-7. During the nine months ended September 30, 2021, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $180 million, of which Liberty received $139 million. On October 25, 2021, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock payable on November 29, 2021 to stockholders of record as of the close of business on November 5, 2021.

During the nine months ended September 30, 2021, Formula 1 generated cash from operations and did not have any material uses of cash.

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

Results of Operations—Businesses

Sirius XM Holdings.  Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM’s website. The Sirius XM service is also available through its user interface, called “360L,” which combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of September 30, 2021, the Sirius XM business had approximately 34.3 million subscribers.

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

The Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of September 30, 2021, Pandora had approximately 6.5 million subscribers.

The majority of revenue from the Pandora business is generated from advertising on its ad-supported radio service, which is sold under the SXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Pandora also sells advertising on unaffiliated audio platforms and podcasts. Pandora is the exclusive U.S. ad sales representative for SoundCloud. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Pandora also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of September 30, 2021, the Pandora business had approximately 52.6 million monthly active users.

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

In June 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform. In October 2020, Sirius XM Holdings acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302 million, which included $266 million in cash and $36 million related to contingent consideration. As of September 30, 2021, Sirius XM Holdings will potentially make up to $30 million in additional payments to Scripps related to the contingent consideration based on Stitcher’s achievement of certain financial metrics in 2021. During the three and nine months ended September 30, 2021, Sirius XM Holdings recognized a $17 million benefit related to the change in fair value of the 2021 portion of the contingent consideration. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Stitcher and Simplecast are included in the Pandora reporting unit.

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

As of September 30, 2021, there is an approximate 21% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

On November 1, 2021, Liberty entered into an exchange agreement with certain counterparties to acquire an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. Following the closing of the exchange on November 3, 2021, Liberty owns approximately 80% of the outstanding equity interest of Sirius XM Holdings, and, as a result, Liberty and Sirius XM Holdings became members of the same consolidated tax group. The tax sharing agreement with Sirius XM Holdings, dated February 1, 2021, governs the allocation of consolidated and combined tax liabilities and sets forth agreements with respect to other tax matters.

Also on November 1, 2021, Sirius XM Holdings entered into (i) an agreement with Liberty whereby Liberty agreed not to effect any merger with Sirius XM Holdings pursuant to Section 253 of the General Corporation Law of the State of Delaware (or any successor to such statute) without obtaining the prior approval of a special committee of the Sirius XM Holdings board of directors, all of whom are independent of Liberty (the “Special Committee”) (or any successor special committee of Sirius XM Holdings’ independent and disinterested directors) and (ii) an agreement regarding certain tax matters relating to the exchange.  Each of these agreements was negotiated by the Special Committee with Liberty.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Sirius XM:
Subscriber revenue	$1,532	1,462	4,521	4,372
Advertising revenue	48	39	135	108
Equipment revenue	41	47	149	113
Other revenue	39	39	113	115
Total Sirius XM revenue	1,660	1,587	4,918	4,708
Pandora:
Subscriber revenue	134	132	397	385
Advertising revenue	404	306	1,100	758
Total Pandora revenue	538	438	1,497	1,143
Total revenue	2,198	2,025	6,415	5,851
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(645)	(610)	(1,915)	(1,795)
Pandora cost of services (excluding legal reserve)	(342)	(274)	(972)	(800)
Subscriber acquisition costs	(70)	(110)	(245)	(257)
Selling, general and administrative expenses	(363)	(317)	(1,011)	(919)
Other operating expenses	(58)	(53)	(171)	(165)
Adjusted OIBDA	720	661	2,101	1,915
Impairment, restructuring and acquisition costs, net of recoveries	95	—	(13)	(24)
Legal reserves	—	—	—	16
Stock-based compensation	(51)	(58)	(149)	(165)
Depreciation and amortization	(154)	(142)	(452)	(432)
Operating income	$610	461	1,487	1,310

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 5% and 3% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily attributable to growth in Sirius XM’s self-pay subscriber base of 5%, driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 23% and 25% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily due to higher advertising on news and sports channels as Sirius XM continues to recover to pre-COVID levels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue decreased approximately 13% and increased 32% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was primarily driven by semiconductor supply shortages, automaker plant closings during the quarter due to COVID-19 and lower sales of components and accessories.  The increase for the nine month period was primarily driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels during the first half of 2021 and due to Sirius XM’s transition to a new generation of chipsets, partially offset by semiconductor supply shortages in the third quarter of 2021.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue was flat and decreased approximately 2% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. During the three and nine months ended September 30, 2021, Sirius XM generated lower revenue from rental car arrangements. The decrease for the three month period was offset by higher revenue generated by connected vehicle services and Sirius XM Canada.

Pandora subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pandora subscriber revenue increased 2% and 3% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily driven by the inclusion of Stitcher and growth in Pandora’s subscriber base.

Pandora advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora advertising revenue increased 32% and 45% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to growth in Pandora-owned and operated revenue from higher sell-through, increases in the price of advertising sold, the inclusion of Stitcher and increased revenue from AdsWizz.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 2% and 4% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to music royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 15% and 14% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year driven by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs increased 7% and 6% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year driven by higher transaction, consulting and personnel-related costs. The increase for the three month period was also driven by higher bad debt expense. The increase for the nine month period was partially offset by lower bad debt expense and lower call center expenses.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet streaming service and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services increased 8% and 17% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily driven by higher cloud hosting and wireless costs associated with Sirius XM’s 360L platform and its streaming and connected vehicle services, partially offset by lower component and accessories sales.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora costs of services increased 25% and 22% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.

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

royalties increased 26% and 23% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher royalty rates and higher owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher and the growth in other off-platform revenue.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 50% and 74% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily due to higher license, production and personnel-related costs driven by the inclusion of Stitcher.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs increased 5% and decreased 7% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period was primarily driven by higher transaction fees and bed debt expense. The decrease for the nine month period was primarily driven by lower bad debt expense, partially offset by higher transaction fees.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs increased 23% and 21% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year due to higher streaming costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and nine months ended September 30, 2021, subscriber acquisition costs decreased approximately 36% and 5%, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was driven by lower OEM installations as a result of factory shutdowns during the three months ended September 30, 2021 as well as semiconductor supply shortages and lower subsidies from contract improvements with certain automakers. The decrease for the nine month period was driven by lower subsidies from contract improvements with certain automakers as well as lower costs resulting from the semiconductor supply shortage during the three months ended September 30, 2021, partially offset by higher OEM installations following factory shutdowns in the second quarter of 2020 associated with the COVID-19 pandemic.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2021, selling, general and administrative expense increased 15% and 10%, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher streaming and trial-related direct marketing coats as well as higher personnel costs. The increase for the nine month period was also attributable to the closure of a sales and use tax audit in 2020, which resulted in lower tax expense during the nine months ended September 30, 2020, and increased performance on Sirius XM Holdings’ deferred compensation investments during the nine months ended September 30, 2021, compared to deferred compensation investments during the nine months ended September 30, 2020, partially offset by lower legal costs and rent expense.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three and nine months ended September 30, 2021 other operating expenses increased approximately 9% and 4%, respectively, as compared to the corresponding periods in the prior year, driven by higher personnel costs, partially offset by lower research and development costs.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges, net of insurance recoveries, associated with the SXM-7 satellite, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs. During the nine months ended September 30, 2021, Sirius XM Holdings recorded $220 million of insurance recoveries, which offset the $220 million impairment recorded to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing and restructuring costs of $25 million resulting from the termination of leased office space. During the three months ended September 30, 2021, Sirius XM Holdings recorded insurance recoveries related to the SXM-7 satellite of $80 million as well as the reversal of a $17 million liability related to the Stitcher acquisition. During the nine months ended September 30, 2020, Sirius XM Holdings recorded $24 million related to costs associated with the termination of the Automatic Labs Inc. service and the acquisition of Simplecast. Impairment, restructuring and acquisition costs, net of recoveries have been excluded from Adjusted OIBDA.

Legal reserves for the nine months ended September 30, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2020. The reserve has been excluded from Adjusted OIBDA for the corresponding period as it was not part of Sirius XM Holdings’ normal operations and does not relate to the on-going performance of the business.

Stock-based compensation decreased 12% and 10% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The decrease is primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 8% and 5% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year, primarily driven by developed software and the SXM-8 satellite being placed into service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, media rights (formerly referred to as broadcasting) and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2021 World Championship was originally scheduled to have 23 Events. However, due to the COVID-19 pandemic, during the third quarter of 2021, the 2021 World Championship was revised to 22 Events. The 2020 World Championship calendar was originally scheduled to have 22 Events. However, due to the COVID-19 pandemic, the start of the 2020 season was postponed until early July, with certain Events being cancelled and others rescheduled to later dates. The 2020 World Championship revised calendar consisted of 17 Events.

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Primary Formula 1 revenue	$612	558	1,235	590
Other Formula 1 revenue	56	39	114	70
Total Formula 1 revenue	668	597	1,349	660
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(449)	(551)	(931)	(610)
Selling, general and administrative expenses	(39)	(32)	(106)	(84)
Adjusted OIBDA	180	14	312	(34)
Stock-based compensation	(4)	(3)	(12)	(11)
Depreciation and amortization	(96)	(115)	(289)	(318)
Operating income (loss)	$80	(104)	11	(363)

Number of Events	7	10	15	10

During the three months ended March 31, 2021, Formula 1 began reporting certain components of Other Formula 1 revenue in Primary Formula 1 revenue to better align with the way it currently evaluates the business. In addition, broadcasting revenue was broadened and renamed media rights revenue. The components that were reclassified include fees for licensing commercial rights for Formula 2 and Formula 3 races, fees for the origination and support of program footage, fees for broadcast rights for Formula 2 and Formula 3 races, fees for F1 TV subscriptions and fees for advertising rights on Formula 1’s digital platforms. Accordingly, $34 million and $41 million of Other Formula 1 revenue has been reclassified to Primary Formula 1 revenue for the three and nine months ended September 30, 2020, respectively, to conform with the current presentation.

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

Primary Formula 1 revenue increased $54 million and $645 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. Race promotion revenue increased during the three months ended September 30, 2021 as compared to the corresponding prior year period, as limitations on fan attendance in the prior year led to one-time changes in the contractual terms of Events held. Most events held during the three months ended September 30, 2021 operated with increased fan attendance, as compared to the prior year period, with only a limited number of one-time changes in the contractual terms of Events held. Media rights revenue and sponsorship revenue decreased during the three months ended September 30, 2021, as compared to the corresponding period in the prior year, due to the impact of lower proportionate recognition of season-based income resulting from three fewer Events in the three months ended September 30, 2021 and the impact of recognizing revenue over more events in 2021. The decreases in media rights revenue and sponsorship revenue during the three months ended September 30, 2021 were partially offset by growth in F1 TV subscription revenue and revenue from new sponsors, respectively.

Revenue across all categories was higher during the nine months ended September 30, 2021, as compared to the corresponding period in the prior year, due to the impact of the recognition of Event specific and season-based income resulting from 15 Events during the nine months ended September 30, 2021 and only 10 Events in the corresponding period in the prior year. In addition, during the nine months ended September 30, 2021, a one-time settlement related to another Event, relieving a race promoter from its obligation to stage a race in 2021, contributed to the increase in race promotion revenue. Additionally, growth in F1 TV subscription revenue contributed to the increase in media rights revenue and new sponsors contributed to an increase in sponsorship income during the nine months ended September 30, 2021.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue increased $17 million and $44 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year due to hospitality revenue generated from the sale of tickets to the Formula One Paddock Club, which did not operate during the prior year due to COVID-19 related restrictions, higher licensing revenue from new contracts and growth in gaming royalties and higher freight and travel income from the differing Events.  The increases during the three months ended September 30, 2021, as compared to the corresponding period in the prior year, were partially offset by decreases in Formula 2 and Formula 3 revenue due to fewer support races in the three months ended September 30, 2021.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Team payments	$(338)	(441)	(690)	(441)
Other costs of Formula 1 revenue	(111)	(110)	(241)	(169)
Cost of Formula 1 revenue	$(449)	(551)	(931)	(610)

Cost of Formula 1 revenue decreased $102 million and increased $321 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The decrease in team payments during the three months ended September 30, 2021, as compared to the corresponding period in the prior year, was primarily attributable to one-time fees paid to teams upon signing the 2021 Concorde Agreement in the prior year period and the lower pro-rata recognition of current year fixed and variable Prize Fund elements, driven by three fewer Events in the three months ended September 30, 2021 and the impact of recognizing revenue over more events in 2021. The increase in team payments during the nine months ended September 30, 2021 as compared to the corresponding period in the prior year was attributable to the pro-rata recognition of the Prize Fund elements (which are expected to be higher in the current year), driven by 15 out of 22 Events during the nine months ended September 30, 2021 and 10 out of 17 Events in the corresponding prior year period.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs increased $1 million and $72 million during the three and nine months ended September 30, 2021, respectively. Increases in costs associated with the operation of the Paddock Club during the three months ended September 30, 2021, as compared to the prior year period, were partially offset by lower pro-rata recognition of FIA fees and lower technical, travel, freight and logistics costs, driven by three fewer Events. Formula 2 and Formula 3 costs were also lower during the three months ended September 30, 2021 due to fewer support races in the three months ended September 30, 2021. The increase in other costs during the nine months ended September

30, 2021 was driven by costs associated with the operation of the Paddock Club, higher proportionate recognition of FIA fees and higher technical, travel, freight and logistics, digital media and other related costs, driven by five more Events in the nine months ended September 30, 2021.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $7 million and $22 million during the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods primarily due to higher discretionary marketing expenditures and professional fees. The increase for the nine months ended September 30, 2021, as compared to the prior year period, was also driven by higher personnel costs.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense increased $1 million during both the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $19 million and $29 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

Due to COVID-19, MLB postponed the start of the 2020 season until late July. The 2020 MLB regular season was comprised of 60 games, without fans in attendance. The 2020 minor league season was cancelled. The 2021 regular season was comprised of approximately 160 games and the minor league season started in May.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Baseball revenue	$222	102	433	119
Development revenue	12	8	33	24
Total Braves Holdings revenue	234	110	466	143
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(153)	(90)	(315)	(143)
Selling, general and administrative expenses	(23)	(14)	(59)	(45)
Adjusted OIBDA	58	6	92	(45)
Stock-based compensation	(2)	(2)	(6)	11
Depreciation and amortization	(21)	(19)	(56)	(54)
Operating income	$35	(15)	30	(88)

Home Games	34	30	76	30

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and shared Major League Baseball revenue streams, including national broadcast rights and licensing. Development revenue is derived from the mixed-use facilities and primarily includes rental income. The increases in baseball revenue during the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year were driven by home baseball games being played with fans in 2021 and the recognition of revenue related to all primary sources of revenue. Development revenue increased during the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year due to a reduction in deferred payment arrangements as well as increases in rental income from various new lease commencements.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2021, other operating expenses increased $63 million and $172 million, respectively, as compared to the corresponding periods in the prior year primarily due to the delayed start of the 2020 season until July and reduced number of games in 2020, compared to more normalized levels of player salaries and facility and game day expenses in the current year.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $9 million and $14 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year due to increased marketing initiatives for the 2021 season and cost reduction initiatives during the 2020 season as a result of the impacts of COVID-19.

Stock-based compensation was flat and increased $17 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase during the nine months ended September 30, 2021 was driven by an increase in the fair value of the underlying awards.

Depreciation and amortization increased $2 million during both the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year due to an increase in depreciation related to the Development Project, which had various assets placed into service.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$875	2.1%	$12,252	3.5%
Braves Group	$282	1.6%	$439	3.8%
Formula One Group	$832	3.5%	$2,616	4.8%

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

At September 30, 2021, the fair value of our marketable equity securities was $393 million. Had the market price of such securities been 10% lower at September 30, 2021, the aggregate value of such securities would have been approximately $39 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at September 30, 2021 the aggregate value of such security would have been $635 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes "Legal Proceedings" under Item 3 of Part I. Refer to note 10 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2020.

Risks relating to the Liberty SiriusXM Group

Sirius XM Holdings faces supply chain risks as a result of the global semiconductor supply shortage.

The global semiconductor supply shortage is having wide-ranging effects across multiple industries, including direct and indirect effects on Sirius XM Holdings’ business. Sirius XM Holdings has experienced, and may continue to experience, delays in securing certain application specific integrated circuits (which are commonly referred to as "chipsets") that are essential components of its satellite radios. In addition, automakers are experiencing, and may continue to experience, delays in securing certain chipsets that are essential components of new vehicles for a variety of reasons, including due to closures at semiconductor manufacturing facilities. All of these affected automakers manufacture and sell vehicles that include Sirius XM Holdings’ satellite radios. For example, some automobile plants in North America and elsewhere have halted or reduced vehicle production due to the shortage of semiconductors used in the production of their vehicles. As a result, the semiconductor supply shortage has had, and may continue to have, an impact on new vehicle deliveries, which in turn may affect Sirius XM Holdings’ subscriber acquisition efforts.

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

A summary of the repurchase activity for the three months ended September 30, 2021 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock		Series A Liberty Formula One Common Stock
							(c) Total Number	(d) Maximum Number
							of Shares	(or Approximate Dollar
							Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
July 1-31, 2021	—	—	911,808	$46.06	—	—	911,808	$766
August 1-31, 2021	155,129	$48.37	577,448	$47.58	298,385	$43.19	1,030,962	$718
September 1-30, 2021	282,282	$47.83	370,230	$48.63	745,615	$45.75	1,398,127	$653
Total	437,411		1,859,486		1,044,000		3,340,897

II-1

There were no repurchases of Series A Liberty Braves common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended September 30, 2021.

During the three months ended September 30, 2021, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1

Exchange Agreement, dated as of July 28, 2021, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021 (File No. 001-35707)).

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

LIBERTY MEDIA CORPORATION
Date:	November 4, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 4, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3