Form 10-K
period 2021-12-31
Liberty Media Corp
filed 2022-02-25
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2021, was approximately $25.7 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2022 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	101,022,437	9,802,232	222,003,542
Liberty Braves common stock	10,313,703	981,494	41,494,540
Liberty Formula One common stock	24,321,099	2,445,666	205,288,177

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2021 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies which are engaged in the media and entertainment industries primarily in North America and the United Kingdom. Our principal businesses and assets include our consolidated subsidiaries Sirius XM Holdings Inc. (“Sirius XM Holdings”), Formula 1, Braves Holdings, LLC (“Braves Holdings”) and our equity affiliate Live Nation Entertainment, Inc. (“Live Nation”).

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

The assets reattributed from the Formula One Group to the Liberty SiriusXM Group, valued at $2.8 billion, consisted of:

●	Liberty’s entire Live Nation stake, consisting of approximately 69.6 million shares of Live Nation common stock;
●	a newly-created Formula One Group intergroup interest, consisting of approximately 5.3 million notional shares of Liberty Formula One common stock, to cover exposure under Liberty’s 1.375% cash convertible senior notes due 2023 (the “Convertible Notes”);
●	the bond hedge and warrants associated with the Convertible Notes;
●	the entire Liberty SiriusXM Group intergroup interest, consisting of approximately 1.9 million notional shares of Liberty SiriusXM common stock, thereby eliminating the Liberty SiriusXM Group intergroup interest; and

●	a portion, consisting of approximately 2.3 million notional shares of Liberty Braves common stock, of the Formula One Group’s intergroup interest in the Braves Group, to cover exposure under the Convertible Notes.

The reattributed liabilities, valued at $1.3 billion, consisted of:

●	the Convertible Notes;
●	Liberty’s 2.25% exchangeable senior debentures due 2048; and
●	Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value was reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares that were reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, which was funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which was repaid with the proceeds from the LSXMK rights offering described below (the “Intergroup Loan”).

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2021, include Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. In April 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. On February 1, 2019, Sirius XM Holdings acquired Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). See note 5 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora. The Liberty SiriusXM Group retains intergroup interests in the Braves Group and the Formula One Group as of December 31, 2021, as described below.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group, which, as of December 31, 2021, include its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. The Liberty SiriusXM Group and the Formula One Group retain intergroup interests in the Braves Group as of December 31, 2021, as described below.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2021, include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation (“LMAC”), cash, an intergroup interest in the Braves Group and Liberty’s 1% Cash Convertible Notes due 2023.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.0% intergroup interest at December 31, 2021. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at December 31, 2021. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at December 31, 2021. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar, comprised of 17 Events, and the Major League Baseball season, comprised of 60 regular season games, were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. In 2021, the timing of baseball season and the number of regular season games played returned to normal, and limitations on fan attendance were lifted in May. Formula 1 held a record 22 Events in 2021. Restrictions on fan attendance at Formula 1 Events reduced as 2021 progressed. Starting in the third quarter of 2021, Live Nation had a meaningful restart of its operations.

On January 26, 2021, Liberty Media Acquisition Corporation (“LMAC”) consummated its initial public offering (the “IPO”) of 57.5 million units (the “Units”), including 7.5 million Units sold pursuant to the full exercise of the underwriters’ overallotment option. Each Unit consists of one share of Series A common stock of LMAC and one-fifth of one redeemable warrant of LMAC. Each whole warrant entitles the holder thereof to purchase one share of Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC's initial business combination and 12 months from the closing of the IPO (“Public Warrants”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to LMAC of $575 million, which were placed in a U.S.-based trust account. Substantially concurrent with the IPO, LMAC completed the private placement of 10 million warrants to its sponsor, Liberty Media Acquisition Sponsor LLC (the “Sponsor”), a wholly-owned subsidiary of the Company, generating gross proceeds of $15 million (“Private Placement Warrants”). Each Private Placement Warrant entitles the holder thereof to purchase one share of LMAC’s Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC’s initial business combination and 12 months from the closing of the IPO and the Sponsor has committed to acquire $250 million of forward purchase units (each consisting of one share of LMAC’s Series B common stock and one-fifth of one redeemable warrant to purchase one share of LMAC’s Series A common stock), at a price of $10.00 per unit, pursuant to a forward purchase agreement that will close substantially concurrently with the consummation of LMAC’s initial business combination. LMAC intends to search for a target in the media, digital media, music, entertainment, communications, telecommunications and technology industries, but may seek to complete a business combination with an operating company in any industry, sector or geographic region. The Company, through the Sponsor’s ownership of LMAC founder shares, owns 20% of LMAC’s issued and outstanding common stock. The LMAC founders shares have certain governance rights which allow us to control LMAC’s affairs, policies and operations through the initial business combination and therefore the Company will continue to consolidate LMAC post-IPO. The Company’s ownership interest in LMAC is attributed to the Formula One Group tracking stock.

On November 3, 2021, pursuant to an exchange agreement with certain counterparties, Liberty acquired an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. Following the closing of the exchange, Liberty and Sirius XM Holdings became members of the same consolidated federal income tax group.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing plans, strategies and initiatives; new service offerings; renewal of licenses and authorizations; revenue growth and subscriber trends at Sirius XM Holdings; our ownership interest in Sirius XM Holdings; the recoverability of goodwill and other long-lived assets; the performance of our equity affiliates; projected sources and uses of cash; the payment of dividends by Sirius XM Holdings; the impacts of COVID-19; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the impact of the COVID-19 pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;

●	the impact of weak economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States;
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission (“FCC”) requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the impact of the global semiconductor supply shortage on Sirius XM Holdings’ supply chain and the auto industry that it relies on;
●	the impact of our equity method investment in Live Nation on our net earnings and the net earnings of the Liberty SiriusXM Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	the relationship between the U.K. and the E.U. following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the impact of organized labor on the Braves Group;
●	the impact of an expansion of Major League Baseball;
●	the level of broadcasting revenue that Braves Holdings receives;
●	the impact of the Development Project on the Braves Group and its ability to manage the project;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;

●	geopolitical incidents, accidents, terrorist acts or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates; and
●	challenges related to assessing the future prospects of tracking stock groups based on past performance.

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

Formula 1

Braves Holdings, LLC

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Sirius XM Holdings

As of December 31, 2021, we owned approximately 81% of the outstanding equity interest in Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora. Sirius XM Holdings continues to expand the range of choices for its listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 144 million vehicles in operation with Sirius XM radios, and the proliferation of smart speakers and other connected devices has increased the range of options consumers have for engaging with and consuming Sirius XM Holdings’ content.

Sirius XM Holdings is also focused on rapidly growing content categories, such as podcasting. In 2021, an estimated 116 million Americans listened to a podcast at least monthly.

Sirius XM

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and its website. The Sirius XM service is also available through a user interface, called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2021, Sirius XM had approximately 34.0 million subscribers.

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

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).

Pandora

Pandora operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2021, Pandora had approximately 6.4 million subscribers.

The majority of revenue from the Pandora business is generated from advertising on Pandora’s ad-supported radio service.  Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

The Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with Sirius XM Holdings. Pandora has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora is able to offer advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. Pandora, through its Simplecast business, also offers a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a solution for management, hosting, analytics and advertising sales.

In 2020, Sirius XM Holdings also acquired Stitcher and its Midroll advertising network from the E.W. Scripps Company. Stitcher is a leader in the distribution of podcasts and serves as the ad sales representative for many podcasts, including Oprah’s Super Soul, Freakonomics Radio, Office Ladies, Your Mom’s House, Hidden Brain and Conan O’Brien Needs a Friend.

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

Sirius XM believes that its broad and diverse programming, including its lineup of exclusive content, is a significant differentiator from terrestrial radio and other audio entertainment providers. Sirius XM makes changes to its programming lineup from time to time as it strives to attract new subscribers and offer content which appeals to a broad range of audiences and to existing subscribers. The channel lineups for its services are available at siriusxm.com.

The Sirius XM business aims to be a platform for diverse perspectives and facilitate dialogue on a broad set of issues. This is reflected across the content provided to listeners, which includes channels dedicated to diverse and historically underrepresented groups, as well as broader programming celebrating such events as Black History Month, Latinx and Hispanic Heritage Month, LGBTQIA+ Pride Month, and Women’s History Month.  Sirius XM continues to expand its offerings, including through its programming that represents diverse viewpoints, historically underserved audiences and original content of a type not typically available to consumers.

Streaming Service.  Sirius XM’s streaming service includes a variety of music and non-music channels, including channels and content that are not available on its satellite radio service, and podcasts. Sirius XM offers applications to allow consumers to access its streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

Sirius XM’s streaming product currently features: the broad range of music, sports, talk, news and entertainment channels available on satellite radio; access to over 200 additional music channels, which it refers to as Xtra Music Channels; and video content, including video from The Howard Stern Show and performances and interviews from Sirius XM’s archives, including in-studio performances and behind-the-scenes moments with artists, personalities and newsmakers.

Sirius XM’s service also includes a library of podcasts, some of which are exclusive to its service, and other on demand content. Sirius XM’s streaming service offers its subscribers the ability to choose their favorite podcast episodes from a catalog of content as well as select material from a library of podcasts Sirius XM is assembling.

Sirius XM’s streaming service is included as part of the vast majority of Sirius XM’s packages, including the Music and Entertainment and Platinum plans.  The Personalized Stations Powered by Pandora feature, which allows subscribers to create their own customized commercial-free music stations within the Sirius XM app, is offered to consumers as part of the price of Sirius XM’s Platinum and Platinum VIP plans. Sirius XM also offers its streaming service in several standalone packages, which do not include a satellite radio subscription. These packages, which include the Streaming Platinum Plan and the Streaming Music and Entertainment Plan, are available to consumers at various prices and include a variety of content.

Sirius XM has entered into agreements with third parties designed to increase the distribution and ease of use of its streaming service, including through connected devices. Sirius XM also has arrangements with various services and consumer electronics manufacturers to include the Sirius XM streaming functionality with their service and devices.

360L.  Sirius XM’s next generation automotive platform, which it calls “360L,” combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. Sirius XM has agreements with many automakers to deploy its 360L interface in a variety of vehicles. Sirius XM believes that 360L will be included in a majority of vehicles that include Sirius XM functionality in the future.  360L allows Sirius XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage and low delivery costs of Sirius XM’s satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to Sirius XM’s content, including Sirius XM’s live channels, on demand service, podcasts and even more personalized music services. The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of Sirius XM’s content in the vehicle easier. In certain cases, 360L also allows consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and provides Sirius XM data on how subscribers use Sirius XM’s service.

Distribution of Radios

New Vehicles. Sirius XM distributes satellite radios through the sale and lease of new vehicles. Sirius XM has agreements with major automakers to offer satellite radios in their vehicles. Satellite radios are available as a factory -installed feature in substantially all vehicle makes sold in the United States. Most automakers include a subscription to Sirius XM’s service in the sale or lease of their new vehicles. In certain cases, Sirius XM receives subscription payments from automakers in advance of the activation of its service. Sirius XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive its service. Sirius XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.  Sirius XM provides its service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit Sirius XM’s service on frequencies originally licensed by the FCC to Sirius, and two of these satellites, XM-4 and SXM-8, transmit its service on frequencies originally licensed by the FCC to XM. Sirius XM’s XM-3 and XM-5 satellites serve as spares for the XM system.

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite, which remains available as an in-orbit spare, along with XM-5.

On December 13, 2020, the SXM-7 satellite was successfully launched and in-orbit testing began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.

Sirius XM has entered into agreements for the design, construction and launch of two additional satellites, SXM-9 and SXM-10. Construction of the SXM-9 and SXM-10 satellites is underway and those satellites are expected to be launched into geostationary orbits in 2024 and 2025, respectively.

Satellite Insurance.  Sirius XM has procured insurance for SXM-8 to cover the risks associated with the satellite’s first year of in-orbit operation. In 2021, Sirius XM collected an aggregate of $225 million under the insurance policies it purchased with respect to SXM-7. Sirius XM does not have insurance policies covering its other in-orbit satellites, as Sirius XM considers the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from Sirius XM’s satellites may be blocked and reception of satellite signals can be adversely affected. In other areas with a high density of next generation wireless systems, Sirius XM’s service may experience interference. In many of these areas, Sirius XM has deployed terrestrial repeaters to supplement and enhance its signal coverage and, in other areas, Sirius XM may deploy additional repeaters to mitigate interference. Sirius XM operates over 1,000 terrestrial repeaters across the United States as part of its systems.

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

Real Time Weather Services.  Sirius XM offers real-time weather services in vehicles, boats and planes.

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

As of December 31, 2021, Sirius XM Canada had approximately 2.5 million subscribers. Sirius XM Canada’s subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

The Pandora Business

Pandora Media, LLC, which owns and operates the Pandora business, is a wholly owned subsidiary of Sirius XM Holdings.

Streaming Radio and On-Demand Music Services

Pandora offers a personalized audio entertainment platform for each listener. Users are able to create personalized stations and playlists and search and play songs and albums on-demand.  The Pandora service utilizes content programming algorithms, data collected from listeners, and attributes of the music to predict user music preferences, play content suited to the tastes of each listener, and introduce each listener to music consistent with the consumer's preferences.

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

Ad-Supported Radio Service

Pandora offers an ad-supported radio service which allows listeners to access its catalog of music, comedy, live streams and podcasts through personalized stations. This service is free across all platforms and generates stations specific to each listener. Each listener can personalize their stations by adding variety to the content.

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

On-Demand Subscription Service (Pandora Premium)

Pandora offers Pandora Premium - an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, download content for offline listening, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity.  Listeners through mobile devices have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.

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

Advertising Revenue

Pandora’s primary source of revenue is the sale of audio, display and video advertising for its connected device platforms, including computers and mobile devices.  Pandora maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting.  Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences. Pandora also has agreements to sell the available advertising inventory in the United States for SoundCloud, one of the world’s largest open audio platforms, and other third parties.

Stitcher

Stitcher licenses from creators original podcasts and operates content networks.  Stitcher also provides podcast advertising services that generate revenue from approximately 400 shows and offers a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand.

Stitcher earns revenue by distributing advertising on certain owned and operated podcasts as well as those created by third parties, including placement based on an advertiser’s desired target audience, and from the sale of advertising on its licensed podcasts and podcasts offered within the Stitcher app.  Stitcher creates and distributes original podcasts licensed from third parties through platforms such as its Stitcher app and the iPhone podcast app.

Stitcher also earns subscription revenue from its Stitcher Premium subscription service.  Users pay a monthly or annual fee for access on Stitcher Premium to premium content and ad-free archived podcast episodes.

AdsWizz

Through its AdsWizz subsidiary, Pandora is a leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products – from dynamic ad insertion to advanced programmatic platforms to innovative new audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other audio advertising products, such as audio formats that enable consumers to trigger an action while listening to an ad as well as other personalization-based technology.

AdsWizz’s technology is employed by Pandora in its ad-supported business as well as by third party customers.  AdsWizz’s third party customers include well-known music platforms, podcasts and broadcasting groups worldwide.

Simplecast

Pandora, through its Simplecast business, also offers a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, offering podcasters a solution for management, hosting, analytics and advertising sales.

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

The holders of the mechanical rights in musical compositions, generally songwriters and music publishers, have traditionally licensed these rights through the statutory license set forth in Section 115 of the United States Copyright Act (the “Copyright Act”); however, mechanical rights can also be licensed directly.

The changing market for musical compositions may have an adverse effect on the Sirius XM and Pandora businesses, including increasing costs and limiting the musical works available to them.

Sirius XM has arrangements with ASCAP, BMI, SESAC and GMR to license the musical compositions it performs on its satellite radio and streaming services. Sirius XM does not require a mechanical license.

Pandora has arrangements with ASCAP, BMI, SESAC, GMR and a variety of other copyright owners to license the musical compositions performance rights used on Pandora’s services.

For the Pandora ad-supported radio service, certain copyright holders receive, as a performance royalty, their usage-based and ownership-based share of a royalty pool equal to 21.5% of the content acquisition costs that Pandora pays for sound recordings on its ad-supported service and others receive a fixed fee.

Pandora must also license “reproduction rights” or “mechanical rights” to offer the interactive features of the Pandora services. For the Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the Copyright Act. In January 2018, the Copyright Royalty Board (the “CRB”) set a rate structure for the five-year period commencing January 1, 2018 and ending on December 31, 2022. The rate was 14.2% of revenue or 25.2% of record label payments in 2021.  The rate was scheduled to increase over the five-year period to 15.1% of revenue or 26.2% of record label payments by 2022.

In August 2021, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination.  For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings. The CRB has implemented proceedings to consider and address the Court of Appeals’ decision.

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

In 2021, as a result of the CRB ruling discussed below, Sirius XM paid a per performance rate for the streaming of certain sound recordings of $0.0026 on its Sirius XM streaming service which increased from $0.0024 in 2020.

Pandora Business.  Pandora has entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.

For sound recordings that Pandora streams and for which it has not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license, and applicable rates thereunder, set by the CRB. Sound recordings subject to the statutory license can only be played through Pandora’s radio services and not through services that are offered on-demand or offline or through any replay or additional skip features.

In June 2021, the CRB issued its initial determination regarding the royalty rates payable by Pandora under the statutory license by which webcasters perform sound recordings via digital transmission over the internet and make ephemeral (server) copies of those recordings during the five-year period starting January 1, 2021 and ending on December 31, 2025.  Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as “webcasting”), the proceeding set the rates that the Pandora business pays for statutorily licensed music streaming on its free, ad-supported service (and for the non-interactive music streaming that occur on its subscription tiers), and that the Sirius XM business pays for music streaming on its subscription internet radio service.

The proceeding did not set the rates that Sirius XM Holdings pays for its other music offerings (such as its satellite radio or business establishment services) and does not affect the rates Sirius XM Holdings pays music publishers for its services, which are covered under different licenses. The statutory rates set in this proceeding will, however, affect the amount Sirius XM Holdings pays for streaming on Pandora under certain of its direct licenses with sound recording copyright owners (i.e., record companies). The royalty rates under many of those direct licenses, which cover a large majority of the sound recordings that Sirius XM Holdings performs on Pandora, are indexed to the statutory rates established in this proceeding.

Under the terms of the CRB’s decision, the statutory royalty rate in 2021 was $0.0021 per performance for non-subscription transmissions (such as offered by the Pandora ad-supported business) and $0.0026 per performance for subscription transmissions (such as offered by the Sirius XM internet radio service). These rates for 2021 were an approximate 17% increase in the rates for non-subscription transmissions and an approximate 8% increase in the rates for subscription transmissions, in each case over the rates in effect during 2020. Rates for the remainder of the five-year period are subject to adjustment each year by the CRB to reflect any changes occurring in the cost of living as determined by the most recent Consumer Price Index for All Urban Consumers.

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

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the FIA Formula One World Championship (the “World Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. The 2021 World Championship calendar was originally scheduled to have 23 Events. However, after a number of Events were cancelled and/or replaced due to the COVID-19 pandemic, 22 Events took place in 20 countries across Europe, the Middle East and North and South America. The 2020 World Championship calendar was originally scheduled to have 22 Events. However, the start of the season was postponed until early July, with certain Events being cancelled, certain new Events being added and others rescheduled at later dates, due to the COVID-19 pandemic. The revised 2020 World Championship calendar was comprised of 17 Events in 12 countries across Europe and the Middle East. In 2021, the World Championship was also followed by hundreds of millions of television viewers in approximately 200 territories. While Formula 1’s largest Events have historically hosted live audiences in excess of 300,000 on race weekends, fans were prohibited from attending all but three Events during 2020, with significant limitations on fan attendance at these Events, due to the COVID-19 pandemic. Restrictions on fan attendance reduced as 2021 progressed, with all Events in the second half of the year operating at either full capacity or with fewer restrictions than had been applied at Events in the first half of the year.

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

Formula 1 recognizes the majority of its revenue and expenses in connection with Events that take place in different countries around the world, generally between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year. However, due to the delayed start of the 2020 Formula 1 race calendar, with the first Event not taking place until July 2020, the revenue and expenses recognized by Formula 1 were significantly lower during the first and second quarters of 2020 as compared to the third and fourth quarters. The seasonality of Formula 1’s revenue and expenses was more normal in 2021.

During the year ended December 31, 2021, Formula 1 began reporting certain components of Other Formula 1 revenue in Primary Formula 1 revenue to better align with the way it currently evaluates the business. In addition, broadcasting revenue was renamed media rights revenue. The components that were reclassified include fees for licensing commercial rights for Formula 2 and Formula 3 races, fees for the origination and support of program footage, fees for broadcast rights for Formula 2 and Formula 3 races, fees for F1 TV subscriptions and fees for advertising rights on Formula 1’s digital platforms. Accordingly, $65 million and $86 million of Other Formula 1 revenue has been reclassified to Primary Formula 1 revenue for the years ended December 31, 2020 and 2019, respectively, to conform with the current period presentation.

Primary Revenue

Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Race Promotion. Race promotion revenue comprised 31%, 13% and 32% of Formula 1’s total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of three to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year. Race promotion revenue was significantly lower in 2020 as a result of the reduced calendar and one-time revised fee arrangements, as most Events were closed to fans, generating very different economics for the promoters.

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

Media Rights.  Media rights (formerly referred to as broadcasting) revenue comprised 40%, 59% and 39% of Formula 1’s total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The variation in the 2020 percentage is due to a number of factors related to the COVID-19 pandemic, including the significant decrease in race promotion revenue, as described above. Certain fee relief arrangements were made with broadcasting partners due to the COVID-19 pandemic resulting in fewer Events within a shorter period of time than anticipated. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. Contracts with broadcasters, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s media rights revenue is primarily generated from:

(a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”) and (c) subscription revenue from Formula 1’s own direct-to-consumer over-the-top broadcast product F1TV. In 2021, Formula 1 had 11 free-to-air television agreements, 13 pay television agreements and 31 agreements, including multi-territory agreements, covering both free-to-air and pay television. Formula 1’s key broadcasters include Sky (pay television) in the United Kingdom, Sky Deutschland (pay television) in Germany, Sky Italia (pay television) in Italy, Movistar and DAZN (pay television) in Spain, Fox Sports/ESPN (pay television) in Pan Latin America, Canal+ (pay television) in France, Bandeirantes (free-to-air and pay television) in Brazil, ESPN and ESPN Deportes (pay television) in the United States, Fox Sports (pay television) in Pan Asia (until the end of September 2021, replaced by three free-to-air and pay television agreements and seven pay television agreements) and MBC (free-to-air and pay television) in the Middle East and North Africa.

Sponsorship. Sponsorship revenue comprised 16%, 18% and 15% of Formula 1’s total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Formula 1 sells Event-based sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, sponsors can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the United States or European consumer price index or another agreed metric. Sponsorship revenue was significantly lower in 2020 as a result of certain Events not taking place and revised fee arrangements, as rights under certain contracts could not be fully serviced due to the effects of the COVID-19 pandemic.

Other Revenue

The remainder of Formula 1’s revenue is typically generated from a variety of other sources including facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. As a result of the COVID-19 pandemic, the majority of these operations were significantly reduced in 2020, and others could not be operated.

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

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2021 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes or Renault. Under the terms of the 2021 Concorde Agreement (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the costs of competing in the World Championship. They receive Prize Fund payments from Formula 1, as well as sponsorship and advertising revenue from their own partners. The 2021 Concorde Agreement between Formula 1, the FIA and the Teams define the terms of the Team’s participation in the World Championship (for further detail, see “—Key Commercial Agreements—Concorde Agreement” below.)

Drivers

One of the distinctive features of the World Championship is the celebrity and diversity of its drivers. Differences in nationalities, temperaments and racing styles form part of the attractive mosaic of Formula 1. The success of a local driver also impacts the television viewership and revenue generated from that country or region. High profile drivers from the United Kingdom (Hamilton), the Netherlands (Verstappen), Germany (Vettel) and Spain (Alonso) have helped grow and sustain the Formula 1 business in those countries. For this reason, Formula 1 encourages the development of drivers from other strategic markets. F2 and F3 provide the training ground and stepping stones to Formula 1 for these drivers. All drivers are employed or contracted by the Teams and have no contractual relationship with Formula 1.

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

Concorde Agreement

From 1981 until 2012, successive Concorde Agreements governed the relationship between Formula 1, the FIA and the Teams, including the regulation of the World Championship. After the then-current Concorde Agreement expired on December 31, 2012, Formula 1 entered into a separate binding bilateral agreement with each Team (the “Team Agreements”), securing the relevant Team’s commitment to continue participating in the World Championship until December 31, 2020. In addition, Formula 1 entered into the 2013 Concorde Implementation Agreement with the FIA in 2013. The 2013 Concorde Implementation Agreement, in addition to making certain modifications to the 100-Year Agreements for the period to end 2030, provides that the FIA agrees to provide certain sporting governance arrangements and regulatory safeguards for the benefit of the Teams, to enter into a new Concorde Agreement for a term of eight years (from 2013 to 2020) reflecting those sporting governance arrangements and regulatory safeguards and to enter into a subsequent Concorde Agreement from 2021 to 2030 or to extend the sporting governance arrangements or regulatory safeguards agreed under the 2013 Concorde Implementation Agreement on substantially the same terms from 2021 to 2030. The Team Agreements and the 2013 Concorde Implementation Agreement together provided, until December 31, 2020, the contractual framework for the World Championship that was previously set out in the Concorde Agreements.

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

Strategy

Formula 1’s goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	continuing to seek and identify opportunities to expand and develop the Event calendar and bring Events to attractive and/or strategically important new markets outside of Europe, which typically have higher race promotion fees, while continuing to build on the foundation of the sport in Europe;
●	developing sponsorship revenue, including increasing sales of Event-based packages and under the Global Partner program, and exploring opportunities in underexploited product categories;
●	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
●	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership;
●	improving the on-track competitive balance of the World Championship and the long term financial stability of the participating Teams; and
●	improving the environmental sustainability of Formula One and its related activities, targeting a net zero carbon footprint by 2030 and sustainable race events by 2025, and building on Formula 1’s initiatives to fight inequality and improve the diversity and opportunity in Formula 1 at all levels.

Braves Holdings, LLC

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Major League Baseball (“MLB”) club, the Atlanta Braves, and certain assets and liabilities associated with the Braves’ stadium and Braves Holdings’ Development Project, The Battery Atlanta and as described in “Mixed-use development” below.

Business Operations

Braves Holdings derives revenue from both local and national sources. Team revenue includes revenue from ticket sales, broadcasting rights, shared revenue collected and distributed by MLB, merchandise sales, minor league teams and other sources. Revenue related to the Braves’ facilities includes corporate sales and naming rights, concessions, advertising, suites and premium seat fees, parking, meetings and events, concerts and publications. Ticket sales and broadcasting rights are the team’s primary revenue drivers. Revenue is seasonal, with the majority of revenue historically recognized during the second and third quarters, which aligns with a normal baseball regular season, consisting of approximately 160 games. However, the 2020 regular season was played entirely during the third quarter and consisted of only 60 games, without fans in attendance. The 2020 minor league season was cancelled. In 2021, the timing of baseball season and the number of regular season games played returned to normal, and limitations on fan attendance were lifted in May. The Battery Atlanta derives revenue primarily from rental income (including overage rent and tenant reimbursements), parking and sponsorships throughout the year.

Ticket Sales. The Braves offer single game tickets, as well as various season ticket packages. The per-ticket average price of 2021 full-season ticket plans ranged from $7 to $532, depending upon the seating area. The Braves utilize a variable and dynamic pricing strategy to help eliminate the perceived difference in value for certain games, which is often exploited in the secondary market. The majority of Braves fans have transitioned to mobile ticketing, which allows the club to track important data, put parameters on resales, and provide convenience and safety to consumers.

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of broadcasting rights to the Braves’ baseball games. Each MLB club has the right to authorize the television broadcast within its home television territory of games in which it participates, subject to certain exceptions. The Braves have a long-term local broadcasting agreement with Sportsouth Network II, LLC, the owner and operator of the SportSouth and FS South video programming services (“Bally Sport South” and “Bally Sports Southeast,” formerly known as Fox Sports South and Fox Sports Southeast, respectively). Nationally, the Braves participate in the revenue generated from the national broadcasting and radio arrangements negotiated by MLB on behalf of the 30 MLB clubs with ESPN, TBS, Fox and Sirius XM Holdings (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB club (collectively, the “MLB Rules and Regulations”), the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. Each MLB club also has the right to authorize radio broadcast, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with approximately 166 local radio station affiliates broadcasting Braves games across the Southeast (the “Braves Radio Network”). Television and radio broadcasting revenue was significantly lower in 2020 as a result of fewer games.

Advertising and Corporate Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising and promotional opportunities at Truist Park. Advertising space is available on the main scoreboard, elsewhere throughout the ballpark and in programs sold at each game. The Braves also enter into long-term licensing agreements for advertising rights with respect to various suites and hospitality spaces. The Braves’ marketing department works closely with the club’s sponsors to offer contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the club allows the Braves name and logo to be used in connection with certain local promotional activities. The Braves also coordinate advertising placement through the Braves Radio Network, and has a cross-promotional sponsorship and marketing agreement with Bally Sport South. Revenue from advertising and corporate sponsorships was significantly lower in 2020 as a result of fewer games, all without fans in attendance.

Player Contracts and Salaries. The Collective Bargaining Agreement (the “CBA”) requires MLB clubs to sign players using the Uniform Player’s Contract. The minimum Major League contract salary under the CBA for players during the 2021 season was $570,500. Player salaries in 2020 were reduced to reflect the shortened season. If a player is injured or terminated by the team for lack of skill during the regular season, he is entitled to all of his salary under the contract for the remainder of the year. Contracts may cover one year or multiple years, but generally under multi-year contracts a player’s salary is guaranteed even if the contract is terminated by the team, or if the player dies or becomes ill, during the term of the contract. In December 2021, the CBA expired and MLB commenced a lockout of the Major League players. Negotiations are ongoing, but no agreement has been reached to date. The Braves are under no legal obligation to pay Major League player salaries during any period that players do not render services during a labor dispute (including the ongoing lockout). Additionally, the Braves are not required to pay the remaining contract salaries of players who resign or refuse to play.

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

Player Development.  Starting with the 2021 season, a new player development system was put in place by MLB comprised of 11 Professional Development Leagues. MLB Professional Development Leagues, LLC ("MLB PDL") is responsible for the administration of the new system and has player development license agreements with 120 minor league clubs that compete in the Professional Development Leagues and are affiliated with MLB clubs, including the Atlanta Braves. MLB PDL is also responsible for enforcing the terms of each player development license agreement, including standards for facility quality and player working conditions. Each MLB club, including the Atlanta Braves, is affiliated with four Professional Development League clubs located in the United States and Canada. Three of the minor league clubs owned by Braves Holdings during the 2021 season, the Gwinnett Stripers, Mississippi Braves and Rome Braves, entered into player development license agreements with MLB PDL. Each license agreement has a 10-year term. Braves Holdings sold the three minor league clubs in January 2022. Each club will remain affiliated with the Atlanta Braves during the license agreement term. The Augusta GreenJackets are the fourth Professional Development League club affiliated with the Atlanta Braves.

The Braves historically operated a baseball academy in the Dominican Republic under the Dominican Summer League. The Braves did not operate the baseball academy during the 2021 season, but plan to recommence operations for the 2022 season. Dominican players, and players from other Latin American countries, are an important source of talent for the Braves and other MLB clubs, but these players may not participate in the first-year draft process (which is limited to only residents of the United States, United States territories, and Canada, including international players who are enrolled in a high school or college in such locations). However, the Braves may enter into contracts with Latin American players, subject to certain MLB Rules and Regulations.

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

CoolToday Park. In March 2019, the Braves relocated to a new spring training facility in North Port, Florida. The park is also the playing facility of the FCL Braves, the Rookie League affiliate of the Braves. The Braves have exclusive operating rights to the facility via a 30-year Facility Operating Agreement with Sarasota County. The club operates and maintains an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park also features an academy for housing players, coaches and staff throughout the year. The academy opened in February 2020 and includes dining, meeting and auditorium spaces.

Mixed-Use Development

Braves Holdings, through affiliated entities and third party development partners, has developed a significant portion of the land around Truist Park for a mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. Phase I of the project is complete and operational. Phase II is complete and includes thyssenkrupp’s North American headquarters, Papa John’s International, Inc.’s Atlanta headquarters, an Aloft Hotel, a specialty market and cinema. The estimated cost for Phase II is approximately $200 million, which Braves Holdings affiliated entities funded through a mix of approximately $55 million in equity and approximately $120 million of debt, with approximately $25 million incremental debt funding remaining as of December 31, 2021. In October 2018, Braves Holdings sold the residential portion of the mixed-use complex, the proceeds from which funded a portion of Phase II. See note 9 to the accompanying consolidated financial statements for debt information related to the mixed-use development.

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

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world significantly impacted Live Nation’s live event business.  Late in the second quarter of 2021, however, Live Nation began to see the positive impacts of successful vaccination rollouts in many of its key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter of 2021, Live Nation saw a meaningful restart of its operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom.

Live Nation’s Business Segments

Concerts. Live Nation’s Concerts segment principally involves the global promotion of live music events in its owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. While its Concerts segment traditionally operates year-round, Live Nation generally experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Ticketing. Live Nation’s Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as a fee. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through websites, mobile apps and ticket outlets. Live Nation’s Ticketing segment also manages its online activities including enhancements to its websites and product offerings. Live Nation’s ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.

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

Terms of Live Nation Investment

At December 31, 2021, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 31% of the issued and outstanding shares as of December 31, 2021.

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

Other Minority Investments

We also own a portfolio of minority equity investments in public and private companies. These non-core assets may be monetized in the future, potentially through derivative and structured transactions as well as public and private sales.

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

In 1997, Sirius XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. Sirius XM’s FCC licenses for its Sirius satellites expire in 2022 and 2025. Sirius XM’s FCC licenses for its XM satellites expire in 2022 and 2026. Sirius XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant licenses for any replacement satellites.

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

Competition

Sirius XM Holdings faces significant competition for listeners and advertisers in its Sirius XM and Pandora businesses, including from providers of radio and other audio services. Sirius XM Holdings’ services compete with traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for Sirius XM Holdings’ subscription services. Several traditional radio companies own large numbers of radio stations and other media properties, such as podcast networks. Sirius XM Holdings also faces competition from streaming and on-demand services, including Amazon Prime, Apple Music, Spotify and YouTube. Major online providers make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization and customization, and allow the user to access large libraries of content. These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. For some consumers, these services compete with Sirius XM Holdings’ services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, nearly all automakers have deployed integrated multimedia systems in dashboards, including Apple CarPlay and Android Auto. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, streaming radio, smartphone applications and stored audio, with navigation and other advanced applications. Streaming radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles. Sirius XM Holdings also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home, but also include mobile entertainment. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, other services offered by these providers, such as cable television, on-demand video streaming, and interactive video games compete with Sirius XM Holdings’ services to the extent they utilize existing or potential users' and listeners' time that could otherwise be allocated to the use of Sirius XM or Pandora services. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with Sirius XM Holdings’ services now or that could compete with those services in the future. A number of providers compete with Sirius XM’s traffic services, particularly by smartphones offering GPS mapping with sophisticated data-based turn navigation. The connected vehicle services business operates in a highly competitive environment and competes with several providers, as well as with products being developed for vehicles by automakers and other third parties. OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles. Wireless devices, such as mobile phones, are also competitors. Sirius XM Holdings competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and system customization, scope of service, industry experience, past performance and price.

Sirius XM Holdings’ competition for advertisers includes large scale online advertising platforms such as Amazon, Facebook and Google; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; podcast distributors and networks; and companies in the broadcast radio market. Sirius XM Holdings competes against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of Sirius XM Holdings’ advertising platforms, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities. The online advertising marketplace continues to evolve rapidly, particularly with the introduction of new digital advertising technologies and expanding capabilities of larger internet companies.

With respect to Formula 1, the World Championship competes with many alternative forms of entertainment, such as other sporting and live events, for television viewership, live attendance and advertising. For example, Formula 1 competes for media rights and advertising revenue with other global and regional Tier 1 sports, including the Olympic Games, FIFA World Cup, Champions League and Premier League. Within national markets, Formula 1 competes with local racing events, such as the Indianapolis 500 race and NASCAR in the United States.

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

Human Capital Resources

General

As of December 31, 2021, we had 86 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 6,800 full and part-time employees. We believe that our employee relations are good.

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

Diversity, Equity and Inclusion

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

Similarly, our subsidiaries have undertaken their own individual commitments to developing a diverse workforce. Sirius XM Holdings is focused on increasing female and minority representation at all levels of its organization, and recruits talent in diverse communities, including by engaging as a sponsor of professional conferences focused on diverse talent, creating employment opportunities and offering leadership development. Sirius XM Holdings provides a mentoring program to help underrepresented employees benefit from coaching, guidance and feedback, and also has several employee resource groups supporting different diverse groups. Sirius XM Holdings has implemented a broad set of anti-harassment and discrimination policies and has implemented regular training and guidance regarding diversity, equity and inclusion. Braves Holdings has launched a program to provide space for employees to share perspectives, thoughts and insights and engage in thoughtful discussion with peers. Braves Holdings has also created fellowship programs to promote the hiring of diverse talent and accessibility within areas including baseball and baseball operations, data and analytics, scouting and executive leadership. Through its efforts to develop diversity within motorsport, Formula 1 seeks to find the next generation of talent emerging from underrepresented backgrounds. Following the launch of the Formula 1 Engineering Scholarship Program in 2021, Formula 1 has since committed to extending the program through 2025, supporting 10 students per year in their undergraduate and post-graduate engineering degrees at leading universities in the U.K. and Italy. As part of a wider program of diversity and inclusion initiatives, Formula 1 has also committed to creating employment opportunities for those from disadvantaged socio-economic backgrounds by offering apprenticeships and internships across the business.

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

The information contained on our website and the websites of our subsidiaries and affiliated businesses mentioned throughout this report is not incorporated by reference herein.

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

As of December 31, 2021, we had outstanding corporate-level indebtedness in the principal amount of $4.6 billion. At December 31, 2021, our only wholly owned consolidated subsidiaries are Braves Holdings and Formula 1. Braves Holdings, due to its size and current indebtedness at its level, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco, the parent company of Formula 1. In addition, although we consolidate Sirius XM Holdings, we do not have ready access to the cash flow of Sirius XM Holdings due to Sirius XM Holdings being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2021, we had approximately $4.6 billion principal amount of corporate-level debt outstanding, consisting of $1 billion outstanding under our 1.375% cash convertible senior notes due 2023, $386 million outstanding under our 1% cash convertible senior notes due 2023, $400 million outstanding under our 2.125% exchangeable senior debentures due 2048, $385 million outstanding under our 2.25% exchangeable senior debentures due 2048, $604 million outstanding under our 2.75% exchangeable senior debentures due 2049, $920 million outstanding under our 0.5% exchangeable senior debentures due 2050, $875 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM Group and $69 million of other obligations. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including Sirius XM Holdings’ senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to Sirius XM Holdings stockholders pursuant to Sirius XM Holdings’ dividend policy, which is subject to change at any time and is at the discretion of Sirius XM Holdings’ board of directors in accordance with applicable law and after taking into account various factors affecting Sirius XM Holdings), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

In addition, our Company’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings and Formula 1 expect to incorporate alternative reference rates when amending these facilities, as applicable. In addition, we may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

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

As a result of transactions between 2011 and 2014 that resulted in the separate corporate existence of our Company, Qurate Retail, Liberty Broadband and TripCo, as well as the initial public offering of LMAC in January 2021, all or most of the executive officers of Liberty also serve as executive officers of Qurate Retail, Liberty Broadband, TripCo and LMAC, and there are overlapping directors. Other than our ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of December 31, 2021, none of these companies has any ownership interest in any of the others. Our executive officers and members of our Company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Broadband, TripCo or LMAC have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Qurate Retail, Liberty Broadband, TripCo or LMAC pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own Qurate Retail, Liberty Broadband and TripCo stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Qurate Retail, Liberty Broadband, TripCo and/or LMAC. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripCo and LMAC has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Qurate Retail, Liberty Broadband, TripCo and LMAC) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Broadband, TripCo, LMAC and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Qurate Retail, Liberty Broadband, TripCo, LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

In addition, our Company has adopted a policy pursuant to which any business combination opportunity that is a corporate opportunity of our Company that may also be a business combination opportunity for LMAC will first be presented to a standing committee of our board of directors for consideration as to whether our Company desires to pursue such business combination opportunity as a direct investment or to present such opportunity to LMAC for consideration. John C. Malone, Chairman of the Board of our Company, is the sole member of that committee and does not serve in any fiduciary capacity at LMAC.

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

Our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) of our Company.

At December 31, 2021, we had a deferred tax asset attributable to federal and state net operating losses, disallowed business interest carryforwards and tax credit carryforwards of $805 million and, under the Code, we may carry forward our federal net operating losses, disallowed business interest deductions and tax credits in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period), at a time when our market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss, disallowed business interest and tax credit carryforwards could be substantially limited. This limit could impact the timing of the usage of our federal net operating loss, disallowed business interest and tax credit carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss and tax credit carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Risks Relating to COVID-19

The ongoing COVID-19 pandemic has introduced significant uncertainty to Sirius XM Holdings’ business.

There is significant uncertainty around disruptions related to the ongoing COVID-19 pandemic and its continuing impact on the global economy. The COVID-19 pandemic has also introduced significant uncertainties to Sirius XM

Holdings’ business, including possible changes to its sales and marketing practices as it reacts to shifts in the volume and mix of auto sales and the potential loss of sales and orders in its advertising business. The extent to which the COVID-19 pandemic impacts Sirius XM Holdings’ future results depends on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, labor market constraints, the availability and efficacy of vaccinations, testing and vaccination mandates and the resurgence of COVID-19 and its variants (including the delta and omicron variants) that are occurring.  Another broad shutdown of businesses, either in the United States or globally, as a result of the COVID-19 pandemic would likely have an adverse effect on Sirius XM Holdings’ business given the continuing weaknesses associated with the supply chain for new vehicles and the strong demand and inventory constraints for used vehicles.

Sirius XM Holdings is monitoring, and continues to assess, the ongoing effects of the COVID-19 pandemic on its businesses and operations. Almost all employees have been working remotely since the COVID-19 pandemic began in March 2020. The impact of these remote arrangements on Sirius XM Holdings’ workforce are impossible to assess or predict. Importantly, the continuing effects of the COVID-19 pandemic may also have a material adverse effect on third parties upon which it relies, and Sirius XM Holdings’ ability to assess those effects in any meaningful manner are difficult at this time.

Formula 1, the Atlanta Braves and Live Nation have been, and may continue to be, materially impacted by COVID-19 and local, state and federal government actions taken in response, which may have a negative impact on our results of operations and financial condition.

The global spread of COVID-19 has prompted most local, state, federal and foreign governmental agencies to impose travel restrictions and local quarantines or stay at home restrictions to contain the spread. As a result, the business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19. The first ten races of the 2020 Formula 1 season were either cancelled or postponed, and prior to late-July 2020, all MLB games were postponed, with a portion of spring training in 2020 for teams also having been cancelled. Braves Holdings’ Development Project, The Battery Atlanta, was affected due to the impacts of these restrictions on retail as well as restaurants, which had initially been limited to take-out and/or delivery service. Live Nation events were initially severely impacted by COVID-19, with the vast majority of shows being postponed and the remainder cancelled with refunds issued. However, beginning in July 2020, both Formula 1 and MLB resumed races and games, respectively, although with no fan attendance.

The 2021 regular baseball season was comprised of 160 games, which is the same number of regular season games held in years prior to the COVID-19 pandemic. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 have had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. It is unclear, as restrictions are lifted in many jurisdictions, whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses continue to face cancelled events, closed venues and reduced attendance, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts continue, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

Further, the extent of the impact of the COVID-19 pandemic on our businesses remains fluid and the impact could increase, the longer the virus impacts activity levels in the locations in which our businesses operate. In particular, although vaccines are now widely available, acceptance of vaccines remains uncertain and cannot be predicted at this time. Lack of public acceptance, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19.

Even as our businesses resume more normal operations, there can be no assurances that fans attending events or vendors and employees working at our events will not contract COVID-19 in the course of attending or providing services. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our businesses and results of operations. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S.

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

Risks Relating to the Liberty SiriusXM Group

Sirius XM Holdings has been, and may continue to be, adversely affected by supply chain issues as a result of the global semiconductor supply shortage.

The global semiconductor supply shortage is having wide-ranging effects across multiple industries, including direct and indirect effects on Sirius XM Holdings’ business. Sirius XM Holdings has experienced, and may continue to experience, delays in securing certain application specific integrated circuits (which are commonly referred to as "chipsets") that are essential components of its satellite radios. In addition, automakers are experiencing, and may continue to experience, delays in securing certain chipsets that are essential components of new vehicles for a variety of reasons, including due to closures at semiconductor manufacturing facilities. All of these affected automakers manufacture and sell vehicles that include Sirius XM Holdings’ satellite radios. For example, some automobile plants in North America and elsewhere have halted or reduced vehicle production due to the shortage of semiconductors used in the production of their vehicles. As a result, the semiconductor supply shortage has had, and may continue to have, an impact on new vehicle production and deliveries, which in turn may affect Sirius XM Holdings’ subscriber acquisition efforts.

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

Sirius XM Holdings engages in extensive marketing efforts and the continued effectiveness of those efforts is an important part of its business.

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

Sirius XM Holdings’ strategy includes selective acquisitions, other strategic investments and initiatives in an effort to expand its business. The success of any acquisition depends upon effective integration, cultural assimilation and management of acquired businesses and assets into its operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

Sirius XM Holdings is devoting significant management attention and resources to integrate the businesses and operations of certain acquisitions. The integration process could distract Sirius XM Holdings’ management, disrupt its ongoing business or result in inconsistencies in Sirius XM Holdings’ services, standards, controls, procedures and policies, any of which could adversely affect its ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition.

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

Sirius XM Holdings’ efforts to acquire subscribers purchasing or leasing used vehicles may attract price sensitive consumers. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of Sirius XM Holdings’ marketing efforts may also attract more price sensitive subscribers, and its efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of Sirius XM Holdings’ subscriber base, such as the expected increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. Each of these factors may harm Sirius XM Holdings’ revenue or require additional spending on marketing efforts to demonstrate the value of its Sirius XM service.

Sirius XM Holdings’ business depends in part upon the auto industry.

A substantial portion of the subscription growth for Sirius XM Holdings’ satellite radio service has come from purchasers and lessees of new and used automobiles in the United States, and Sirius XM Holdings expects this to be an important source of subscribers for its satellite radio service in the future.

Sirius XM Holdings has agreements with major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.  Sirius XM Holdings’ business could be adversely affected if automakers do not continue to include its Sirius XM service in their products.

Automotive production and sales are dependent on many factors, including the availability of vehicle components, consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for Sirius XM Holdings’ satellite radio service may be adversely impacted.

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

Failure of Sirius XM Holdings’ satellites would significantly damage its business.

The lives of the satellites required to operate the Sirius XM service vary depending on a number of factors, including:

●	degradation and durability of solar panels;
●	quality of construction;
●	random failure of satellite components, which could result in significant damage to or loss of a satellite;
●	amount of fuel the satellite consumes;
●	the performance of third parties that manage the operation of its satellites; and
●	damage or destruction as a result of electrostatic storms, terrorist attacks, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

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

Any material failure of Sirius XM Holdings’ operating satellites could cause it to lose customers for its Sirius XM service and could materially harm its reputation and its operating results. With the exception of the insurance Sirius XM Holdings has purchased covering the launch and the first year of in-orbit operation of the SXM-8 satellite, it does not have insurance for its in-orbit satellites. Additional information regarding Sirius XM Holdings’ fleet of satellites is contained in the section entitled “Item 1. Business— Sirius XM Holdings—Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.

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

The number of monthly active users to Sirius XM Holdings’ ad-supported Pandora business has declined consistently for several years, including in 2021, and may further contract in the future.

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

If Sirius XM Holdings is unable to maintain revenue growth from its advertising products, its results of operations will be adversely affected.

In order to effectively monetize listener hours, Sirius XM Holdings must, among other things, penetrate local advertising markets and develop compelling ad product solutions.

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

Apple, as well as mobile operating system and browser providers, have implemented product features and plans that may adversely impact Sirius XM Holdings’ ability to use these common identifiers and data collected in connection with these common identifiers in its Pandora business.

If Sirius XM Holdings fails to accurately predict and play music, comedy or other content that its Pandora listeners enjoy, it may fail to retain existing and attract new listeners.

A key differentiating factor between the Pandora service and other music content providers is its ability to predict music that its listeners will enjoy. The effectiveness of Sirius XM Holdings’ personalized playlist generating system depends, in part, on its ability to gather and effectively analyze large amounts of listener data and feedback. Sirius XM Holdings may not continue to be successful in enticing listeners to its Pandora service to give a thumbs-up or thumbs-down to enough songs to effectively predict and select new and existing songs. In addition, Sirius XM Holdings’ ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on its ability to acquire and appropriately categorize additional tracks that will appeal to its listeners’ diverse and changing tastes. Many of Sirius XM Holdings’ competitors currently have larger music and content catalogs than it offers and they may be more effective in providing their listeners with an appealing listener experience.

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

Privacy-related laws and regulations, such as the California Consumer Privacy Act and the European General Data Protection Regulation, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in Sirius XM Holdings’ listeners’ expectations and demands regarding privacy and data security, may limit its ability to collect and use consumer data. Restrictions on Sirius XM Holdings’ ability to collect, access and harness listener data, or to use or disclose listener data or profiles that it develops using such data, could limit its ability to deliver personalized content to its listeners and offer targeted advertising opportunities to its advertisers, each of which are important to the success of its business. Increased regulation of data utilization and distribution practices could increase Sirius XM Holdings’ costs of operation or otherwise adversely affect its business.

Consumer protection laws and Sirius XM Holdings’ failure to comply with them could damage its business.

Federal and state consumer protection laws, rules and regulations cover nearly all aspects of Sirius XM Holdings’ marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with consumers.  A number of governmental authorities have commenced investigations into Sirius XM Holdings’ consumer practices, including the manner in which it allows consumers to cancel subscriptions to its services. The nature of Sirius XM Holdings’ business requires it to expend significant resources to try to ensure that its marketing activities comply with consumer protection laws, including laws relating to telemarketing activities and privacy. These efforts may not be successful and Sirius XM Holdings may have to expend even greater resources in its compliance efforts.

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

The nature of Sirius XM Holdings’ business involves the receipt and storage of personal information about its subscribers and listeners including, in many cases, credit and debit card information. Sirius XM Holdings has a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may be difficult to detect for long periods of time. Sirius XM Holdings may be unable to anticipate or prevent unauthorized access to data pertaining to its customers, including credit card and debit card information and other personally identifiable information. Sirius XM Holdings’ services, which are supported by its own systems and those of third-party vendors, are vulnerable to computer malware and attacks, as well as to catastrophic events (such as fires, floods, hurricanes or tornados), any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.

For many companies, remote and/or hybrid in-office work arrangements resulting from the COVID-19 pandemic have made their network and communication systems more vulnerable to cyberattacks and incursions, and there has been an overall increase in both the frequency and severity of cyber incidents as such vulnerabilities have been exploited.  Continued implementation of a full or partial remote work environment may subject Sirius XM Holdings to a heightened and ongoing risk of cyberattacks, unauthorized access or other privacy or data security incidents, both directly as well as indirectly through third-party intermediaries, service providers and vendors that have access or other connections to Sirius XM Holdings’ systems.

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

To date, Sirius XM Holdings is not aware that it has had a significant cyber-attack or breach that has had a material impact on its business or results of operations. Sirius XM Holdings has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, Sirius XM Holdings has increased its monitoring capabilities to enhance early detection and timely response to potential security anomalies.

The cyber security measures Sirius XM Holdings has implemented, however, may not be sufficient to prevent all possible attacks and may be vulnerable to hacking, employee error, ransom attacks, malfeasance, system error, faulty password management or other irregularities.  Further, the development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

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

Sirius XM Holdings relies on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of Sirius XM Holdings’ internal or external systems could prevent it from servicing customers or cause data to be unintentionally disclosed. Sirius XM Holdings’ services have experienced, and are expected to continue to experience, periodic service interruptions and delays involving its own systems and those of its vendors.

Sirius XM Holdings’ data centers and its information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm its systems. The occurrence of any of these events could result in interruptions in Sirius XM Holdings’ services and unauthorized access to, or alteration of, the content and data contained on its systems and that these third-party vendors store and deliver on its behalf.

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

Under the Copyright Act, Sirius XM Holdings also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on its Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board.  Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, Sirius XM Holdings is required to pay a royalty based on its gross revenue associated with its satellite radio service, subject to certain exclusions, of 15.5% per year for each of the next six years.

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

Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nation” clauses. These provisions have caused, and may in the future cause, Sirius XM Holdings’ payments under those agreements to escalate substantially. In addition, many record labels, music publishers and performing rights organizations have the right to audit Sirius XM’s royalty payments, and these audits often result in disputes over whether it has paid the proper amounts. As a result of such audits, Sirius XM Holdings could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect its business, financial condition and results of operations.

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

The Copyright Royalty Board has issued a rate formula for the period from January 1, 2018 through December 31, 2022. Pursuant to that decision, the rate for the mechanical rights and performance rights needed in connection with interactive streaming would have increased annually between 2018 and 2022.  On August 11, 2020, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination.  For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings.  The CRB has proceedings underway to consider and address the Court of Appeals’ decision.

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

As of December 31, 2021, Sirius XM Holdings had an aggregate principal amount of approximately $8.9 billion of indebtedness outstanding.

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

Sirius XM Holdings believes that its success depends on its continued ability to attract and retain qualified management, sales, technical and other personnel. During 2021, Sirius XM Holdings experienced a significant amount of employee turnover. All of Sirius XM Holdings’ employees, including its executive officers, are free to terminate their employment with Sirius XM Holdings at any time, and their knowledge of its business may be difficult to replace.

Qualified individuals are in high demand, particularly in the media and technology industries, and Sirius XM Holdings may incur significant costs to attract and retain employees. If Sirius XM Holdings is unable to attract and retain its key employees, it may not be able to achieve its objectives, and its business could be harmed.

Sirius XM Holdings’ facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, hurricane, tornado, flood, cyber-attack, terrorist attack, civil unrest or other catastrophic event could damage Sirius XM Holdings’ data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt its services and harm its business. Sirius XM Holdings also has significant operations in the San Francisco Bay Area, a region known for seismic activity. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change.

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

Sirius XM Holdings designs, establishes specifications, sources or specifies parts and components, and manages various aspects of the logistics of the production of satellite radios and its apps. As a result of these activities, Sirius XM Holdings may be exposed to liabilities associated with the design, manufacture and distribution of radios and apps that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

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

We have a significant investment in Live Nation that is attributed to the Liberty SiriusXM Group, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) from continuing operations before income taxes. Due to the impact of COVID-19, Live Nation recorded significant losses during the years ended December 31, 2021 and 2020. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings or losses and those attributed to the Liberty SiriusXM Group. Notwithstanding the impact on our net earnings or losses and those attributed to the Liberty SiriusXM Group, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and is subject to market risk that is not directly reflected in our statement of operations.

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

The success of Formula 1’s business and its ability to profitably renew or enter into beneficial new commercial arrangements, including race promotion, broadcasting and sponsorship contracts, is largely dependent upon the continued popularity of the World Championship. Similarly, the sponsorship and other revenue generation of the Teams are dependent on such continued popularity and, if such revenue decreased, it may impact their ability or willingness to continue participating in the World Championship. The popularity of Formula 1, globally and in particular countries and regions, may be influenced by competition from any rival championship and other forms of motor sport or similar entertainment which challenge Formula 1’s position and reputation as the pinnacle of world motor sport, the continued participation of the leading Teams, the perceived entertainment value of the World Championship, changes in societal views on automobiles more generally and an unfavorable economic climate which may discourage fans from attending Events or make it more difficult to expand into new markets, all of which could change rapidly and cannot be predicted. See “—Rival motor sport events could be established involving existing Teams or different teams, or existing Teams may divert their resources to participate in another motor sport event, which could lead to fewer Teams and race circuits being involved in Formula 1, or a Team’s primary engagement in motor sport being in another motor sport event, either of which could diminish the competitive position of Formula 1.” Formula 1 also faces stiff competition from other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources, as well as from the availability of alternative forms of entertainment and leisure activities. Formula 1 competes for attendance, viewership and advertising with a wide range of alternatives, such as top flight soccer leagues in many of its non-U.S. markets. As a result of the large number of options available, Formula 1 faces strong competition for the attention of sports fans.

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

Formula 1 may be unable to renew, replace or renegotiate on favorable terms one or more of Formula 1’s race promotion, broadcasting or sponsorship contracts.

Formula 1’s race promotion, broadcasting and sponsorship contracts typically have terms of three to seven years, three to five years and three to five years, respectively, but may on occasion be of longer duration. When these contracts expire, Formula 1 may not be able to renew or replace them with contracts on similar terms or at all. Further, counterparties to our contracts may seek to terminate or renegotiate them, and we may not be able to replace terminated contracts with contracts on similar terms or at all or renegotiate contracts on terms that are as favorable to us. Formula 1’s ability to renew, replace or renegotiate its contracts on similar terms, or at all, is dependent on a number of factors which Formula 1 may not be able to control or predict including the popularity of Formula 1, the value of live sports rights generally, relevant regulations, economic conditions in the relevant countries and the spending capacity and priorities of Formula 1’s counterparties. Additionally, many of Formula 1’s race promotion and broadcasting contracts are directly or indirectly with, or guaranteed by, governmental bodies or agencies and a change in their spending capacity or priorities could impact Formula 1’s negotiations with them. A failure to renew, replace or renegotiate Formula 1’s existing contracts on similar or improved terms could result in, among other things, the cancellation of an Event, the payments Formula 1 receives decreasing, the term of the contracts being shortened, termination rights being granted to Formula 1’s counterparties and other contractual terms and conditions being introduced which could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn could materially adversely impact the Formula One Group.

Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.

Future payments under Formula 1’s core commercial contracts, including Formula 1’s race promotion, broadcasting and sponsorship contracts are typically made periodically over the course of several years. Formula 1’s ability to generate cash flow is heavily dependent on collecting amounts owed to it under these contracts. A change in the credit quality of one or more of Formula 1’s counterparties over the term of their contract with Formula 1 may increase the risk of non-payment. Certain of Formula 1’s counterparties are directly or indirectly governments or agencies thereof, some of which have recently experienced a deterioration in their credit quality. Formula 1 may also generally experience difficulties or be unable to recover payments owed to it by governments or agencies thereof because of their sovereign or semi-sovereign status. Additionally, an appreciation of the US dollar against the functional currencies of Formula 1’s counterparties increases the risk of non-payment. See “—Fluctuations in the value of the US dollar against the functional currencies of Formula 1’s business and Formula 1’s counterparties’ business could adversely affect Formula 1’s profitability and the Formula One Group.” The failure of one or more of Formula 1’s counterparties to pay outstanding amounts owed to it could have a material adverse effect on Formula 1’s cash flows and results of operation, and in turn could materially adversely impact the Formula One Group.

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

For example, during October 2021, the Organisation for Economic Cooperation and Development (the “OECD”) announced that 136 countries and tax jurisdictions have agreed to implement a new “Two Pillar” approach to international taxation. The first detailed draft rules under that approach were published in December 2021. The new approach is expected to come into effect for the first time in 2023, although different countries are likely to implement the necessary rules at different times and in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws.

The first pillar will first establish a new taxing right for countries in which a business has a significant economic presence, even though it may not have the degree of physical presence in that country needed to establish a taxing right under existing tax treaties. This new taxing right is subject to several conditions, exclusions and exceptions, and will initially affect only multinational enterprises with global turnover above 20 billion euros.

The second pillar will establish a Global Minimum Tax Rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax, which could be collected by the parent company’s tax authorities or by those in other countries, depending on whether and how each country implements the OECD’s approach in its tax treaties and domestic tax legislation.

Depending on how the jurisdictions in which Formula 1 operates, and those in which Liberty and its subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, Formula 1 could be adversely affected due to its income being taxed at higher effective rates, once these new rules come into force.

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

Formula 1’s business is subject to laws and regulations including advertising, broadcasting, environmental and health and safety laws and regulations. Such regimes are subject to periodic governmental review, legislative initiatives and judicial interpretations, any of which could adversely affect Formula 1’s business and its profitability. A substantial part of Formula 1’s, broadcasters’ and the Teams’ revenue come from sponsorship contracts. If new restrictions or bans on advertising specific products or services which are advertised in Formula 1 are introduced, it may reduce Formula 1 or the Teams’ sponsorship revenue or advertising revenue of Formula 1’s broadcasters, which in turn may reduce the value of Formula 1’s broadcasting contracts and impact the Teams’ desire to continue participating in Formula 1. For example, advertising of alcohol is restricted in certain countries where Events are held. Advertising laws could also be introduced which prevent the broadcast of images which include a restricted brand, thereby preventing Formula 1 from licensing the television rights in an affected country. Additionally, as Formula 1 expands into new markets, local customs, practices and cultural sensitivities may require Formula 1 and the Teams to restrict advertising certain products even if not required by law. Broadcasting laws could be introduced which require that Events be broadcast only on free-to-air television which would prevent Formula 1 from entering into pay television contracts in the relevant jurisdiction. Additionally, judicial decisions or other governmental action could interfere with the manner in which Formula 1 exploits its broadcasting rights, including in relation to Formula 1’s segmentation of such rights among different geographic regions. Environmental laws could also be introduced which place limits on engine design and Event activities. Motor sport has also been banned in certain countries. For example, Switzerland banned motor sport from 1955 to 2007 following an accident at the 24 Hours of Le Mans that killed spectators and a driver. A ban on motor sport in any country where Formula 1 holds an Event could result in a reduction in Formula 1’s revenue and as a consequence, may materially and adversely affect Formula 1’s business, financial condition and prospects, which in turn may materially adversely impact the Formula One Group.

The new economic and security relationship between the U.K. and the E.U. following Brexit could have a material adverse effect on our business.

Following the withdrawal of the U.K. from the E.U., commonly referred to as “Brexit,” the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U., effective as of January 1, 2021 (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. are now more restricted than they were previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. The U.K. and E.U. put in place a separate memorandum of understanding in March 2021, creating a framework for dialogue between the U.K. and the E.U. on financial services regulation.

As Formula 1 operates its business principally through U.K.-based subsidiaries and a number of Events take place within the E.U., Brexit and the terms of the Trade Agreement may have negative impacts that could adversely affect our business, financial condition and operating results. We therefore continue to monitor any effects of Brexit and the Trade Agreement on our operations, and to identify appropriate mitigating actions to prevent significant disruption to our operations.

Events beyond Formula 1’s control may cause one or more events to be cancelled or postponed or prevent Formula 1 from providing an international television feed, each of which could result in the loss of revenue under Formula 1’s commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, parties to our race promotion contracts terminating those contracts, embargoes or sanctions, cancellation of large-scale public events by a competent authority due to a security or terrorism risk or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. Most recently, due to the COVID-19 pandemic, a number of Events were cancelled and/or replaced during the 2021 and 2020 seasons. Whether a race promoter is required to pay Formula 1 the race promotion fee with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

Accidents during Events may cause losses that are not covered by insurance, disrupt an Event and cause Formula 1 reputational damage.

Racing accidents occur in Formula 1 and its support races. The last racing accident to cause the death of a driver was in 2019 during a Formula 2 support race at the Belgian Grand Prix and there have also been two fatalities involving race marshals since 1994. Fatal accidents, particularly if they involve public spectators, could damage the reputation of Formula 1 and decrease its popularity, any of which could have a material adverse effect on Formula 1. Accidents can also result in the cancellation of a practice or qualifying session or a race. Additionally, persons harmed in any accident could seek compensation from Formula 1. Formula 1 and its promoters purchase insurance coverage for each Event. However, there can be no assurance that such insurance policies will provide adequate coverage at all times and in all circumstances. If Formula 1 is held liable for damages beyond the scope of the insurance coverage available to Formula 1 (including the insurance contract procured by the race promoter to include coverage for Formula 1), Formula 1’s business, financial condition and results of operations could be materially and adversely affected, which in turn could materially adversely affect the Formula One Group.

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

The manner in which consumers view televised sporting events is changing rapidly with the emergence of alternative distribution platforms. Digital cable, internet and wireless content providers are continuing to improve technologies, content offerings, user interface, and business models that allow consumers to access video-on-demand or internet-based tools with interactive capabilities including start, stop and rewind. Formula 1’s exclusive commercial rights place no limits on the platforms on which it can operate, including online. However, such developments may impact the profitability or effectiveness of Formula 1’s existing licensing practices and there is no guarantee that Formula 1 will be successful in adapting its licensing practices and/or media platform as consumer viewing habits change. If Formula 1 is unsuccessful in adapting its licensing practices and/or media platform as consumer viewing habits change, Formula 1’s viewership levels (whether on traditional or new platforms) may decrease and/or its licensing practices may become less profitable leading to the possibility of a reduction in the value of its broadcasting and sponsorship contracts. Any reduction in the value of Formula 1’s commercial rights and/or contracts may materially and adversely affect its revenue, business, financial condition, results of operations and prospects, which in turn may materially adversely affect the Formula One Group. While Formula 1’s monetization of its television rights has increased in recent years, there can be no assurance that such increases will continue or that Formula 1’s level of such monetization will be comparable to that of other sporting events.

If confidential information regarding Formula 1’s business arrangements is disclosed or leaked, it could affect Formula 1’s relationships with counterparties and/or Teams and result in less favorable commercial contracts and adversely affect Formula 1’s business and the Formula One Group.

The success of Formula 1’s business depends on maintaining good relationships with Formula 1’s counterparties (including race promoters, broadcasters and sponsors) and the Teams and entering into race promotion, broadcasting, sponsorship and other commercial contracts on favorable terms. If confidential information regarding Formula 1’s business arrangements with its counterparties and/or the Teams were to be disclosed or leaked, it could harm Formula 1’s relationships with those parties and result in less favorable terms in its commercial contracts, including with respect to pricing and adversely affect its business, results of operation, financial condition and prospects, which in turn could materially adversely affect the Formula One Group.

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

The terms of Formula 1’s indebtedness may limit its financial and operating flexibility.

Covenants contained in the agreements governing Formula 1’s credit facilities will restrict the ability of its subsidiaries to, among other things:

●	incur or guarantee additional indebtedness or be a creditor in respect of financial indebtedness;
●	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
●	make any payment in respect, or on account of, indebtedness owing to Delta Topco or certain of its affiliates;
●	in certain circumstances, make any payment or distribution in respect, or on account of, intra-group debt;
●	issue or sell capital stock;
●	acquire assets or make investments;
●	sell assets (including capital stock of subsidiaries);
●	create liens;
●	enter into sale and leaseback or finance lease transactions;
●	acquire an interest in or invest in any joint venture;
●	enter into transactions with shareholders or affiliates except on arm’s length terms for full market value, including in relation to the provision of goods or services;
●	enter into any contractual or similar restriction which restricts their ability to pay dividends or other distributions, make intra-group loan repayments, loan repayments or loans;
●	effect a consolidation or merger;
●	amend material commercial contracts; and
●	enter into derivative transactions in respect of exposures which are unconnected to Formula 1’s credit facilities.

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

In 2021, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 occasionally uses derivatives to hedge its exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. Formula 1’s senior management team has a wealth of experience both in Formula 1 and in the media sector more widely. Chase Carey, Formula 1’s former Chairman and Chief Executive Officer and current non-Executive Chairman, is a well-known and respected senior figure in the media industry and led Formula 1 in its growth and expansion from Liberty’s acquisition of the business in 2017 through the end of 2020. In January 2021, Mr. Carey was succeeded as Chief Executive Officer by Stefano Domenicali, who brings his history of success in Formula 1 racing at Ferrari and the broader auto industry at Audi and Lamborghini. Formula 1’s Chief Financial Officer, Duncan Llowarch, and the General Counsel, Sacha Woodward Hill, have 25 years and 26 years of experience in Formula 1, respectively, and Ross Brawn, Managing Director of Motor Sports, has over 40 years of experience in motor racing, holding senior positions in several leading Formula 1 teams including his own, Brawn GP, which won the Formula 1 Constructors’ title in 2009. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of any key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operations, which in turn could materially adversely impact the Formula One Group. Liberty and Formula 1 continue to take steps to hire new members of management for the Formula 1 team as Liberty continues to expand the Formula 1 business. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, the Formula 1 business may suffer, and Liberty may be unable to recognize the anticipated benefits of the acquisition of Formula 1.

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

The financial results of the Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, participation in MLB’s postseason provides the franchise with additional revenue and income. While the Braves have made the MLB postseason during six of the past ten seasons, and were the 2021 World Series Champions, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Braves Group.

The success of the Braves will depend largely on their ability to develop, obtain and retain talented players.

The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players. The Braves compete with other MLB baseball teams and teams in other countries for available professional players and top player prospects. There can be no assurance that the Braves will be able to retain players upon expiration of their contracts or identify and obtain or develop new players of adequate talent to replace players who retire or are injured, traded, released or lost to free agency. Even if the Braves are able to retain or obtain players who have had successful amateur or professional careers, or develop talented players through the Braves’ minor league affiliates or otherwise, there can be no assurance that such players will perform successfully for the Braves. The 2017 penalties handed down by MLB against the Braves in the international market have also limited the Braves’ ability to retain and develop players internationally, as compared to other MLB baseball teams.

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

As a condition to maintaining its MLB franchise, each MLB club must comply with MLB Rules and Regulations. For example, each MLB club is subject to the Major League Constitution, the Major League Rules and the CBA. In addition, each club is required to appoint one “Control Person” who is acceptable to MLB and the other clubs and who has significant authority over club operations and the club’s interaction with MLB. Pursuant to the MLB Rules and Regulations, an MLB club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with other MLB clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. For example, the Braves were not in compliance with the rule governing the amount of debt that is permitted to be issued by an MLB club in 2015 and 2016 and were subject to certain remedial measures, including the repayment of outstanding indebtedness. Similarly, the vote of 75% of the MLB clubs is required for the approval of the sale of any MLB club or relocation of a franchise to another city.

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

Our business is dependent upon the efforts of unionized workers. MLB players are covered by a CBA between the Major League Baseball Players Association and MLB. MLB has experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. MLB experienced a players strike during the 1994 season, which resulted in a regular season that was shortened and the cancelation of the World Series. In December 2021, the CBA expired and MLB commenced a lockout of the Major League players. Negotiations are ongoing, but no agreement has been reached to date. Any labor disputes, such as players’ strikes, protests or lockouts, could postpone or cancel MLB games. No revenue will be recognized for cancelled games and the impact may have a material negative effect on our business and results of operations.

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

Braves Holdings derives revenue directly from the sale of their local broadcasting rights through an individually negotiated carriage agreement. The sale of their national broadcasting rights, together with those of all other MLB teams, is organized through MLB with all such revenue running through MLB’s Central Fund and allocated consistent with the governing documents. A majority of this revenue is reliant on a limited number of broadcasting partners. Solvency and business disruptions impacting our broadcasting partners, as well as any decline in television ratings, popularity of the Braves specifically, or even MLB as a whole, could adversely affect the revenue that can be derived from the sale of these broadcasting rights. In addition, from time to time, litigation may arise challenging the commercial terms on which this programming is distributed.

Braves Holdings’ need for capital to fund its operations and recent borrowings used or to be used to finance construction and development of the Braves’ stadium, the Development Project and a spring training facility could negatively impact the Braves Group’s financial condition.

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $185 million. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur. As of December 31, 2021, Braves Holdings had $120 million outstanding under its operating credit facilities.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Braves’ stadium, the Development Project and a new spring training facility. As of December 31, 2021, Braves Holdings had approximately $279 million outstanding under various debt instruments for construction and other stadium-related costs, $271 million outstanding under various credit facilities and loans for the Development Project and $30 million outstanding under a credit facility for the spring training facility. As of December 31, 2021, approximately $101 million of capacity remained available under the credit facilities and loans.

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

The Braves Group is incurring a significant amount of capital expenditures and indebtedness in connection with the Development Project, which includes construction and development of the Development Project. Although the Braves Group believes that the new stadium and mixed use development will result in a material increase in revenue over the short and long term, including as a result of increased game attendance and rental income from the mixed use development, no assurance can be given that attendance will increase as anticipated or that the potential benefits of the mixed-use development will be fully realized. To the extent that the long-term anticipated benefits of the Development Project do not materialize and the Braves Group does not experience sustained revenue, the Braves Group’s increased costs, including its new debt service obligations, could materially adversely affect the Braves Group’s financial results, which is likely to suppress the value of the Liberty Braves common stock.

Development activities, such as those associated with the Development Project, are subject to significant risks.

Risks associated with real estate development projects, such as the Development Project, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), changes in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive. Development activities also involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters. In addition, Braves Holdings has only been managing the mixed use development since 2017 and although real estate developers and other real estate experts have been engaged to assist in its efforts, Braves Holdings may not be able to fully realize the projected long-term returns and benefits of its real estate development efforts. Any of these risks could result in substantial unanticipated delays or expenses associated with the Development Project, which could have an adverse effect on the Braves Group’s financial condition and suppress the value of the Liberty Braves common stock.

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

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2022) representing the power to direct approximately 48% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 96% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Formula One common stock.

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

Item 3. Legal Proceedings

Refer to note 18 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) has three classes of stock. Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Braves common stock trade or are quoted under the symbols BATRA/B/K, respectively; and Series A, Series B and Series C Liberty Formula One common stock trade or are quoted under the symbols FWONA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Braves common stock and Series A and Series C Liberty Formula One common stock trade on the Nasdaq Global Select Market, and Series B Liberty Braves common stock and Series B Liberty Formula One common stock are quoted on the OTC Markets. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following tables set forth the range of high and low sales prices of our Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock and Series B Liberty Formula One common stock for the years ended December 31, 2021 and 2020. Although our Series B Liberty SiriusXM common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded. Additionally, there is no established public trading market for our Series B Liberty Braves common stock and our Series B Liberty Formula One common stock, which are quoted on OTC Markets. The over-the-counter market quotations for our series B Liberty Braves common stock and our Series B Liberty Formula One common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty SiriusXM Group
	Series B (LSXMB)
	High	Low
2020
First quarter	$50.89	24.49
Second quarter	$42.42	30.54
Third quarter	$41.65	33.04
Fourth quarter	$47.42	34.45

2021
First quarter	$47.42	42.06
Second quarter	$51.70	43.68
Third quarter	$52.10	45.70
Fourth quarter	$58.13	48.08

	Braves Group
	Series B (BATRB)
	High	Low
2020
First quarter	$33.00	21.60
Second quarter	$30.00	20.95
Third quarter	$26.00	18.60
Fourth quarter	$39.90	24.90

2021
First quarter	$31.00	26.25
Second quarter	$34.00	31.00
Third quarter	$29.00	26.00
Fourth quarter	$45.00	27.00

	Formula One Group
	Series B (FWONB)
	High	Low
2020
First quarter	$44.95	22.00
Second quarter	$36.00	21.00
Third quarter	$36.40	30.00
Fourth quarter	$43.47	36.10

2021
First quarter	$43.10	43.02
Second quarter	$43.93	38.75
Third quarter	$52.00	42.40
Fourth quarter	$56.70	49.33

Holders

The number of record holders as of January 31, 2022 were as follows:

	Series A	Series B	Series C
Liberty SiriusXM common stock	988	55	1,041
Liberty Braves common stock	2,597	34	780
Liberty Formula One common stock	680	52	879

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

A summary of the repurchase activity for the three months ended December 31, 2021 is as follows:

	Series A Liberty SiriusXM		Series C Liberty SiriusXM		Series A Liberty Formula One
	Common Stock		Common Stock		Common Stock
								(d) Maximum Number
							(c) Total Number of	(or Approximate Dollar
							Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	(a) Total Number	(b) Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	Purchased	Share	Purchased	Share	or Programs	Programs (in millions)
October 1-31, 2021	433,023	$48.50	215,019	$48.83	—	—	648,042	$622
November 1-30, 2021	—	—	748,957	$53.27	40,000	$55.04	788,957	$580
December 1-31, 2021	278,464	$48.84	1,301,271	$48.87	114,135	$56.71	1,693,870	$496
Total	711,487		2,265,247		154,135		3,130,869

There were no repurchases of Series A Liberty Braves common stock and no repurchases of Series C Liberty Formula One common stock or Liberty Braves common stock during the three months ended December 31, 2021.

During the three months ended December 31, 2021, 172 shares of Series A and 350 shares of Series C Liberty Formula One common stock, 699 shares of Series A and 1,418 shares of Series C Liberty SiriusXM common stock, and 69 shares of Series A and 136 shares of Series C Liberty Braves common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.  [Reserved]

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

We hold an ownership interest in Live Nation Entertainment, Inc. (“Live Nation”), which is accounted for as an equity method investment at December 31, 2021. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2021, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

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

The reattributed liabilities, valued at $1.3 billion, consisted of:

●the Convertible Notes;
●Liberty’s 2.25% exchangeable senior debentures due 2048; and
●Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value has been reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares that were reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, which was funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which was repaid with the proceeds from the LSXMK rights offering described below (the “Intergroup Loan”).

The reattribution is reflected in the Company’s financial statements on a prospective basis.

The term “Liberty SiriusXM Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2021, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. As of December 31, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $598 million, which includes $191 million of subsidiary cash. On February 1, 2019, Sirius XM Holdings acquired Pandora Media, Inc., which continues to operate as Pandora Media, LLC (“Pandora”). See note 5 to the accompanying consolidated financial statements for more information regarding the acquisition of Pandora. Additionally, the Liberty SiriusXM Group holds intergroup interests in the Formula One Group and Braves Group of approximately 2.2% and 3.7%, respectively, valued at $313 million and $66 million, respectively, as of December 31, 2021.

The term “Braves Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2021, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Braves,” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and corporate cash. As of December 31, 2021, the Braves Group has cash and cash equivalents of approximately $142 million, which includes $58 million of subsidiary cash. Additionally, the Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group.

The term “Formula One Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2021, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, cash and Liberty’s 1% Cash Convertible Notes due 2023. The Formula One Group also has an intergroup interest in the Braves Group of approximately 11.0%, valued at $191 million as of December 31, 2021. As of December 31, 2021, the Formula One Group had cash and cash equivalents of approximately $2,074 million, which includes $709 million of subsidiary cash.

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

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar, comprised of 17 Events, and the Major League Baseball season, comprised of 60 regular season games, were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. The 2021 regular baseball season was comprised of 160 games, which is the same number of regular season games held in years prior to the COVID-19 pandemic. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 have had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. It is unclear, as restrictions are lifted in many jurisdictions, whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses continue to face cancelled events, closed venues and reduced attendance, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts continue, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

Formula 1. Formula 1’s goal is to further broaden and increase the global scale and appeal of the FIA Formula One World Championship (the “World Championship”) in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	continuing to seek and identify opportunities to expand and develop the Event calendar and bring Events to attractive and/or strategically important new markets outside of Europe, which typically have higher race promotion fees, while continuing to build on the foundation of the sport in Europe;
●	developing sponsorship revenue, including increasing sales of Event-based packages and under the Global Partner program, and exploring opportunities in underexploited product categories;
●	capturing opportunities created by media’s evolution, including the growth of social media and the development of Formula 1’s digital media assets;
●	building up the entertainment experience for fans and engaging with new fans on a global basis to further drive race attendance and television viewership; and
●	improving the on-track competitive balance of the World Championship and the long term financial stability of the participating Teams; and
●	improving the environmental sustainability of Formula One and its related activities, targeting a net zero carbon footprint by 2030, 100% sustainable fuel by 2026 and sustainable race events by 2025, and building on Formula 1’s initiatives to fight inequality and improve the diversity and opportunity in Formula 1 at all levels.

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

Consolidated Operating Results

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$8,696	8,040	7,794
Total Liberty SiriusXM Group	8,696	8,040	7,794
Braves Group
Corporate and other	568	178	476
Total Braves Group	568	178	476
Formula One Group
Formula 1	2,136	1,145	2,022
Total Formula One Group	2,136	1,145	2,022
Consolidated Liberty	$11,400	9,363	10,292

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$1,945	790	1,578
Corporate and other	(28)	(41)	(34)
Total Liberty SiriusXM Group	1,917	749	1,544
Braves Group
Corporate and other	20	(128)	(39)
Total Braves Group	20	(128)	(39)
Formula One Group
Formula 1	92	(386)	17
Corporate and other	(52)	(58)	(52)
Total Formula One Group	40	(444)	(35)
Consolidated Liberty	$1,977	177	1,470

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$2,770	2,575	2,453
Corporate and other	(15)	(31)	(17)
Total Liberty SiriusXM Group	2,755	2,544	2,436
Braves Group
Corporate and other	104	(53)	49
Total Braves Group	104	(53)	49
Formula One Group
Formula 1	495	56	482
Corporate and other	(29)	(38)	(36)
Total Formula One Group	466	18	446
Consolidated Liberty	$3,325	2,509	2,931

Revenue. Our consolidated revenue increased $2,037 million and decreased $929 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The 2021 increase was driven by increases at Formula 1, Sirius XM Holdings and Braves Holdings of $991 million, $656 million and $390 million, respectively. The 2020 decrease was driven by decreases at Formula 1 and Braves Holdings of $877 million and $298 million, respectively, partially offset by revenue growth at Sirius XM Holdings of $246 million. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income. Our consolidated operating income increased $1,800 million and decreased $1,293 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The 2021 increase was driven by $1,155 million, $478 million and $152 million increases in Sirius XM Holdings, Formula 1 and Braves Holdings operating results, respectively. The 2020 decrease was driven by $788 million, $403 million and $89 million decreases in Sirius XM Holdings, Formula 1 and Braves Holdings operating results, respectively. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $256 million, $261 million and $291 million of stock compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in stock compensation expense in 2021 as compared to 2020 is primarily due to a decrease of $21 million at Sirius XM Holdings, partially offset by increases of $6 million and $4 million at Braves Holdings and Formula 1, respectively. The decrease in stock compensation expense in 2020 as compared to the prior year is primarily due to decreases of $12 million, $6 million and $6 million at Braves Holdings, Formula 1 and Sirius XM Holdings, respectively.

As of December 31, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $455 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of December 31, 2021, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $49 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.6 years.

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

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Operating income (loss)	$1,977	177	1,470
Depreciation and amortization	1,072	1,083	1,061
Stock-based compensation	256	261	291
Litigation settlements and reserves	—	(16)	25
Impairment, restructuring and acquisition costs, net of recoveries	20	1,004	84
Adjusted OIBDA	$3,325	2,509	2,931

During the year ended December 31, 2020, Sirius XM Holdings recorded a goodwill impairment charge of $956 million related to the Pandora reporting unit and a $20 million impairment of Pandora’s trademark. See note 8 to the accompanying consolidated financial statements for information regarding these impairments.

During the year ended December 31, 2020, Sirius XM Holdings reversed a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2020. During the year ended December 31, 2019, Sirius XM Holdings recorded a $25 million litigation settlement for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying consolidated financial statements for the year ended December 31, 2019. The aforementioned litigation settlement and reserve have been excluded from Adjusted OIBDA for the corresponding periods as they were not part of Sirius XM Holdings’ normal operations for the periods, and these lump sum amounts do not relate to the on-going performance of the business.

Consolidated Adjusted OIBDA increased $816 million and decreased $422 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in 2021 as compared to the prior year was primarily due to increases of $439 million, $195 million and $160 million in Formula 1, Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively. The decrease in Adjusted OIBDA in 2020 as compared to the prior year was primarily due to decreases of $426 million and $103 million in Formula 1 and Braves Holdings Adjusted OIBDA, respectively, partially offset by a $122 million increase in Sirius XM Holdings Adjusted OIBDA. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(495)	(462)	(435)
Braves Group	(24)	(26)	(27)
Formula One Group	(123)	(146)	(195)
Consolidated Liberty	$(642)	(634)	(657)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$(253)	(484)	(24)
Braves Group	30	6	18
Formula One Group	23	(108)	12
Consolidated Liberty	$(200)	(586)	6

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(433)	(521)	(41)
Braves Group	3	(10)	(4)
Formula One Group	(21)	129	(270)
Consolidated Liberty	$(451)	(402)	(315)

Gains (losses) on dilution of investment in affiliate
Liberty SiriusXM Group	$152	4	—
Braves Group	—	—	—
Formula One Group	—	—	7
Consolidated Liberty	$152	4	7

Other, net
Liberty SiriusXM Group	$(60)	(17)	(38)
Braves Group	(1)	—	2
Formula One Group	14	23	38
Consolidated Liberty	$(47)	6	2

	$(1,188)	(1,612)	(957)

Interest expense. Consolidated interest expense increased $8 million and decreased $23 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. During both of the years ended December 31, 2021 and 2020, interest expense for the Liberty SiriusXM Group increased as compared to the corresponding prior years due to an increase in the average amount of corporate and subsidiary debt outstanding. During both of the years ended December 31, 2021 and 2020, interest expense for the Formula One Group decreased as compared to the corresponding prior years due to a decrease in the average amount of corporate and subsidiary debt outstanding. As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Liberty SiriusXM Group
Live Nation	$(235)	(465)	NA
Sirius XM Canada	4	5	(3)
Other	(22)	(24)	(21)
Total Liberty SiriusXM Group	(253)	(484)	(24)

Braves Group
Other	30	6	18
Total Braves Group	30	6	18

Formula One Group
Live Nation	NA	(112)	4
Other	23	4	8
Total Formula One Group	23	(108)	12
	$(200)	(586)	6

Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Due to the impact of COVID-19, Live Nation recorded significant losses during the years ended December 31, 2021 and 2020.

Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Debt and equity securities	$204	(74)	110
Debt measured at fair value	(886)	(114)	(584)
Change in fair value of bond hedges	193	(127)	215
Other	38	(87)	(56)
	$(451)	(402)	(315)

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

Other unrealized gains (losses) are primarily driven by changes in the fair value of Formula 1’s interest rate swaps.

Gains (losses) on dilution of investment in affiliate. The increase in gains on dilution of our investment in Live Nation during the year ended December 31, 2021, as compared to the corresponding prior year period, was driven by a common stock offering of approximately 5.2 million shares by Live Nation during September 2021. As previously disclosed, Liberty’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Accordingly, any gains or losses on dilution of our investment in Live Nation are reflected in Formula One Group’s results prior to the reattribution and in Liberty SiriusXM Group’s results following the reattribution.

Other, net. The increase in other, net expense in 2021, as compared to the corresponding prior year period, was primarily driven by an increase in losses on extinguishment of debt related to Sirius XM Holdings. The decrease in other, net expense in 2020, as compared to the corresponding prior year period, was primarily driven by a decrease in losses on extinguishment of debt related to Sirius XM Holdings.

Income taxes. The Company had income tax expense of $45 million, income tax benefit of $44 million and income tax expense of $166 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 6%, 3% and 32%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

●	During 2021, our effective tax rate was lower than the 21% U.S. federal tax rate due to federal income tax credits, the settlement of state income tax audits at Sirius XM Holdings and a change in the Company’s foreign effective tax rate, partially offset by an increase in the Company’s valuation allowance, the effect of state income taxes and certain losses that are not deductible for income tax purposes.
●	During 2020, our effective tax rate was lower than the 21% U.S. federal tax rate due to additional tax expense related to an impairment loss on goodwill that is not deductible for tax purposes and an increase in the Company’s valuation allowance, partially offset by tax benefits related to changes in the Company’s foreign effective tax rate and federal tax credits.
●	During 2019, our effective tax rate was higher than the 21% U.S. federal tax rate due to additional tax expense related to increases in the Company’s valuation allowance, changes in the Company’s effective state tax rate and the effect of state income taxes, partially offset by tax benefits related to deductible stock based compensation, earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate and federal income tax credits.

On February 1, 2021, the Company entered into a tax sharing agreement with Sirius XM Holdings governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters when one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. On November 1, 2021, Liberty entered into an exchange agreement with certain counterparties to acquire an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. Following the closing of the exchange on November 3, 2021, Liberty and Sirius XM Holdings became members of the same consolidated federal income tax group. The tax sharing agreement with Sirius XM Holdings, dated February 1, 2021, governs the allocation of consolidated and combined tax liabilities and sets forth agreements with respect to other tax matters. The tax sharing agreement and Sirius XM Holdings’ inclusion in the Company’s consolidated federal income tax group is not expected to have a material adverse effect on the Company. See note 12 to the accompanying consolidated financial statements for additional information regarding the tax sharing agreement.

Net earnings. We had net earnings of $744 million, losses of $1,391 million and earnings of $347 million for the years ended December 31, 2021, 2020 and 2019, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, available borrowing capacity under margin loans, and dividend and interest receipts. As of December 31, 2021, Liberty had $217 million of unencumbered marketable equity securities.

Liberty currently does not have a corporate debt rating.

As of December 31, 2021, Liberty’s cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$191
Corporate and other	407
Total Liberty SiriusXM Group	$598
Braves Group
Corporate and other	$142
Total Braves Group	$142
Formula One Group
Formula 1	$709
Corporate and other	1,365
Total Formula One Group	$2,074

The Company has a controlling interest in Sirius XM Holdings which has significant cash flows provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. However, Formula 1 does not have the ability to make a RP to Liberty during the waiver period, as discussed below. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when Formula 1’s leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of December 31, 2021, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of December 31, 2021, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Certain tax consequences may reduce the net amount of cash that Liberty is able to utilize for corporate purposes. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 9 to the accompanying consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of December 31, 2021. Pursuant to an amendment to Formula 1’s Senior Loan Facility (as defined in note 9 of the accompanying consolidated financial statements) on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until it is tested for the period of four consecutive quarters ending with the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit facility commitments) of

$200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. On January 29, 2021, Braves Holdings amended one of the debt agreements of the mixed-use loans, modifying the calculation of the debt yield from June 30, 2021 through the quarter ending December 31, 2021, subject to certain other conditions.

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

The cash provided (used) by our continuing operations for the prior three years is as follows:

	Years ended December 31,
	2021	2020	2019

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,894	1,924	1,944
Braves Group cash provided (used) by operating activities	62	(55)	75
Formula One Group cash provided (used) by operating activities	481	(139)	294
Net cash provided (used) by operating activities	$2,437	1,730	2,313
Liberty SiriusXM Group cash provided (used) by investing activities	$(64)	(734)	384
Braves Group cash provided (used) by investing activities	(25)	(77)	(107)
Formula One Group cash provided (used) by investing activities	(600)	75	37
Net cash provided (used) by investing activities	$(689)	(736)	314
Liberty SiriusXM Group cash provided (used) by financing activities	$(2,232)	(689)	(1,923)
Braves Group cash provided (used) by financing activities	22	105	54
Formula One Group cash provided (used) by financing activities	512	1,158	96
Net cash provided (used) by financing activities	$(1,698)	574	(1,773)

Liberty’s primary uses of corporate cash during the year ended December 31, 2021 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $500 million of Series A and Series C Liberty SiriusXM common stock repurchases, $321 million of debt repayments and $55 million of Series A Liberty Formula One common stock repurchases. These uses were primarily funded by $125 million of borrowings under the margin loan secured by shares of Sirius XM Holdings, dividends from Sirius XM Holdings and cash on hand.

Sirius XM Holdings’ primary uses of cash during the year ended December 31, 2021 were the repayment of borrowings of debt, repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment and dividends paid to stockholders. The Sirius XM Holdings uses of cash were funded by borrowings of debt, cash provided by operating activities and proceeds from satellite insurance policies associated with SXM-7. During the year ended December 31, 2021, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $268 million, of which Liberty received $210 million.

Braves Holdings’ primary use of cash during the year ended December 31, 2021 was capital expenditures for continued expansion of the mixed-use development, funded primarily by cash on hand, excess cash from operations and net borrowings of debt.

During the year ended December 31, 2021, Formula 1 generated cash from operations and did not have any material uses of cash.

The projected uses of Liberty cash (excluding Sirius XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in new or existing businesses, debt service, including further repayment of the margin loan secured by shares of Sirius XM Holdings and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty expects to receive quarterly cash dividends from Sirius XM Holdings, as well as its portion of the special cash dividend, as described below, which are non-taxable because Liberty and Sirius XM Holdings are members of the same consolidated federal income tax group. Net payments of income tax liabilities may be required to settle items under discussion with tax authorities.

Sirius XM Holdings’ uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, repurchases of outstanding Sirius XM Holdings common stock, interest payments, taxes and scheduled maturities of outstanding debt. In addition, Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends. On January 26, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock, payable on February 25, 2022 to stockholders of record at the close of business on February 11, 2022. On January 31, 2022, Sirius XM Holdings’ board of directors declared a special cash dividend on its common stock in the amount of $0.25 per share of common stock, or an aggregate of approximately $1 billion, payable on February 25, 2022 to stockholders of record at the close of business on February 11, 2022. Liberty expects Sirius XM Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under its existing credit facility.

Formula 1’s uses of cash are expected to be debt service payments and operating expenses. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

Braves Holdings’ uses of cash are expected to be expenditures related to the mixed-use development, debt service payments and operating expenses. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and through borrowings under construction loans. See Item 1. Business – Description of Business – Braves Holdings, LLC – Mixed-use development. Braves Holdings’ operating cash flows were adversely impacted by COVID-19 during the year ended December 31, 2020 and may be impacted by labor disputes, which may require Braves Holdings to fund its projected uses of cash with other sources of liquidity.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Off-Balance Sheet Arrangements and Material Cash Requirements

Sirius XM Holdings has entered into various programming agreements. Under the terms of these agreements, Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. Sirius XM Holdings’ future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the schedule of material cash requirements below.

The Atlanta Braves have entered into long-term employment contracts with certain of their players (current and former), coaches and executives whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2021 aggregated $285 million. See the table below for more detail. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts. The Braves are under no legal obligation to pay Major League player salaries during any period that players do not render services during a labor dispute (including the ongoing lockout).

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in millions
Material Cash Requirements
Long-term debt (1)	$17,184	429	5,582	1,273	9,900
Interest payments (2)	4,191	614	1,039	837	1,701
Programming and royalty fees (3)	2,302	799	1,166	187	150
Lease obligations	758	85	162	146	365
Employment agreements	285	103	127	55	—
Other obligations (4)	609	203	305	48	53
Total consolidated	$25,329	2,233	8,381	2,546	12,169
(1)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2021, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2021 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In certain arrangements, the future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments.
(4)	Includes amounts related to Sirius XM Holdings’ satellite and transmission, sales and marketing, satellite incentive payments, and other contractual commitments. Sirius XM Holdings satellite and transmission commitments are attributable to agreements with third parties to design, build and launch two new satellites, SXM-9 and SXM-10. Sirius XM Holdings has also entered into agreements to operate and maintain satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. Sirius XM Holdings sales and marketing commitments primarily relate to payments to sponsors, retailers, automakers, radio manufacturers and other third parties pursuant to marketing, sponsorship and distribution agreements to promote Sirius XM Holdings’ brands. Boeing Satellite Systems International, Inc., the manufacturers of certain of Sirius XM Holdings’ in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-4 meeting its fifteen-year design life, which it expects to occur. Boeing may also be entitled to up to an additional $10 million if the XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life. Additionally, Sirius XM Holdings has entered into various agreements with third parties for general operating purposes.

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

Non-Financial Instrument Valuations. Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events.

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

As of December 31, 2021, the intangible assets not subject to amortization for each of our consolidated reportable segments were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
Sirius XM Holdings	$15,112	8,600	1,242	24,954
Formula 1	3,956	—	—	3,956
Other	180	—	143	323
Consolidated	$19,248	8,600	1,385	29,233

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

Sirius XM Holdings currently operates four in-orbit XM satellites, XM-3, XM-4, XM-5 and SXM-8. The XM-3 satellite, launched in 2005, reached the end of its depreciable life in 2020 and the XM-4 satellite, launched in 2006, reached the end of its depreciable life in 2021. The XM-5 satellite was launched in 2010, is used as an in-orbit spare for the Sirius and XM systems, and is expected to reach the end of its depreciable life in 2025. SXM-7 was launched into a geostationary orbit in December 2020 and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended and the asset was fully impaired in 2021. The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite, which remains available as an in-orbit spare, along with XM-5.  Sirius XM Holdings has entered into agreements for the design, construction and launch of two satellites, SXM-9 and SXM-10.

Sirius XM Holdings’ satellites have been designed to last fifteen-years. Sirius XM Holdings’ in-orbit satellites may experience component failures which could adversely affect their useful lives. Sirius XM Holdings monitors the operating condition of its in-orbit satellites and if events or circumstances indicate that the depreciable lives of its in-orbit satellites have changed, the depreciable life will be modified accordingly. If Sirius XM Holdings were to revise its estimates, depreciation expense would change.

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

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2021, Sirius XM had approximately 34.0 million subscribers.

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

Pandora operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2021, Pandora had approximately 6.4 million subscribers.

The majority of Pandora’s revenue is generated from advertising on its ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

Pandora also sells advertising on audio platforms and in podcasts unaffiliated with Sirius XM Holdings.  Pandora is the exclusive U.S. ad sales representative for SoundCloud Holdings, LLC (“SoundCloud”). Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz, Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of December 31, 2021, Pandora had approximately 52.3 million monthly active users.

In February 2020, Sirius XM Holdings completed a $75 million investment in SoundCloud. SoundCloud is a next-generation music entertainment company, powered by an ecosystem of artists, listeners, and curators on the pulse of what's new, now and next in music culture. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment.  The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.

In June 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform.

In October 2020, Sirius XM Holdings acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for a total consideration of $302 million, which included $266 million in cash and $36 million related to contingent consideration. During the year ended December 31, 2021, Stitcher did not achieve certain financial metrics, as a result of which, Sirius XM Holdings does not expect to pay to Scripps the 2021 portion of the contingent consideration associated with the transaction. During the year ended December 31, 2021, Sirius XM Holdings recognized a $17 million benefit related to the change in fair value of the 2021 portion of the contingent consideration. The acquisition of Stitcher, in conjunction with Simplecast, creates a full-service platform for podcast creators, publishers and advertisers. Refer to note 5 to our consolidated financial statements for more information on these acquisitions.

Results of Operations

We acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied purchase accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of acquisition accounting adjustments in all periods presented.

Sirius XM Holdings acquired Pandora on February 1, 2019. Although Pandora’s results are only included in Sirius XM Holdings’ results beginning on February 1, 2019, we believe a discussion of Sirius XM and Pandora’s combined results for all periods presented promotes a better understanding of the overall results of the combined businesses. For comparative purposes, we are presenting the pro forma results of Sirius XM Holdings for the year ended December 31, 2019. The pro forma financial information was prepared based on the historical financial information of Sirius XM Holdings and Pandora and assuming the acquisition of Pandora took place on January 1, 2017. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. Pro forma adjustments are not included for the acquisitions of Simplecast and Stitcher.

On November 1, 2021, Liberty entered into an exchange agreement with certain counterparties to acquire an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. Following the closing of the exchange on November 3, 2021, Liberty and Sirius XM Holdings became members of the same consolidated federal income tax group. The tax sharing agreement with Sirius XM Holdings, dated February 1, 2021, governs the allocation of consolidated and combined tax liabilities and sets forth agreements with respect to other tax matters.

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

As of December 31, 2021, there is an approximate 19% noncontrolling interest in Sirius XM Holdings, and the net earnings of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations. Sirius XM is a separate publicly traded company and additional information about Sirius XM can be obtained through its website and its public filings, which are not incorporated by reference herein.

Sirius XM Holdings’ operating results were as follows:

	Years ended December 31,
	2021	2020	2019
	(actual)	(actual)	(pro forma)

	amounts in millions
Sirius XM:
Subscriber revenue	$6,084	5,857	5,644
Advertising revenue	188	157	205
Equipment revenue	201	173	173
Other revenue	151	155	172
Total Sirius XM revenue	6,624	6,342	6,194
Pandora:
Subscriber revenue	530	515	527
Advertising revenue	1,542	1,183	1,200
Total Pandora revenue	2,072	1,698	1,727
Total revenue	8,696	8,040	7,921
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(2,594)	(2,430)	(2,378)
Pandora cost of services (excluding litigation reserve)	(1,329)	(1,121)	(1,104)
Subscriber acquisition costs	(325)	(362)	(427)
Selling, general and administrative expenses (excluding litigation settlement)	(1,449)	(1,332)	(1,344)
Other operating expenses	(229)	(220)	(241)
Adjusted OIBDA	2,770	2,575	2,427
Litigation settlements and reserves	—	16	(25)
Stock-based compensation	(202)	(223)	(240)
Impairment, restructuring and acquisition costs, net of recoveries	(20)	(1,004)	—
Depreciation and amortization	(603)	(574)	(552)
Operating income	$1,945	790	1,610

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased 4% for both of the years ended December 31, 2021 and 2020, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2021 was primarily driven by growth in Sirius XM’s average monthly revenue per subscriber of 5% and in Sirius XM’s self-pay subscriber base of 4%, driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by revenue generated from automakers offering paid promotional subscriptions. The increase for the year ended December 31, 2020 was primarily driven by higher self-pay revenue as a result of increases in certain subscription plans and higher U.S. Music Royalty Fees due to a higher music royalty rate, partially offset by lower paid promotional revenue.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased 20% and decreased 23% for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2021 was due to higher advertising, primarily on news and sport channels, as Sirius XM continues to recover to pre-COVID levels. The decrease for the year ended December 31, 2020 was primarily due to lower advertising spend as a result of the impact of the COVID-19 pandemic.

Sirius XM Equipment revenue includes revenue and royalties for the sale of satellite radios, components and accessories. Equipment revenue increased 16% and was flat for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2021 was driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels during the first half of 2021 and due to Sirius XM’s transition to a new generation of chipsets, partially offset by semiconductor supply shortages in the second half of 2021. During the year ended December 31, 2020, increased original equipment manufacturer (“OEM”) royalty revenue was offset by lower direct sales to customers and the loss of revenue resulting from the termination of the Automatic service.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 3% and 10% for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2021 was primarily driven by lower revenue generated by rental car arrangements. The decrease for the year ended December 31, 2020 was driven by lower revenue from Sirius XM’s connected vehicle services, rental car revenue and royalty revenue from Sirius XM Canada.

Pandora subscriber revenue includes fees charged for Pandora Plus, Pandora Premium, Stitcher and Simplecast subscriptions. Pandora subscriber revenue increased 3% and decreased 2% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The increase for the year ended December 31, 2021 was primarily driven by the inclusion of Stitcher during the full year 2021 as well as a 3% increase in average subscribers from 2020. The decrease for the year ended December 31, 2020 was primarily due to the expiration of the one-year promotional subscriptions generated through an agreement with T-Mobile.

Pandora advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora advertising revenue increased 30% and decreased 1% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The increase for the year ended December 31, 2021 was primarily driven by strong monetization of on platform programming to $102.74 per thousand hours, and higher off-platform revenue as well as a full year of Stitcher revenue. The decrease for the year ended December 31, 2020 was primarily due to lower advertising as a result of the impact of the COVID-19 pandemic and a decrease in advertising revenue per thousand hours, partially offset by growth in Pandora’s off-platform advertising and the inclusion of revenue from Stitcher.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties (excluding litigation settlements) includes royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 3% and 4% during 2021 and 2020, respectively, as compared to the prior year periods. The increases were driven by overall greater revenue subject to royalties and revenue share.

●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 14% and 1% during 2021 and 2020, respectively, as compared to the corresponding prior years. The increases for both years were driven primarily by higher content licensing costs. The increase in 2020 was also driven by increased personnel-related costs, partially offset by one-time benefits for reduced sports programming as a result of shortened sports seasons due to the COVID-19 pandemic and lower costs associated with hosting live events.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense increased 5% and decreased 2% during 2021 and 2020, respectively, as compared to the corresponding prior years. The increase for 2021 was driven by higher transaction costs, consulting and personnel-related costs, partially offset by lower bad debt expense and lower call center expense. The 2020 decrease was driven by reduced staffing resulting from stay at home orders issued in countries in which Sirius XM’s vendors operate call centers.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of subscriber services increased 25% and was flat during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior years. The 2021 increase was primarily driven by costs associated with cloud hosting, wireless connectivity for Sirius XM’s 360L platform, streaming content and connected vehicle services. During the year ended December 31, 2020, higher hosting and wireless costs associated with Sirius XM’s 360L platform and its streaming and connected vehicle services were offset by lower direct sales to consumers and reduced costs due to the termination of the Automatic service.

Pandora Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 20% and 1% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was primarily due to higher royalty rates associated with owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher for a full year and the growth in other off-platform revenue. The 2020 increase was attributable to the inclusion of Stitcher, partially offset by lower listening hours and the expiration during 2019 of certain minimum guarantees in direct license agreements with record labels.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 59% and 71% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was primarily attributable to additional live events in 2021, higher license costs and personnel-related costs driven by the inclusion of Stitcher for a full year. The 2020 increase was primarily due to increases in personnel related and content costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing decreased 1% and increased 2% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 decrease was primarily driven by lower bad debt expense, partially offset by higher transaction fees. The 2020 increase was primarily driven by higher bad debt expense, partially offset by lower transaction fees.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs increased 10% and decreased 9% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was primarily driven by higher streaming costs. The 2020 decrease was primarily driven by lower streaming costs due to lower listener hours and lower personnel related costs.

Subscriber acquisition costs are costs associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers, subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. For the years ended December 31, 2021 and 2020, subscriber acquisition costs decreased 10% and 15%, respectively, as compared to the corresponding periods in the prior year. The 2021 decrease was driven by lower subsidies from contract improvements with certain automakers as well as lower costs resulting from the semiconductor supply shortages during 2021, partially offset by slightly higher OEM installations. The 2020 decrease was driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidiaries as certain subsidy rates decreased.

Selling, general and administrative (excluding litigation settlement) expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel related costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense increased 9% and decreased 1% for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The 2021 increase was primarily due to higher brand media, streaming and trial-related direct marketing costs as well as higher personnel-related, consulting and technology costs, partially offset by lower charitable contributions. The decrease for the year ended December 31, 2020 was driven by lower personnel related costs, the closure of a sales and use tax audit in the second quarter of 2020 and lower travel and entertainment costs, partially offset by a $25 million contribution to a donor advised fund that will be the source of Sirius XM Holdings’ future charitable contributions, and higher legal costs.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the years ended December 31, 2021 and 2020, other operating expense increased 4% and decreased 9%, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was driven by higher personnel-related costs, partially offset by lower research and development costs. The 2020 decrease was driven by lower personnel-related costs.

Litigation settlements and reserves for the year ended December 31, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2020. During the year ended December 31, 2019, Sirius XM Holdings recorded a one-time $25 million litigation settlement for Do-Not-Call litigation. This charge is included in the selling, general and administrative expense line item in the accompanying consolidated financial statements for the year ended December 31, 2019. The aforementioned litigation settlement and reserve have been excluded from Adjusted OIBDA for the corresponding periods as they were not part of Sirius XM Holdings’ normal operations and do not relate to the on-going performance of the business.

Stock-based compensation decreased 9% and 7% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The decreases are primarily due to decreases in Pandora’s stock-based compensation.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges associated with intangible assets, impairment charges, net of insurance recoveries, associated with the SXM-7 satellite, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs. During the year ended December 31, 2021, Sirius XM Holdings recorded $220 million of insurance recoveries, which offset the $220 million impairment recorded to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing, restructuring costs of $25 million resulting from the termination of leased office space, acquisition costs of $12 million and reversed a $17 million liability related to the Stitcher acquisition. During the year ended December 31, 2020, Sirius XM Holdings recorded a goodwill impairment charge of $956 million related to the Pandora reporting unit, a $20 million impairment of Pandora’s trademark, costs associated with the termination of the Automatic service and costs associated with the acquisitions of Simplecast and Stitcher.

Depreciation and amortization increased 5% and 4% during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The increases were due to higher depreciation expense related to additional assets placed in service.

Formula One Group

Formula 1. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with various Events. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and sponsorship arrangements. A significant majority of the race promotion, media rights (formerly referred to as broadcasting) and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

The 2021 World Championship was originally scheduled to have 23 Events. Despite the effects of the COVID-19 pandemic, leading to the cancellation and / or replacement of certain Events, the 2021 World Championship consisted of a record 22 Events. Due to the COVID-19 pandemic, the start of the 2020 season was postponed, with certain Events being cancelled, certain new Events being added and others rescheduled to later dates. The 2020 World Championship revised calendar consisted of 17 Events.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Primary Formula 1 revenue	$1,850	1,029	1,750
Other Formula 1 revenue	286	116	272
Total Formula 1 revenue	2,136	1,145	2,022
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(1,489)	(974)	(1,393)
Selling, general and administrative expenses	(152)	(115)	(147)
Adjusted OIBDA	495	56	482
Stock-based compensation	(17)	(13)	(19)
Depreciation and amortization	(386)	(429)	(446)
Operating income (loss)	$92	(386)	17

Number of Events	22	17	21

During the year ended December 31, 2021, Formula 1 began reporting certain components of Other Formula 1 revenue in Primary Formula 1 revenue to better align with the way it currently evaluates the business. In addition, broadcasting revenue was renamed media rights revenue. The components that were reclassified include fees for licensing commercial rights for Formula 2 and Formula 3 races, fees for the origination and support of program footage, fees for broadcast rights for Formula 2 and Formula 3 races, fees for F1 TV subscriptions and fees for advertising rights on Formula 1’s digital platforms. Accordingly, $65 million and $86 million of Other Formula 1 revenue has been reclassified to Primary Formula 1 revenue for the years ended December 31, 2020 and 2019, respectively, to conform with the current presentation.

Primary Formula 1 revenue is derived from the commercial exploitation and development of the World Championship through a combination of race promotion fees (earned from granting the rights to host, stage and promote each Event on the World Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2 and Formula 3 races at their Events and from technical service fees from promoters to support the origination of program footage), media rights fees (earned from licensing the right to broadcast Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights) and sponsorship fees (earned from the sale of World Championship and Event-related sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events).

Primary Formula 1 revenue increased $821 million and decreased $721 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year.

Race promotion revenue increased during the year ended December 31, 2021, as compared to the prior year, driven by five more Events in 2021, with the 2021 World Championship including more non-European events. In addition, fan attendance increased at Events as 2021 progressed, with a return to full capacity crowds at a number of Events. In comparison to 2020, there were only a limited number of one-time changes to the contractual terms of Events in 2021 as a result of limitations on fan attendance. During the year ended December 31, 2021, a one-time settlement related to another Event, relieving a race promoter from its obligation to stage a race that was originally scheduled to be held in 2020, also contributed to the increase in race promotion revenue. Media rights revenue increased during the year ended December 31, 2021, as compared to the prior year, driven by higher broadcasting fees in 2021 due to more Events, improved terms in certain new and renewed broadcasting agreements, other contractual rate increases, and strong growth in F1 TV subscription revenue. Sponsorship revenue increased during the year ended December 31, 2021, as compared to the prior year, driven by revenue from new sponsors and the impact of five more Events in 2021.

Race promotion revenue decreased during the year ended December 31, 2020, as compared to the prior year, due to the fact that fans were prohibited at all but three Events during 2020, which led to one-time changes in the contractual terms of the originally scheduled Events that remained on the revised 2020 calendar, and limited revenue from the other Events that were added to make up the 17 Events of the 2020 World Championship. Media rights revenue decreased as the altered schedule triggered lower broadcasting fees pursuant to the contractual terms within certain broadcasting agreements and also led to other one-time changes as certain broadcasting fees were renegotiated for 2020, leading to overall lower than originally contracted media rights revenue. Additionally, Formula 1 was prevented from delivering all of the elements of its typical sponsorship offering with the cancellation of certain Events to which contracted sponsorship inventory related, and with limited activities at the Events that have taken place due to the lack of fans and inability to operate services such as hospitality, leading to one-time changes in sponsorship contracts. These challenging circumstances led to a number of other one-time changes as certain sponsorship fees were also renegotiated for 2020, with revenue related to certain undelivered contract rights in 2020 being deferred into future years.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations.

Other Formula 1 revenue increased $170 million and decreased $156 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was driven by hospitality revenue generated from the sale of tickets to the Formula One Paddock Club, which operated at 11 Events during 2021 compared to only one Event in 2020 due to COVID-19 related restrictions, higher licensing revenue from growth in gaming royalties and new contracts and higher freight and travel income from five more Events as well as more Events outside of Europe. Other Formula 1 revenue decreased in 2020 compared to 2019 as there were four fewer Events in 2020 and COVID-19 related restrictions and the related calendar changes led to lower revenue from most activities, including the non-operation of the Formula One Paddock Club at all but one Event where a limited service could be provided, reduced freight income, the non-operation of fan festivals and business forums, and lower F2 and F3 series income. These decreases were partially offset by increases in licensing and digital media income.

Cost of Formula 1 revenue consists primarily of team payments. Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual fees payable to the Federation Internationale de l’Automobile, sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, F2 and F3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities.

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Team payments	$(1,068)	(711)	(1,012)
Other costs of Formula 1 revenue	(421)	(263)	(381)
Cost of Formula 1 revenue	$(1,489)	(974)	(1,393)

Cost of Formula 1 revenue increased $515 million and decreased $419 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year.

Team payments increased $357 million and decreased $301 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was primarily driven by the increase in Primary Formula 1 revenue and the associated impact on the calculation of variable Prize Fund elements, which are calculated with reference to Formula 1’s revenue and costs. The 2020 decrease was driven by the decrease in Primary Formula 1 revenue and other revenue and the associated impact on the calculation of variable Prize Fund elements, partially offset by one-time fees paid to teams upon signing the 2021 Concorde Agreement in 2020.

Other costs of Formula 1 revenue increased $158 million and decreased $118 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was attributable to costs associated with the operation of the Paddock Club at 11 Events, and higher technical, freight and logistics, digital media and other related costs, driven by five more Events and the requirements of the differing race calendar in 2021. The 2020 decrease was driven by four fewer Events, fewer non-European Events, and the significantly reduced activities due to COVID-19.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $37 million and decreased $32 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was driven by higher personnel costs, discretionary marketing expenditures and professional fees. The 2020 decrease was driven by lower personnel costs and certain cost reduction initiatives while Events were not taking place and following the return to racing, resulting in lower legal and professional fees and lower discretionary marketing expenditures.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense increased $4 million and decreased $6 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding periods in the prior year. The 2021 increase was due to a change in the vesting schedule of awards granted during the current year. The 2020 decrease was due to the vesting of outstanding awards and a decrease in the fair value of the underlying awards.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $43 million and $17 million during the year ended December 31, 2021 and 2020, respectively, as compared the corresponding periods in the prior year, primarily due to decreases in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Group

Braves Holdings. Braves Holdings is our wholly owned subsidiary that indirectly owns and operates ANLBC and the FCL Braves. In addition, Braves Holdings indirectly owned and operated three Professional Development League

Clubs (the Gwinnett Stripers, Mississippi Braves and Rome Braves) until they were sold in January 2022. Each club will remain affiliated with the Atlanta Braves during the 10-year license agreement term. ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority and offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and the construction of the adjacent mixed-use development project, which we refer to as the Development Project.

Due to COVID-19, Major League Baseball postponed the start of the 2020 season until late July, resulting in a regular season of 60 games, without fans in attendance. In addition, the 2020 minor league season was cancelled. Braves Holdings did not generate material revenue from the Braves’ participation in the 2020 postseason since games were played without fans in attendance due to COVID-19. The 2021 regular season was comprised of 160 games and the minor league season started in May.

In December 2021, the Collective Bargaining Agreement, which requires Major League Baseball (“MLB”) clubs to sign players using a uniform contract, expired and MLB commenced a lockout of the Major League players. Negotiations are ongoing, but no agreement has been reached to date. Any labor disputes, such as players’ strikes, protests or lockouts, could postpone or cancel MLB games. No revenue will be recognized for cancelled games and the impact may have a material negative effect on our business and results of operations.

Operating results attributable to Braves Holdings were as follows.

	Year ended December 31,
	2021	2020	2019

	amounts in millions
Baseball revenue	$526	142	438
Development revenue	42	36	38
Total revenue	568	178	476
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(377)	(170)	(344)
Selling, general and administrative expenses	(80)	(57)	(78)
Adjusted OIBDA	111	(49)	54
Stock-based compensation	(8)	(3)	(15)
Depreciation and amortization	(72)	(69)	(71)
Operating income (loss)	$31	(121)	(32)

Regular season home games	79	30	81
Postseason home games	8	7	3

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and shared MLB revenue streams, including national broadcast rights and licensing. Development revenue is derived from the mixed-use facilities and primarily includes rental income. For the years ended December 31, 2021 and 2020, revenue increased $390 million and decreased $298 million, respectively, as compared to the corresponding prior years. The increase in baseball revenue during 2021 as compared to 2020 was driven by an increase in the number of regular and postseason home baseball games being played with significantly more fans in attendance in 2021 and the Braves success in the 2021 postseason as World Series Champions, both resulting in increased revenue related to all primary sources of revenue. A normal baseball season has historically consisted of approximately 160 games. However, the 2020 regular season consisted of only 60 games, all without fans in attendance. The decrease in baseball revenue in 2020 as compared to 2019 was primarily driven by fewer games in 2020. Without fans in attendance for any games in 2020, ballpark operations revenue was lower due to decreased ticket and concession sales. Fewer games also resulted in lower broadcasting revenue. Development revenue increased during 2021 as compared to 2020 due to rental income from various new lease commencements and a reduction in deferred payment arrangements. The decrease in development revenue in 2020 as compared to 2019 was primarily driven by the deferral of rental income from the mixed-use facilities.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the years ended December 31, 2021 and 2020, other operating expenses increased $207 million and decreased $174 million, respectively, as compared to the corresponding prior years. The increase in 2021 as compared to 2020 was due to more normalized levels of player salaries and facility and game day expenses in 2021, driven by an increase in the number of games in 2021, all with fans in attendance. The decrease in 2020 as compared to 2019 was primarily due to lower player salaries, as players were paid a pro-rata portion of their salaries, lower travel expenses and lower facility and game day expenses, as there were fewer games in 2020, all without fans in attendance.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $23 million and decreased $21 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior years. The increase for 2021 as compared to 2020 was primarily due to increased marketing initiatives for the 2021 season compared to cost reduction initiatives during the 2020 season as a result of the impacts of COVID-19. The decrease for 2020 as compared to 2019 was primarily driven by lower marketing expense and fewer games in 2020.

Stock-based compensation increased $5 million and decreased $12 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior years. The increase in 2021 as compared to 2020 was driven by an increase in the fair value of the underlying awards. The decrease in 2020 as compared to 2019 was driven by a decrease in the fair value of the underlying awards.

Depreciation and amortization increased $3 million and decreased $2 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior years. The increase in 2021 as compared to 2020 was due to an increase in depreciation related to the Development Project, which had various assets placed in service. The decrease in 2020 as compared to 2019 was driven by a decrease in amortization expense related to player contracts.

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

As of December 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$875	2.2%	$12,252	3.5%
Braves Group	$261	1.6%	$439	3.8%
Formula One Group	$832	3.5%	$2,525	4.9%

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

At December 31, 2021, the fair value of our marketable equity securities was $217 million. Had the market price of such securities been 10% lower at December 31, 2021, the aggregate value of such securities would have been $22 million lower. Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-36. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-32 for Management’s Report on Internal Control Over Financial Reporting.

See page II-33 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company’s management believes that, as of December 31, 2021, its internal control over financial reporting is effective.

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

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over certain subscriber and advertising revenue streams

As discussed in note 3 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $11,400 million of revenue, of which $6,084 million was Sirius XM subscriber revenue and $1,542 million was Pandora (Pandora Media, LLC and subsidiaries, the successor to Pandora Media, Inc. and subsidiaries) advertising revenue, for the year ended December 31, 2021. The Company’s accounting for these subscriber and advertising revenue streams involved multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence related to Sirius XM subscriber revenue and Pandora advertising revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due principally to the number of IT applications used by the Company that involved IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Sirius XM subscriber revenue and Pandora advertising revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Sirius XM subscriber revenue and Pandora advertising revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT application controls and general IT controls used by the Company in its revenue recognition processes and testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes. For Sirius XM subscriber revenue, we assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recorded in the general ledger. For a sample of Pandora advertising revenue, we traced the recorded amounts to underlying source documents and system reports. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
February 25, 2022

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,814	2,831
Trade and other receivables, net	828	823
Other current assets	1,170	376
Total current assets	4,812	4,030
Investments in affiliates, accounted for using the equity method (note 7)	945	1,018

Property and equipment, at cost	4,027	4,017
Accumulated depreciation	(2,017)	(1,778)
	2,010	2,239

Intangible assets not subject to amortization (note 8)
Goodwill	19,248	19,218
FCC licenses	8,600	8,600
Other	1,385	1,385
	29,233	29,203
Intangible assets subject to amortization, net (note 8)	4,797	5,378
Other assets	2,554	2,136
Total assets	$44,351	44,004

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,832	1,583
Current portion of debt, including $2,850 million and $684 million measured at fair value, respectively (note 9)	2,891	743
Deferred revenue	1,790	2,070
Other current liabilities	97	94
Total current liabilities	6,610	4,490
Long-term debt, including $2,372 million and $3,861 million measured at fair value, respectively (note 9)	15,699	16,686
Deferred income tax liabilities (note 12)	2,218	2,126
Other liabilities	987	1,101
Total liabilities	$25,514	24,403

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2021 and 2020

	2021	2020

	amounts in millions
Redeemable noncontrolling interests in equity of subsidiary (note 11)	$575	—

Stockholders' equity (notes 13,15 and 17):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2021; issued and outstanding 101,623,360 shares at December 31, 2021 and 99,383,666 shares at December 31, 2020 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2021; issued and outstanding 10,313,703 shares at December 31, 2021 and 10,312,670 shares at December 31, 2020 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2021; issued and outstanding 24,638,242 shares at December 31, 2021 and 25,835,838 shares at December 31, 2020 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2021; issued and outstanding 9,802,232 shares at December 31, 2021 and 9,802,237 shares at December 31, 2020 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2021; issued and outstanding 981,494 shares at December 31, 2021 and 981,778 shares at December 31, 2020 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2021; issued and outstanding 2,445,895 shares at December 31, 2021 and 2,446,606 shares at December 31, 2020 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2021; issued and outstanding 222,874,721 shares at December 31, 2021 and 229,575,090 shares at December 31, 2020 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2021; issued and outstanding 41,494,524 shares at December 31, 2021 and 40,958,175 shares at December 31, 2020 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2021; issued and outstanding 205,107,088 shares at December 31, 2021 and 203,538,477 shares at December 31, 2020 (note 2)	2	2
Additional paid-in capital	1,954	2,688
Accumulated other comprehensive earnings (loss), net of taxes	(5)	78
Retained earnings	12,718	12,320
Total stockholders' equity	14,672	15,091
Noncontrolling interests in equity of subsidiaries	3,590	4,510
Total equity	$18,262	19,601
Commitments and contingencies (note 18)
Total liabilities and equity	$44,351	44,004

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
Revenue:
Sirius XM Holdings revenue	$8,696	8,040	7,794
Formula 1 revenue	2,136	1,145	2,022
Other revenue	568	178	476
Total revenue	11,400	9,363	10,292
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	2,672	2,421	2,291
Programming and content	559	481	462
Customer service and billing	501	481	475
Other	236	196	199
Cost of Formula 1 revenue	1,489	974	1,394
Subscriber acquisition costs	325	362	427
Other operating expenses	642	434	624
Selling, general and administrative	1,907	1,750	1,805
Impairment, restructuring and acquisition costs, net of recoveries (notes 5 and 8)	20	1,004	84
Depreciation and amortization	1,072	1,083	1,061
	9,423	9,186	8,822
Operating income (loss)	1,977	177	1,470
Other income (expense):
Interest expense	(642)	(634)	(657)
Share of earnings (losses) of affiliates, net (note 7)	(200)	(586)	6
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(451)	(402)	(315)
Gains (losses) on dilution of investment in affiliate (note 7)	152	4	7
Other, net	(47)	6	2
	(1,188)	(1,612)	(957)
Earnings (loss) before income taxes	789	(1,435)	513
Income tax (expense) benefit (note 12)	(45)	44	(166)
Net earnings (loss)	744	(1,391)	347
Less net earnings (loss) attributable to the noncontrolling interests	292	30	241
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 11)	54	—	—
Net earnings (loss) attributable to Liberty stockholders	$398	(1,421)	106

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty SiriusXM common stock	$599	(747)	494
Liberty Braves common stock	(11)	(78)	(77)
Liberty Formula One common stock	(190)	(596)	(311)
	$398	(1,421)	106

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	1.79	(2.24)	1.50
Series A, B and C Liberty Braves common stock	(0.21)	(1.53)	(1.51)
Series A, B and C Liberty Formula One common stock	(0.82)	(2.57)	(1.35)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	1.78	(2.33)	1.48
Series A, B and C Liberty Braves common stock	(0.21)	(2.00)	(1.51)
Series A, B and C Liberty Formula One common stock	(0.82)	(2.57)	(1.35)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
Net earnings (loss)	$744	(1,391)	347
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(4)	12	20
Unrealized holding gains (losses) arising during the period	(1)	(7)	3
Credit risk on fair value debt instruments gains (losses)	(83)	117	(13)
Share of other comprehensive earnings (loss) of equity affiliates	7	(9)	1
Recognition of previously unrealized (gains) losses on debt	(2)	—	—
Other comprehensive earnings (loss)	(83)	113	11
Comprehensive earnings (loss)	661	(1,278)	358
Less comprehensive earnings (loss) attributable to the noncontrolling interests	292	32	247
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interests (note 11)	54	—	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$315	(1,310)	111
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$528	(712)	512
Liberty Braves common stock	(12)	(86)	(74)
Liberty Formula One common stock	(201)	(512)	(327)
	$315	(1,310)	111

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$744	(1,391)	347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,072	1,083	1,061
Stock-based compensation	256	261	312
Non-cash impairment and restructuring costs	24	1,000	—
Share of (earnings) loss of affiliates, net	200	586	(6)
Realized and unrealized (gains) losses on financial instruments, net	451	402	315
Noncash interest expense	16	17	9
Losses (gains) on dilution of investment in affiliate	(152)	(4)	(7)
Loss on early extinguishment of debt	80	40	57
Deferred income tax expense (benefit)	(41)	(95)	120
Other charges (credits), net	2	11	8
Changes in operating assets and liabilities
Current and other assets	(104)	(34)	(3)
Payables and other liabilities	(111)	(146)	100
Net cash provided (used) by operating activities	2,437	1,730	2,313
Cash flows from investing activities:
Investment of subsidiary initial public offering proceeds into trust account	(575)	—	—
Cash proceeds from dispositions of investments	383	13	442
Cash (paid) received for acquisitions, net of cash acquired	(14)	(300)	313
Investments in equity method affiliates and debt and equity securities	(252)	(113)	(29)
Return of investment in equity method affiliates	40	105	23
Repayment of loans and other cash receipts from equity method affiliates and debt and equity securities	12	20	11
Capital expended for property and equipment, including internal-use software and website development	(440)	(452)	(510)
Proceeds from insurance recoveries	225	—	—
Other investing activities, net	(68)	(9)	64
Net cash provided (used) by investing activities	(689)	(736)	314
Cash flows from financing activities:
Borrowings of debt	6,411	4,898	6,020
Repayments of debt	(6,287)	(2,931)	(4,871)
Liberty stock repurchases	(555)	(318)	(443)
Subsidiary shares repurchased by subsidiary	(1,523)	(1,555)	(2,159)
Proceeds from initial public offering of subsidiary	575	—	—
Proceeds from Liberty SiriusXM common stock rights offering	—	754	—
Cash dividends paid by subsidiary	(58)	(64)	(68)
Taxes paid in lieu of shares issued for stock-based compensation	(154)	(120)	(211)
Other financing activities, net	(107)	(90)	(41)
Net cash provided (used) by financing activities	(1,698)	574	(1,773)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	3	—
Net increase (decrease) in cash, cash equivalents and restricted cash	47	1,571	854
Cash, cash equivalents and restricted cash at beginning of period	2,877	1,306	452
Cash, cash equivalents and restricted cash at end of period	$2,924	2,877	1,306

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2021, 2020 and 2019

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2019	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$2,984	$(38)	$13,644	$5,103	$21,698
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	106	241	347
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	5	—	6	11
Cumulative adjustment for change in accounting principle (note 10)	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	246	—	—	79	325
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(211)	—	—	—	(211)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	10	—	—	—	10
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(443)	—	—	—	(443)
Subsidiary shares issued as consideration in subsidiary acquisition	—	—	—	—	—	—	—	—	—	—	657	—	—	1,698	2,355
Equity component of convertible note	—	—	—	—	—	—	—	—	—	—	—	—	—	62	62
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(562)	—	—	(1,597)	(2,159)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(92)	—	—	100	8
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(68)	(68)
Noncontrolling interest activity of equity affiliates	—	—	—	—	—	—	—	—	—	—	(6)	—	—	—	(6)
Other	—	—	—	—	—	—	—	—	—	—	(8)	—	—	6	(2)
Balance at December 31, 2019	—	1	—	2	—	—	—	—	—	2	2,575	(33)	13,748	5,630	21,925
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(1,421)	30	(1,391)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	111	—	2	113
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	213	—	—	64	277
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(120)	—	—	—	(120)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(318)	—	—	—	(318)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(346)	—	—	(1,228)	(1,574)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(75)	—	—	75	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Common stock issued pursuant to the Series C Liberty SiriusXM common stock rights offering	—	—	—	—	—	—	—	—	—	—	754	—	—	—	754
Other, net	—	—	—	—	—	—	—	—	—	—	5	—	(7)	1	(1)
Balance at December 31, 2020	—	1	—	2	—	—	—	—	—	2	2,688	78	12,320	4,510	19,601
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 11)	—	—	—	—	—	—	—	—	—	—	—	—	398	295	693
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(83)	—	—	(83)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	222	—	—	47	269
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(154)	—	—	—	(154)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(555)	—	—	—	(555)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(404)	—	—	(1,108)	(1,512)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(96)	—	—	106	10
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	(58)
Exchange of Series A Liberty SiriusXM common stock for shares of subsidiary (note 1)	—	—	—	—	—	—	—	—	—	—	203	—	—	(203)	—
Other, net	—	—	—	—	—	—	—	—	—	—	50	—	—	1	51
Balance at December 31, 2021	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$1,954	$(5)	$12,718	$3,590	$18,262

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

On November 3, 2021, pursuant to an exchange agreement with certain counterparties, Liberty acquired an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. As of December 31, 2021, we owned approximately 81% of the outstanding equity interest in Sirius XM Holdings.

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Media Acquisition Corporation (“LMAC”) and GCI Liberty, Inc. (“GCI Liberty”), all of which are, or were (in the case of GCI Liberty), separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others, other than Liberty’s equity interests in LMAC, as described in note 11, and GCI Liberty’s ownership of shares of Liberty Broadband’s Series C non-voting common stock prior to the merger of GCI Liberty and Liberty Broadband in December 2020. These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of Qurate Retail, Qurate Retail’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC and GCI Liberty (prior to termination) at Liberty’s corporate headquarters. Under these various agreements, approximately $27 million, $28 million and $46 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2021, 2020 and 2019, respectively.

In December 2019, Liberty entered into amendments to the Services Agreements with each of Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (collectively, the “Service Companies”) in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, its President and Chief Executive Officer. Under the amended Services Agreements, components of Mr. Maffei’s compensation are either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended Services Agreements. Following the merger between GCI Liberty and Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Broadband in December 2020, GCI Liberty no longer participates in the Services Agreement arrangement due to the termination of its Services Agreement with Liberty.

In December 2020, in conjunction with the merger, GCI Liberty made an executive termination payment to Liberty of approximately $6 million. See note 14 for additional information related to termination payments.

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

December 31, 2021, 2020 and 2019

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

The reattributed liabilities, valued at $1.3 billion, consisted of:

●the Convertible Notes;
●Liberty’s 2.25% exchangeable senior debentures due 2048; and
●Liberty’s margin loan secured by shares of Live Nation (“Live Nation Margin Loan”).

Similarly, $1.5 billion of net asset value has been reattributed from the Liberty SiriusXM Group to the Formula One Group, comprised of:

●	a call spread between the Formula One Group and the Liberty SiriusXM Group with respect to 34.8 million of the Live Nation shares that were reattributed to the Liberty SiriusXM Group; and
●	a net cash payment of $1.4 billion from the Liberty SiriusXM Group to the Formula One Group, which was funded by a combination of (x) cash on hand, (y) an additional $400 million drawn from the Company’s existing margin loan secured by shares of common stock of Sirius XM Holdings, and (z) the creation of an intergroup loan obligation from the Liberty SiriusXM Group to the Formula One Group in the principal amount of $750 million, plus interest thereon, which was repaid with the proceeds from the LSXMK rights offering described below (the “Intergroup Loan”).

The reattribution is reflected in the Company’s financial statements on a prospective basis.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2021, include its interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.25% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains intergroup interests in the Braves Group and the Formula One Group as of December 31, 2021. As of December 31, 2021, the Liberty SiriusXM Group has cash and cash equivalents of approximately $598 million, which includes $191 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group, which, as of December 31, 2021, include its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”) and cash. The Liberty SiriusXM Group and the Formula One Group retain intergroup interests in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

the Braves Group as of December 31, 2021. As of December 31, 2021, the Braves Group has cash and cash equivalents of approximately $142 million, which includes $58 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2021, include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, cash, an intergroup interest in the Braves Group and Liberty’s 1% Cash Convertible Notes due 2023. As of December 31, 2021, the Formula One Group has cash and cash equivalents of approximately $2,074 million, which includes $709 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.0% intergroup interest at December 31, 2021. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at December 31, 2021. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at December 31, 2021. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

December 31, 2021, 2020 and 2019

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty’s tracking stock groups.

(3)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $13 million and $17 million at December 31, 2021 and 2020, respectively. Activity in the year ended December 31, 2021 included an increase of $54 million of bad debt charged to expense and $58 million of write-offs. Activity in the year ended December 31, 2020 included an increase of $61 million of bad debt charged to expense and $62 million of write-offs. Activity in the year ended December 31, 2019 included an increase of $56 million of bad debt charged to expense and $59 million of write-offs.

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. The total value of marketable equity securities aggregated $217 million and $266 million as of December 31, 2021 and 2020, respectively.

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

December 31, 2021, 2020 and 2019

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2021	December 31, 2020

		amounts in millions
Land	NA	$145	139
Buildings and improvements	10 - 40 years	959	836
Support equipment	3 - 20 years	804	748
Satellite system	15 years	1,969	1,709
Construction in progress	NA	150	585
Total property and equipment		$4,027	4,017

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $270 million, $268 million and $271 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Sirius XM Holdings capitalizes a portion of the interest on funds borrowed to finance the construction and launch of its satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2021 and 2020 were approximately $7 million and $19 million, respectively.

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

December 31, 2021, 2020 and 2019

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

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the year

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

ended December 31, 2021 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings was approximately $349 million and $347 million, respectively.

As the majority of Sirius XM Holdings contracts are one year or less, Sirius XM Holdings utilized the optional exemption under ASC 606 and does not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2021, less than seven percent of the Sirius XM Holdings total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as Sirius XM Holdings’ services are provided.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,197 million in 2022, $1,862 million in 2023, $4,168 million in 2024 through 2029, and $547 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

Sirius XM Holdings

The following table disaggregates Sirius XM Holdings’ revenue by source:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Subscriber	$6,614	6,372	6,120
Advertising	1,730	1,340	1,336
Equipment	201	173	173
Other	151	155	165
Total Sirius XM Holdings revenue	$8,696	8,040	7,794

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

December 31, 2021, 2020 and 2019

life. Revenue share and loyalty fees paid to an automaker offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.

Music royalty fee primarily consists of U.S. music royalty fees (“MRF”) collected from subscribers.  The related costs Sirius XM Holdings incurs for the right to broadcast music and other programming are recorded as revenue share and royalties expense in the consolidated statements of operations.  Fees received from subscribers for the MRF are recorded as deferred revenue and amortized to subscriber revenue ratably over the service period.

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

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Primary	$1,850	1,029	1,750
Other	286	116	272
Total Formula 1 revenue	$2,136	1,145	2,022

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Primary revenue. Formula 1 holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and sponsorship arrangements. Primary revenue derived from the commercial exploitation of the World Championship is (i) recognized on an event by event basis for those performance obligations associated with a specific event based on the fees within the underlying contractual arrangement and (ii) recognized over time for those performance obligations associated with a period of time that is greater than a single specific event (for example, over the entire race season or calendar year) based on the fees within the underlying contractual arrangement.

Other revenue. Formula 1 earns other revenue from miscellaneous and ancillary sources, primarily related to facilitating the shipment of cars and equipment to and from the events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most events, support races at events, various television production activities and other ancillary operations. To the extent such revenue relates to services provided or rights associated with a specific event, the revenue is recognized upon occurrence of the related event and to the extent such revenue relates to services provided or rights over a longer period of time, the revenue is recognized over time.

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Baseball	$526	142	438
Development	42	36	38
Total Braves Holdings revenue	$568	178	476

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

Baseball revenue. Revenue for Braves Holdings ticket sales, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Broadcasting rights are recognized on a per game basis during the baseball season based on the pro rata number of games played to date to the total number of games during the season. Concession and parking revenue are recognized on a per game basis during the baseball season. Major League Baseball (“MLB”) revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB clubs. Sources of MLB revenue include distributions from the Major League Central Fund, distributions from MLB Advanced Media and revenue sharing income, if applicable.

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

December 31, 2021, 2020 and 2019

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

Cost of Sirius XM Holdings Services

Revenue Share

Sirius XM Holdings shares a portion of its subscription revenue earned from self-pay subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share on self-pay revenue is recognized as an expense and recorded in revenue share and royalties in our consolidated statements of operations. Sirius XM Holdings also pays revenue share to certain talent on non-music stations on its satellite radio service and to podcast talent based on advertising revenue for the related channel or podcast. Revenue share on non-music channels and podcasts is recognized in Revenue share and royalties when it is earned. In some cases, Sirius XM Holdings pays minimum guarantees for revenue share to podcast talent which is recorded in other current assets in the consolidated balance sheets. The minimum guarantee is recognized in revenue share and royalties primarily on a straight line basis over the contractual term.  The prepaid balance is regularly reviewed for recoverability and any amount not deemed to be recoverable is recognized as an expense in the period.

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

For Sirius XM Holdings’ non-interactive satellite radio or streaming services, it may license sound recordings under direct licenses with the owners of sound recordings or based on the royalty rate established by the Copyright Royalty Board (the “CRB”).  For Sirius XM, the royalty rate for sound recordings has been set by the CRB.  The revenue subject to royalty includes subscription revenue from Sirius XM Holdings’ U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit Sirius XM to reduce the payment due each month for those sound recording directly licensed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

from copyright owners and exclude from its revenue certain other items, such as royalties paid to Sirius XM for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of Sirius XM’s business that do not involve the use of copyrighted sound recordings.

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

Cost of Formula 1 Revenue

Cost of Formula 1 revenue consists of team payments and hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile regulatory fees, sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, F2 and F3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Advertising Costs

Advertising expense aggregated $532 million, $452 million and $415 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs are primarily attributable to costs incurred by Sirius XM Holdings. Media-related advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred. Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  Sirius XM Holdings also incurs advertising production costs related to cooperative marketing and promotional events and sponsorships. These costs are reflected in the selling, general and administrative expenses line in our consolidated statements of operations.

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$33	32	30
Customer service and billing	6	6	4
Other	6	6	9
Other operating expense	36	43	49
Selling, general and administrative	175	174	199
	$256	261	291

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

December 31, 2021, 2020 and 2019

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

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average shares outstanding. Excluded from diluted EPS for the years ended December 31, 2021, 2020 and 2019 are 19 million, 25 million and 22 million potentially dilutive shares of Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2021	2020 (a)(b)	2019 (b)

	number of shares in millions
Basic WASO	335	334	329
Potentially dilutive shares	2	2	4
Diluted WASO (c)	337	336	333
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty SiriusXM Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, Liberty distributed subscription rights to holders of Liberty SiriusXM common stock, which were priced at a discount to the market value, to acquire additional shares of Series C Liberty SiriusXM common stock. The LSXMK rights offering, because of the discount, is considered a stock dividend and has been reflected retroactively in prior periods for the weighted average shares outstanding.
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

December 31, 2021, 2020 and 2019

the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM shareholders	$599	(747)	494
Unrealized (gain) loss on the intergroup interest	—	(35)	—
Diluted earnings (loss) attributable to Liberty SiriusXM shareholders	$599	(782)	494

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average shares outstanding. Excluded from diluted EPS for the years ended December 31, 2021, 2020 and 2019 are 2 million, 5 million and 3 million potentially dilutive shares of Liberty Braves common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2021 (a)	2020 (a)	2019 (a)

	number of shares in millions
Basic WASO	52	51	51
Potentially dilutive shares	10	9	10
Diluted WASO (b)	62	60	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, following the Recapitalization and Series C Liberty Braves common stock rights offering, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group was adjusted to 9,084,940 shares. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of December 31, 2021.

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

December 31, 2021, 2020 and 2019

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

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves shareholders	$(11)	(78)	(77)
Unrealized (gain) loss on the intergroup interest	31	(42)	42
Diluted earnings (loss) attributable to Liberty Braves shareholders	$20	(120)	(35)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average shares. Excluded from diluted EPS for the years ended December 31, 2021, 2020 and 2019 are 5 million, 7 million and 6 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2021 (a)	2020 (a)	2019 (a)

	number of shares in millions
Basic WASO	232	232	231
Potentially dilutive shares	8	6	2
Diluted WASO (b)	240	238	233
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Formula One Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of December 31, 2021. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. An adjustment was also made to the numerator in the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One shareholders	$(190)	(596)	(311)
Unrealized (gain) loss on the intergroup interest	112	75	NA
Diluted earnings (loss) attributable to Liberty Formula One shareholders	$(78)	(521)	(311)

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

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$(1)	62	90
Intangibles not subject to amortization	30	235	1,884
Intangibles subject to amortization	—	50	800
Net liabilities assumed	(11)	(46)	(772)
Deferred tax liabilities	(1)	(1)	102
Fair value of equity consideration	(3)	—	(2,417)
Cash paid (received) for acquisitions, net of cash acquired	$14	300	(313)

Stock repurchased by subsidiary not yet settled	$11	(19)	—

Cash paid for interest, net of amounts capitalized	$607	576	585

Cash paid for income taxes, net	$97	48	40

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash and cash equivalents	$2,814	2,831	1,222
Restricted cash included in other current assets	88	16	57
Restricted cash included in other assets	22	30	27
Total cash, cash equivalents and restricted cash at end of period	$2,924	2,877	1,306

(5)  Acquisitions and Restructurings

Sirius XM Holdings acquisition of Stitcher

On October 16, 2020, Sirius XM Holdings acquired certain assets and liabilities of Stitcher, a leader in podcast production, distribution, and ad sales, from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for $266 million in cash, which includes net working capital adjustments. The total purchase consideration of $302 million included $36 million related to the acquisition date fair value of the contingent consideration. During the year ended December 31, 2021, Stitcher did not achieve certain financial metrics, as a result of which, Sirius XM Holdings does not expect to pay Scripps the 2021 portion of the contingent consideration associated with the transaction. The fair value of the contingent consideration was determined using a probability-weighted cash flow model and will be remeasured to fair value at each subsequent reporting period. Stitcher is included in the Pandora reporting unit. In connection with the acquisition, Sirius XM Holdings recognized goodwill of $224 million and intangible assets subject to amortization of $38 million. The goodwill of Stitcher is deductible for tax purposes as it was an asset acquisition.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Sirius XM Holdings recognized $4 million of costs related to the acquisition of Stitcher during the year ended December 31, 2020.  The acquisition of Stitcher was financed through borrowings under Sirius XM Holdings’ Senior Secured Revolving Credit Facility.

Sirius XM Holdings acquisition of Simplecast

On June 16, 2020, Sirius XM Holdings acquired Simplecast for $28 million in cash. Simplecast is a podcast management and analytics platform. Simplecast complements AdsWizz, Inc.’s advertising technology platform, allowing Sirius XM Holdings to offer podcasters of all sizes a powerful, comprehensive solution for publishing, analytics, distribution and advertising sales, and is included in the Pandora reporting unit. In connection with the acquisition, Sirius XM Holdings recognized goodwill of $17 million, intangible assets subject to amortization of $12 million, other assets of less than $1 million and deferred income tax liabilities of $1 million. The goodwill of Simplecast is not deductible for tax purposes. Sirius XM Holdings recognized less than $1 million of costs related to the acquisition of Simplecast during the year ended December 31, 2020.

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

December 31, 2021, 2020 and 2019

The unaudited pro forma revenue and net earnings of Liberty, prepared utilizing the historical financial statements of Pandora, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of Pandora discussed above occurred on January 1, 2018, are as follows:

Year ended December 31,
2019
amounts in millions
Revenue	$10,419
Net earnings (loss)	$371
Net earnings (loss) attributable to Liberty stockholders	$123

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

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2021			December 31, 2020
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,436	2,436	—	2,586	2,586	—
Short-term marketable securities	$70	70	—	—	—	—
Investment in trust account	$575	575	—	—	—	—
Debt and equity securities	$217	217	—	266	181	85
Financial instrument assets	$640	99	541	424	84	340
Debt	$5,222	—	5,222	4,545	—	4,545
Financial instrument liabilities	$59	20	39	106	—	106

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. The fair value of debt related instruments are

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

based on quoted market prices but not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and equity securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Short-term marketable securities in the table above are included in the Other current assets line item in the consolidated balance sheets. Investments in the trust account and debt and equity securities and financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets. As of December 31, 2021, $527 million and $113 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the consolidated balance sheet. As of December 31, 2020, financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2021	2020	2019
Debt and equity securities	$204	(74)	110
Debt measured at fair value (a)	(886)	(114)	(584)
Change in fair value of bond hedges (b)	193	(127)	215
Other	38	(87)	(56)
	$(451)	(402)	(315)
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $107 million, gain of $148 million and loss of $16 million for the years ended December 31, 2021, 2020 and 2019, respectively, and the cumulative change was a gain of $68 million as of December 31, 2021.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the convertible notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the convertible notes and the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(7)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2021, and the carrying amount at December 31, 2020:

	December 31, 2021			December 31, 2020
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation	31%	$8,336	$89	163
Sirius XM Canada	70%	NA	642	643
Other			74	80
Total Liberty SiriusXM Group			805	886

Braves Group
Other	NA	NA	110	94
Total Braves Group			110	94

Formula One Group
Other	various	NA	30	38
Total Formula One Group			30	38
Consolidated Liberty			$945	1,018

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Liberty SiriusXM Group
Live Nation	$(235)	(465)	NA
Sirius XM Canada	4	5	(3)
Other	(22)	(24)	(21)
Total Liberty SiriusXM Group	(253)	(484)	(24)

Braves Group
Other	30	6	18
Total Braves Group	30	6	18

Formula One Group
Live Nation	NA	(112)	4
Other	23	4	8
Total Formula One Group	23	(108)	12
Consolidated Liberty	$(200)	(586)	6

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Due to the impact of COVID-19, Live Nation recorded significant losses during the years ended December 31, 2021 and 2020. In September 2021, Live Nation completed an offering of approximately 5.2 million shares of its common stock, resulting in a gain on dilution of our investment in Live Nation. See note 9 for details regarding the number and fair value of Live Nation common stock pledged as collateral pursuant to the Live Nation Margin Loan as of December 31, 2021.

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

	amounts in millions
Current assets	$6,684	3,650
Property, plant and equipment, net	1,092	1,101
Intangible assets	1,395	1,225
Goodwill	2,591	2,129
Other assets	2,640	2,484
Total assets	$14,402	10,589

Current liabilities	$6,856	3,797
Long-term debt, net	5,145	4,855
Other liabilities	2,037	1,799
Redeemable noncontrolling interests	552	272
Equity	(188)	(134)
Total liabilities and equity	$14,402	10,589

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Consolidated Statements of Operations

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue	$6,268	1,861	11,548
Operating expenses:
Direct operating expenses	4,356	1,402	8,467
Selling, general and administrative expenses	1,755	1,524	2,145
Depreciation and amortization	416	485	444
Other operating expenses	159	103	167
	6,686	3,514	11,223
Operating income (loss)	(418)	(1,653)	325
Interest expense	(282)	(227)	(158)
Other income (expense), net	89	23	18
Earnings (loss) before income taxes	(611)	(1,857)	185
Income tax (expense) benefit	2	29	(67)
Net earnings (loss)	(609)	(1,828)	118
Less net earnings (loss) attributable to noncontrolling interests	42	(103)	48
Net earnings (loss) attributable to Live Nation stockholders	$(651)	(1,725)	70

Sirius XM Canada

As of December 31, 2021, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada’s economic performance.

Sirius XM Holdings has a loan to Sirius XM Canada in the aggregate amount of $120 million as of December 31, 2021. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios.

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

Sirius XM Holdings had approximately $21 million and $20 million in related party current assets as of December 31, 2021 and 2020, respectively. At December 31, 2021, Sirius XM Holdings had approximately $5 million in related party liabilities, which are recorded in other current liabilities in the consolidated balance sheet. Sirius XM Holdings recorded approximately $101 million, $97 million and $98 million in revenue for the years ended December 31, 2021, 2020 and 2019, respectively, associated with these various agreements. Sirius XM Canada paid dividends to Sirius XM Holdings of $2 million during each of the years ended December 31, 2021, 2020 and 2019.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive U.S. ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $60 million, $55 million and $40 million during years ended December 31, 2021, 2020 and 2019, respectively.  Sirius XM Holdings also had related party liabilities of $24 million as of each of December 31, 2021 and 2020, related to this agreement.

(8)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2020	$15,803	3,956	180	19,939
Acquisitions (a)	235	—	—	235
Impairments	(956)	—	—	(956)
Balance at December 31, 2020	15,082	3,956	180	19,218
Acquisitions (b)	30	—	—	30
Balance at December 31, 2021	$15,112	3,956	180	19,248
(a)	See note 5 for details regarding SiriusXM Holdings’ acquisitions of Simplecast and Stitcher.
(b)	Sirius XM Holdings recorded goodwill related to an acquisition in April 2021 and recorded adjustments to contingent consideration for the prior year acquisition of Stitcher.

Other Intangible Assets Not Subject to Amortization

Other intangible assets not subject to amortization, not separately disclosed, are trademarks ($1,242 million and $1,262 million) at December 31, 2021 and 2020 and franchise rights owned by Braves Holdings ($143 million) as of December 31, 2021 and 2020. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. Sirius XM Holdings’ Federal Communications Commission (“FCC”) licenses for its Sirius satellites expire in 2022 and 2025 and the FCC licenses for its XM satellites expire in 2022 and 2026. Prior to expiration, Sirius XM Holdings is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes Sirius XM Holdings to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(936)	2,694	3,630	(742)	2,888
Customer relationships	3,053	(1,679)	1,374	3,053	(1,389)	1,664
Licensing agreements	355	(243)	112	355	(221)	134
Other	1,933	(1,316)	617	1,748	(1,056)	692
Total	$8,971	(4,174)	4,797	8,786	(3,408)	5,378

The FIA Agreement is amortized over 35 years, customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $802 million, $815 million and $790 million for the years ended December 31, 2021, 2020 and 2019, respectively. Based on its amortizable intangible assets as of December 31, 2021, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2022	$743
2023	$702
2024	$442
2025	$346
2026	$330

Impairments

Due to an increase in projected costs related to royalty rates from streaming, increasing uncertainty surrounding the projected demand for advertising and a decrease in listening hours, impairment losses of $956 million and $20 million were recorded during the year ended December 31, 2020 related to Pandora’s goodwill and trademark, respectively. The fair value of the Pandora reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The discounted cash flow model relies on making assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, expected growth in profitability and discount rate.  Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on current market observations. As of December 31, 2021, accumulated goodwill impairment losses for Liberty totaled $956 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(9)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2021	2021	2020

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$1,000	1,540	1,251
2.125% Exchangeable Senior Debentures due 2048 (1)	400	416	418
2.25% Exchangeable Senior Debentures due 2048 (1)	385	644	475
2.75% Exchangeable Senior Debentures due 2049 (1)	604	624	628
0.5% Exchangeable Senior Debentures due 2050 (1)	920	1,332	982
Sirius XM Holdings Margin Loan	875	875	750
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.875% Senior Notes due 2022	—	—	997
Sirius XM 4.625% Senior Notes due 2024	—	—	1,488
Sirius XM 5.375% Senior Notes due 2026	—	—	993
Sirius XM 3.125% Senior Notes due 2026	1,000	990	—
Sirius XM 5.0% Senior Notes due 2027	1,500	1,491	1,490
Sirius XM 4.0% Senior Notes due 2028	2,000	1,979	—
Sirius XM 5.50% Senior Notes due 2029	1,250	1,239	1,237
Sirius XM 4.125% Senior Notes due 2030	1,500	1,485	1,484
Sirius XM 3.875% Senior Notes due 2031	1,500	1,484	—
Pandora 1.75% Convertible Senior Notes due 2023	193	177	170
Sirius XM Senior Secured Revolving Credit Facility	—	—	649
Deferred financing costs		(14)	(12)
Total Liberty SiriusXM Group	13,127	14,262	13,000
Braves Group
Subsidiary notes and loans:
Notes and loans	700	700	674
Deferred financing costs		(3)	(4)
Total Braves Group	700	697	670
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	386	666	582
2.25% Exchangeable Senior Debentures due 2046 (1)	—	—	209
Other	69	69	74
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,902	2,904
Deferred financing costs		(6)	(10)
Total Formula One Group	3,357	3,631	3,759
Total debt	$17,184	18,590	17,429
Debt classified as current		(2,891)	(743)
Total long-term debt		$15,699	16,686

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

1.375% Cash Convertible Senior Notes due 2023

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

Since the date of issuance, the conversion adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of December 31, 2021.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. As of December 31, 2021, the Convertible Notes are classified as a current liability in the consolidated balance sheet, as the conversion conditions have been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. As of December 31, 2021, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. As of December 31, 2021, the basket price of the securities underlying the Bond Hedge Transaction was $69.64 per share. The bond hedge expires on October 15, 2023 and is included in Other current assets as of December 31, 2021 and Other assets as of December 31, 2020 in the accompanying consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. As of December 31, 2021, the warrants covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of December 31, 2021. As of December 31, 2021, the basket price of the securities underlying the warrants was $69.64 per share. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The Convertible Notes, Bond Hedge Transaction and warrants were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the “1% Convertible Notes’’). The initial conversion rate for the notes will be approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities. As of December 31, 2021, the 1% Convertible Notes are classified as a current liability in the consolidated balance sheet, as the conversion conditions have been met as of such date.

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

Holders of the debentures had the right to require the Company to purchase their debentures on October 5, 2021. In August 2021, Liberty issued a notice of redemption in full on October 5, 2021 of the 2.25% Exchangeable Senior Debentures due 2046. During the year ended December 31, 2021, the Company sold all of its approximately 6.11 million shares of AT&T common stock attributable to the debentures to fund the repurchase and redemption in full of such debentures. The debentures, as well as the associated cash proceeds, were attributed to the Formula One Group. Liberty elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

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

December 31, 2021, 2020 and 2019

attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

In accordance with the terms of the indenture governing the 2.125% Exchangeable Senior Debentures due 2048, on the fifth business day following Liberty’s receipt of Sirius XM Holdings’ special cash dividend, as described in note 13, Liberty will make an extraordinary cash distribution of $31.1731 per debenture to holders of the 2.125% Exchangeable Senior Debentures due 2048. Also pursuant to the indenture, the original principal amount of the 2.125% Exchangeable Senior Debentures due 2048 will be reduced by an amount equal to the extraordinary distribution of approximately $13 million.

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). The number of shares of Live Nation common stock attributable to a debenture represented an initial exchange price of approximately $66.28 per share and a total of approximately 5.8 million shares of Live Nation common stock were attributable to the debentures. Interest was payable quarterly on March 1, June 1, September 1 and December 1 of each year. Holders of the debentures had the right to require Liberty to purchase their debentures on December 1, 2021. Accordingly, the debentures are classified as a current liability in the consolidated balance sheet as of December 31, 2021. In October 2021, Liberty issued a notice of redemption in full on December 1, 2021 of the 2.25% Exchangeable Debentures due 2048. All Holders exercised their right to exchange the debentures in the fourth quarter and, pursuant to a supplemental indenture entered into in September 2021, Liberty delivered cash upon settlement of the exchange of debentures. In January 2022, the exchanges of debentures were settled for $664 million. The debentures were reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Liberty elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

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

In accordance with the terms of the indenture governing the 2.75% Exchangeable Senior Debentures due 2049, on the fifth business day following Liberty’s receipt of Sirius XM Holdings’ special cash dividend, as described in note 13, Liberty will make an extraordinary cash distribution of $29.0057 per debenture to holders of the 2.75% Exchangeable Senior Debentures due 2049. Also pursuant to the indenture, the original principal amount of the 2.75% Exchangeable Senior Debentures due 2049 will be reduced by an amount equal to the extraordinary distribution of approximately $18 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Margin Loans

Sirius XM Holdings Margin Loan

In March 2019 and March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, $500 million revolving line of credit and a $600 million delayed draw term loan. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 2.30% and 3.99% per annum at December 31, 2020 and 2019, respectively.

On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan and any drawn portion of the revolver will carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 2.22% per annum at December 31, 2021. As of December 31, 2021, availability under the Sirius XM Holdings Margin Loan was $875 million. As of December 31, 2021, 1,000 million shares of the Company’s Sirius XM Holdings common stock with a value of $6,350 million were pledged as collateral to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants. Other terms of the agreement were substantially similar to the previous arrangement.

Live Nation Margin Loan

On December 10, 2018, LMC LYV, a wholly owned subsidiary of Liberty, amended the Live Nation Margin Loan agreement, increasing the borrowing capacity to $600 million, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. On November 9, 2020, the margin loan was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

margin loan was amended, increasing the borrowing capacity to $400 million. Interest on the margin loan is payable on the last business day of each calendar quarter. As of December 31, 2021, availability under the Live Nation Margin Loan was $400 million. As of December 31, 2021, 9.0 million shares of the Company’s Live Nation common stock with a value of $1,074 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Sirius XM Holdings Senior Notes and Senior Secured Revolving Credit Facility

Sirius XM 3.875% Senior Notes due 2022, Sirius XM 4.625% Senior Notes due 2024 and Sirius XM 5.375% Senior Notes due 2026

In August 2021, Sirius XM Holdings redeemed the $1.0 billion aggregate principal amount of the 3.875% Senior Notes due 2022 for $1,019 million and $1.5 billion aggregate principal amount of the 4.625% Senior Notes due 2024 for $1,541 million. In September 2021, Sirius XM Holdings redeemed the $1.0 billion aggregate principal amount of the 5.375% Senior Notes due 2026 for $1,034 million. Sirius XM Holdings recognized $83 million of losses on extinguishment of debt during the year ended December 31, 2021 as a result of these redemptions.

Sirius XM 3.125% Senior Notes Due 2026 and Sirius XM 3.875% Senior Notes Due 2031

In August 2021, Sirius XM Holdings issued $1.0 billion aggregate principal amount of 3.125% Senior Notes due 2026 (the “3.125% Notes”) and $1.5 billion aggregate principal amount of 3.875% Senior Notes due 2031 (the “3.875% Notes”). Interest on the 3.125% Notes and 3.875% Notes is payable semi-annually on March 1 and September 1. The 3.125% Notes mature on September 1, 2026 and the 3.875% Notes mature on September 1, 2031. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes. Sirius XM Holdings used the net proceeds to redeem all of its 4.625% Senior Notes due 2024 and all of its 5.375% Senior Notes due 2026.

Sirius XM 5.00% Senior Notes due 2027

In July 2017, Sirius XM Holdings issued $1.5 billion aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1. The 5.00% Notes will mature on August 1, 2027. The 5.00% notes are recorded net of the remaining unamortized discount. Substantially all of Sirius XM Holdings’ domestic wholly-owned subsidiaries guarantee Sirius XM Holdings’ obligations under the notes.

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

December 31, 2021, 2020 and 2019

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

Pandora 1.75% Convertible Senior Notes due 2023

Sirius XM Holdings acquired $193 million principal amount of the 1.75% Convertible Senior Notes due 2023 (the “Pandora Notes due 2023”) as part of the Pandora acquisition. Sirius XM Holdings allocates the principal amount of the Pandora Notes due 2023 between the liability and equity components. The value assigned to the debt components of the Pandora Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to noncontrolling interest in equity of subsidiaries and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Pandora Notes due 2023 over the carrying amount of the liability component is recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. As of December 31, 2021, the conversion rate applicable to the Pandora Notes due 2023 was 153.7797 shares of Sirius XM Holdings’ common stock per one thousand principal amount of the Pandora Notes due 2023 plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora Notes due 2023. The Pandora Notes due 2023 were not convertible into Sirius XM Holdings’ common stock and not redeemable as of December 31, 2021.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings’ assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of December 31, 2021 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. As the amount available for future borrowings is reduced by $1 million related to Pandora letters of credit, availability under the Credit Facility was $1,749 million as of December 31, 2021.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of December 31, 2021
	December 31,	December 31,	Borrowing	Weighted avg	Maturity
	2021	2020	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$120	115	185	1.31%	various
Ballpark funding
Senior secured note	178	184	NA	3.77%	September 2041
Floating rate notes	55	60	NA	1.83%	September 2029
Stadium credit facility	46	—	46	1.38%	July 2026
Term loan	—	46	NA	NA	August 2021
Mixed-use credit facilities and loans	271	239	307	3.64%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$700	674

Formula 1 Loans

Formula 1 has a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”) that matures in 2024, which includes a $500 million revolving credit facility. On May 23, 2019, Formula 1 refinanced the revolving credit facility, to extend the maturity and amend the pricing grid, resulting in an applicable interest rate of LIBOR plus 2.0% per annum prior to June 30, 2020. The subsequent increase in leverage as a result of the impact of COVID-19 on Formula 1 resulted in an increase to the maximum level on the pricing grid, LIBOR plus 2.5% per annum. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of December 31, 2021, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of December 31, 2021. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of December 31, 2021, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio and debt yield ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. As of December 31, 2021, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings were in compliance with all debt covenants. Pursuant to an amendment to the Senior Loan Facility on June 26, 2020, subject to compliance by Formula 1 with certain financial conditions, the net leverage financial covenant does not apply until it is tested for the period of four consecutive quarters ending with the quarter ended March 31, 2022. The relevant conditions applicable to Formula 1 include the maintenance of minimum liquidity (comprised of unrestricted cash and cash equivalent investments and available revolving credit

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

facility commitments) of $200 million and certain restrictions on dividends, other payments and the incurrence of additional debt. On January 29, 2021, Braves Holdings amended one of the debt agreements of the mixed-use loans, modifying the calculation of the debt yield from June 30, 2021 through the quarter ending December 31, 2021, subject to certain other conditions.

Fair Value of Debt

The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

December 31,
2021
Sirius XM 3.125% Senior Notes due 2026	$993
Sirius XM 5.0% Senior Notes due 2027	$1,551
Sirius XM 4.0% Senior Notes due 2028	$2,000
Sirius XM 5.50% Senior Notes due 2029	$1,337
Sirius XM 4.125% Senior Notes due 2030	$1,492
Sirius XM 3.875% Senior Notes due 2031	$1,459
Pandora 1.75% Senior Notes due 2023	$220

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2021.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2022	$429
2023	$1,755
2024	$3,827
2025	$111
2026	$1,162

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

December 31, 2021, 2020 and 2019

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

Our leases have remaining lease terms of 1 year to 38 years, some of which may include the option to extend for up to 10 years, and some of which include options to terminate the leases within 1 to 10 years.

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

During the year ended December 31, 2021, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, surrendered certain office leases, primarily in New York, New York and Oakland, California. Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, Sirius XM Holdings recorded impairments aggregating $18 million to reduce the carrying value of the assets to their fair values. Additionally, Sirius XM Holdings accrued expenses of $6 million for which it will not recognize any future economic benefits and wrote off leasehold improvements of $1 million. The fair values of the assets were determined using a discounted cash flow model based on Sirius XM Holdings management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 million was recorded to impairment, restructuring and acquisition costs in the consolidated statement of operations for the year ended December 31, 2021.

The following table presents the components of lease expense:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Finance lease cost
Depreciation of leased assets	$35	35	37
Interest on lease liabilities	6	6	6
Total finance lease cost	41	41	43
Operating lease cost	89	93	89
Sublease income	(4)	(2)	(3)
Total lease cost	$126	132	129

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The remaining weighted-average lease terms and the weighted average discount rates were as follows:

	2021	2020	2019
Weighted-average remaining lease term (years):
Finance leases	27.7	28.3	29.7
Operating leases	8.4	9.2	9.2
Weighted-average discount rate:
Finance leases	4.7%	4.6%	4.6%
Operating leases	5.2%	5.2%	5.2%

The following table presents supplemental balance sheet information related to leases:

	December 31,
	2021	2020

	amounts in millions
Operating leases:
Operating lease right-of-use assets (1)	$403	465

Current operating lease liabilities (2)	$54	54
Operating lease liabilities (3)	405	453
Total operating lease liabilities	$459	507

Finance Leases:
Property and equipment, at cost	$477	477
Accumulated depreciation	(150)	(118)
Property and equipment, net	$327	359

Current finance lease liabilities (2)	$5	6
Finance lease liabilities (3)	111	116
Total finance lease liabilities	$116	122
(1)	Included in Other assets in the consolidated balance sheet
(2)	Included in Other current liabilities in the consolidated balance sheet
(3)	Included in Other liabilities in the consolidated balance sheet

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2021	2020

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$89	87
Financing cash flows for finance leases	$5	6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11	8

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2021 consisted of the following:

	Finance leases	Operating leases

	amounts in millions
2022	$10	75
2023	9	77
2024	9	67
2025	9	65
2026	9	63
Thereafter	144	221
Total lease payments	190	568
Less: implied interest	74	109
Present value of lease liabilities	$116	459

(11) Liberty Media Acquisition Corporation

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

December 31, 2021, 2020 and 2019

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

The changes in the components of redeemable noncontrolling interests were as follows (in millions):

Balance at January 1, 2021	$—
Initial recognition of redeemable noncontrolling interests	524
Net earnings (loss) attributable to the noncontrolling interests	(3)
Change in redemption value of redeemable noncontrolling interests	54
Balance at December 31, 2021	$575

The Public Warrants, issued as part of the Units in the IPO, have certain provisions which require LMAC to account for these instruments at fair value as a liability. Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock. At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs. At December 31, 2021 the value of the liability was $20 million based on the fair market value of the Public Warrants.

On April 15, 2021, the Sponsor entered into an agreement to provide up to $2.5 million to LMAC for working capital purposes. As of December 31, 2021, LMAC had borrowed $1 million under the loan. The working capital loan will either be repaid upon consummation of the initial business combination or the deadline for LMAC to complete an initial business combination, without interest, or, at the Sponsor’s discretion, up to $2.5 million of such loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, LMAC may use funds outside of the trust account to repay the working capital loan, but funds in the trust account would not be used to repay the working capital loan.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(12)  Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Current:
Federal	$(26)	13	(1)
State and local	(51)	(62)	(24)
Foreign	(9)	(2)	(21)
	(86)	(51)	(46)
Deferred:
Federal	(130)	12	(139)
State and local	84	(1)	(20)
Foreign	87	84	39
	41	95	(120)
Income tax benefit (expense)	$(45)	44	(166)

The following table presents a summary of our domestic and foreign earnings (loss) before income taxes:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Domestic	$666	(969)	583
Foreign	123	(466)	(70)
Total	$789	(1,435)	513

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Expected income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 as a result of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Computed expected tax benefit (expense)	$(166)	301	(108)
State and local income taxes, net of federal income taxes	(58)	(42)	(41)
Foreign income taxes, net of foreign tax credit	34	20	26
Income tax reserves	140	(19)	—
Taxable dividends, net of dividends received deductions	(11)	(12)	(10)
Federal tax credits	55	24	26
Change in valuation allowance affecting tax expense	(135)	(69)	(40)
Change in tax rate	146	30	(48)
Deductible stock-based compensation	36	14	71
Non-deductible executive compensation	(17)	(17)	(22)
Non-taxable gain / non-deductible (loss)	(76)	—	—
Impairment of nondeductible goodwill	—	(194)	—
Other, net	7	8	(20)
Income tax benefit (expense)	$(45)	44	(166)

For the year ended December 31, 2021, the significant reconciling items, as noted in the table above, are federal income tax credits, the settlement of state income tax audits at Sirius XM Holdings and a change in the Company’s foreign effective tax rate, partially offset by an increase in our valuation allowance, the effect of state income taxes and certain losses that are not deductible for income tax purposes.

For the year ended December 31, 2020, the significant reconciling items, as noted in the table above, are additional tax expense related to an impairment loss on goodwill that is not deductible for tax purposes and an increase in the Company’s valuation allowance, partially offset by tax benefits related to changes in the Company’s foreign effective tax rate and federal tax credits.

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

December 31, 2021, 2020 and 2019

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2021	2020

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$1,475	1,436
Accrued stock compensation	84	107
Other accrued liabilities	232	217
Deferred revenue	41	55
Discount on debt	207	25
Investments	83	107
Other future deductible amounts	19	24
Deferred tax assets	2,141	1,971
Valuation allowance	(424)	(293)
Net deferred tax assets	1,717	1,678
Deferred tax liabilities:
Fixed assets	478	448
Intangible assets	2,767	2,830
Deferred tax liabilities	3,245	3,278
Net deferred tax liabilities	$1,528	1,600

During the year ended December 31, 2021, there was a $135 million increase in the Company’s valuation allowance that affected tax expense and a $4 million decrease that affected equity.

At December 31, 2021, the Company had a deferred tax asset of $1,475 million for federal, state and foreign net operating losses (“NOLs”), interest expense carryforwards and tax credit carryforwards. Of this amount, the Company has $170 million of federal NOLs, $243 million of state NOLs, $54 million of federal interest expense carryforwards, $234 million of federal tax credit carryforwards, $100 million of state tax credit carryforwards, $350 million of foreign NOLs and $320 million of foreign interest expense carryforwards that may be carried forward indefinitely. The remaining $4 million of carryforwards expire at certain future dates. These carryforwards are expected to be utilized in future periods, except for $424 million of NOLs, interest expense carryforwards and tax credit carryforwards which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019

	amounts in millions
Balance at beginning of year	$432	405	387
Decrease for tax positions of prior years	(2)	(7)	(13)
Increase (decrease) in tax positions for current year	(10)	20	12
Increase in tax positions from prior years	9	14	1
Settlements with tax authorities	(250)	—	—
Increase in tax positions from acquisition	—	—	18
Balance at end of year	$179	432	405

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

As of December 31, 2021, the Company had unrecognized tax benefits and uncertain tax positions of $179 million. If such tax benefits were to be recognized for financial statement purposes, approximately $179 million would be reflected in the Company’s tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2021 will significantly increase or decrease during the twelve-month period ending December 31, 2022; however, various events could cause our current expectations to change in the future. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2021, the Company’s tax years prior to 2018 are closed for federal income tax purposes, and the IRS has completed its examination of the Company’s 2018, 2019 and 2020 tax years. The Company’s 2021 tax year is not under IRS examination. Various states are currently examining the Company’s prior years’ state income tax returns. Sirius XM Holdings is under IRS audit for the 2021 tax year and has certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2021, the Company had less than $1 million in accrued interest and penalties recorded related to uncertain tax positions.

On February 1, 2021, the Company entered into a tax sharing agreement with Sirius XM Holdings governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated by the Company with a special committee of Sirius XM Holdings’ board of directors, all of whom are independent of the Company, and approved by the executive committee of the Company’s board of directors. The tax sharing agreement contains provisions that the Company believes are customary for tax sharing agreements between members of a consolidated group.

Under the Internal Revenue Code, two eligible corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. Following the closing of the share exchange on November 3, 2021, as described in note 1, Liberty owned greater than 80% of the outstanding equity interest of Sirius XM Holdings, and, as a result, Liberty and Sirius XM Holdings became members of the same consolidated federal income tax group.

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

(13)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty’s board of directors. As of December 31, 2021, no shares of preferred stock were issued.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Common Stock

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

During the year ended December 31, 2021, the Company repurchased 3.1 million shares of Series A Liberty SiriusXM common stock for aggregate cash consideration of $141 million, 7.7 million shares of Series C Liberty SiriusXM common stock for aggregate cash consideration of $359 million and 1.2 million shares of Series A Liberty Formula One common stock for aggregate cash consideration of $55 million under the authorized repurchase program. All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. There were no repurchases of Series A Liberty Braves common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the year ended December 31, 2021.

Dividends Declared by Subsidiary

During the year ended December 31, 2019, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $226 million, of which Liberty received $157 million.

During the year ended December 31, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $237 million, of which Liberty received $173 million.

During the year ended December 31, 2021, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $268 million, of which Liberty received $210 million. Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.087846 per share of common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

On January 26, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock, payable on February 25, 2022 to stockholders of record at the close of business on February 11, 2022. On January 31, 2022, Sirius XM Holdings’ board of directors declared a special cash dividend on its common stock in the amount of $0.25 per share of common stock, payable on February 25, 2022 to stockholders of record at the close of business on February 11, 2022.

(14)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2019, the Compensation Committee (the “Committee”) of Liberty approved a compensation arrangement (the “CEO Arrangement”) for its President and Chief Executive Officer (the “CEO”). Also in December 2019, each of the Service Companies executed an amendment to each Service Company’s services agreement with Liberty, pursuant to which components of the CEO’s compensation described below are either paid directly to the CEO by each Service Company or reimbursed to Liberty, in each case based on allocations among Liberty and each of the Service Companies set forth in the service agreement amendments. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2021 and 2020, the allocation percentage for Liberty was 41% and 44%, respectively.

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

Beginning in 2020, the CEO received annual equity award grants with an annual aggregate grant date fair value of $17.5 million, consisting of time-vested options and/or performance-based restricted stock units. The CEO elected the portions of his annual equity awards that he desired to be issued in the form of options, performance-based restricted stock units or a combination of both. The annual equity awards were allocated across Liberty and each of the Service Companies.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Vesting of any of these annual performance-based restricted stock units will be subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based restricted stock units. At Liberty, the CEO’s annual equity awards were issued with respect to LSXMK, BATRK and FWONK.

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

December 31, 2021, 2020 and 2019

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

As of December 31, 2021, there have been no exchanges of the Company’s shares pursuant to the Exchange Agreement.

Chairman’s Employment Agreement

On December 12, 2008, the Committee determined to modify its employment arrangements with Mr. Malone, to permit Mr. Malone to begin receiving payments in 2009 while he remains employed by the Company (instead of following his termination) in satisfaction of Liberty’s obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the “8% Plan”), compensation has been deferred by Mr. Malone since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. Under the second plan (the “13% Plan”), compensation was deferred by Mr. Malone from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amounts owed to Mr. Malone under the 8% Plan and 13% Plan aggregated approximately $2.4 million and $20 million, respectively, at December 31, 2008. The amount owed to Mr. Malone under his salary continuation plan aggregated approximately $39 million at December 31, 2008. Mr. Malone will receive 240 equal monthly installments as follows, which began on February 1, 2009: (1) approximately $20,000 under the 8% Plan; (2) approximately $237,000 under the 13% Plan; and (3) approximately $164,000 under the salary continuation plan. Interest ceased to accrue under his salary continuation plan once the payment began.

(15)  Stock-Based Compensation

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Liberty—Grants of Stock Options

Awards granted in 2021, 2020 and 2019 are summarized as follows:

	Years ended December 31,
	2021		2020		2019
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	66	$14.54	372	$12.12	179	$11.62
Series C Liberty SiriusXM common stock, Liberty CEO (2)	257	$13.73	1,053	$11.03	1,419	$11.23
Series C Liberty Formula One common stock, Liberty employees and directors (1)	55	$18.79	305	$14.29	139	$12.70
Series C Liberty Formula One common stock, Liberty CEO (2)	—	$—	791	$12.42	815	$11.67
Series C Liberty Formula One common stock, Formula 1 employees (3)	718	$15.96	1,435	$7.55	2,005	$9.79
Series C Liberty Braves common stock, Liberty employees and directors (1)	23	$9.93	146	$7.79	62	$7.33
Series C Liberty Braves common stock, Liberty CEO (2)	—	$—	489	$7.26	320	$7.36
Series C Liberty Braves common stock, Braves employees (4)	—	$—	1,585	$8.52	—	$—
(1)	Mainly vests between two and five years for employees and in one year for directors.
(2)	Grant made in March 2021 cliff vested in December 2021. Grants made in March 2020 cliff vested in December 2020, and grants made in December 2020 in connection with the CEO’s employment agreement cliff vest in December 2024. Grants made in March 2019 mainly cliff vested in December 2019, and grants made in December 2019 in connection with the CEO’s employment agreement cliff vest in December 2023. See discussion in note 14 regarding the compensation agreement with the Company’s CEO.
(3)	Grants made in 2021 vest in equal quarterly installments over 2021. Grants made in 2020 and 2019 vest monthly over one year.
(4)	Grants made in December 2020 vest 50% in each of December 2022 and December 2023.

In addition to the stock option grants to the Liberty CEO, and in connection with his employment agreement, the Company granted time-based and performance-based RSUs. During the year ended December 31, 2020, the Company granted 9 thousand, 7 thousand and 3 thousand time-based RSUs of Series C common stock of Liberty SiriusXM, Liberty Formula One and Liberty Braves, respectively, to our CEO.  The RSUs had a GDFV of $33.11, $24.68 and $18.17 per share, respectively, and cliff vested on December 10, 2020. These RSU grants were issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19. During the year ended December 31, 2019, the Company granted 12 thousand and 2 thousand time-based RSUs of Series C Liberty Formula One common stock and Series C Liberty Braves common stock, respectively, to our CEO. Such RSUs had a GDFV of $33.94 per share and $27.73 per share, respectively, at the time they were granted and cliff vested on March 11, 2019. During the years ended December 31, 2021 and 2019, the Company granted 65 thousand and 60 thousand performance-based RSUs, respectively, of Series C Liberty Formula One common stock to our CEO. Such RSUs had a GDFV of $45.88 per share and $33.94 per share, respectively. During the years ended December 31, 2021 and 2019, the Company granted 31 thousand and 38 thousand performance-based RSUs, respectively, of Series C Liberty Braves common stock to our CEO. Such RSUs had a GDFV of $31.24 per share and $27.73 per share, respectively. The 2021 and 2019 performance-based RSUs cliff vest

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of Series A or Series B Liberty SiriusXM, Liberty Formula One or Liberty Braves common stock during the year ended December 31, 2021.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2021, 2020 and 2019, the range of expected terms was 5.3 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2021, 2020 and 2019 grants.

	Volatility
2021 grants
Liberty options	30.9%	-	37.4%
2020 grants
Liberty options	21.8%	-	37.2%
2019 grants
Liberty options	21.8%	-	27.5%

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2021	10,870	$34.96
Granted	323	$45.79
Exercised	(3,823)	$28.48
Forfeited/Cancelled	(1)	$42.62
Outstanding at December 31, 2021	7,369	$38.79	3.4	years	$89
Exercisable at December 31, 2021	5,213	$36.39	2.6	years	$75

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2021	10,391	$31.78
Granted	773	$46.40
Exercised	(2,050)	$25.71
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2021	9,114	$34.38	4.2	years	$263
Exercisable at December 31, 2021	7,507	$32.42	4.0	years	$231

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2021	3,475	$24.81
Granted	23	$30.17
Exercised	(373)	$16.39
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2021	3,125	$25.86	5.1	years	$7
Exercisable at December 31, 2021	649	$20.58	2.6	years	$5

As of December 31, 2021, Liberty Formula One and Liberty Braves each had 1 thousand Series A options outstanding and exercisable at a WAEP of $12.63 and $12.35, respectively, and each had a weighted average remaining contractual life of 1.0 year.

There were no outstanding Series A options to purchase shares of Series A Liberty SiriusXM common stock and there were no outstanding Series B options to purchase shares of Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock during 2021.

As of December 31, 2021, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $49 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.6 years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

As of December 31, 2021, 7.4 million, 9.1 million and 3.1 million shares of Series A and Series C Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock Awards.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2021, 2020 and 2019 was $144 million, $8 million and $163 million, respectively.

Liberty—Restricted Stock and Restricted Stock Units

The Company had approximately 73 thousand, 138 thousand and 219 thousand unvested RSAs and RSUs of Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2021. These Series A and Series C unvested RSAs and RSUs of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Braves common stock had a weighted average GDFV of $41.81, $46.42 and $28.62 per share, respectively.

The aggregate fair value of all RSAs and RSUs of Liberty common stock that vested during the years ended December 31, 2021, 2020 and 2019 was $13 million, $45 million and $17 million, respectively.

Sirius XM Holdings—Stock-based Compensation

During the years ended December 31, 2021, 2020 and 2019, Sirius XM Holdings granted various types of stock awards to its employees and members of its board of directors. Stock-based awards are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Sirius XM Holdings calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of Sirius XM Holdings’ option grants during 2021, 2020 and 2019 was 33%, 28% and 26%, respectively. During the year ended December 31, 2021, Sirius XM Holdings granted approximately 54 million stock options with a weighted-average exercise price of $6.14 per share and a grant date fair value of $1.77 per share. As of December 31, 2021, Sirius XM Holdings has approximately 161 million options outstanding of which approximately 101 million are exercisable, each with a weighted-average exercise price per share of $5.47 and $5.01, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $156 million and $144 million, respectively. During the year ended December 31, 2021, Sirius XM Holdings granted approximately 40 million RSUs and PRSUs with a grant date fair value of $6.35 per share. The stock-based compensation related to Sirius XM Holdings stock options and restricted stock awards was $202 million, $223 million and $229 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the acquisition costs recognized by Sirius XM Holdings during the year ended December 31, 2019 includes $21 million of stock-based compensation. As of December 31, 2021, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options was $455 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

(16)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $35 million, $30 million and $19 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

(17)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on debt and equity securities and Liberty’s share of accumulated other comprehensive earnings of affiliates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI

	amounts in millions
Balance at January 1, 2019	$(15)	(30)	7	(38)
Other comprehensive earnings (loss) attributable to Liberty stockholders	3	13	(11)	5
Balance at December 31, 2019	(12)	(17)	(4)	(33)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(7)	10	108	111
Balance at December 31, 2020	(19)	(7)	104	78
Other comprehensive earnings (loss) attributable to Liberty stockholders	(1)	(4)	(78)	(83)
Balance at December 31, 2021	$(20)	(11)	26	(5)

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2021:
Unrealized holding gains (losses) arising during period	$(1)	—	(1)
Credit risk on fair value debt instruments gains (losses)	(106)	23	(83)
Foreign currency translation adjustments	4	(1)	3
Recognition of previously unrealized (gains) losses on debt	(3)	1	(2)
Other comprehensive earnings	$(106)	23	(83)
Year ended December 31, 2020:
Unrealized holding gains (losses) arising during period	$(9)	2	(7)
Credit risk on fair value debt instruments gains (losses)	149	(32)	117
Foreign currency translation adjustments	4	(1)	3
Other comprehensive earnings	$144	(31)	113
Year ended December 31, 2019:
Unrealized holding gains (losses) arising during period	$4	(1)	3
Credit risk on fair value debt instruments gains (losses)	(17)	4	(13)
Foreign currency translation adjustments	27	(6)	21
Other comprehensive earnings	$14	(3)	11

(18)  Commitments and Contingencies

Guarantees

In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals’ compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2021 aggregated $285 million, which is payable as follows: $103 million in 2022, $76 million in 2023, $51 million in 2024, $28 million in 2025, $27 million in 2026 and zero thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts. In December 2021, the collective bargaining agreement, which requires MLB clubs to sign players using a uniform contract, expired and MLB commenced a lockout of the Major League players. Negotiations are ongoing, but no agreement has been reached to date. The Braves are under no legal obligation to pay Major League player salaries during any period that players do not render services during a labor dispute (including the ongoing lockout).

Programming, music royalties and other contractual arrangements

Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments. Amounts due under programming and music royalty agreements are payable as follows: $799 million in 2022, $893 million in 2023, $273 million in 2024, $136 million in 2025 and $51 million in 2026. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above. In addition, Sirius XM Holdings has entered into agreements related to certain satellite and transmission costs, sales and marketing costs and in-orbit performance payments to the manufacturer of its satellites. Amounts due under these agreements are payable as follows: $188 million in 2022, $169 million in 2023, $132 million in 2024, $37 million in 2025 and $8 million in 2026.

SXM-7 Satellite

On December 13, 2020, Sirius XM Holdings launched its SXM-7 satellite and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which Sirius XM Holdings considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 million was recoverable. In determining recoverability of SXM-7, Sirius XM Holdings compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, the carrying value of the satellite is not recoverable and an impairment charge of $220 million was recorded to impairment, restructuring and acquisition costs in the consolidated statement of operations during the year ended December 31, 2021. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.

Sirius XM Holdings procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 is $225 million. During the year ended December 31, 2021 Sirius XM Holdings collected insurance recoveries of $225 million. Of this amount, $220 million was recorded as a reduction to impairment, restructuring and acquisition costs in the consolidated statements of operations. The remaining $5 million was recorded in other, net in the consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing The SXM-8 satellite replaced the XM-3 satellite, which remains available as an in-orbit spare along with XM-5.

Potential Impact of COVID-19

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. The business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19. In 2020, the regular baseball season was comprised of 60 games and Formula 1 had 17 Events. The 2021 regular baseball season was comprised of 160 games. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. It is unclear, as restrictions are lifted in many jurisdictions, whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses continue to face cancelled events, closed venues and reduced attendance, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts continue, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

December 31, 2021, 2020 and 2019

violation of the TCPA and a permanent injunction prohibiting Sirius XM Holdings from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or Sirius XM Holdings’ internal Do-Not-Call registry.

Following a mediation, in April 2019, Sirius XM Holdings entered into an agreement to settle this purported class action suit. The settlement resolves the claims of consumers for the period October 2013 through January 2019. As part of the settlement, Sirius XM Holdings paid $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement also contemplates that Sirius XM Holdings will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, Sirius XM Holdings will also implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs. On January 28, 2020, the Court issued an order and final judgment approving the settlement. This charge is included in the selling, general and administrative expense line item in the consolidated financial statements for the year ended December 31, 2019, but has been excluded from Adjusted OIBDA (as defined in note 19) for the corresponding period as this charge does not relate to the on-going performance of the business.

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

December 31, 2021, 2020 and 2019

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

(19)  Information About Liberty’s Operating Segments

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

December 31, 2021, 2020 and 2019

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

As of December 31, 2021, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19. Although the Company owns less than 100% of the outstanding shares of Live Nation, 100% of the Live Nation amount are included in the tables below and are subsequently eliminated in order to reconcile the account totals to the Company’s consolidated financial statements. As disclosed in note 2, the Company’s investment in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. Live Nation’s revenue and Adjusted OIBDA are reflected with the Formula One Group prior to the reattribution and with the Liberty SiriusXM Group following the reattribution.

Performance Measures

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021		2020		2019
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$8,696	2,770	8,040	2,575	7,794	2,453
Live Nation	6,268	324	477	(891)	—	—
Corporate and other	—	(15)	—	(31)	—	(17)
	14,964	3,079	8,517	1,653	7,794	2,436
Eliminate equity method affiliate	(6,268)	(324)	(477)	891	—	—
Total Liberty SiriusXM Group	8,696	2,755	8,040	2,544	7,794	2,436
Braves Group
Corporate and other	568	104	178	(53)	476	49
Total Braves Group	568	104	178	(53)	476	49
Formula One Group
Formula 1	2,136	495	1,145	56	2,022	482
Live Nation	NA	NA	1,384	(125)	11,548	943
Corporate and other	—	(29)	—	(38)	—	(36)
	2,136	466	2,529	(107)	13,570	1,389
Eliminate equity method affiliate	NA	NA	(1,384)	125	(11,548)	(943)
Total Formula One Group	2,136	466	1,145	18	2,022	446
Total	$11,400	3,325	9,363	2,509	10,292	2,931

Other Information

	December 31, 2021			December 31, 2020
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,812	716	388	30,030	723	350
Live Nation	14,402	294	176	10,589	170	223
Corporate and other	1,862	89	—	2,051	163	—
	46,076	1,099	564	42,670	1,056	573
Eliminate equity method affiliate	(14,402)	(294)	(176)	(10,589)	(170)	(223)
Total Liberty SiriusXM Group	31,674	805	388	32,081	886	350
Braves Group
Corporate and other	1,636	110	35	1,571	94	81
Total Braves Group	1,636	110	35	1,571	94	81
Formula One Group
Formula 1	8,819	—	17	8,610	—	11
Corporate and other	2,845	30	—	2,581	38	10
Total Formula One Group	11,664	30	17	11,191	38	21
Elimination (1)	(623)	—	—	(839)	—	—
Consolidated Liberty	$44,351	945	440	44,004	1,018	452

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(1)	As of December 31, 2021 and 2020, this amount includes the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as discussed in note 2. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

As of December 31, 2020, this amount was also comprised of the call spread between the Formula One Group and the Liberty SiriusXM Group with respect to the Live Nation shares that were reattributed to the Liberty SiriusXM Group. During the year ended December 31, 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle its obligation under the call spread.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Adjusted OIBDA	$3,325	2,509	2,931
Litigation settlements and reserves (note 18)	—	16	(25)
Stock-based compensation	(256)	(261)	(291)
Impairment, restructuring and acquisition costs, net of recoveries (notes 5 and 8)	(20)	(1,004)	(84)
Depreciation and amortization	(1,072)	(1,083)	(1,061)
Operating income (loss)	1,977	177	1,470
Interest expense	(642)	(634)	(657)
Share of earnings (losses) of affiliates, net	(200)	(586)	6
Realized and unrealized gains (losses) on financial instruments, net	(451)	(402)	(315)
Gains (losses) on dilution of investment in affiliate	152	4	7
Other, net	(47)	6	2
Earnings (loss) from continuing operations before income taxes	$789	(1,435)	513

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
United States	$9,163	8,121	8,172
United Kingdom	2,136	1,145	2,022
Other	101	97	98
	$11,400	9,363	10,292

Long-lived Assets by Geographic Area

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	December 31,
	2021	2020

	amounts in millions
United States	$1,984	2,221
United Kingdom	26	18
	$2,010	2,239

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2022:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2022 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before May 2, 2022.

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

4.12

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-35707) (the “2020 10-K”)).

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

10.18

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10-Q”)).

10.19

Confirmation, dated June 22, 2016, of Base Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.3 to the 2016 Second Quarter 10-Q).

10.20

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.4 to the 2016 Second Quarter 10-Q).

10.21	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10-Q).
10.22

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10-Q).

10.23	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10-Q).
10.24

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.8 to the 2016 Second Quarter 10-Q).

10.25

Confirmation, dated June 22, 2016, of Additional Warrants Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.9 to the 2016 Second Quarter 10-Q).

10.26

Confirmation, dated June 22, 2016, of Additional Cash Convertible Bond Hedge Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.10 to the 2016 Second Quarter 10-Q).

10.27	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10-Q).
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

10.30+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.31+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.32+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).
10.33+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.34+

Form of 2017 Performance-based Restricted Stock Unit Agreement (FWONK) under the Liberty Media Corporation 2013 Incentive Plan (the “2013 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-35707) (the “2017 Third Quarter 10-Q”)).

10.35+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10-Q).
10.36+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10-Q).
10.37+

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2013 Incentive Plan and the 2017 Omnibus Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.5 to the 2017 Third Quarter 10-Q).

10.38+	Form of 2017 Time-vesting Restricted Stock Unit Agreement under the 2017 Omnibus Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.6 to the 2017 Third Quarter 10-Q).
10.39

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).

10.40+

Amendment, dated March 12, 2018, of certain Liberty Media Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

10.41

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-35707)).

10.42+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707) (the “2019 8-K”)).

10.43+

Form of Annual Option Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the 2019 8-K).

10.44+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the 2019 8-K).

10.45+	Form of Upfront Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2019 8-K).
10.46+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.63 to the 2019 10-K).

10.47+

Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.57 to the 2020 10-K).

10.48+

Form of Restricted Stock Units Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.58 to the 2020 10-K).

10.49+

Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.59 to the 2020 10-K).

10.50+

Form of Performance-Based Restricted Stock Units Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-35707)).

10.51

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

LIBERTY MEDIA CORPORATION

Date: February 25, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 25, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 25, 2022
John C. Malone

/s/ Gregory B. Maffei	Director, President and Chief Executive Officer	February 25, 2022
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	February 25, 2022
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Director	February 25, 2022
Robert R. Bennett

/s/ Derek Chang	Director	February 25, 2022
Derek Chang

/s/ Brian Deevy	Director	February 25, 2022
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 25, 2022
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 25, 2022
Evan D. Malone

/s/ David E. Rapley	Director	February 25, 2022
David E. Rapley

/s/ Larry E. Romrell	Director	February 25, 2022
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 25, 2022
Andrea L. Wong