Form 10-Q
period 2022-03-31
Liberty Media Corp
filed 2022-05-06
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2022 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,886,612	9,802,232	220,407,124
Liberty Braves common stock	10,313,703	981,494	41,562,516
Liberty Formula One common stock	23,973,053	2,445,666	205,807,819

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2022	December 31, 2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,286	2,814
Trade and other receivables, net	841	828
Other current assets	1,043	1,170
Total current assets	5,170	4,812
Investments in affiliates, accounted for using the equity method (note 6)	947	945

Property and equipment, at cost	4,055	4,027
Accumulated depreciation	(2,054)	(2,017)
	2,001	2,010
Intangible assets not subject to amortization (note 7):
Goodwill	19,272	19,248
FCC licenses	8,600	8,600
Other	1,366	1,385
	29,238	29,233
Intangible assets subject to amortization, net (note 7)	4,680	4,797
Other assets	2,483	2,554
Total assets	$44,519	44,351

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,512	1,832
Current portion of debt, including $2,149 million and $2,850 million measured at fair value, respectively (note 8)	2,584	2,891
Deferred revenue	2,143	1,790
Other current liabilities	123	97
Total current liabilities	6,362	6,610
Long-term debt, including $2,306 million and $2,372 million measured at fair value, respectively (note 8)	16,467	15,699
Deferred income tax liabilities	2,230	2,218
Other liabilities	932	987
Total liabilities	$25,991	25,514

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2022	December 31, 2021

	amounts in millions,
	except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 9)	$575	575

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 99,281,712 shares at March 31, 2022 and 101,623,360 shares at December 31, 2021 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,313,703 shares at March 31, 2022 and 10,313,703 shares at December 31, 2021 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,973,053 shares at March 31, 2022 and 24,638,242 shares at December 31, 2021 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at March 31, 2022 and 9,802,232 at December 31, 2021 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,494 shares at March 31, 2022 and 981,494 at December 31, 2021 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,666 shares at March 31, 2022 and 2,445,895 shares at December 31, 2021 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 221,169,270 shares at March 31, 2022 and 222,874,721 shares at December 31, 2021 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 41,562,406 shares at March 31, 2022 and 41,494,524 shares at December 31, 2021 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 205,651,678 shares at March 31, 2022 and 205,107,088 shares at December 31, 2021 (note 2)	2	2
Additional paid-in capital	1,654	1,954
Accumulated other comprehensive earnings (loss), net of taxes	13	(5)
Retained earnings	12,991	12,718
Total stockholders' equity	14,663	14,672
Noncontrolling interests in equity of subsidiaries	3,290	3,590
Total equity	17,953	18,262
Commitments and contingencies (note 10)
Total liabilities and equity	$44,519	44,351

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,186	2,058
Formula 1 revenue	360	180
Other revenue	23	16
Total revenue	2,569	2,254
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	670	640
Programming and content	140	130
Customer service and billing	125	117
Other	54	52
Cost of Formula 1 revenue	195	84
Subscriber acquisition costs	90	86
Other operating expense	90	84
Selling, general and administrative	482	410
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	—	245
Depreciation and amortization	260	264
	2,106	2,112
Operating income (loss)	463	142
Other income (expense):
Interest expense	(157)	(158)
Share of earnings (losses) of affiliates, net (note 6)	(14)	(95)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	59	(49)
Other, net	45	15
	(67)	(287)
Earnings (loss) before income taxes	396	(145)
Income tax (expense) benefit	(100)	131
Net earnings (loss)	296	(14)
Less net earnings (loss) attributable to the noncontrolling interests	65	49
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(9)	53
Net earnings (loss) attributable to Liberty stockholders	$240	(116)

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$288	(11)
Liberty Braves common stock	(13)	(59)
Liberty Formula One common stock	(35)	(46)
	$240	(116)

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2022	2021
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	0.87	(0.03)
Series A, B and C Liberty Braves common stock	(0.25)	(1.13)
Series A, B and C Liberty Formula One common stock	(0.15)	(0.20)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	0.82	(0.03)
Series A, B and C Liberty Braves common stock	(0.25)	(1.13)
Series A, B and C Liberty Formula One common stock	(0.15)	(0.20)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Net earnings (loss)	$296	(14)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	9	4
Credit risk on fair value debt instruments gains (losses)	5	(48)
Unrealized holding gains (losses) arising during the period	4	(1)
Share of other comprehensive earnings (loss) of equity affiliates	13	1
Recognition of previously unrealized (gains) losses on debt	(11)	—
Comprehensive earnings (loss)	316	(58)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	67	50
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(9)	53
Comprehensive earnings (loss) attributable to Liberty stockholders	$258	(161)

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$304	(48)
Liberty Braves common stock	(9)	(60)
Liberty Formula One common stock	(37)	(53)
	$258	(161)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$296	(14)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	260	264
Stock-based compensation	55	63
Non-cash impairment and restructuring costs	—	245
Share of (earnings) loss of affiliates, net	14	95
Realized and unrealized (gains) losses on financial instruments, net	(59)	49
Deferred income tax expense (benefit)	55	(143)
Other, net	(33)	(1)
Changes in operating assets and liabilities
Current and other assets	(114)	(8)
Payables and other liabilities	77	(53)
Net cash provided (used) by operating activities	551	497
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(9)	(58)
Investment of subsidiary initial public offering proceeds into trust account	—	(575)
Cash proceeds from dispositions	97	—
Capital expended for property and equipment, including internal-use software and website development	(111)	(91)
Other investing activities, net	34	8
Net cash provided (used) by investing activities	11	(716)
Cash flows from financing activities:
Borrowings of debt	1,755	1,090
Repayments of debt	(1,242)	(593)
Liberty stock repurchases	(239)	(107)
Subsidiary shares repurchased by subsidiary	(206)	(522)
Cash dividends paid by subsidiary	(201)	(14)
Taxes paid in lieu of shares issued for stock-based compensation	(35)	(22)
Proceeds from initial public offering of subsidiary	—	575
Other financing activities, net	4	(24)
Net cash provided (used) by financing activities	(164)	383
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	396	162
Cash, cash equivalents and restricted cash at beginning of period	2,924	2,877
Cash, cash equivalents and restricted cash at end of period	$3,320	3,039

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2022	2021

	amounts in millions
Cash and cash equivalents	$3,286	2,814
Restricted cash included in other current assets	12	88
Restricted cash included in other assets	22	22
Total cash and cash equivalents and restricted cash at end of period	$3,320	2,924

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2022

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	1	—	2	—	—	—	—	—	2	1,954	(5)	12,718	3,590	18,262
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	240	56	296
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	18	—	2	20
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	50	—	—	10	60
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(35)	—	—	—	(35)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(239)	—	—	—	(239)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(50)	—	—	(150)	(200)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(15)	—	—	15	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Other, net	—	—	—	—	—	—	—	—	—	—	(11)	—	33	(32)	(10)
Balance at March 31, 2022	$—	1	—	2	—	—	—	—	—	2	1,654	13	12,991	3,290	17,953

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Media Acquisition Corporation (“LMAC”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and LMAC with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo and Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and LMAC reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and LMAC at Liberty’s corporate headquarters. Under these various agreements, approximately $6 million and $5 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2022 and 2021, respectively.

In December 2019, each of TripCo, Liberty Broadband and Qurate Retail (collectively, the “Service Companies”) entered into an amendment to its respective services agreement with Liberty in connection with Liberty's entry into a new employment arrangement with Gregory B. Maffei, Liberty's President and Chief Executive Officer. Under the amended services agreements, components of Mr. Maffei's compensation is either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of March 31, 2022, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains intergroup interests in the Formula One Group and the Braves Group as of March 31, 2022. As of March 31, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $710 million, which includes $76 million of subsidiary cash. During the three months ended March 31,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2022, Sirius XM Holdings declared a quarterly dividend and a special dividend and paid in cash an aggregate amount of $1,073 million, of which Liberty received $872 million. On April 19, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock payable on May 25, 2022 to stockholders of record as of the close of business on May 6, 2022.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of March 31, 2022, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group as of March 31, 2022. As of March 31, 2022, the Braves Group has cash and cash equivalents of approximately $311 million, which includes $229 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of March 31, 2022, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and LMAC, cash, an intergroup interest in the Braves Group and Liberty’s 1% Cash Convertible Notes due 2023. The Liberty SiriusXM Group retains an intergroup interest in the Formula One Group. As of March 31, 2022, the Formula One Group has cash and cash equivalents of approximately $2,265 million, which includes $835 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.0% intergroup interest at March 31, 2022. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at March 31, 2022. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at March 31, 2022. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$8	8
Customer service and billing	1	1
Other	1	1
Other operating expense	8	10
Selling, general and administrative	37	43
	$55	63

Liberty—Grants of Awards

Options granted during the three months ended March 31, 2022 are summarized as follows:

	Three Months Ended
	March 31, 2022
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty CEO (1)	212	$14.45
Series C Liberty Formula One common stock, Liberty CEO (1)	181	$21.31
Series C Liberty Formula One common stock, Formula 1 employees (2)	86	$21.31
Series C Liberty Braves common stock, Liberty CEO (1)	95	$9.16
(1)	Grants cliff vest on December 30, 2022. Grants were made in connection with the CEO’s employment agreement.
(2)	Grants vest in equal quarterly installments over 2022.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the three months ended March 31, 2022.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	7,369	$38.79
Granted	212	$44.80
Exercised	(423)	$31.27
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2022	7,158	$39.41	3.5	years	$47
Exercisable at March 31, 2022	4,789	$36.84	2.5	years	$43

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	3,125	$25.86
Granted	95	$25.49
Exercised	(54)	$18.22
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2022	3,166	$25.98	5.0	years	$7
Exercisable at March 31, 2022	595	$20.80	2.5	years	$4

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	9,114	$34.38
Granted	267	$57.67
Exercised	(531)	$30.81
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2022	8,850	$35.30	4.2	years	$306
Exercisable at March 31, 2022	6,997	$32.62	3.9	years	$260

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2022, there were no outstanding options to purchase shares of Series A Liberty SiriusXM common stock, and there were no outstanding options to purchase shares of Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock.

As of March 31, 2022, Liberty Braves and Liberty Formula One each had 1 thousand Series A options outstanding and exercisable at a WAEP of $12.35 and $12.63, respectively, and each had a weighted average remaining contractual life of 0.7 years.

As of March 31, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $54 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of March 31, 2022, Liberty reserved 7.2 million, 3.2 million and 8.9 million shares of Series A and Series C common stock, as applicable, of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the three months ended March 31, 2022. As of March 31, 2022, Sirius XM Holdings has approximately 161 million options outstanding of which approximately 100 million are exercisable, each with a WAEP per share of $5.33 and $4.88, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of March 31, 2022 is $210 million and $176 million, respectively. During the three months ended March 31, 2022, Sirius XM Holdings granted approximately 12 million nonvested RSUs with a GDFV per share of $6.93. Stock-based compensation expense related to Sirius XM Holdings was $45 million and $51 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $463 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

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

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which removes the separation models for convertible debt with cash conversion or beneficial conversion features and also requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method is no longer permitted for convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective approach, which does not require retrospective adjustment of prior period EPS, and recorded an immaterial cumulative effect adjustment to retained earnings upon adoption. The adoption of ASU 2020-06 decreased current period diluted earnings attributable to Liberty SiriusXM stockholders per common share by $0.04 per share.

Excluded from diluted EPS for the three months ended March 31, 2022 and 2021 are approximately 20 million and 22 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, 14 million and 3 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, respectively, and 10

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

million and 7 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 8) and shares of Series A Liberty Braves common stock and Series A Liberty Formula One common stock underlying the intergroup interests, because their inclusion would be antidilutive. The warrant transactions (as described in note 8) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement are attributed to the Liberty SiriusXM Group.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2022	2021

	numbers of shares in millions
Basic WASO	332	338
Potentially dilutive shares (a)	20	1
Diluted WASO (b)	352	339
(a)	Potentially dilutive shares are excluded from the computation of EPS during period in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures and 2.75% Exchangeable Senior Debentures, which may be settled in shares of Series C Liberty SirusXM common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty Sirius XM common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	Three months ended March 31,
	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$288	(11)
Adjustments	1	—
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$289	(11)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2022	2021

	numbers of shares in millions
Basic WASO	53	52
Potentially dilutive shares (a)(b)	—	9
Diluted WASO (b)	53	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of March 31, 2022.

The intergroup interests are quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group have attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests are marked to fair value. As the notional shares underlying the intergroup interests are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underlie the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock are used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interests have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interests are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interests are dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period. Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty Braves common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31,
	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(13)	(59)
Adjustments	—	28
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(13)	(31)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2022	2021

	numbers of shares in millions
Basic WASO	232	232
Potentially dilutive shares (a)(b)	4	7
Diluted WASO (b)	236	239
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of March 31, 2022. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest is dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period. Additionally, an adjustment is also made to the numerator for a hypothetical mark to market adjustment on the shares of Series A Liberty Formula One common stock included in the Securities Basket underlying the warrants in periods in which cash settlement would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31,
	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$(35)	(46)
Adjustments	—	1
Diluted earnings (loss) attributable to Formula One stockholders	$(35)	(45)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2022			December 31, 2021
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,788	2,788	—	2,436	2,436	—
Investment in trust account	$575	575	—	575	575	—
Debt and equity securities	$162	162	—	217	217	—
Financial instrument assets	$596	94	502	640	99	541
Debt	$4,455	—	4,455	5,222	—	5,222
Financial instrument liabilities	$10	8	2	59	20	39

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Investments in the trust account and debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheets. As of March 31, 2022, $460 million and $136 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2021, $527 million and $113 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Debt and equity securities	$(5)	49
Debt measured at fair value (a)	69	(113)
Change in fair value of bond hedges (b)	(68)	13
Other	63	2
	$59	(49)
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes (as described in note 8) using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $11 million and a loss of $60 million for the three months ended March 31, 2022 and 2021, respectively, and the cumulative change since issuance was a gain of $57 million as of March 31, 2022, net of the recognition of previously unrecognized gains and losses.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 8 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2022 and the carrying amount at December 31, 2021:

	March 31, 2022			December 31, 2021
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	31%	$8,193	$72	89
Sirius XM Canada	70%	$ NA	660	642
Other		NA	74	74
Total Liberty SiriusXM Group			806	805

Braves Group
Other	various	NA	114	110
Total Braves Group			114	110

Formula One Group
Other	various	NA	27	30
Total Formula One Group			27	30
Consolidated Liberty			$947	945
(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral as of March 31, 2022 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Liberty SiriusXM Group
Live Nation	$(21)	(111)
Sirius XM Canada	3	4
Other	—	(6)
Total Liberty SiriusXM Group	(18)	(113)

Braves Group
Other	4	3
Total Braves Group	4	3

Formula One Group
Other	—	15
Total Formula One Group	—	15
Consolidated Liberty	$(14)	(95)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Canada

As of March 31, 2022, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

On March 15, 2022, Sirius XM Holdings and Sirius XM Canada entered into an amended and restated services and distribution agreement which modified the existing Services Agreement and terminated the existing Advisory Agreement, each dated as of May 25, 2017. Sirius XM Canada will continue to be engaged by Sirius XM Holdings as a distributor of the satellite digital audio radio service in Canada.  Pursuant to the amended and restated services and distribution agreement, the fee payable by Sirius XM Canada to Sirius XM Holdings was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. Such variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears, beginning January 1, 2022.

In May 2017, Sirius XM Holdings extended a loan to Sirius XM Canada in the principal amount of $131 million. In connection with the execution of the amended and restated services and distribution agreement, Sirius XM Holdings forgave $113 million in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 million on such loan as of March 31, 2022.  The principal amount that was forgiven by Sirius XM Holdings was considered satisfied as contributed capital to Sirius XM Canada.

Sirius XM Holdings has approximately $13 million in related party current assets as of March 31, 2022. Sirius XM Holdings recorded approximately $27 million and $25 million in revenue for the three months ended March 31, 2022 and 2021, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during both of the three months ended March 31, 2022 and 2021.

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud listening platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $13 million during both of the three months ended March 31, 2022 and 2021. Sirius XM Holdings also had related party liabilities of $20 million as of March 31, 2022 related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2022	$15,112	3,956	180	19,248
Acquisitions (a)	28	—	—	28
Other	—	—	(4)	(4)
Balance at March 31, 2022	$15,140	3,956	176	19,272
(a)	Sirius XM Holdings recorded goodwill related to an acquisition in January 2022.

Intangible Assets Subject to Amortization

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(984)	2,646	3,630	(936)	2,694
Customer relationships	3,054	(1,744)	1,310	3,053	(1,679)	1,374
Licensing agreements	355	(248)	107	355	(243)	112
Other	2,006	(1,389)	617	1,933	(1,316)	617
Total	$9,045	(4,365)	4,680	8,971	(4,174)	4,797

Amortization expense for intangible assets with finite useful lives was $195 million and $199 million for the three months ended March 31, 2022 and 2021, respectively. Based on its amortizable intangible assets as of March 31, 2022, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2022	$587
2023	$726
2024	$411
2025	$358
2026	$342

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2022	2022	2021

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$1,000	1,419	1,540
2.125% Exchangeable Senior Debentures due 2048 (1)	388	403	416
2.25% Exchangeable Senior Debentures due 2048 (1)	—	—	644
2.75% Exchangeable Senior Debentures due 2049 (1)	586	598	624
0.5% Exchangeable Senior Debentures due 2050 (1)	920	1,305	1,332
Sirius XM Holdings Margin Loan	875	875	875
Live Nation Margin Loan	250	250	—
Subsidiary notes and loans:
Sirius XM 3.125% Senior Notes due 2026	1,000	990	990
Sirius XM 5.0% Senior Notes due 2027	1,500	1,491	1,491
Sirius XM 4.0% Senior Notes due 2028	2,000	1,980	1,979
Sirius XM 5.50% Senior Notes due 2029	1,250	1,239	1,239
Sirius XM 4.125% Senior Notes due 2030	1,500	1,486	1,485
Sirius XM 3.875% Senior Notes due 2031	1,500	1,484	1,484
Pandora 1.75% Convertible Senior Notes due 2023	193	193	177
Sirius XM Senior Secured Revolving Credit Facility	981	981	—
Deferred financing costs		(13)	(14)
Total Liberty SiriusXM Group	13,943	14,681	14,262
Braves Group
Subsidiary notes and loans:
Notes and loans	678	678	700
Deferred financing costs		(3)	(3)
Total Braves Group	678	675	697
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	386	730	666
Other	68	68	69
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,902	2,902
Deferred financing costs		(5)	(6)
Total Formula One Group	3,356	3,695	3,631
Total debt	$17,977	19,051	18,590
Debt classified as current		(2,584)	(2,891)
Total long-term debt		$16,467	15,699

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

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of March 31, 2022.

Holders of the Convertible Notes may convert their notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date of the notes under certain circumstances. Liberty has elected to account for this instrument using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. As of March 31, 2022, the Convertible Notes are classified as a current liability in the condensed consolidated balance sheet, as the conversion conditions have been met as of such date.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. As of March 31, 2022, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. The bond hedge expires on October 15, 2023 and is included in Other current assets in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. As of March 31, 2022, the warrants covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of March 31, 2022. As of March 31, 2022, the basket price of the securities underlying the warrants was $65.37 per share, which is the same as the basket price of the securities underlying the Bond Hedge Transaction. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants are attributed to the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes will be approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities. As of March 31, 2022, the 1% Convertible Notes are classified as a current liability in the condensed consolidated balance sheet, as the conversion conditions have been met as of such date.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

In accordance with the terms of the indenture governing the 2.125% Exchangeable Senior Debentures due 2048, following Liberty’s receipt of Sirius XM Holdings’ special cash dividend, as described in note 2, Liberty made an extraordinary cash distribution of $31.1731 per debenture to holders of the 2.125% Exchangeable Senior Debentures due 2048. Also pursuant to the indenture, the original principal amount of the 2.125% Exchangeable Senior Debentures due 2048 was reduced by an amount equal to the extraordinary distribution of approximately $12 million.

2.25% Exchangeable Senior Debentures due 2048

In December 2018, Liberty closed a private offering of approximately $385 million aggregate principal amount of its 2.25% exchangeable senior debentures due 2048 (the “2.25% Exchangeable Senior Debentures due 2048”). The number of shares of Live Nation common stock attributable to a debenture represented an initial exchange price of approximately $66.28 per share and a total of approximately 5.8 million shares of Live Nation common stock were attributable to the debentures. Interest was payable quarterly on March 1, June 1, September 1 and December 1 of each year. Holders of the debentures had the right to require Liberty to purchase their debentures on December 1, 2021. In October 2021, Liberty issued a notice of redemption in full on December 1, 2021 of the 2.25% Exchangeable Debentures due 2048. All Holders exercised their right to exchange the debentures in the fourth quarter and, pursuant to a supplemental indenture entered into in September 2021, Liberty delivered cash upon settlement of the exchange of debentures. In January 2022, the exchanges of debentures were settled for $664 million. The debentures were attributed to the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2.75% Exchangeable Senior Debentures due 2049

On November 26, 2019, Liberty closed a private offering of approximately $604 million aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “2.75% Exchangeable Senior Debentures due 2049”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.62 per share. A total of approximately 70 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2020. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

In accordance with the terms of the indenture governing the 2.75% Exchangeable Senior Debentures due 2049, following Liberty’s receipt of Sirius XM Holdings’ special cash dividend, as described in note 2, Liberty made an extraordinary cash distribution of $29.0057 per debenture to holders of the 2.75% Exchangeable Senior Debentures due 2049. Also pursuant to the indenture, the original principal amount of the 2.75% Exchangeable Senior Debentures due 2049 was reduced by an amount equal to the extraordinary distribution of approximately $18 million.

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. A total of approximately 10 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2021. The debentures may be redeemed by Liberty, in whole or in part, on or after September 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

and any drawn portion of the revolver carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 3.01% per annum at March 31, 2022. As of March 31, 2022, availability under the Sirius XM Holdings Margin Loan was $875 million. As of March 31, 2022, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $6,620 million were held as collateral to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, the Live Nation Margin Loan agreement was amended, increasing the borrowing capacity to $600 million, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. On November 9, 2020, the margin loan was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. Interest on the margin loan is payable on the last business day of each calendar quarter. Borrowings outstanding under the Live Nation Margin Loan bore interest at a rate of 3.01% per annum at March 31, 2022. As of March 31, 2022, availability under the Live Nation Margin Loan was $150 million. As of March 31, 2022, 9.0 million shares of the Company’s Live Nation common stock with a value of $1,055 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty SiriusXM Group.

Sirius XM Holdings Senior Secured Revolving Credit Facility

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 2.16% per annum as of March 31, 2022. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of March 31, 2022 and is payable on a quarterly basis.  The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $769 million as of March 31, 2022.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to add a $500 million incremental term loan which will mature on April 11, 2024. Interest on the incremental term loan borrowing is based on the Adjusted Term Secured Overnight Financing Rate plus an applicable rate.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of March 31, 2022
	March 31,	December 31,	Borrowing	Weighted avg	Maturity
	2022	2021	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$100	120	185	1.65%	various
Ballpark funding
Senior secured note	175	178	NA	3.77%	September 2041
Floating rate notes	53	55	NA	1.83%	September 2029
Stadium credit facility	44	46	46	1.73%	July 2026
Mixed-use credit facilities and loans	276	271	307	3.67%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$678	700

Formula 1 Loans

Formula 1 has a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”), which includes a $500 million revolving credit facility. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of March 31, 2022, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 3.50% as of March 31, 2022. The Senior Loan Facility is secured by share pledges, bank accounts and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of March 31, 2022, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio and debt yield ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of March 31, 2022.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2022
Sirius XM 3.125% Senior Notes due 2026	$945
Sirius XM 5.0% Senior Notes due 2027	$1,500
Sirius XM 4.0% Senior Notes due 2028	$1,895
Sirius XM 5.50% Senior Notes due 2029	$1,270
Sirius XM 4.125% Senior Notes due 2030	$1,403
Sirius XM 3.875% Senior Notes due 2031	$1,365
Pandora 1.75% Convertible Senior Notes due 2023	$222

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at March 31, 2022.

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

The changes in the components of redeemable noncontrolling interests were as follows (in millions):

Balance at January 1, 2022	$575
Net earnings (loss) attributable to the noncontrolling interests	9
Change in redemption value of redeemable noncontrolling interests	(9)
Balance at March 31, 2022	$575

The Public Warrants, issued as part of the Units in the IPO, have certain provisions which require LMAC to account for these instruments at fair value as a liability. Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock. At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs. At March 31, 2022, the value of the liability was $8 million based on the fair market value of the Public Warrants.

On April 15, 2021, the Sponsor entered into an agreement to provide up to $2.5 million to LMAC for working capital purposes. During the three months ended March 31, 2022, the agreement was amended to increase the aggregate principal available for borrowing to $4 million. As of March 31, 2022, LMAC had borrowed $2 million under the loan. The working capital loan will either be repaid upon consummation of the initial business combination or the deadline for LMAC to complete an initial business combination, without interest, or, at the Sponsor’s discretion, up to $2.5 million of such loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, LMAC may use funds outside of the trust account to repay the working capital loan, but funds in the trust account would not be used to repay the working capital loan.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

contracts as of March 31, 2022 aggregated $549 million, which is payable as follows: $196 million in 2022, $115 million in 2023, $73 million in 2024, $50 million in 2025 and $115 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

SXM-7 Satellite

On December 13, 2020, Sirius XM Holdings launched its SXM-7 satellite and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite would not function as intended, which Sirius XM Holdings considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 million was recoverable. In determining recoverability of SXM-7, Sirius XM Holdings compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, the carrying value of the satellite was not recoverable and an impairment charge of $220 million was recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statement of operations during the three months ended March 31, 2021. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.

Sirius XM Holdings procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 is $225 million. Sirius XM Holdings collected $140 million and $85 million of insurance recoveries during the three months ended June 30, 2021 and September 30, 2021, respectively.

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite. During the three months ended March 31, 2022, the XM-5 satellite replaced the XM-4 satellite. The XM-3 and XM-4 satellites remain available as in-orbit spares.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restructuring of Sirius XM Holdings’ leases

During the three months ended March 31, 2021, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, surrendered certain office leases, primarily in New York, New York and Oakland, California.  Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, Sirius XM Holdings recorded impairments aggregating $18 million to reduce the carrying value of the assets to their fair values. Additionally, Sirius XM Holdings accrued expenses of $6 million for which it will not recognize any future economic benefits and wrote off leasehold improvements of $1 million. The fair values of the assets were determined using a discounted cash flow model based on Sirius XM Holdings management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 million was recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statement of operations for the three months ended March 31, 2021.

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

Liberty’s chief operating decision maker evaluates performance and makes decisions about allocating resources to the Company’s operating segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews nonfinancial measures such as subscriber growth, churn and penetration.

For the three months ended March 31, 2022, the Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. Pandora operates a music and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. Pandora also sells advertising on other audio platforms in widely distributed podcasts, which are considered to be off-platform services.
●	Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World

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

As of December 31, 2021, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19. Although the Company owns less than 100% of the outstanding shares of Live Nation, 100% of the Live Nation amounts are included in the tables below and are subsequently eliminated in order to reconcile the account totals to the Company’s consolidated financial statements. The Company’s investment in Live Nation is attributed to the Liberty SiriusXM Group.

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,713	1,611
Advertising	383	354
Equipment	53	57
Other	37	36
Total Liberty SiriusXM Group	2,186	2,058
Braves Group
Corporate and other:
Baseball	11	7
Development	12	9
Total Braves Group	23	16
Formula One Group
Formula 1:
Primary	287	159
Other	73	21
Total Formula One Group	360	180
Consolidated Liberty	$2,569	2,254

Live Nation’s revenue was $1,803 million and $291 million during the three months ended March 31, 2022 and 2021, respectively.

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended March 31, 2022 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the three months ended March 31, 2022 were approximately $347 million and $705 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,011 million for the remainder of 2022, $1,986 million in 2023, $1,683 million in 2024, $3,888 million in 2025 through 2030, and $768 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$690	682
Live Nation	209	(152)
Corporate and other	(5)	(5)
	894	525
Eliminate equity method affiliate	(209)	152
Total Liberty SiriusXM Group	685	677
Braves Group
Corporate and other	(19)	(22)
Total Braves Group	(19)	(22)
Formula One Group
Formula 1	122	66
Corporate and other	(10)	(7)
Total Formula One Group	112	59
Consolidated Liberty	$778	714

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2022
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,690	734	97
Live Nation	16,007	318	46
Corporate and other	1,946	72	—
	47,643	1,124	143
Eliminate equity method affiliate	(16,007)	(318)	(46)
Total Liberty SiriusXM Group	31,636	806	97
Braves Group
Corporate and other	1,663	114	4
Total Braves Group	1,663	114	4
Formula One Group
Formula 1	9,056	—	5
Corporate and other	2,797	27	5
Total Formula One Group	11,853	27	10
Elimination (1)	(633)	—	—
Consolidated Liberty	$44,519	947	111
(1)	This amount is primarily comprised of the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group. See note 2 for information regarding the intergroup interests. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Adjusted OIBDA	$778	714
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	—	(245)
Stock-based compensation	(55)	(63)
Depreciation and amortization	(260)	(264)
Operating income (loss)	463	142
Interest expense	(157)	(158)
Share of earnings (losses) of affiliates, net	(14)	(95)
Realized and unrealized gains (losses) on financial instruments, net	59	(49)
Other, net	45	15
Earnings (loss) before income taxes	$396	(145)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by Sirius XM Holdings Inc. (“Sirius XM Holdings”); fluctuations in interest rates and stock prices; the impacts of COVID-19 (as defined below); the impact of accounting policies and pronouncements; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the impact of the COVID-19 (as defined below) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States;
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the impact of certain supply chain issues on Sirius XM Holdings;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty SiriusXM Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group (as defined below);
●	the ability of Formula 1 to expand into new markets;

●	the relationship between the U.K. and the E.U. following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the impact of organized labor on the Braves Group;
●	the impact of an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings (as defined below) receives;
●	the impact of the Development Project (as defined below) on the Braves Group (as defined below) and its ability to manage the project;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	geopolitical incidents, accidents, terrorist acts, armed conflicts or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates; and
●	challenges related to assessing the future prospects of tracking stock groups based on past performance.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2021.

The information contained herein relates to Liberty Media Corporation and its controlled subsidiaries ("Liberty," the "Company," "we," "us," or "our" unless the context otherwise requires).

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM packages include live, curated and certain exclusive and on demand programming. Sirius XM is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. Pandora operates a music and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). Through Sirius XM Holdings, we have investments in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”) and SoundCloud Holdings, LLC (“SoundCloud”), which we account for as equity method investments.

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

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment at March 31, 2022. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2021, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings") and corporate expenses. Braves Holdings owns the Atlanta Braves Major League Baseball Club (“ANLBC”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project (the “Development Project”). “Corporate and Other” also includes investments and related financial instruments in public companies, which are accounted for at their respective fair market values.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, the Liberty Braves Group (the “Braves Group”) and the Liberty Formula One Group (the “Formula One Group”) have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group do not represent separate legal entities, but rather represent those businesses, assets and liabilities that have been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings or Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, such as the Liberty SiriusXM Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2022, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains an approximate 3.7% intergroup interest in the Braves Group and an approximate 2.2% intergroup interest in the Formula One Group as of March 31, 2022. As of March 31, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $710 million, which includes approximately $76 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2022, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. Additionally, the Liberty SiriusXM Group and the Formula One Group retain approximate 3.7% and 11.0% intergroup interests, respectively, in the Braves Group as of March 31, 2022. As of March 31, 2022, the Braves Group has cash and cash equivalents of approximately $311 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2022, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, an approximate 11.0% intergroup interest in the Braves Group and Liberty’s 1% Cash Convertible Notes due 2023. The Liberty SiriusXM Group retains an approximate 2.2% intergroup interest in the Formula One Group as of March 31, 2022. The Formula One Group has cash and cash equivalents of approximately $2,265 million as of March 31, 2022, which includes $835 million of subsidiary cash.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,186	2,058
Total Liberty SiriusXM Group	2,186	2,058
Braves Group
Corporate and other	23	16
Total Braves Group	23	16
Formula One Group
Formula 1	360	180
Total Formula One Group	360	180
Consolidated Liberty	$2,569	2,254

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$493	237
Corporate and other	(9)	(8)
Total Liberty SiriusXM Group	484	229
Braves Group
Corporate and other	(40)	(40)
Total Braves Group	(40)	(40)
Formula One Group
Formula 1	34	(33)
Corporate and other	(15)	(14)
Total Formula One Group	19	(47)
Consolidated Liberty	$463	142

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$690	682
Corporate and other	(5)	(5)
Total Liberty SiriusXM Group	685	677
Braves Group
Corporate and other	(19)	(22)
Total Braves Group	(19)	(22)
Formula One Group
Formula 1	122	66
Corporate and other	(10)	(7)
Total Formula One Group	112	59
Consolidated Liberty	$778	714

Revenue.  Our consolidated revenue increased $315 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase was driven by increases in revenue for Formula 1, Sirius XM Holdings and Braves Holdings.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income increased $321 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2022 was primarily driven by improvements of $256 million and $67 million in Sirius XM Holdings and Formula 1 operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

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

We recorded $55 million and $63 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. The decrease in stock compensation expense is primarily due to decreases at Sirius XM Holdings and Formula 1. As of March 31, 2022, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $54 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.5 years. Additionally, as of March 31, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $463 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

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

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Operating income (loss)	$463	142
Depreciation and amortization	260	264
Stock-based compensation	55	63
Impairment, restructuring and acquisition costs, net of recoveries	—	245
Adjusted OIBDA	$778	714

Consolidated Adjusted OIBDA increased $64 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA for the three months ended March 31, 2022 was primarily due to increases of $56 million, $8 million and $3 million in Formula 1, Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(122)	(120)
Braves Group	(6)	(6)
Formula One Group	(29)	(32)
Consolidated Liberty	$(157)	(158)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(18)	(113)
Braves Group	4	3
Formula One Group	—	15
Consolidated Liberty	$(14)	(95)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$61	(86)
Braves Group	5	2
Formula One Group	(7)	35
Consolidated Liberty	$59	(49)

Other, net
Liberty SiriusXM Group	$20	11
Braves Group	20	(1)
Formula One Group	5	5
Consolidated Liberty	$45	15

	$(67)	(287)

Interest expense. Consolidated interest expense was relatively flat for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. Interest expense for the Formula One Group decreased during the three months ended March 31, 2022 due to a decrease in the average amount of corporate debt outstanding and interest expense for the Liberty SiriusXM Group increased during the three months ended March 31, 2022 due to an increase in the average amount of corporate and subsidiary debt outstanding.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Liberty SiriusXM Group
Live Nation	$(21)	(111)
Sirius XM Canada	3	4
Other	—	(6)
Total Liberty SiriusXM Group	(18)	(113)

Braves Group
Other	4	3
Total Braves Group	4	3

Formula One Group
Other	—	15
Total Formula One Group	—	15
Consolidated Liberty	$(14)	(95)

Due to the impact of COVID-19, Live Nation recorded significant losses during the three months ended March 31, 2021.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Debt and equity securities	$(5)	49
Debt measured at fair value	69	(113)
Change in fair value of bond hedges	(68)	13
Other	63	2
	$59	(49)

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

Other, net.  Other, net income increased $30 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year, driven by gains on the sale of three minor league teams at Braves Holdings and gains on extinguishment of debt related to Liberty SiriusXM Group corporate debt.

Income taxes.  During the three months ended March 31, 2022, we had earnings before income taxes of $396 million and income tax expense of $100 million. During the three months ended March 31, 2021, we had losses before income taxes of $145 million and income tax benefits of $131 million. For the three months ended March 31, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes. For the three months ended March 31, 2021, the Company recognized additional tax benefits from the settlement of a state income tax audit at Sirius XM Holdings, partially offset by tax expense related to an increase in our valuation allowance.

Net earnings.  We had net earnings of $296 million and net losses of $14 million for the three months ended March 31, 2022 and 2021, respectively. The changes in net earnings and losses were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2022, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of March 31, 2022, Liberty had $162 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of March 31, 2022 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$76
Corporate and other	634
Total Liberty SiriusXM Group	$710
Braves Group
Corporate and other	$311
Total Braves Group	$311
Formula One Group
Formula 1	$835
Corporate and other	1,430
Total Formula One Group	$2,265

Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash, except through dividends. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of March 31, 2022, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of March 31, 2022, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $150 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 8 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of March 31, 2022.

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

	Three months ended
	March 31,
	2022	2021

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$335	271
Braves Group cash provided (used) by operating activities	81	42
Formula One Group cash provided (used) by operating activities	135	184
Net cash provided (used) by operating activities	$551	497
Liberty SiriusXM Group cash provided (used) by investing activities	$(90)	(75)
Braves Group cash provided (used) by investing activities	38	(10)
Formula One Group cash provided (used) by investing activities	63	(631)
Net cash provided (used) by investing activities	$11	(716)
Liberty SiriusXM Group cash provided (used) by financing activities	$(133)	(166)
Braves Group cash provided (used) by financing activities	(26)	1
Formula One Group cash provided (used) by financing activities	(5)	548
Net cash provided (used) by financing activities	$(164)	383

Liberty’s primary uses of cash during the three months ended March 31, 2022 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $795 million of debt repayments, $202 million of Series A and Series C Liberty SiriusXM common stock repurchases and $37 million of Series A Liberty Formula One common stock repurchases. These uses were primarily funded by $350 million of borrowings under the margin loans secured by shares of Live Nation and Sirius XM Holdings, dividends from Sirius XM Holdings and cash on hand.

Sirius XM Holdings’ primary uses of cash were dividends paid to stockholders, repurchase and retirement of outstanding Sirius XM Holdings common stock and additions to property and equipment. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the three months ended March 31, 2022, Sirius XM Holdings declared a quarterly dividend and a special dividend and paid in cash an aggregate amount of $1,073 million, of which Liberty received $872 million. On April 19, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock payable on May 25, 2022 to stockholders of record as of the close of business on May 6, 2022.

During the three months ended March 31, 2022, Formula 1 generated cash from operations and did not have any material uses of cash.

Braves Holdings’ primary use of cash was debt service and capital expenditures for continued expansion of the mixed-use development, funded primarily by cash on hand and cash from operations.

The projected uses of Liberty's cash (excluding Sirius XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily the investment in existing or new businesses, debt service, including further repayment of the margin loans secured by shares of Live Nation and Sirius XM Holdings and the potential buyback of common stock under the approved share buyback program. Subsequent to March 31, 2022, a subsidiary of Liberty committed to purchase land adjacent to the Las Vegas Strip in support of the 2023 Las Vegas Grand Prix for approximately $240 million. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty expects to receive quarterly cash dividends from Sirius XM Holdings, which are non-taxable because Liberty and Sirius XM Holdings are members of the same consolidated federal income tax group. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

Results of Operations—Businesses

Sirius XM Holdings.  Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM’s website. The Sirius XM service is also available through its in-car user interface, called “360L,” which combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of March 31, 2022, the Sirius XM business had approximately 34.0 million subscribers.

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

Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of March 31, 2022, Pandora had approximately 6.3 million subscribers.

The majority of revenue from Pandora is generated from advertising on its ad-supported radio service which is sold under the SXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Pandora also sells advertising on other audio platforms and in widely distributed podcasts, which are considered to be off-platform services. Pandora has an arrangement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries and is able to offer advertisers the ability to execute campaigns across the Pandora and SoundCloud listening platforms. Pandora also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

Sirius XM Holdings is a separate publicly traded company and additional information about Sirius XM Holdings can be obtained through its website and public filings, which are not incorporated by reference herein.

Results of Operations

Liberty acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied acquisition accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of accounting adjustments for Liberty’s acquisition of Sirius XM Holdings in the current and prior period.

On November 1, 2021, Liberty entered into an exchange agreement with certain counterparties to acquire an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. Following the closing of the exchange on November 3, 2021, Liberty and Sirius XM Holdings became members of the same consolidated tax group. The tax sharing agreement with Sirius XM Holdings, dated February 1, 2021, governs the allocation of consolidated and combined tax liabilities and sets forth agreements with respect to other tax matters.

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

As of March 31, 2022, there is an approximate 19% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Sirius XM:
Subscriber revenue	$1,582	1,481
Advertising revenue	47	42
Equipment revenue	53	57
Other revenue	37	36
Total Sirius XM revenue	1,719	1,616
Pandora and Off-platform:
Subscriber revenue	131	130
Advertising revenue	336	312
Total Pandora and Off-platform revenue	467	442
Total revenue	2,186	2,058
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(649)	(623)
Pandora and Off-platform cost of services	(330)	(305)
Subscriber acquisition costs	(90)	(86)
Selling, general and administrative expenses	(368)	(308)
Other operating expenses	(59)	(54)
Adjusted OIBDA	690	682
Impairment, restructuring and acquisition costs, net of recoveries	—	(245)
Stock-based compensation	(45)	(51)
Depreciation and amortization	(152)	(149)
Operating income	$493	237

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 7% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase was primarily driven by a 9% increase in Sirius XM’s average monthly revenue per subscriber as a result of higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 12% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year primarily due to a greater number of spots sold and aired, primarily on news and sports channels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue decreased approximately 7% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The decrease was primarily driven by lower original equipment manufacturer (“OEM”) royalties due to supplier cost increases related to semiconductor supply shortages and lower sales of components and accessories, partially offset by higher chipset volume.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue increased approximately 3% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year primarily driven by higher revenue generated by Sirius XM Canada.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus, Pandora Premium and Stitcher subscriptions. Pandora and off-platform subscriber revenue increased 1% during the three months ended March 31, 2022, as compared to the corresponding period in the prior year primarily driven by an increase in the mix of Premium plans compared to Plus plans.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue increased 8% during the three months ended March 31, 2022, respectively, as compared to the corresponding period in the prior year. The increase was primarily due to growth in the AdsWizz platform as well as higher podcast revenue from increased downloads.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 1% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase was due to overall greater revenue subject revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 8% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year driven by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs increased 6% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year driven by higher transaction costs and bad debt expense resulting from a higher average self-pay subscriber base.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services increased 19% during the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase was primarily driven by higher wireless costs associated with consumers using Sirius XM’s 360L platform and its connected vehicle services as well as higher data center costs, partially offset by lower component and accessories sales.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services increased 8% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 10% during the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase was primarily due to higher costs related to the acquisition of rights to certain podcasts.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 11% during the three months ended March 31, 2022, as compared to the corresponding period in the prior year primarily due to higher personnel-related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs increased 16% during the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase for the three month period was primarily driven by higher bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 33% during the three months ended March 31, 2022, as compared to the corresponding period in the prior year due to lower data center costs due to the consolidation of facilities and lower streaming costs resulting from a decline in listener hours.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three months ended March 31, 2022, subscriber acquisition costs increased approximately 5%, as compared to the corresponding period in the prior year driven by higher OEM installations.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2022, selling, general and administrative expense increased 19%, as compared to the corresponding period in the prior year. The increase was primarily due to additional investments in advertising and marketing to support Sirius XM Holdings’ brands, digital marketing expenditures as well as higher personnel, legal and consulting costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2022 other operating expenses increased approximately 9%, as compared to the corresponding period in the prior year, driven by higher cloud hosting costs.

Impairment, restructuring and acquisition, net of recoveries include a $220 million impairment to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing and restructuring costs of $25 million resulting from the termination of leased office space during the three months ended March 31, 2021. Impairment, restructuring and acquisition costs, net of recoveries have been excluded from Adjusted OIBDA.

Stock-based compensation decreased 12% during the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The decrease is primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 2% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year, primarily driven by developed software being placed into service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2021 World Championship calendar was originally scheduled to have 23 Events. However, due to the COVID-19 pandemic, during the third quarter of 2021, the 2021 World Championship was revised to 22 Events.  Restrictions on fan attendance reduced as 2021 progressed, with all Events in the second half of the year operating at either full capacity or with fewer restrictions than had been applied at Events in the first half of the year. There are currently 22 Events scheduled in 2022 following the cancellation of the Russian Grand Prix and Formula 1 is actively evaluating alternatives.

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Primary Formula 1 revenue	$287	159
Other Formula 1 revenue	73	21
Total Formula 1 revenue	360	180
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(195)	(84)
Selling, general and administrative expenses	(43)	(30)
Adjusted OIBDA	122	66
Stock-based compensation	—	(3)
Depreciation and amortization	(88)	(96)
Operating income (loss)	$34	(33)

Number of Events	2	1

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

Primary Formula 1 revenue increased $128 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year. Race promotion revenue, media rights revenue and sponsorship revenue were all higher during the three months ended March 31, 2022 as compared to the corresponding prior year period due to the impact of recognizing race-specific and season-based income from two Events during the three months ended March 31, 2022 compared to one Event during the three months ended March 31, 2021. Media rights revenue also increased during the three months ended March 31, 2022 due to growth in F1 TV subscription revenue as well as increased revenue pursuant to certain new and renewed broadcasting agreements. Sponsorship revenue also increased during the three months ended March 31, 2022 as compared to the corresponding prior year period due to new sponsors. During the three months ended March 31, 2021, race promotion revenue included a one-time settlement which relieved a race promoter from its obligation to stage a race that was originally scheduled to be held in 2020.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue increased $52 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year primarily due to the impact of two Events taking place during the three months ended March 31, 2022 compared to one Event during the three months ended March 31, 2021, with a greater scope of activities able to be undertaken during the three months ended March 31, 2022 due to the reduced impact of COVID-19 when compared to the three months ended March 31, 2021. The Formula One Paddock Club operated at both Events during the three months ended March 31, 2022 and did not operate during the three months ended March 31, 2021.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Team payments	$(100)	(44)
Other costs of Formula 1 revenue	(95)	(40)
Cost of Formula 1 revenue	$(195)	(84)

Cost of Formula 1 revenue increased $111 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increase in team payments during the three months ended March 31, 2021, as compared to the corresponding period in the prior year, was attributable to the pro rata recognition of team payments, driven by one additional Event during the current period.

Other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs increased $55 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year, driven by the impact of the costs associated with two Events having taken place during the three months ended March 31, 2022 compared to one Event during the three months ended March 31, 2021.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $13 million during the three months ended March 31, 2022, as compared to the prior year period primarily due to higher personnel and information technology costs as well as higher legal and other advisory fees.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $3 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year primarily due to a decrease in the number of awards granted.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $8 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates ANLBC, FCL Braves and DSL Braves. In addition, Braves Holdings indirectly owned and operated three Professional Development League clubs (the Gwinnett Stripers, Mississippi Braves and Rome Braves) until they were sold in January 2022. ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and the area surrounding the stadium offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and the construction of the Development Project.

Limitations on fan attendance at Major League Baseball (“MLB”) games as a result of the COVID-19 pandemic were lifted in May 2021.

In December 2021, the Collective Bargaining Agreement, which requires MLB clubs to sign players using a uniform contract, expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed. A new five-year Collective Bargaining Agreement was signed in March 2022 and the regular season began in April.  Despite the delayed start of the 2022 season, a full 162 game schedule is expected to be played.

Operating results attributable to Braves Holdings were as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Baseball revenue	$11	7
Development revenue	12	9
Total Braves Holdings revenue	23	16
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(23)	(20)
Selling, general and administrative expenses	(17)	(16)
Adjusted OIBDA	(17)	(20)
Stock-based compensation	(2)	(2)
Depreciation and amortization	(18)	(15)
Operating income (loss)	$(37)	(37)

Home Games	—	—

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and shared Major League Baseball revenue streams, including national broadcast rights and licensing. Development revenue is derived from the mixed-use facilities and primarily includes rental income. The increase in baseball revenue during the three months ended March 31, 2022 as compared to the corresponding period in the prior year was driven by increased capacity at spring training games, additional special events at the ballpark and an increase in licensing revenue. Development revenue increased during the three months ended March 31, 2022 as compared to the corresponding period in the prior year due to a reduction in deferred payment arrangements as well as increases in rental income from various new lease commencements.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2022, other operating expenses increased $3 million, as compared to the corresponding period in the prior year primarily due to more normalized levels of facility and game day expenses for spring training games and overall increases in personnel costs.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $1 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year due to increased personnel costs.

Stock-based compensation increased was flat during the three months ended March 31, 2022, as compared to the corresponding period in the prior year.

Depreciation and amortization increased $3 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year due to an increase in amortization expense related to player signing bonuses and an increase in depreciation expense related to the Development Project, which had various assets placed into service.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$2,106	2.6%	$11,837	3.6%
Braves Group	$243	1.9%	$435	3.8%
Formula One Group	$832	3.5%	$2,524	3.7%

Liberty’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility (except for the incremental term loan, as described in note 8 to the accompanying condensed consolidated financial statements, which carries a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”)), Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its operating credit facilities carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings and Formula 1 expect to incorporate alternative reference rates when amending these facilities, as applicable.

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

At March 31, 2022, the fair value of our marketable equity securities was $162 million. Had the market price of such securities been 10% lower at March 31, 2022, the aggregate value of such securities would have been approximately $16 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at March 31, 2022 the aggregate value of such security would have been $819 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes "Legal Proceedings" under Item 3 of Part I. Refer to note 10 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2021.

Risks relating to the Liberty SiriusXM Group

Sirius XM Holdings has been, and may continue to be, adversely affected by certain supply chain issues.

The issues associated with the global supply chain for parts and components is having wide-ranging effects across multiple industries, including direct and indirect effects on Sirius XM Holdings’ business.

Automakers are experiencing, and may continue to experience, delays in securing certain components that are essential to the production of new vehicles for a variety of reasons, including due to the global semiconductor supply shortage and the war in Ukraine. All of these affected automakers manufacture and sell vehicles that include Sirius XM Holdings’ satellite radios. For example, some automobile plants in North America and elsewhere have at times halted or reduced vehicle production due to the shortage of certain components used in the production of their vehicles. As a result, these supply chain shortages have had, and may continue to have, an impact on new vehicle production and deliveries, which in turn may affect Sirius XM Holdings’ subscriber acquisition efforts.

Sirius XM Holdings also has experienced, and may continue to experience, delays in securing certain application specific integrated circuits (which are commonly referred to as “chipsets”) that are essential components of Sirius XM Holdings’ satellite radios.  In addition, the war in Ukraine could affect the supply of certain components that Sirius XM Holdings relies on in connection with its business and operations, such as certain subsystems that are planned to be integrated as part of SXM-10, one of the satellites that is currently under construction for Sirius XM Holdings’ system, and software.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

II-1

A summary of the repurchase activity for the three months ended March 31, 2022 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock		Series A Liberty Formula One Common Stock
							(c) Total Number	(d) Maximum Number
							of Shares	(or Approximate Dollar
							Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
January 1-31, 2022	600,923	$47.93	876,462	$48.81	317,372	$56.01	1,794,757	$406
February 1-28, 2022	928,628	$49.11	376,834	$50.95	348,046	$56.14	1,653,508	$322
March 1-31, 2022	812,097	$45.93	595,958	$47.14	—	—	1,408,055	$257
Total	2,341,648		1,849,254		665,418		4,856,320

There were no repurchases of Series A Liberty Braves common stock and no repurchases of Series C Liberty Braves common stock or Series C Liberty Formula One common stock during the three months ended March 31, 2022.

During the three months ended March 31, 2022, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

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

LIBERTY MEDIA CORPORATION
Date:	May 6, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 6, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3