Form 10-Q
period 2022-06-30
Liberty Media Corp
filed 2022-08-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2022 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,094,012	9,802,232	218,807,352
Liberty Braves common stock	10,313,935	981,262	41,568,618
Liberty Formula One common stock	23,974,078	2,445,666	206,459,829

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2022	December 31, 2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,645	2,814
Trade and other receivables, net	823	828
Other current assets	658	1,170
Total current assets	4,126	4,812
Investments in affiliates, accounted for using the equity method (note 6)	966	945

Property and equipment, at cost	4,339	4,027
Accumulated depreciation	(2,113)	(2,017)
	2,226	2,010
Intangible assets not subject to amortization (note 7):
Goodwill	19,341	19,248
FCC licenses	8,600	8,600
Other	1,366	1,385
	29,307	29,233
Intangible assets subject to amortization, net (note 7)	4,545	4,797
Other assets	2,590	2,554
Total assets	$43,760	44,351

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,714	1,832
Current portion of debt, including $803 million and $2,850 million measured at fair value, respectively (note 8)	911	2,891
Deferred revenue	1,989	1,790
Other current liabilities	95	97
Total current liabilities	4,709	6,610
Long-term debt, including $2,778 million and $2,372 million measured at fair value, respectively (note 8)	16,971	15,699
Deferred income tax liabilities	2,253	2,218
Other liabilities	894	987
Total liabilities	$24,827	25,514

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2022	December 31, 2021

	amounts in millions,
	except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 9)	$576	575

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,323,712 shares at June 30, 2022 and 101,623,360 shares at December 31, 2021 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,313,859 shares at June 30, 2022 and 10,313,703 shares at December 31, 2021 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,974,078 shares at June 30, 2022 and 24,638,242 shares at December 31, 2021 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at June 30, 2022 and 9,802,232 at December 31, 2021 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,338 shares at June 30, 2022 and 981,494 at December 31, 2021 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,666 shares at June 30, 2022 and 2,445,895 shares at December 31, 2021 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 219,326,052 shares at June 30, 2022 and 222,874,721 shares at December 31, 2021 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 41,568,618 shares at June 30, 2022 and 41,494,524 shares at December 31, 2021 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 206,317,229 shares at June 30, 2022 and 205,107,088 shares at December 31, 2021 (note 2)	2	2
Additional paid-in capital	1,527	1,954
Accumulated other comprehensive earnings (loss), net of taxes	31	(5)
Retained earnings	13,613	12,718
Total stockholders' equity	15,176	14,672
Noncontrolling interests in equity of subsidiaries	3,181	3,590
Total equity	18,357	18,262
Commitments and contingencies (note 10)
Total liabilities and equity	$43,760	44,351

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,254	2,159	4,440	4,217
Formula 1 revenue	744	501	1,104	681
Other revenue	260	216	283	232
Total revenue	3,258	2,876	5,827	5,130
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	711	663	1,381	1,303
Programming and content	152	135	292	265
Customer service and billing	126	127	251	244
Other	58	58	112	110
Cost of Formula 1 revenue	534	398	729	482
Subscriber acquisition costs	91	89	181	175
Other operating expense	247	208	337	292
Selling, general and administrative	520	445	1,002	855
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	1	(137)	1	108
Depreciation and amortization	262	268	522	532
	2,702	2,254	4,808	4,366
Operating income (loss)	556	622	1,019	764
Other income (expense):
Interest expense	(161)	(158)	(318)	(316)
Share of earnings (losses) of affiliates, net (note 6)	61	(48)	47	(143)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	380	155	439	106
Other, net	22	13	67	28
	302	(38)	235	(325)
Earnings (loss) before income taxes	858	584	1,254	439
Income tax (expense) benefit	(184)	(56)	(284)	75
Net earnings (loss)	674	528	970	514
Less net earnings (loss) attributable to the noncontrolling interests	53	111	118	160
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(1)	—	(10)	53
Net earnings (loss) attributable to Liberty stockholders	$622	417	862	301

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$447	337	735	326
Liberty Braves common stock	64	25	51	(34)
Liberty Formula One common stock	111	55	76	9
	$622	417	862	301

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	1.36	1.01	2.23	0.97
Series A, B and C Liberty Braves common stock	1.21	0.48	0.96	(0.65)
Series A, B and C Liberty Formula One common stock	0.48	0.24	0.33	0.04
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	1.24	1.00	2.06	0.96
Series A, B and C Liberty Braves common stock	0.47	0.39	0.24	(0.65)
Series A, B and C Liberty Formula One common stock	0.35	0.24	0.29	0.04

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Net earnings (loss)	$674	528	970	514
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(23)	10	(14)	14
Credit risk on fair value debt instruments gains (losses)	50	(5)	55	(53)
Unrealized holding gains (losses) arising during the period	—	—	4	(1)
Share of other comprehensive earnings (loss) of equity affiliates	(9)	2	4	3
Recognition of previously unrealized (gains) losses on debt	(3)	(1)	(14)	(1)
Comprehensive earnings (loss)	689	534	1,005	476
Less comprehensive earnings (loss) attributable to the noncontrolling interests	50	113	117	163
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(1)	—	(10)	53
Comprehensive earnings (loss) attributable to Liberty stockholders	$640	421	898	260

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$473	341	777	293
Liberty Braves common stock	64	25	55	(35)
Liberty Formula One common stock	103	55	66	2
	$640	421	898	260

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$970	514
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	522	532
Stock-based compensation	112	123
Non-cash impairment and restructuring costs	—	245
Share of (earnings) loss of affiliates, net	(47)	143
Realized and unrealized (gains) losses on financial instruments, net	(439)	(106)
Deferred income tax expense (benefit)	181	(101)
Other, net	(34)	3
Changes in operating assets and liabilities
Current and other assets	(114)	(176)
Payables and other liabilities	70	58
Net cash provided (used) by operating activities	1,221	1,235
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(9)	(185)
Investment of subsidiary initial public offering proceeds into trust account	—	(575)
Cash proceeds from dispositions	148	169
Cash (paid) received for acquisitions, net of cash acquired	(137)	(14)
Capital expended for property and equipment, including internal-use software and website development	(455)	(190)
Other investing activities, net	78	41
Net cash provided (used) by investing activities	(375)	(754)
Cash flows from financing activities:
Borrowings of debt	2,674	3,794
Repayments of debt	(2,701)	(2,513)
Liberty stock repurchases	(356)	(243)
Subsidiary shares repurchased by subsidiary	(415)	(856)
Cash dividends paid by subsidiary	(217)	(28)
Taxes paid in lieu of shares issued for stock-based compensation	(45)	(45)
Proceeds from initial public offering of subsidiary	—	575
Other financing activities, net	17	(34)
Net cash provided (used) by financing activities	(1,043)	650
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(8)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(205)	1,129
Cash, cash equivalents and restricted cash at beginning of period	2,924	2,877
Cash, cash equivalents and restricted cash at end of period	$2,719	4,006

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021

	amounts in millions
Cash and cash equivalents	$2,645	2,814
Restricted cash included in other current assets	56	88
Restricted cash included in other assets	18	22
Total cash and cash equivalents and restricted cash at end of period	$2,719	2,924

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended June 30, 2022

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2022	$—	1	—	2	—	—	—	—	—	2	1,654	13	12,991	3,290	17,953
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	622	51	673
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	18	—	(3)	15
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	52	—	—	9	61
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(117)	—	—	—	(117)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(60)	—	—	(157)	(217)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(8)	—	—	8	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Other, net	—	—	—	—	—	—	—	—	—	—	16	—	—	(1)	15
Balance at June 30, 2022	$—	1	—	2	—	—	—	—	—	2	1,527	31	13,613	3,181	18,357

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Six Months ended June 30, 2022

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	1	—	2	—	—	—	—	—	2	1,954	(5)	12,718	3,590	18,262
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	862	107	969
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	36	—	(1)	35
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	102	—	—	19	121
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(45)	—	—	—	(45)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(356)	—	—	—	(356)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(110)	—	—	(307)	(417)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(23)	—	—	23	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(217)	(217)
Other, net	—	—	—	—	—	—	—	—	—	—	5	—	33	(33)	5
Balance at June 30, 2022	$—	1	—	2	—	—	—	—	—	2	1,527	31	13,613	3,181	18,357

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Media Acquisition Corporation (“LMAC”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others, other than Liberty’s equity interests in LMAC. These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and LMAC with general and administrative

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and LMAC reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and LMAC at Liberty’s corporate headquarters. Under these various agreements, approximately $6 million and $8 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2022 and 2021, respectively, and $12 million and $13 million were reimbursed to Liberty during the six months ended June 30, 2022 and 2021, respectively.

In December 2019, each of TripCo, Liberty Broadband and Qurate Retail (collectively, the “Service Companies”) entered into an amendment to its respective services agreement with Liberty in connection with Liberty's entry into a new employment arrangement with Gregory B. Maffei, Liberty's President and Chief Executive Officer. Under the amended services agreements, components of Mr. Maffei's compensation are either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the respective amended services agreement.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of June 30, 2022, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

subsidiaries of Liberty. The Liberty SiriusXM Group retains intergroup interests in the Formula One Group and the Braves Group as of June 30, 2022. As of June 30, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $494 million, which includes $126 million of subsidiary cash. During the six months ended June 30, 2022, Sirius XM Holdings declared quarterly dividends and a special dividend and paid in cash an aggregate amount of $1,159 million, of which Liberty received $942 million. On July 14, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock payable on August 31, 2022 to stockholders of record as of the close of business on August 5, 2022.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of June 30, 2022, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group as of June 30, 2022. As of June 30, 2022, the Braves Group has cash and cash equivalents of approximately $207 million, which includes $117 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of June 30, 2022, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and LMAC, cash, an intergroup interest in the Braves Group and Liberty’s 1% Cash Convertible Notes due 2023. The Liberty SiriusXM Group retains an intergroup interest in the Formula One Group. As of June 30, 2022, the Formula One Group has cash and cash equivalents of approximately $1,944 million, which includes $935 million of subsidiary cash.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.0% intergroup interest at June 30, 2022. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037, representing a 3.7% intergroup interest at June 30, 2022. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 5,271,475, representing a 2.2% intergroup interest at June 30, 2022. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$8	8	16	16
Customer service and billing	2	2	3	3
Other	2	2	3	3
Other operating expense	9	7	17	17
Selling, general and administrative	36	41	73	84
	$57	60	112	123

Liberty—Grants of Awards

Options granted during the six months ended June 30, 2022 are summarized as follows:

	Six Months Ended
	June 30, 2022
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

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the six months ended June 30, 2022.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	7,369	$38.79
Granted	212	$44.80
Exercised	(441)	$31.25
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2022	7,140	$39.43	3.2	years	$9
Exercisable at June 30, 2022	4,774	$36.87	2.3	years	$9

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	3,125	$25.86
Granted	95	$25.49
Exercised	(63)	$18.14
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2022	3,157	$26.00	4.8	years	$2
Exercisable at June 30, 2022	586	$20.85	2.3	years	$2

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	9,114	$34.38
Granted	267	$57.67
Exercised	(1,184)	$31.63
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2022	8,197	$35.54	4.1	years	$229
Exercisable at June 30, 2022	6,367	$32.75	3.8	years	$196

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2022, there were no outstanding options to purchase shares of Series A Liberty SiriusXM or Liberty Formula One common stock, and there were no outstanding options to purchase shares of Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock.

As of June 30, 2022, Liberty Braves had 1 thousand Series A options outstanding and exercisable at a WAEP of $12.35, with a weighted average remaining contractual life of 0.5 years.

As of June 30, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $44 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of June 30, 2022, Liberty reserved 7.1 million, 3.2 million and 8.2 million shares of Series A and Series C common stock, as applicable, of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the six months ended June 30, 2022. As of June 30, 2022, Sirius XM Holdings has approximately 156 million options outstanding of which approximately 98 million are exercisable, each with a WAEP per share of $5.35 and $4.92, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of June 30, 2022 is $138 million and $128 million, respectively. During the six months ended June 30, 2022, Sirius XM Holdings granted approximately 15 million nonvested RSUs with a GDFV per share of $6.78. Stock-based compensation expense related to Sirius XM Holdings was $47 million for both of three months ended June 30, 2022 and 2021, and $92 million and $98 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $418 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which removes the separation models for convertible debt with cash conversion or beneficial conversion features and also requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method is no longer permitted for convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective approach, which does not require retrospective adjustment of prior period EPS, and recorded an immaterial cumulative effect adjustment to retained earnings upon adoption. The adoption of ASU 2020-06 decreased diluted earnings attributable to Liberty SiriusXM stockholders per common share by $0.12 and $0.15 per share for the three and six months ended June 30, 2022, respectively.

Excluded from diluted EPS for the three and six months ended June 30, 2022 are approximately 25 million and 22 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, 5 million and 9 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, respectively, and 5 million and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 8) and shares of Series A Liberty Braves common stock and Series A Liberty Formula One common stock underlying the intergroup interests, because their inclusion would be antidilutive. The warrant transactions (as described in note 8) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement are attributed to the Liberty SiriusXM Group.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	numbers of shares in millions
Basic WASO	329	335	330	336
Potentially dilutive shares (a)	19	2	20	2
Diluted WASO (b)	348	337	350	338
(a)	Potentially dilutive shares are excluded from the computation of EPS during period in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures and 2.75% Exchangeable Senior Debentures, which may be settled in shares of Series C Liberty SiriusXM common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty SiriusXM common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$447	337	735	326
Adjustments	(14)	NA	(13)	NA
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$433	337	722	326

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	numbers of shares in millions
Basic WASO	53	52	53	52
Potentially dilutive shares (a)(b)	9	9	9	9
Diluted WASO (b)	62	61	62	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 2,292,037 as of June 30, 2022.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$64	25	51	(34)
Adjustments	(35)	(1)	(36)	27
Diluted earnings (loss) attributable to Liberty Braves stockholders	$29	24	15	(7)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	numbers of shares in millions
Basic WASO	232	232	232	232
Potentially dilutive shares (a)(b)	9	8	9	8
Diluted WASO (b)	241	240	241	240
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Liberty Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 5,271,475 shares as of June 30, 2022. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest is dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period. Additionally, an adjustment is also made to the numerator for a hypothetical mark to market adjustment on the shares of Series A Liberty Formula One common stock included in the Securities Basket underlying the warrants in periods in which cash settlement would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$111	55	76	9
Adjustments	(27)	24	(7)	25
Diluted earnings (loss) attributable to Formula One stockholders	$84	79	69	34

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2022			December 31, 2021
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,276	2,276	—	2,436	2,436	—
Investment in trust account	$576	576	—	575	575	—
Debt and equity securities	$106	106	—	217	217	—
Financial instrument assets	$404	83	321	640	99	541
Debt	$3,581	—	3,581	5,222	—	5,222
Financial instrument liabilities	$6	6	—	59	20	39

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized.  Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Investments in the trust account and debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheets. As of June 30, 2022, $1 million and $403 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2021, $527 million and $113 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Debt and equity securities	$(7)	167	(12)	216
Debt measured at fair value (a)	577	(71)	646	(184)
Change in fair value of bond hedges (b)	(201)	46	(269)	59
Other	11	13	74	15
	$380	155	439	106
(a)	The Company elected to account for its exchangeable senior debentures and cash convertible notes (as described in note 8) using the fair value option. Changes in the fair value of the exchangeable senior debentures and cash convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a gain of $52 million and a loss of $8 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $41 million and a loss of $68 million for the six months ended June 30, 2022 and 2021, respectively, and the cumulative change since issuance was a gain of $109 million as of June 30, 2022, net of the recognition of previously unrecognized gains and losses.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 8 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2022 and the carrying amount at December 31, 2021:

	June 30, 2022			December 31, 2021
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	31%	$5,751	$112	89
Sirius XM Canada	70%	$ NA	639	642
Other		NA	72	74
Total Liberty SiriusXM Group			823	805

Braves Group
Other	various	NA	115	110
Total Braves Group			115	110

Formula One Group
Other	various	NA	28	30
Total Formula One Group			28	30
Consolidated Liberty			$966	945
(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral as of June 30, 2022 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Live Nation	$54	(67)	33	(178)
Sirius XM Canada	3	3	6	7
Other	(3)	(6)	(3)	(12)
Total Liberty SiriusXM Group	54	(70)	36	(183)

Braves Group
Other	8	8	12	11
Total Braves Group	8	8	12	11

Formula One Group
Other	(1)	14	(1)	29
Total Formula One Group	(1)	14	(1)	29
Consolidated Liberty	$61	(48)	47	(143)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Canada

As of June 30, 2022, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

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

In May 2017, Sirius XM Holdings extended a loan to Sirius XM Canada in the principal amount of $131 million.  In connection with the execution of the amended and restated services and distribution agreement, Sirius XM Holdings forgave $113 million in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 million on such loan as of June 30, 2022. The principal amount that was forgiven by Sirius XM Holdings was considered satisfied as contributed capital to Sirius XM Canada.

Sirius XM Holdings has approximately $19 million in related party current assets as of June 30, 2022. Sirius XM Holdings recorded approximately $28 million and $25 million in revenue during the three months ended June 30, 2022 and 2021, respectively, and $55 million and $50 million in revenue during the six months ended June 30, 2022 and 2021, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during the three months ended June 30, 2021 and less than $1 million and $1 million during the six months ended June 30, 2022 and 2021, respectively.

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $14 million for each of the three months ended June 30, 2022 and 2021, and $27 million for each of the six months ended June 30, 2022 and 2021. Sirius XM Holdings also had related party liabilities of $18 million as of June 30, 2022 related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2022	$15,112	3,956	180	19,248
Acquisitions (a)	97	—	—	97
Other	—	—	(4)	(4)
Balance at June 30, 2022	$15,209	3,956	176	19,341
(a)	Sirius XM Holdings recorded goodwill related to acquisitions in January 2022 and May 2022.

Intangible Assets Subject to Amortization

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(1,031)	2,599	3,630	(936)	2,694
Customer relationships	3,054	(1,809)	1,245	3,053	(1,679)	1,374
Licensing agreements	359	(257)	102	355	(243)	112
Other	2,066	(1,467)	599	1,933	(1,316)	617
Total	$9,109	(4,564)	4,545	8,971	(4,174)	4,797

Amortization expense for intangible assets with finite useful lives was $196 million and $202 million for the three months ended June 30, 2022 and 2021, respectively, and $391 million and $401 million for the six months ended June 30, 2022 and 2021, respectively. Based on its amortizable intangible assets as of June 30, 2022, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2022	$385
2023	$745
2024	$419
2025	$366
2026	$349

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2022	2022	2021

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$1,000	1,182	1,540
2.125% Exchangeable Senior Debentures due 2048 (1)	387	387	416
2.25% Exchangeable Senior Debentures due 2048 (1)	—	—	644
2.75% Exchangeable Senior Debentures due 2049 (1)	586	565	624
0.5% Exchangeable Senior Debentures due 2050 (1)	920	1,031	1,332
Sirius XM Holdings Margin Loan	875	875	875
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.125% Senior Notes due 2026	1,000	991	990
Sirius XM 5.0% Senior Notes due 2027	1,500	1,492	1,491
Sirius XM 4.0% Senior Notes due 2028	2,000	1,980	1,979
Sirius XM 5.50% Senior Notes due 2029	1,250	1,240	1,239
Sirius XM 4.125% Senior Notes due 2030	1,500	1,486	1,485
Sirius XM 3.875% Senior Notes due 2031	1,500	1,484	1,484
Pandora 1.75% Convertible Senior Notes due 2023	193	193	177
Sirius XM Senior Secured Revolving Credit Facility	510	510	—
Sirius XM Incremental Term Loan	500	500	—
Deferred financing costs		(13)	(14)
Total Liberty SiriusXM Group	13,721	13,903	14,262
Braves Group
Subsidiary notes and loans:
Notes and loans	602	602	700
Deferred financing costs		(3)	(3)
Total Braves Group	602	599	697
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	240	416	666
Other	66	66	69
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,902	2,902
Deferred financing costs		(4)	(6)
Total Formula One Group	3,208	3,380	3,631
Total debt	$17,531	17,882	18,590
Debt classified as current		(911)	(2,891)
Total long-term debt		$16,971	15,699

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

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of June 30, 2022.

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

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. As of June 30, 2022, the Bond Hedge Transaction covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. The bond hedge expires on October 15, 2023 and is included in Other assets as of June 30, 2022 and Other current assets as of December 31, 2021 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of the Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. As of June 30, 2022, the warrants covered, in the aggregate, 5,271,475 shares of Series A Liberty Formula One common stock, 21,429,600 shares of Series A Liberty SiriusXM common stock and 2,292,037 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of June 30, 2022. As of June 30, 2022, the basket price of the securities underlying the warrants was $53.85 per share, which is the same as the basket price of the securities underlying the Bond Hedge Transaction. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants are attributed to the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes is approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the six months ended June 30, 2022, Liberty paid approximately $240 million to repurchase approximately $146 million aggregate principal amount of the 1% Convertible Notes. As of June 30, 2022, the 1% Convertible Notes are classified as a current liability in the condensed consolidated balance sheet, as the conversion conditions have been met as of such date.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. Accordingly, the 2.125% Exchangeable Senior Debentures due 2048 are classified as a current liability in the condensed consolidated balance sheet as of June 30, 2022. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

and any drawn portion of the revolver carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 4.25% per annum at June 30, 2022. As of June 30, 2022, availability under the Sirius XM Holdings Margin Loan was $875 million. As of June 30, 2022, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $6,130 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 9, 2020, the Live Nation Margin Loan agreement was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. On May 9, 2022, the margin loan was amended, replacing the delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2022, availability under the Live Nation Margin Loan was $400 million. As of June 30, 2022, 9.0 million shares of the Company’s Live Nation common stock with a value of $741 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty SiriusXM Group.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 3.14% per annum as of June 30, 2022. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of June 30, 2022 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,240 million as of June 30, 2022.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million which matures on April 11, 2024. Interest on the incremental term loan borrowing is based on Adjusted Term SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 2.32% per annum as of June 30, 2022.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of June 30, 2022
	June 30,	December 31,	Borrowing	Weighted avg	Maturity
	2022	2021	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$—	120	185	NA	various
Ballpark funding
Senior secured note	175	178	NA	3.77%	September 2041
Floating rate notes	52	55	NA	3.95%	September 2029
Stadium credit facility	44	46	45	2.87%	July 2026
Mixed-use credit facilities and loans	301	271	316	3.87%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$602	700

Formula 1 Loans

Formula 1 has a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”), which includes a $500 million revolving credit facility. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of June 30, 2022, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 4.17% as of June 30, 2022. The Senior Loan Facility is secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of June 30, 2022, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio and debt yield ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of June 30, 2022.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2022
Sirius XM 3.125% Senior Notes due 2026	$880
Sirius XM 5.0% Senior Notes due 2027	$1,387
Sirius XM 4.0% Senior Notes due 2028	$1,720
Sirius XM 5.50% Senior Notes due 2029	$1,144
Sirius XM 4.125% Senior Notes due 2030	$1,245
Sirius XM 3.875% Senior Notes due 2031	$1,193
Pandora 1.75% Convertible Senior Notes due 2023	$212

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at June 30, 2022.

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

The changes in the components of redeemable noncontrolling interests were as follows (in millions):

Balance at January 1, 2022	$575
Net earnings (loss) attributable to the noncontrolling interests	11
Change in redemption value of redeemable noncontrolling interests	(10)
Balance at June 30, 2022	$576

The Public Warrants, issued as part of the Units in the IPO, have certain provisions which require LMAC to account for these instruments at fair value as a liability. Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock. At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs. At June 30, 2022, the value of the liability was $6 million based on the fair market value of the Public Warrants.

On April 15, 2021, the Sponsor entered into an agreement to provide up to $2.5 million to LMAC for working capital purposes. During the three months ended March 31, 2022, the agreement was amended to increase the aggregate principal available for borrowing to $4 million. As of June 30, 2022, LMAC had borrowed $3 million under the loan. The working capital loan will either be repaid upon consummation of the initial business combination or the deadline for LMAC to complete an initial business combination, without interest, or, at the Sponsor’s discretion, up to $2.5 million of such loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, LMAC may use funds outside of the trust account to repay the working capital loan, but funds in the trust account would not be used to repay the working capital loan.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

contracts as of June 30, 2022 aggregated $553 million, which is payable as follows: $199 million in 2022, $115 million in 2023, $73 million in 2024, $50 million in 2025 and $116 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

SXM-7 Satellite

During the three months ended March 31, 2021, Sirius XM Holdings recorded an impairment charge of $220 million to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statement of operations related to the total loss of the SXM-7 satellite. Sirius XM Holdings procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 was $225 million. Sirius XM Holdings recorded $140 million and $85 million of insurance recoveries during the three months ended June 30, 2021 and September 30, 2021, respectively.

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite. During the six months ended June 30, 2022, the XM-5 satellite replaced the XM-4 satellite. The XM-3 and XM-4 satellites remain available as in-orbit spares.

Impact of COVID-19

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. The business operations of Formula 1, the Atlanta Braves and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19. In 2020, the regular baseball season was comprised of 60 games and Formula 1 had 17 Events. The 2021 regular baseball season was comprised of 161 games. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. In 2022, Formula 1 expects to hold 22 Events and Braves Holdings expects a full 162 game schedule. It is unclear whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance in the future, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

Restructuring of Sirius XM Holdings’ leases

During the six months ended June 30, 2021, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, surrendered certain office leases, primarily in New York, New York and Oakland, California.  Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, Sirius XM Holdings recorded impairments aggregating $18 million to reduce the carrying value of the assets to their fair values. Additionally, Sirius XM Holdings accrued expenses of $6 million for which it will not recognize any future economic benefits and wrote off leasehold improvements of $1 million. The fair values of the assets were determined using a discounted cash flow model based on Sirius XM Holdings management's assumptions

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 million was recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statement of operations for the six months ended June 30, 2021.

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

On August 23, 2021, the United States Court of Appeals for the Ninth Circuit issued an Opinion in a related case, Flo & Eddie Inc. v. Sirius XM Radio Inc. The related case also concerned a class action suit brought by Flo & Eddie Inc. regarding the public performance of pre-1972 recordings under California law.  Relying on California’s copyright statute, Flo & Eddie argued that California law gave it the “exclusive ownership” of its pre-1972 songs, including the right of public performance. The Ninth Circuit reversed the District Court’s grant of partial summary judgment to Flo & Eddie Inc. The Ninth Circuit held that the District Court in this related case erred in concluding that “exclusive ownership” under California’s copyright statute included the right of public performance. The Ninth Circuit remanded the case for entry of judgment consistent with the terms of the parties’ contingent settlement agreement, and on October 6, 2021, the parties to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the related case stipulated to its dismissal with prejudice. The Flo & Eddie Inc. v. Sirius XM Radio Inc. decision is precedential in the Ninth Circuit, and therefore Sirius XM Holdings believes substantially narrows the claims that Flo & Eddie may continue to assert against Pandora.

Following issuance of the Flo & Eddie Inc. v. Sirius XM Radio Inc. opinion, on September 3, 2021, the Ninth Circuit lifted the stay of appellate proceedings in Flo & Eddie, Inc. v. Pandora Media, LLC. Pandora promptly filed an appeal of the District Court’s order denying the renewed motion to dismiss the case under California’s anti-SLAAP statute.

On June 2, 2022, the Ninth Circuit upheld the District Court’s order denying dismissal of the case under California’s anti-SLAPP statute, finding that Pandora had failed to demonstrate that Flo & Eddie’s claims arise from Pandora’s protected conduct.  As part of the decision, the Ninth Circuit noted that Pandora had forcefully argued that the Court’s decision in Flo & Eddie Inc. v. Sirius XM Radio Inc., and other decisions under New York, Florida and Georgia law, foreclosed Flo & Eddie’s claims as a matter of law. Because the case has been pending for over seven years, the Ninth Circuit remanded the case to the District Court and directed “the district court to consider expedited motions practice on the legal validity of Flo & Eddie’s claims in light of the intervening precedent.”

The District Court has scheduled a hearing to review next steps in this case. Sirius XM Holdings continues to believe it has substantial defenses to the remaining claims asserted in this action, and intends to defend this action vigorously.

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

For the six months ended June 30, 2022, the Company has identified the following subsidiaries as its reportable segments:

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,719	1,641	3,432	3,252
Advertising	452	429	835	783
Equipment	45	51	98	108
Other	38	38	75	74
Total Liberty SiriusXM Group	2,254	2,159	4,440	4,217
Braves Group
Corporate and other:
Baseball	247	204	258	211
Development	13	12	25	21
Total Braves Group	260	216	283	232
Formula One Group
Formula 1:
Primary	628	464	915	623
Other	116	37	189	58
Total Formula One Group	744	501	1,104	681
Consolidated Liberty	$3,258	2,876	5,827	5,130

Live Nation’s revenue was $4,434 million and $576 million during the three months ended June 30, 2022 and 2021, respectively, and $6,237 million and $867 million during the six months ended June 30, 2022 and 2021, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended June 30, 2022 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the six months ended June 30, 2022 were approximately $347 million and $569 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,313 million for the remainder of 2022, $1,997 million in 2023, $1,699 million in 2024, $3,939 million in 2025 through 2030, and $787 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$679	699	1,369	1,381
Live Nation	480	10	689	(142)
Corporate and other	(4)	(2)	(9)	(7)
	1,155	707	2,049	1,232
Eliminate equity method affiliate	(480)	(10)	(689)	142
Total Liberty SiriusXM Group	675	697	1,360	1,374
Braves Group
Corporate and other	55	53	36	31
Total Braves Group	55	53	36	31
Formula One Group
Formula 1	154	66	276	132
Corporate and other	(8)	(3)	(18)	(10)
Total Formula One Group	146	63	258	122
Consolidated Liberty	$876	813	1,654	1,527

Other Information

	June 30, 2022
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,769	711	196
Live Nation	16,421	328	102
Corporate and other	1,383	112	—
	47,573	1,151	298
Eliminate equity method affiliate	(16,421)	(328)	(102)
Total Liberty SiriusXM Group	31,152	823	196
Braves Group
Corporate and other	1,609	115	8
Total Braves Group	1,609	115	8
Formula One Group
Formula 1	9,039	—	8
Corporate and other	2,531	28	243
Total Formula One Group	11,570	28	251
Elimination (1)	(571)	—	—
Consolidated Liberty	$43,760	966	455
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

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA	$876	813	1,654	1,527
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	(1)	137	(1)	(108)
Stock-based compensation	(57)	(60)	(112)	(123)
Depreciation and amortization	(262)	(268)	(522)	(532)
Operating income (loss)	556	622	1,019	764
Interest expense	(161)	(158)	(318)	(316)
Share of earnings (losses) of affiliates, net	61	(48)	47	(143)
Realized and unrealized gains (losses) on financial instruments, net	380	155	439	106
Other, net	22	13	67	28
Earnings (loss) before income taxes	$858	584	1,254	439

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment at June 30, 2022. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2021, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2022, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains an approximate 3.7% intergroup interest in the Braves Group and an approximate 2.2% intergroup interest in the Formula One Group as of June 30, 2022. As of June 30, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $494 million, which includes approximately $126 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2022, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. Additionally, the Liberty SiriusXM Group and the Formula One Group retain approximate 3.7% and 11.0% intergroup interests, respectively, in the Braves Group as of June 30, 2022. As of June 30, 2022, the Braves Group has cash and cash equivalents of approximately $207 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of June 30, 2022, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, an approximate 11.0% intergroup interest in the Braves Group and Liberty’s 1% Cash Convertible Notes due 2023. The Liberty SiriusXM Group retains an approximate 2.2% intergroup interest in the Formula One Group as of June 30, 2022. The Formula One Group has cash and cash equivalents of approximately $1,944 million as of June 30, 2022, which includes $935 million of subsidiary cash.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar, comprised of 17 Events, and the Major League Baseball season, comprised of 60 regular season games, were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. The 2021 regular baseball season was comprised of 161 games, which approximates the number of regular season games held in years prior to the COVID-19 pandemic. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. In 2022, Formula 1 expects to hold 22 Events and Braves Holdings expects a full 162 game schedule. It is unclear whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance in the future, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,254	2,159	4,440	4,217
Total Liberty SiriusXM Group	2,254	2,159	4,440	4,217
Braves Group
Corporate and other	260	216	283	232
Total Braves Group	260	216	283	232
Formula One Group
Formula 1	744	501	1,104	681
Total Formula One Group	744	501	1,104	681
Consolidated Liberty	$3,258	2,876	5,827	5,130

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$479	640	972	877
Corporate and other	(7)	(6)	(16)	(14)
Total Liberty SiriusXM Group	472	634	956	863
Braves Group
Corporate and other	35	31	(5)	(9)
Total Braves Group	35	31	(5)	(9)
Formula One Group
Formula 1	65	(36)	99	(69)
Corporate and other	(16)	(7)	(31)	(21)
Total Formula One Group	49	(43)	68	(90)
Consolidated Liberty	$556	622	1,019	764

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$679	699	1,369	1,381
Corporate and other	(4)	(2)	(9)	(7)
Total Liberty SiriusXM Group	675	697	1,360	1,374
Braves Group
Corporate and other	55	53	36	31
Total Braves Group	55	53	36	31
Formula One Group
Formula 1	154	66	276	132
Corporate and other	(8)	(3)	(18)	(10)
Total Formula One Group	146	63	258	122
Consolidated Liberty	$876	813	1,654	1,527

Revenue.  Our consolidated revenue increased $382 million and $697 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were driven by increases in revenue for Formula 1, Sirius XM Holdings and Braves Holdings.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income decreased $66 million and increased $255 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2022 was primarily driven by a $161 million decrease in Sirius XM Holdings operating results, partially offset by improvements of $101 million and $5 million in Formula 1 and Braves Holdings operating results, respectively. The increase for the six months ended June 30, 2022 was primarily driven by improvements of $168 million, $95 million and $5 million in Formula 1, Sirius XM Holdings and Braves Holdings operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

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

We recorded $112 million and $123 million of stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively. The decrease in stock compensation expense is primarily due to decreases at Formula 1 and Sirius XM Holdings. As of June 30, 2022, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $44 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.7 years. Additionally, as of June 30, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $418 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Operating income (loss)	$556	622	1,019	764
Depreciation and amortization	262	268	522	532
Stock-based compensation	57	60	112	123
Impairment, restructuring and acquisition costs, net of recoveries	1	(137)	1	108
Adjusted OIBDA	$876	813	1,654	1,527

Consolidated Adjusted OIBDA increased $63 million and $127 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended June 30, 2022 was primarily due to increases of $88 million and $3 million in Formula 1 and Braves Holdings Adjusted OIBDA, respectively, partially offset by a $20 million decrease in Sirius XM Holdings Adjusted OIBDA. The increase in Adjusted OIBDA for the six months ended June 30, 2022 was primarily due to increases of $144 million and $6 million in Formula 1 and Braves Holdings Adjusted OIBDA, respectively, partially offset by a decrease of $12 million in Sirius XM Holdings Adjusted OIBDA. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(125)	(123)	(247)	(243)
Braves Group	(6)	(6)	(12)	(12)
Formula One Group	(30)	(29)	(59)	(61)
Consolidated Liberty	$(161)	(158)	(318)	(316)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$54	(70)	36	(183)
Braves Group	8	8	12	11
Formula One Group	(1)	14	(1)	29
Consolidated Liberty	$61	(48)	47	(143)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$296	86	357	—
Braves Group	1	(1)	6	1
Formula One Group	83	70	76	105
Consolidated Liberty	$380	155	439	106

Other, net
Liberty SiriusXM Group	$4	8	24	19
Braves Group	1	1	21	—
Formula One Group	17	4	22	9
Consolidated Liberty	$22	13	67	28

	$302	(38)	235	(325)

Interest expense. Consolidated interest expense was relatively flat for the three and six months ended June 30, 2022, as compared to the corresponding period in the prior year.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Live Nation	$54	(67)	33	(178)
Sirius XM Canada	3	3	6	7
Other	(3)	(6)	(3)	(12)
Total Liberty SiriusXM Group	54	(70)	36	(183)

Braves Group
Other	8	8	12	11
Total Braves Group	8	8	12	11

Formula One Group
Other	(1)	14	(1)	29
Total Formula One Group	(1)	14	(1)	29
Consolidated Liberty	$61	(48)	47	(143)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Debt and equity securities	$(7)	167	(12)	216
Debt measured at fair value	577	(71)	646	(184)
Change in fair value of bond hedges	(201)	46	(269)	59
Other	11	13	74	15
	$380	155	439	106

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

Other, net.  Other, net income increased $9 million and $39 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended June 30, 2022 was primarily driven by foreign exchange gains and gains on extinguishment of debt related to Formula One Group corporate debt. The increase for the six months ended June 30, 2022 was primarily driven by gains on the sale of three minor league teams at Braves Holdings, gains on extinguishment of debt primarily related to Liberty SiriusXM Group corporate debt and foreign exchange gains.

Income taxes.  During the three and six months ended June 30, 2022, we had earnings before income taxes of $858 million and $1,254 million, respectively, and income tax expense of $184 million and $284 million, respectively. During the three and six months ended June 30, 2021, we had earnings before income taxes of $584 million and $439 million, respectively, and income tax expense of $56 million and income tax benefit of $75 million, respectively. For the three months ended June 30, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes. For the six months ended June 30, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes, partially offset by earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate. For the three months ended June 30, 2021, the Company recognized additional tax benefits for a change in its foreign effective tax rate, partially offset by an increase in our valuation allowance. For the six months ended June 30, 2021, the Company recognized additional tax benefits for a change in its foreign effective tax rate and the settlement of a state income tax audit at Sirius XM Holdings, partially offset by an increase in our valuation allowance.

Net earnings.  We had net earnings of $674 million and $970 million for the three and six months ended June 30, 2022, respectively, and net earnings of $528 million and $514 million for the three and six months ended June 30, 2021, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2022, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of June 30, 2022, Liberty had $106 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of June 30, 2022 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$126
Corporate and other	368
Total Liberty SiriusXM Group	$494
Braves Group
Corporate and other	$207
Total Braves Group	$207
Formula One Group
Formula 1	$935
Corporate and other	1,009
Total Formula One Group	$1,944

Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash, except through dividends. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of June 30, 2022, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of June 30, 2022, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 8 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of June 30, 2022.

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

	Six months ended
	June 30,
	2022	2021

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$887	875
Braves Group cash provided (used) by operating activities	100	48
Formula One Group cash provided (used) by operating activities	234	312
Net cash provided (used) by operating activities	$1,221	1,235
Liberty SiriusXM Group cash provided (used) by investing activities	$(280)	(235)
Braves Group cash provided (used) by investing activities	34	(17)
Formula One Group cash provided (used) by investing activities	(129)	(502)
Net cash provided (used) by investing activities	$(375)	(754)
Liberty SiriusXM Group cash provided (used) by financing activities	$(711)	(98)
Braves Group cash provided (used) by financing activities	(105)	15
Formula One Group cash provided (used) by financing activities	(227)	733
Net cash provided (used) by financing activities	$(1,043)	650

Liberty’s primary uses of cash during the six months ended June 30, 2022 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $1.3 billion of debt repayments, $241 million to purchase land adjacent to the Las Vegas Strip in support of the 2023 Las Vegas Grand Prix, $319 million of Series A and Series C Liberty SiriusXM common stock repurchases and $37 million of Series A Liberty Formula One common stock repurchases. These uses were primarily funded by $350 million of borrowings under the margin loans secured by shares of Live Nation and Sirius XM Holdings, dividends from Sirius XM Holdings and cash on hand.

Sirius XM Holdings’ primary uses of cash were dividends paid to stockholders, repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment and acquisitions. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the six months ended June 30, 2022, Sirius XM Holdings declared quarterly dividends and a special dividend and paid in cash an aggregate amount of $1,159 million, of which Liberty received $942 million. On July 14, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0219615 per share of common stock payable on August 31, 2022 to stockholders of record as of the close of business on August 5, 2022.

During the six months ended June 30, 2022, Formula 1 generated cash from operations and did not have any material uses of cash.

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

The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of June 30, 2022, the Sirius XM business had approximately 34.0 million subscribers.

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

Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of June 30, 2022, Pandora had approximately 6.3 million subscribers.

The majority of revenue from Pandora is generated from advertising on its ad-supported radio service which is sold under the SXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Pandora also sells advertising on other audio platforms and in widely distributed podcasts, which are considered to be off-platform services. Pandora has an arrangement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries and is able to offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Pandora also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

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

As of June 30, 2022, there is an approximate 18% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Sirius XM:
Subscriber revenue	$1,588	1,508	3,170	2,989
Advertising revenue	50	45	97	87
Equipment revenue	45	51	98	108
Other revenue	38	38	75	74
Total Sirius XM revenue	1,721	1,642	3,440	3,258
Pandora and Off-platform:
Subscriber revenue	131	133	262	263
Advertising revenue	402	384	738	696
Total Pandora and Off-platform revenue	533	517	1,000	959
Total revenue	2,254	2,159	4,440	4,217
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(668)	(647)	(1,317)	(1,270)
Pandora and Off-platform cost of services	(367)	(325)	(697)	(630)
Subscriber acquisition costs	(91)	(89)	(181)	(175)
Selling, general and administrative expenses	(386)	(340)	(754)	(648)
Other operating expenses	(63)	(59)	(122)	(113)
Adjusted OIBDA	679	699	1,369	1,381
Impairment, restructuring and acquisition costs, net of recoveries	(1)	137	(1)	(108)
Stock-based compensation	(47)	(47)	(92)	(98)
Depreciation and amortization	(152)	(149)	(304)	(298)
Operating income	$479	640	972	877

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 5% and 6% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were primarily driven by 7% and 8% increases in Sirius XM’s average monthly revenue per subscriber, respectively, as a result of higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 11% for each of the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year primarily due to a greater number of spots sold and aired, primarily on news and sports channels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue decreased approximately 12% and 9% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily driven by lower original equipment manufacturer (“OEM”) royalties due to supplier cost increases related to semiconductor supply shortages and lower sales of components and accessories, partially offset by higher chipset volume.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue was flat and increased 1% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the six months ended June 30, 2022 was driven by higher revenue generated by Sirius XM Canada, partially offset by lower revenue generated by Sirius XM’s connected vehicle services.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus, Pandora Premium and Stitcher subscriptions. Pandora and off-platform subscriber revenue decreased 2% and was flat during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2022 was primarily driven by a decrease in Pandora’s subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue increased 5% and 6% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to additional revenue generated by the AdsWizz platform as well as higher podcast revenue from increased downloads.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 2% for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 14% and 11% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding period in the prior year driven by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs decreased 1% and increased 3% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2022 was primarily driven by lower call center costs. The increase for the six months ended June 30, 2022 was driven by higher transaction costs and bad debt expense resulting from a higher average self-pay subscriber base, partially offset by lower call center costs.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services decreased 7% and increased 5% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2022 was primarily driven by lower component and accessories sales. The increase for the six months ended June 30, 2022 was primarily driven by higher wireless costs associated with consumers using Sirius XM’s 360L platform and its connected vehicle services, partially offset by lower component and accessories sales.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services increased 13% and 11% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 14% and 12% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher costs related to the acquisition of rights to certain podcasts.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 8% and 10% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to higher personnel-related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs decreased 4% and increased 5% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2022 was primarily driven by lower bad debt and transaction fee costs. The increase for the six months ended June 30, 2022 was primarily driven by higher bad debt expense due to recoveries during the six months ended June 30, 2021.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs increased 20% and decreased 7% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior. The increase for the three months ended June 30, 2022 was driven by higher data center costs. The decrease for the six months ended June 30, 2022 was driven by lower streaming costs resulting from a decline in listener hours, partially offset by higher personnel-related costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and six months ended June 30, 2022, subscriber acquisition costs increased approximately 2% and 3%, respectively, as compared to the corresponding periods in the prior year driven by higher OEM installations.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2022, selling, general and administrative expense increased 14% and 16%, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to additional investments in advertising and marketing to support Sirius XM Holdings’ brands, higher digital marketing expenditures and higher legal, data center and consulting costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three and six months ended June 30, 2022 other operating expenses increased approximately 7% and 8%, respectively, as compared to the corresponding periods in the prior year, driven by higher cloud hosting costs.

Impairment, restructuring and acquisition, net of recoveries include impairment charges, net of insurance recoveries, associated with the SXM-7 satellite, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs. During the three months ended June 30, 2022, Sirius XM Holdings recorded $1 million of acquisition costs. During the six months ended June 30, 2021, Sirius XM Holdings recorded a $220 million impairment to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing and restructuring costs of $25 million resulting from the termination of leased office space. During the three months ended June 30, 2021, Sirius XM Holdings recorded insurance recoveries related to the SXM-7 satellite of $140 million and acquisition and restructuring costs of $3 million. Impairment, restructuring and acquisition costs, net of recoveries have been excluded from Adjusted OIBDA.

Stock-based compensation was flat and decreased 6% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the six months ended June 30, 2022 is primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 2% for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year, primarily driven by developed software being placed into service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2021 World Championship calendar was originally scheduled to have 23 Events. However, due to the COVID-19 pandemic, during the third quarter of 2021, the 2021 World Championship was revised to 22 Events. Restrictions on fan attendance reduced as 2021 progressed, with all Events in the second half of the year operating at either full capacity or with fewer restrictions than had been applied at Events in the first half of the year. There are currently 22 Events scheduled in 2022, following the cancellation of the Russian Grand Prix. During the six months ended June 30, 2022, Events have had record attendance, with crowd and hospitality numbers well above pre-COVID-19 levels.

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Primary Formula 1 revenue	$628	464	915	623
Other Formula 1 revenue	116	37	189	58
Total Formula 1 revenue	744	501	1,104	681
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(534)	(398)	(729)	(482)
Selling, general and administrative expenses	(56)	(37)	(99)	(67)
Adjusted OIBDA	154	66	276	132
Stock-based compensation	(1)	(5)	(1)	(8)
Depreciation and amortization	(88)	(97)	(176)	(193)
Operating income (loss)	$65	(36)	99	(69)

Number of Events	7	7	9	8

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

Primary Formula 1 revenue increased $164 million and $292 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. Race promotion revenue increased during the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year due to higher fees generated from the different mix of Events held and contractual increases in fees. Media rights revenue increased during the three and six months ended June 30, 2022 due to growth in F1 TV subscription revenue as well as increased revenue pursuant to certain new and renewed broadcasting agreements. Sponsorship revenue increased during the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year due to revenue from new sponsors and higher race-specific revenue generated from the different Events held. Race promotion revenue, media rights revenue and sponsorship revenue were all higher during the six months ended June 30, 2022 as compared to the corresponding prior year period due to the impact of recognizing race-specific and season-based income from nine Events during the six months ended June 30, 2022 compared to eight Events during the six months ended June 30, 2021. During the six months ended June 30, 2021, race promotion revenue included a one-time settlement which relieved a race promoter from its obligation to stage a race that was originally scheduled to be held in 2020.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue increased $79 million and $131 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to the ability to undertake a greater scope of activities during the three and six months ended June 30, 2022 due to the reduced impact of COVID-19 when compared to the three and six months ended June 30, 2021. The Formula One Paddock Club operated at five Events and seven Events during the three and six months ended June 30, 2022, respectively, and did not operate during the three and six months ended June 30, 2021. In addition, freight revenue increased for both the three and six months ended June 30, 2022, as compared to the corresponding prior year periods due to the increased number of Events outside of Europe and the impact of freight cost inflation on billing rates.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Team payments	$(368)	(308)	(468)	(352)
Other costs of Formula 1 revenue	(166)	(90)	(261)	(130)
Cost of Formula 1 revenue	$(534)	(398)	(729)	(482)

Cost of Formula 1 revenue increased $136 million and $247 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increases in team payments during the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year, were attributable to the pro rata recognition of team payments.

Other costs of Formula 1 revenue include costs incurred in the provision and sale of freight, travel and logistical costs, hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs also include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and costs related to Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities. Other costs increased $76 million and $131 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year, driven by the impact of a greater scope of activities on hospitality, logistical, travel, technical, race promotion and Formula 2 and Formula 3 related costs as well as more Events outside of Europe and the impact of inflation on freight costs. The increase for the six months ended June 30, 2022, as compared to the corresponding period in the prior year was also driven by the impact of one additional Event.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $19 million and $32 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to higher personnel and information technology costs as well as higher legal and other advisory fees.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $4 million and $7 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in the number of awards granted.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $9 million and $17 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings is our wholly-owned subsidiary that indirectly owns and operates ANLBC. In addition, Braves Holdings indirectly owned and operated three Professional Development League clubs (the Gwinnett Stripers, Mississippi Braves and Rome Braves) until they were sold in January 2022. ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority and the area surrounding the stadium offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the new stadium and the construction of the Development Project.

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

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Baseball revenue	$247	204	258	211
Development revenue	13	12	25	21
Total Braves Holdings revenue	260	216	283	232
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(175)	(142)	(198)	(162)
Selling, general and administrative expenses	(28)	(20)	(45)	(36)
Adjusted OIBDA	57	54	40	34
Stock-based compensation	(2)	(2)	(4)	(4)
Depreciation and amortization	(18)	(20)	(36)	(35)
Operating income (loss)	$37	32	—	(5)

Home Games	41	42	41	42

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from three primary sources: ballpark operations (ticket sales, concessions, corporate sales, suites and premium seat fees), local broadcast rights and shared Major League Baseball revenue streams, including national broadcast rights and licensing. Development revenue is derived from the mixed-use facilities and primarily includes rental income.  Braves Holdings revenue increased $44 million and $51 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. Increased capacity and ticket demand at regular season and Spring Training games during the three and six months ended June 30, 2022 drove increases in ballpark operations revenue as compared to the corresponding periods in the prior year. Additional special events held during the three and six months ended June 30, 2022 also drove increases in revenue as compared to the corresponding periods in the prior year. Development revenue increased during the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year, due to a reduction in deferred payment arrangements as well as increases in rental income from various new lease commencements.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2022, other operating expenses increased $33 million and $36 million, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher player salaries, more normalized levels of facility and game day expenses for regular season and Spring Training games, increased revenue sharing expenses and increases in personnel costs.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $8 million and $9 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year due to increased special event expenses, increased marketing initiatives for the 2022 season and higher personnel costs.

Stock-based compensation was flat during the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year.

Depreciation and amortization decreased $2 million and was relatively flat during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2022 was due to lower amortization expense related to player contracts.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,885	3.4%	$11,836	3.6%
Braves Group	$167	3.8%	$435	3.8%
Formula One Group	$832	4.2%	$2,376	3.4%

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

At June 30, 2022, the fair value of our marketable equity securities was $106 million. Had the market price of such securities been 10% lower at June 30, 2022, the aggregate value of such securities would have been approximately $11 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at June 30, 2022 the aggregate value of such security would have been $575 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

A summary of the repurchase activity for the three months ended June 30, 2022 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
April 1-30, 2022	395,100	$45.32	762,800	$44.70	1,157,900	$205
May 1-31, 2022	447,400	$41.43	430,417	$40.30	877,817	$1,169
June 1-30, 2022	115,500	$36.30	657,650	$38.26	773,150	$1,139
Total	958,000		1,850,867		2,808,867

There were no repurchases of Series A Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended June 30, 2022.

During the three months ended June 30, 2022, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

II-1

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1

Liberty Media Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty Media Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on April 26, 2022 (File No. 001-35707))

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

LIBERTY MEDIA CORPORATION
Date:	August 5, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 5, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3