Form 10-Q
period 2022-09-30
Liberty Media Corp
filed 2022-11-04
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2022 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,094,012	9,802,232	218,565,844
Liberty Braves common stock	10,313,935	981,262	41,573,282
Liberty Formula One common stock	23,974,078	2,445,666	207,402,332

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2022	December 31, 2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,542	2,814
Trade and other receivables, net	826	828
Other current assets	602	1,170
Total current assets	3,970	4,812
Investments in affiliates, accounted for using the equity method (note 6)	1,028	945

Property and equipment, at cost	4,329	4,027
Accumulated depreciation	(2,147)	(2,017)
	2,182	2,010
Intangible assets not subject to amortization (note 7):
Goodwill	19,341	19,248
FCC licenses	8,600	8,600
Other	1,366	1,385
	29,307	29,233
Intangible assets subject to amortization, net (note 7)	4,406	4,797
Other assets	2,342	2,554
Total assets	$43,235	44,351

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,640	1,832
Current portion of debt, including $424 million and $2,850 million measured at fair value, respectively (note 8)	499	2,891
Deferred revenue	1,930	1,790
Other current liabilities	95	97
Total current liabilities	4,164	6,610
Long-term debt, including $2,927 million and $2,372 million measured at fair value, respectively (note 8)	17,066	15,699
Deferred income tax liabilities	2,093	2,218
Other liabilities	868	987
Total liabilities	$24,191	25,514

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2022	December 31, 2021

	amounts in millions,
	except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 9)	$578	575

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,094,012 shares at September 30, 2022 and 101,623,360 shares at December 31, 2021 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,313,935 shares at September 30, 2022 and 10,313,703 shares at December 31, 2021 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,974,078 shares at September 30, 2022 and 24,638,242 shares at December 31, 2021 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at September 30, 2022 and 9,802,232 at December 31, 2021 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,262 shares at September 30, 2022 and 981,494 at December 31, 2021 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,666 shares at September 30, 2022 and 2,445,895 shares at December 31, 2021 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 218,559,292 shares at September 30, 2022 and 222,874,721 shares at December 31, 2021 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 41,572,400 shares at September 30, 2022 and 41,494,524 shares at December 31, 2021 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 207,173,169 shares at September 30, 2022 and 205,107,088 shares at December 31, 2021 (note 2)	2	2
Additional paid-in capital	1,367	1,954
Accumulated other comprehensive earnings (loss), net of taxes	(42)	(5)
Retained earnings	14,004	12,718
Total stockholders' equity	15,334	14,672
Noncontrolling interests in equity of subsidiaries	3,132	3,590
Total equity	18,466	18,262
Commitments and contingencies (note 10)
Total liabilities and equity	$43,235	44,351

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,280	2,198	6,720	6,415
Formula 1 revenue	715	668	1,819	1,349
Other revenue	252	234	535	466
Total revenue	3,247	3,100	9,074	8,230
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	709	671	2,090	1,974
Programming and content	156	142	448	407
Customer service and billing	122	128	373	372
Other	54	57	166	167
Cost of Formula 1 revenue	494	449	1,223	931
Subscriber acquisition costs	86	70	267	245
Other operating expense	253	221	590	513
Selling, general and administrative	525	481	1,527	1,336
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	74	(95)	75	13
Depreciation and amortization	268	274	790	806
	2,741	2,398	7,549	6,764
Operating income (loss)	506	702	1,525	1,466
Other income (expense):
Interest expense	(179)	(168)	(497)	(484)
Share of earnings (losses) of affiliates, net (note 6)	111	9	158	(134)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	106	(40)	545	66
Gains (losses) on dilution of investment in affiliate	2	142	9	152
Other, net	18	(72)	78	(54)
	58	(129)	293	(454)
Earnings (loss) before income taxes	564	573	1,818	1,012
Income tax (expense) benefit	(130)	(173)	(414)	(98)
Net earnings (loss)	434	400	1,404	914
Less net earnings (loss) attributable to the noncontrolling interests	46	74	164	234
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(3)	(2)	(13)	51
Net earnings (loss) attributable to Liberty stockholders	$391	328	1,253	629

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$305	342	1,040	668
Liberty Braves common stock	(22)	36	29	2
Liberty Formula One common stock	108	(50)	184	(41)
	$391	328	1,253	629

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	0.93	1.03	3.16	1.99
Series A, B and C Liberty Braves common stock	(0.42)	0.69	0.55	0.04
Series A, B and C Liberty Formula One common stock	0.46	(0.22)	0.79	(0.18)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	0.82	1.02	2.89	1.98
Series A, B and C Liberty Braves common stock	(0.42)	0.39	0.39	0.04
Series A, B and C Liberty Formula One common stock	0.31	(0.22)	0.60	(0.18)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Net earnings (loss)	$434	400	1,404	914
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(36)	(16)	(50)	(2)
Credit risk on fair value debt instruments gains (losses)	(26)	(35)	29	(88)
Unrealized holding gains (losses) arising during the period	—	—	4	(1)
Share of other comprehensive earnings (loss) of equity affiliates	(5)	(2)	(1)	1
Recognition of previously unrealized (gains) losses on debt	(11)	—	(25)	(1)
Comprehensive earnings (loss)	356	347	1,361	823
Less comprehensive earnings (loss) attributable to the noncontrolling interests	41	72	158	235
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest (note 9)	(3)	(2)	(13)	51
Comprehensive earnings (loss) attributable to Liberty stockholders	$318	277	1,216	537

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$241	296	1,018	589
Liberty Braves common stock	(22)	36	33	1
Liberty Formula One common stock	99	(55)	165	(53)
	$318	277	1,216	537

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$1,404	914
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	790	806
Stock-based compensation	173	188
Non-cash impairment and restructuring costs	73	24
Share of (earnings) loss of affiliates, net	(158)	134
Realized and unrealized (gains) losses on financial instruments, net	(545)	(66)
Losses (gains) on dilution of investment in affiliate	(9)	(152)
Deferred income tax expense (benefit)	277	33
Other, net	(18)	87
Changes in operating assets and liabilities
Current and other assets	(102)	(45)
Payables and other liabilities	(145)	(250)
Net cash provided (used) by operating activities	1,740	1,673
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(41)	(218)
Investment of subsidiary initial public offering proceeds into trust account	—	(575)
Cash proceeds from dispositions	149	196
Cash (paid) received for acquisitions, net of cash acquired	(136)	(14)
Capital expended for property and equipment, including internal-use software and website development	(555)	(280)
Proceeds from insurance recoveries	—	225
Other investing activities, net	77	51
Net cash provided (used) by investing activities	(506)	(615)
Cash flows from financing activities:
Borrowings of debt	3,622	6,407
Repayments of debt	(3,948)	(6,129)
Liberty stock repurchases	(395)	(398)
Subsidiary shares repurchased by subsidiary	(599)	(1,174)
Cash dividends paid by subsidiary	(233)	(41)
Taxes paid in lieu of shares issued for stock-based compensation	(109)	(93)
Proceeds from initial public offering of subsidiary	—	575
Other financing activities, net	82	(128)
Net cash provided (used) by financing activities	(1,580)	(981)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(13)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(359)	72
Cash, cash equivalents and restricted cash at beginning of period	2,924	2,877
Cash, cash equivalents and restricted cash at end of period	$2,565	2,949

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2022	2021

	amounts in millions
Cash and cash equivalents	$2,542	2,814
Restricted cash included in other current assets	15	88
Restricted cash included in other assets	8	22
Total cash and cash equivalents and restricted cash at end of period	$2,565	2,924

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended September 30, 2022

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2022	$—	1	—	2	—	—	—	—	—	2	1,527	31	13,613	3,181	18,357
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	391	41	432
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(73)	—	(5)	(78)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	55	—	—	9	64
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(64)	—	—	—	(64)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(39)	—	—	—	(39)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(51)	—	—	(126)	(177)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(42)	—	—	46	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Other, net	—	—	—	—	—	—	—	—	—	—	(19)	—	—	2	(17)
Balance at September 30, 2022	$—	1	—	2	—	—	—	—	—	2	1,367	(42)	14,004	3,132	18,466

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2022

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	1	—	2	—	—	—	—	—	2	1,954	(5)	12,718	3,590	18,262
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 9)	—	—	—	—	—	—	—	—	—	—	—	—	1,253	148	1,401
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(6)	(43)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	157	—	—	28	185
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(109)	—	—	—	(109)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(395)	—	—	—	(395)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(161)	—	—	(433)	(594)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(65)	—	—	69	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(233)	(233)
Other, net	—	—	—	—	—	—	—	—	—	—	(14)	—	33	(31)	(12)
Balance at September 30, 2022	$—	1	—	2	—	—	—	—	—	2	1,367	(42)	14,004	3,132	18,466

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and LMAC with general and administrative

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and LMAC reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and LMAC at Liberty’s corporate headquarters. Under these various agreements, approximately $4 million and $7 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2022 and 2021, respectively, and $16 million and $20 million were reimbursed to Liberty during the nine months ended September 30, 2022 and 2021, respectively.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of September 30, 2022, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

subsidiaries of Liberty. The Liberty SiriusXM Group retains intergroup interests in the Formula One Group and the Braves Group as of September 30, 2022. As of September 30, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $264 million, which includes $39 million of subsidiary cash. During the nine months ended September 30, 2022, Sirius XM Holdings declared quarterly dividends and a special dividend and paid in cash an aggregate amount of $1,245 million, of which Liberty received $1,012 million. On November 1, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock payable on November 30, 2022 to stockholders of record as of the close of business on November 11, 2022.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of September 30, 2022, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”) and certain assets and liabilities associated with ANLBC’s stadium and mixed use development project and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group as of September 30, 2022. As of September 30, 2022, the Braves Group has cash and cash equivalents of approximately $159 million, which includes $85 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of September 30, 2022, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interests in Formula 1 and LMAC, cash, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Convertible Senior Notes due 2027. The Liberty SiriusXM Group retains an intergroup interest in the Formula One Group. As of September 30, 2022, the Formula One Group has cash and cash equivalents of approximately $2,119 million, which includes $1,115 million of subsidiary cash.

During September 2022, the Formula One Group and the Braves Group paid approximately $64 million and $14 million, respectively, to the Liberty SiriusXM Group to settle a portion of the intergroup interests in the Formula One Group and Braves Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in note 8. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.1% intergroup interest at September 30, 2022. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 1,811,066, representing a 2.9% intergroup interest at September 30, 2022. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 4,165,288, representing a 1.8% intergroup interest at September 30, 2022. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$10	8	26	24
Customer service and billing	1	2	4	5
Other	1	1	4	4
Other operating expense	10	9	27	26
Selling, general and administrative	39	45	112	129
	$61	65	173	188

Liberty—Grants of Awards

Options granted during the nine months ended September 30, 2022 are summarized as follows:

	Nine Months Ended
	September 30, 2022
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

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the nine months ended September 30, 2022.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	7,369	$38.79
Granted	212	$44.80
Exercised	(536)	$31.36
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2022	7,045	$39.54	3.0	years	$12
Exercisable at September 30, 2022	4,723	$37.06	2.0	years	$12

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	3,125	$25.86
Granted	95	$25.49
Exercised	(71)	$18.17
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2022	3,149	$26.02	4.5	years	$5
Exercisable at September 30, 2022	595	$21.09	2.1	years	$4

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Awards (000's)	WAEP	life		(millions)
Outstanding at January 1, 2022	9,114	$34.38
Granted	267	$57.67
Exercised	(2,057)	$32.00
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2022	7,324	$35.91	4.0	years	$166
Exercisable at September 30, 2022	5,552	$32.95	3.6	years	$142

As of September 30, 2022, there were no outstanding options to purchase shares of Series A Liberty SiriusXM or Liberty Formula One common stock, and there were no outstanding options to purchase shares of Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock.

As of September 30, 2022, Liberty Braves had 1 thousand Series A options outstanding and exercisable at a WAEP of $12.35, with a weighted average remaining contractual life of 0.2 years.

As of September 30, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $34 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of September 30, 2022, Liberty reserved 7.0 million, 3.2 million and 7.3 million shares of Series A and Series C common stock, as applicable, of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock Awards.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the nine months ended September 30, 2022. As of September 30, 2022, Sirius XM Holdings has approximately 137 million options outstanding of which approximately 81 million are exercisable, each with a WAEP per share of $5.51 and $5.13, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of September 30, 2022 is $68 million and $68 million, respectively. During the nine months ended September 30, 2022, Sirius XM Holdings granted approximately 44 million nonvested RSUs with a GDFV per share of $6.62. Stock-based compensation expense related to Sirius XM Holdings was $51 million for each of the three months ended September 30, 2022 and 2021, and $143 million and $149 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $527 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which removes the separation models for convertible debt with cash conversion or beneficial conversion features and also requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method is no longer permitted for convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective approach, which does not require retrospective adjustment of prior period EPS, and recorded an immaterial cumulative effect adjustment to retained earnings upon adoption. The adoption of ASU 2020-06 decreased diluted earnings attributable to Liberty SiriusXM stockholders per common share by $0.11 and $0.16 per share for the three and nine months ended September 30, 2022, respectively.

Excluded from diluted EPS for the three and nine months ended September 30, 2022 are approximately 21 million and 22 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, 11 million and 10 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, respectively, and 4 million and 7 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 8) and shares of Series A Liberty Braves common stock and Series A Liberty Formula One common stock underlying the intergroup interests, because their inclusion would be antidilutive. The warrant transactions (as described in note 8) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement are attributed to the Liberty SiriusXM Group.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	numbers of shares in millions
Basic WASO	327	332	329	335
Potentially dilutive shares (a)	18	3	19	2
Diluted WASO (b)	345	335	348	337
(a)	Potentially dilutive shares are excluded from the computation of EPS during period in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures and 2.75% Exchangeable Senior Debentures, which may be settled in shares of Series C Liberty SiriusXM common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty SiriusXM common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$305	342	1,040	668
Adjustments	(23)	NA	(36)	NA
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$282	342	1,004	668

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	numbers of shares in millions
Basic WASO	53	52	53	52
Potentially dilutive shares (a)(b)	—	10	9	9
Diluted WASO (b)	53	62	62	61
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 1,811,066 as of September 30, 2022.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(22)	36	29	2
Adjustments	—	(12)	(5)	15
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(22)	24	24	17

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	numbers of shares in millions
Basic WASO	233	232	233	232
Potentially dilutive shares (a)(b)	13	8	10	8
Diluted WASO (b)	246	240	243	240
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Liberty Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 4,165,288 shares as of September 30, 2022. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest is dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. Additionally, an adjustment is also made to the numerator for a hypothetical mark to market adjustment on the shares of Series A Liberty Formula One common stock included in the Securities Basket underlying the warrants in periods in which cash settlement would be more dilutive than share settlement.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Formula One stockholders	$108	(50)	184	(41)
Adjustments	(32)	23	(39)	48
Diluted earnings (loss) attributable to Formula One stockholders	$76	(27)	145	7

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2022			December 31, 2021
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,348	2,348	—	2,436	2,436	—
Investment in trust account	$578	578	—	575	575	—
Debt and equity securities	$108	108	—	217	217	—
Financial instrument assets	$380	81	299	640	99	541
Debt	$3,351	—	3,351	5,222	—	5,222
Financial instrument liabilities	$—	—	—	59	20	39

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Investments in the trust account and debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheets. As of September 30, 2022, $1 million and $379 million of financial instrument assets included

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2021, $527 million and $113 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Debt and equity securities	$2	(6)	(10)	210
Debt measured at fair value (a)	45	(57)	691	(241)
Change in fair value of bond hedges (b)	21	18	(248)	77
Other	38	5	112	20
	$106	(40)	545	66
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 8) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a loss of $41 million and a loss of $46 million for the three months ended September 30, 2022 and 2021, respectively, and zero net impact and a loss of $114 million for the nine months ended September 30, 2022 and 2021, respectively, and the cumulative change since issuance was a gain of $68 million as of September 30, 2022, net of the recognition of previously unrecognized gains and losses.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 8 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2022 and the carrying amount at December 31, 2021:

	September 30, 2022			December 31, 2021
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	31%	$5,296	$212	89
Sirius XM Canada	70%	$ NA	603	642
Other		NA	70	74
Total Liberty SiriusXM Group			885	805

Braves Group
Other	various	NA	114	110
Total Braves Group			114	110

Formula One Group
Other	various	NA	29	30
Total Formula One Group			29	30
Consolidated Liberty			$1,028	945
(a)	See note 8 for details regarding the number and fair value of shares pledged as collateral as of September 30, 2022 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Live Nation	$107	9	140	(169)
Sirius XM Canada	(2)	(1)	4	6
Other	(1)	(6)	(4)	(18)
Total Liberty SiriusXM Group	104	2	140	(181)

Braves Group
Other	6	9	18	20
Total Braves Group	6	9	18	20

Formula One Group
Other	1	(2)	—	27
Total Formula One Group	1	(2)	—	27
Consolidated Liberty	$111	9	158	(134)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Canada

As of September 30, 2022, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

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

In May 2017, Sirius XM Holdings extended a loan to Sirius XM Canada in the principal amount of $131 million.  Prior to the March 2022 amendment, cumulative note repayments by Sirius XM Canada were $10 million. In connection with the execution of the amended and restated services and distribution agreement, Sirius XM Holdings forgave $113 million in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 million on such loan as of September 30, 2022. The principal amount that was forgiven by Sirius XM Holdings was considered satisfied as contributed capital to Sirius XM Canada.

Sirius XM Holdings has approximately $32 million in related party current assets as of September 30, 2022. Sirius XM Holdings recorded approximately $29 million and $26 million in revenue during the three months ended September 30, 2022 and 2021, respectively, and $84 million and $76 million in revenue during the nine months ended September 30, 2022 and 2021, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during the three months ended September 30, 2021 and less than $1 million and $1 million during the nine months ended September 30, 2022 and 2021, respectively.

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $13 million and $15 million for the three months ended September 30, 2022 and 2021, respectively, and $40 million and $42 million for the nine months ended September 30, 2022 and 2021, respectively. Sirius XM Holdings also had related party liabilities of $18 million as of September 30, 2022 related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2022	$15,112	3,956	180	19,248
Acquisitions (a)	97	—	—	97
Other	—	—	(4)	(4)
Balance at September 30, 2022	$15,209	3,956	176	19,341
(a)	Sirius XM Holdings recorded goodwill related to acquisitions in January 2022 and May 2022.

Intangible Assets Subject to Amortization

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(1,078)	2,552	3,630	(936)	2,694
Customer relationships	3,054	(1,870)	1,184	3,053	(1,679)	1,374
Licensing agreements	359	(267)	92	355	(243)	112
Other	2,116	(1,538)	578	1,933	(1,316)	617
Total	$9,159	(4,753)	4,406	8,971	(4,174)	4,797

Amortization expense for intangible assets with finite useful lives was $199 million and $205 million for the three months ended September 30, 2022 and 2021, respectively, and $590 million and $606 million for the nine months ended September 30, 2022 and 2021, respectively. Based on its amortizable intangible assets as of September 30, 2022, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2022	$190
2023	$755
2024	$443
2025	$372
2026	$356

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2022	2022	2021

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$790	959	1,540
2.125% Exchangeable Senior Debentures due 2048 (1)	387	381	416
2.25% Exchangeable Senior Debentures due 2048 (1)	—	—	644
2.75% Exchangeable Senior Debentures due 2049 (1)	586	552	624
0.5% Exchangeable Senior Debentures due 2050 (1)	920	970	1,332
Sirius XM Holdings Margin Loan	875	875	875
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.125% Senior Notes due 2026	1,000	991	990
Sirius XM 5.0% Senior Notes due 2027	1,500	1,492	1,491
Sirius XM 4.0% Senior Notes due 2028	2,000	1,981	1,979
Sirius XM 5.50% Senior Notes due 2029	1,250	1,240	1,239
Sirius XM 4.125% Senior Notes due 2030	1,500	1,486	1,485
Sirius XM 3.875% Senior Notes due 2031	1,500	1,485	1,484
Pandora 1.75% Convertible Senior Notes due 2023	193	193	177
Sirius XM Senior Secured Revolving Credit Facility	421	421	—
Sirius XM Incremental Term Loan	500	500	—
Deferred financing costs		(12)	(14)
Total Liberty SiriusXM Group	13,422	13,514	14,262
Braves Group
Subsidiary notes and loans:
Notes and loans	601	601	700
Deferred financing costs		(3)	(3)
Total Braves Group	601	598	697
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	27	43	666
2.25% Convertible Senior Notes due 2027 (1)	475	446	—
Other	65	65	69
Subsidiary notes and loans:
Senior Loan Facility	2,902	2,902	2,902
Deferred financing costs		(3)	(6)
Total Formula One Group	3,469	3,453	3,631
Total debt	$17,492	17,565	18,590
Debt classified as current		(499)	(2,891)
Total long-term debt		$17,066	15,699

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of the Convertible Notes.  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the three months ended September 30, 2022, Liberty paid approximately $284 million to repurchase approximately $210 million aggregate principal amount of the Convertible Notes.

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of September 30, 2022.

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

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. During the three months ended September 30, 2022, Liberty received approximately $72 million for the settlement of the portion of the bond hedge related to the repurchase of Convertible Notes described above. As of September 30, 2022, the Bond Hedge Transaction covered, in the aggregate, 4,165,288 shares of Series A Liberty Formula One common stock, 16,932,727 shares of Series A Liberty SiriusXM common stock and 1,811,066 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. The bond hedge expires on October 15, 2023 and is included in Other assets as of September 30, 2022 and Other current assets as of December 31, 2021 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of the Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. During the three months ended September 30, 2022, Liberty paid approximately $45 million for the settlement of the portion of the obligation under the warrants related to the repurchase of Convertible Notes described above. As of September 30, 2022, the warrants covered, in the aggregate, 4,165,288 shares of Series A Liberty Formula One common stock, 16,932,727 shares of Series A Liberty SiriusXM common stock and 1,811,066 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of September 30, 2022. As of September 30, 2022, the basket price of the securities underlying the warrants was $54.88 per share, which is the same as the basket price of the securities underlying the Bond Hedge Transaction. The warrants may have a dilutive effect with respect to the shares

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants are attributed to the Liberty SiriusXM Group.

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes is approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the nine months ended September 30, 2022, Liberty paid approximately $630 million to repurchase approximately $359 million aggregate principal amount of the 1% Convertible Notes. As of September 30, 2022, the 1% Convertible Notes are classified as a current liability in the condensed consolidated balance sheet, as the conversion conditions have been met as of such date.

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027 (the ‘‘2.25% Convertible Notes’’). The initial conversion rate for the notes is approximately 11.6198 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $86.06 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. Accordingly, the 2.125% Exchangeable Senior Debentures due 2048 are classified as a current liability in the condensed consolidated balance sheet as of September 30, 2022. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan and any drawn portion of the revolver carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 5.67% per annum at September 30, 2022. As of September 30, 2022, availability under the Sirius XM Holdings Margin Loan was $875 million. As of September 30, 2022, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $5,710 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 9, 2020, the Live Nation Margin Loan agreement was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. On May 9, 2022, the margin loan was amended, replacing the delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2022, availability under the Live Nation Margin Loan was $400 million. As of September 30, 2022, 9.0 million shares of the Company’s Live Nation common stock with a value of $682 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty SiriusXM Group.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 4.75% per annum as of September 30, 2022. Sirius XM Holdings is required to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of September 30, 2022 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,329 million as of September 30, 2022.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million which matures on April 11, 2024. Interest on the incremental term loan borrowing is based on Adjusted Term SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 3.81% per annum as of September 30, 2022.

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of September 30, 2022
	September 30,	December 31,	Borrowing	Weighted avg	Maturity
	2022	2021	Capacity	interest rate	Date

	amounts in millions
Operating credit facilities	$55	120	275	4.29%	various
Ballpark funding
Senior secured note	172	178	NA	3.77%	September 2041
Floating rate notes	—	55	NA	NA	September 2029
Stadium credit facility	44	46	44	4.42%	July 2026
Mixed-use credit facilities and loans	300	271	316	4.25%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$601	700

Formula 1 Loans

Formula 1 has a first lien term loan denominated in U.S. Dollars (the “Senior Loan Facility”), which includes a $500 million revolving credit facility. The revolving credit facility matures on May 31, 2024, unless the Senior Loan Facility is outstanding, in which case the revolving credit facility matures on November 3, 2023. As of September 30, 2022, there were no outstanding borrowings under the $500 million revolving credit facility. The interest rate on the Senior Loan Facility was approximately 5.62% as of September 30, 2022. The Senior Loan Facility is secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of September 30, 2022, Formula 1 has interest rate swaps on $2.1 billion of the $2.9 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio and debt yield ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of September 30, 2022.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2022
Sirius XM 3.125% Senior Notes due 2026	$870
Sirius XM 5.0% Senior Notes due 2027	$1,376
Sirius XM 4.0% Senior Notes due 2028	$1,685
Sirius XM 5.50% Senior Notes due 2029	$1,125
Sirius XM 4.125% Senior Notes due 2030	$1,215
Sirius XM 3.875% Senior Notes due 2031	$1,159
Pandora 1.75% Convertible Senior Notes due 2023	$204

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at September 30, 2022.

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

The changes in the components of redeemable noncontrolling interests were as follows (in millions):

Balance at January 1, 2022	$575
Net earnings (loss) attributable to the noncontrolling interests	16
Change in redemption value of redeemable noncontrolling interests	(13)
Balance at September 30, 2022	$578

The Public Warrants, issued as part of the Units in the IPO, have certain provisions which require LMAC to account for these instruments at fair value as a liability. Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock. At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs. At September 30, 2022, the value of the liability was zero based on the fair market value of the Public Warrants.

On April 15, 2021, the Sponsor entered into an agreement to provide up to $2.5 million to LMAC for working capital purposes. During the three months ended March 31, 2022, the agreement was amended to increase the aggregate principal available for borrowing to $4 million. As of September 30, 2022, LMAC had borrowed $3.3 million under the loan. The working capital loan will either be repaid upon consummation of the initial business combination or the deadline for LMAC to complete an initial business combination, without interest, or, at the Sponsor’s discretion, up to $2.5 million of such loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, LMAC may use funds outside of the trust account to repay the working capital loan, but funds in the trust account would not be used to repay the working capital loan.

On October 11, 2022, LMAC filed a Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that will be held on November 14, 2022 to approve an amendment to LMAC’s certificate of incorporation (the “Amendment”) which would, if implemented, allow LMAC to unwind and redeem all of its outstanding public shares prior to December 30, 2022, in advance of the contractual termination date of January 26, 2023. Since its IPO, LMAC has employed a broad set of search criteria for potential target business combinations, however, LMAC’s management has observed what it believes were high valuations in 2021, a declining IPO market in 2022, and significant public and private market volatility, which have prevented LMAC from securing an opportunity that it believes will offer a compelling return on investment for its stockholders. In light of these circumstances, LMAC has determined that it is not feasible to complete an initial business combination (or enter into an agreement in principle with respect to an initial business combination) by January 26, 2023. In addition, recent changes in U.S. tax law could create corporate-level tax liabilities in connection with stockholder redemptions following year end. As a result, LMAC has determined to seek the approval of its stockholders to complete an early unwind in 2022.

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

Employment Contracts

The Atlanta Braves and certain of their players (current and former), coaches and executives have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2022 aggregated $912 million, which is payable as follows: $207 million in 2022, $171 million in 2023, $115 million in 2024, $96 million in 2025 and $323 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

SXM-7 Satellite

During the nine months ended September 30, 2021, Sirius XM Holdings recorded an impairment charge of $220 million to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statement of operations related to the total loss of the SXM-7 satellite. Sirius XM Holdings procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 was $225 million. During the nine months ended September 30, 2021, Sirius XM Holdings collected $225 million of insurance recoveries. Of this amount, $80 million and $220 million were recorded as a reduction to impairment, restructuring and acquisition costs, net of recoveries during the three and nine months ended September 30, 2021, respectively. The remaining $5 million was recorded in other, net in the condensed consolidated statements of operations during the three and nine months ended September 30, 2021.

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite. During the nine months ended September 30, 2022, the XM-5 satellite replaced the XM-4 satellite. As of September 30, 2022, the XM-3 satellite remains available as an in-orbit spare.

Impact of COVID-19

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. The business operations of Formula 1, Braves Holdings and Live Nation initially were largely, if not completely, suspended at the outset of COVID-19. In 2020, the regular baseball season was comprised of 60 games and Formula 1 had 17 Events. The 2021

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

regular baseball season was comprised of 161 games. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. In 2022, the Atlanta Braves played a full 162 game schedule and Formula 1 expects to hold 22 Events. It is unclear whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance in the future, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

Sirius XM Holdings Restructuring

During the three months ended September 30, 2022, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, vacated certain office spaces. Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Sirius XM Holdings determined that the carrying values of the assets were not recoverable, and recorded an impairment of $16 million to reduce the carrying value of the assets to their fair values. Sirius XM Holdings also wrote off $4 million of property and equipment located at the impaired office spaces. Separately, Sirius XM Holdings performed an analysis surrounding initiatives that it is no longer pursuing and recorded an impairment of $43 million associated with terminated software projects and an impairment of $5 million related to personnel severance. The total charge of $68 million was recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statements of operations during the three and nine months ended September 30, 2022.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint. In accordance with the directive of the Ninth Circuit, the parties have agreed to a schedule for a Motion for Summary Judgment which provides for Pandora to file a Motion for Summary Judgment by November 18, 2022, Flo & Eddie to file an Opposition to such Motion for Summary Judgment by January 13, 2023 and Pandora to file a Reply by February 17, 2023.

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

Liberty’s chief operating decision maker evaluates performance and makes decisions about allocating resources to the Company’s reportable segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews nonfinancial measures such as subscriber growth, churn and penetration.

For the nine months ended September 30, 2022, the Company has identified the following subsidiaries as its reportable segments:

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,734	1,666	5,166	4,918
Advertising	457	452	1,292	1,235
Equipment	50	41	148	149
Other	39	39	114	113
Total Liberty SiriusXM Group	2,280	2,198	6,720	6,415
Braves Group
Corporate and other:
Baseball	238	222	496	433
Development	14	12	39	33
Total Braves Group	252	234	535	466
Formula One Group
Formula 1:
Primary	624	612	1,539	1,235
Other	91	56	280	114
Total Formula One Group	715	668	1,819	1,349
Consolidated Liberty	$3,247	3,100	9,074	8,230

Live Nation’s revenue was $6,154 million and $2,699 million during the three months ended September 30, 2022 and 2021, respectively, and $12,391 million and $3,565 million during the nine months ended September 30, 2022 and 2021, respectively.

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended September 30, 2022 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the nine months ended September 30, 2022 were approximately $347 million and $564 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $622 million for the remainder of 2022, $2,193 million in 2023, $1,878 million in 2024, $5,826 million in 2025 through 2030, and $799 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$722	720	2,091	2,101
Live Nation	621	306	1,309	164
Corporate and other	(9)	(5)	(18)	(12)
	1,334	1,021	3,382	2,253
Eliminate equity method affiliate	(621)	(306)	(1,309)	(164)
Total Liberty SiriusXM Group	713	715	2,073	2,089
Braves Group
Corporate and other	38	55	74	86
Total Braves Group	38	55	74	86
Formula One Group
Formula 1	170	180	446	312
Corporate and other	(12)	(4)	(30)	(14)
Total Formula One Group	158	176	416	298
Consolidated Liberty	$909	946	2,563	2,473

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2022
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,515	673	279
Live Nation	15,787	356	176
Corporate and other	914	212	—
	46,216	1,241	455
Eliminate equity method affiliate	(15,787)	(356)	(176)
Total Liberty SiriusXM Group	30,429	885	279
Braves Group
Corporate and other	1,534	114	13
Total Braves Group	1,534	114	13
Formula One Group
Formula 1	9,138	—	11
Corporate and other	2,593	29	252
Total Formula One Group	11,731	29	263
Elimination (1)	(459)	—	—
Consolidated Liberty	$43,235	1,028	555
(1)	This amount is primarily comprised of the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group. See note 2 for information regarding the intergroup interests. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA	$909	946	2,563	2,473
Impairment, restructuring and acquisition costs, net of recoveries (note 10)	(74)	95	(75)	(13)
Stock-based compensation	(61)	(65)	(173)	(188)
Depreciation and amortization	(268)	(274)	(790)	(806)
Operating income (loss)	506	702	1,525	1,466
Interest expense	(179)	(168)	(497)	(484)
Share of earnings (losses) of affiliates, net	111	9	158	(134)
Realized and unrealized gains (losses) on financial instruments, net	106	(40)	545	66
Gains (losses) on dilution of investment in affiliate	2	142	9	152
Other, net	18	(72)	78	(54)
Earnings (loss) before income taxes	$564	573	1,818	1,012

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

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment at September 30, 2022. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2021, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2022, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains an approximate 2.9% intergroup interest in the Braves Group and an approximate 1.8% intergroup interest in the Formula One Group as of September 30, 2022. As of September 30, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $264 million, which includes approximately $39 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2022, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns ANLBC and certain assets and liabilities associated with ANLBC’s stadium and the Development Project, and corporate cash. Additionally, the Liberty SiriusXM Group and the Formula One Group retain approximate 2.9% and 11.1% intergroup interests, respectively, in the Braves Group as of September 30, 2022. As of September 30, 2022, the Braves Group has cash and cash equivalents of approximately $159 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of September 30, 2022, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interests in Formula 1 and Liberty Media Acquisition Corporation, an approximate 11.1% intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Convertible Senior Notes due 2027. The Liberty SiriusXM Group retains an approximate 1.8% intergroup interest in the Formula One Group as of September 30, 2022. The Formula One Group has cash and cash equivalents of approximately $2,119 million as of September 30, 2022, which includes $1,115 million of subsidiary cash.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices. As a result, the start of the 2020 Formula 1 race calendar, comprised of 17 Events, and the Major League Baseball season, comprised of 60 regular season games, were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. The 2021 regular baseball season was comprised of 161 games, which approximates the number of regular season games held in years prior to the COVID-19 pandemic. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the United States and United Kingdom. In 2022, the Atlanta Braves played a full 162 game schedule and Formula 1 expects to hold 22 Events. It is unclear whether and to what extent COVID-19 concerns will continue to impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance in the future, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 to date, these businesses have looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,280	2,198	6,720	6,415
Total Liberty SiriusXM Group	2,280	2,198	6,720	6,415
Braves Group
Corporate and other	252	234	535	466
Total Braves Group	252	234	535	466
Formula One Group
Formula 1	715	668	1,819	1,349
Total Formula One Group	715	668	1,819	1,349
Consolidated Liberty	$3,247	3,100	9,074	8,230

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$444	610	1,416	1,487
Corporate and other	(10)	(6)	(26)	(20)
Total Liberty SiriusXM Group	434	604	1,390	1,467
Braves Group
Corporate and other	8	30	3	21
Total Braves Group	8	30	3	21
Formula One Group
Formula 1	82	80	181	11
Corporate and other	(18)	(12)	(49)	(33)
Total Formula One Group	64	68	132	(22)
Consolidated Liberty	$506	702	1,525	1,466

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$722	720	2,091	2,101
Corporate and other	(9)	(5)	(18)	(12)
Total Liberty SiriusXM Group	713	715	2,073	2,089
Braves Group
Corporate and other	38	55	74	86
Total Braves Group	38	55	74	86
Formula One Group
Formula 1	170	180	446	312
Corporate and other	(12)	(4)	(30)	(14)
Total Formula One Group	158	176	416	298
Consolidated Liberty	$909	946	2,563	2,473

Revenue.  Our consolidated revenue increased $147 million and $844 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were driven by increases in revenue for Sirius XM Holdings, Formula 1 and Braves Holdings.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income decreased $196 million and increased $59 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2022 was primarily driven by $166 million and $22 million decreases in Sirius XM Holdings and Braves Holdings operating results, respectively, partially offset by a $2 million improvement in Formula 1 operating results. The increase for the nine months ended September 30, 2022 was primarily driven by an improvement of $170 million in Formula 1 operating results, partially offset by $71 million and $17 million decreases in Sirius XM Holdings and Braves Holdings operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $173 million and $188 million of stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively. The decrease in stock compensation expense is primarily due to decreases at Formula 1 and Sirius XM Holdings. As of September 30, 2022, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $34 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.9 years. Additionally, as of September 30, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $527 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Operating income (loss)	$506	702	1,525	1,466
Depreciation and amortization	268	274	790	806
Stock-based compensation	61	65	173	188
Impairment, restructuring and acquisition costs, net of recoveries	74	(95)	75	13
Adjusted OIBDA	$909	946	2,563	2,473

Consolidated Adjusted OIBDA decreased $37 million and increased $90 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended September 30, 2022 was primarily due to decreases of $17 million and $10 million in Braves Holdings and Formula 1 Adjusted OIBDA, respectively, partially offset by a $2 million increase in Sirius XM Holdings Adjusted OIBDA. The increase in Adjusted OIBDA for the nine months ended September 30, 2022 was primarily due to an increase of $134 million in Formula 1 Adjusted OIBDA, partially offset by $11 million and $10 million decreases in Braves Holdings and Sirius XM Holdings Adjusted OIBDA, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(130)	(130)	(377)	(373)
Braves Group	(8)	(6)	(20)	(18)
Formula One Group	(41)	(32)	(100)	(93)
Consolidated Liberty	$(179)	(168)	(497)	(484)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$104	2	140	(181)
Braves Group	6	9	18	20
Formula One Group	1	(2)	—	27
Consolidated Liberty	$111	9	158	(134)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$76	(42)	433	(42)
Braves Group	6	—	12	1
Formula One Group	24	2	100	107
Consolidated Liberty	$106	(40)	545	66

Gains (losses) on dilution of investment in affiliate
Liberty SiriusXM Group	$2	142	9	152
Braves Group	—	—	—	—
Formula One Group	—	—	—	—
Consolidated Liberty	$2	142	9	152

Other, net
Liberty SiriusXM Group	$11	(75)	28	(66)
Braves Group	—	1	21	1
Formula One Group	7	2	29	11
Consolidated Liberty	$18	(72)	78	(54)

	$58	(129)	293	(454)

Interest expense. Consolidated interest expense increased $11 million and $13 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Formula One Group increased during the three and nine months ended September 30, 2022 primarily due to an increase in interest rates on Formula 1’s Senior Loan Facility.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Liberty SiriusXM Group
Live Nation	$107	9	140	(169)
Sirius XM Canada	(2)	(1)	4	6
Other	(1)	(6)	(4)	(18)
Total Liberty SiriusXM Group	104	2	140	(181)

Braves Group
Other	6	9	18	20
Total Braves Group	6	9	18	20

Formula One Group
Other	1	(2)	—	27
Total Formula One Group	1	(2)	—	27
Consolidated Liberty	$111	9	158	(134)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Debt and equity securities	$2	(6)	(10)	210
Debt measured at fair value	45	(57)	691	(241)
Change in fair value of bond hedges	21	18	(248)	77
Other	38	5	112	20
	$106	(40)	545	66

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

Gains (losses) on dilution of investment in affiliate. Gains on dilution of our investment in Live Nation decreased during the three and nine months ended September 30, 2022 as compared to the corresponding periods in the prior year as a result of a common stock offering of approximately 5.2 million shares by Live Nation during September 2021.

Other, net.  Other, net income increased $90 million and $132 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily driven by gains on extinguishment of debt related to Liberty SiriusXM Group corporate debt and Formula One Group corporate debt. The increase for the nine months ended September 30, 2022 was also driven by gains on the sale of three minor league teams at Braves Holdings.

Income taxes.  During the three and nine months ended September 30, 2022, we had earnings before income taxes of $564 million and $1,818 million, respectively, and income tax expense of $130 million and $414 million, respectively. During the three and nine months ended September 30, 2021, we had earnings before income taxes of $573 million and $1,012 million, respectively, and income tax expense of $173 million and $98 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes. For the three months ended September 30, 2021, the Company recognized additional tax benefits for the effect of state income taxes and certain losses that are not deductible for income tax purposes. For the nine months ended September 30, 2021, the Company recognized additional tax benefits for a change in its foreign effective tax rate and the settlement of a state income tax audit at Sirius XM Holdings, partially offset by an increase in our valuation allowance.

Net earnings.  We had net earnings of $434 million and $1,404 million for the three and nine months ended September 30, 2022, respectively, and net earnings of $400 million and $914 million for the three and nine months ended September 30, 2021, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2022, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of September 30, 2022, Liberty had $108 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of September 30, 2022 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$39
Corporate and other	225
Total Liberty SiriusXM Group	$264
Braves Group
Corporate and other	$159
Total Braves Group	$159
Formula One Group
Formula 1	$1,115
Corporate and other	1,004
Total Formula One Group	$2,119

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

Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of September 30, 2022, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of September 30, 2022, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 8 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of September 30, 2022.

See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for disclosures related to the anticipated effects of the transition away from London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest on Liberty’s margin loans, Sirius XM Holdings’ borrowings under its credit facility, Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its mixed-use credit facilities.

	Nine months ended
	September 30,
	2022	2021

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,304	1,298
Braves Group cash provided (used) by operating activities	20	8
Formula One Group cash provided (used) by operating activities	416	367
Net cash provided (used) by operating activities	$1,740	1,673
Liberty SiriusXM Group cash provided (used) by investing activities	$(362)	(66)
Braves Group cash provided (used) by investing activities	30	(16)
Formula One Group cash provided (used) by investing activities	(174)	(533)
Net cash provided (used) by investing activities	$(506)	(615)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,276)	(1,703)
Braves Group cash provided (used) by financing activities	(120)	40
Formula One Group cash provided (used) by financing activities	(184)	682
Net cash provided (used) by financing activities	$(1,580)	(981)

Liberty’s primary uses of cash during the nine months ended September 30, 2022 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $2.0 billion of debt repayments, $241 million to purchase land adjacent to the Las Vegas Strip in support of the 2023 Las Vegas Grand Prix, $358 million of Series A and Series C Liberty SiriusXM common stock repurchases and $37 million of Series A Liberty Formula One common stock repurchases. These uses were primarily funded by the issuance of $475 million aggregate principal amount of Liberty’s 2.25% Convertible Senior Notes due 2027 and $350 million of borrowings under the margin loans secured by shares of Live Nation and Sirius XM Holdings, dividends from Sirius XM Holdings and cash on hand.

Sirius XM Holdings’ primary uses of cash were dividends paid to stockholders, repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment and acquisitions. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the nine months ended September 30, 2022, Sirius XM Holdings declared quarterly dividends and a special dividend and paid in cash an aggregate amount of $1,245 million, of which Liberty received $1,012 million. On November 1, 2022, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock payable on November 30, 2022 to stockholders of record as of the close of business on November 11, 2022.

During the nine months ended September 30, 2022, Formula 1 generated cash from operations and did not have any material uses of cash.

Braves Holdings’ primary use of cash was debt service, funded primarily by cash on hand and cash from operations.

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

The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of September 30, 2022, the Sirius XM business had approximately 34.2 million subscribers.

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

Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-

demand subscription service (Pandora Premium). As of September 30, 2022, Pandora had approximately 6.3 million subscribers.

The majority of revenue from Pandora is generated from advertising on its ad-supported radio service which is sold under the SXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Pandora also sells advertising on other audio platforms and in widely distributed podcasts, which are considered to be off-platform services. Pandora has an arrangement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Pandora also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

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

As of September 30, 2022, there is an approximate 18% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Sirius XM:
Subscriber revenue	$1,603	1,532	4,773	4,521
Advertising revenue	49	48	146	135
Equipment revenue	50	41	148	149
Other revenue	39	39	114	113
Total Sirius XM revenue	1,741	1,660	5,181	4,918
Pandora and Off-platform:
Subscriber revenue	131	134	393	397
Advertising revenue	408	404	1,146	1,100
Total Pandora and Off-platform revenue	539	538	1,539	1,497
Total revenue	2,280	2,198	6,720	6,415
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(663)	(645)	(1,980)	(1,915)
Pandora and Off-platform cost of services	(366)	(342)	(1,063)	(972)
Subscriber acquisition costs	(86)	(70)	(267)	(245)
Selling, general and administrative expenses	(384)	(363)	(1,138)	(1,011)
Other operating expenses	(59)	(58)	(181)	(171)
Adjusted OIBDA	722	720	2,091	2,101
Impairment, restructuring and acquisition costs, net of recoveries	(69)	95	(70)	(13)
Stock-based compensation	(51)	(51)	(143)	(149)
Depreciation and amortization	(158)	(154)	(462)	(452)
Operating income	$444	610	1,416	1,487

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 5% and 6% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were primarily driven by 7% and 8% increases in Sirius XM’s average monthly revenue per subscriber, respectively, as a result of higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased approximately 2% and 8% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to a greater number of spots sold and aired, primarily on news and sports channels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 22% and decreased approximately 1% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2022 was driven by higher chipset volume. The decrease for the nine months ended September 30, 2022 was primarily driven by lower radio sales as well as lower royalties due to supplier cost increases related to semiconductor supply shortages, partially offset by higher chipset production driven by an increase in original equipment manufacturer (“OEM”) demand.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue was flat and increased 1% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the nine months ended September

30, 2022 was driven by higher revenue generated by Sirius XM Canada, partially offset by lower revenue generated by Sirius XM’s connected vehicle services.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus, Pandora Premium and Stitcher subscriptions. Pandora and off-platform subscriber revenue decreased 2% and 1% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily driven by a decrease in Pandora’s subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue increased 1% and 4% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to additional revenue generated by the Off-platform and podcast businesses.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 3% and 2% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were due to overall greater revenue subject to revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 7% and 9% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding period in the prior year driven by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs decreased 3% and increased 1% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2022 was primarily driven by lower call center costs, partially offset by higher transaction costs and bad debt expense. The increase for the nine months ended September 30, 2022 was driven by higher transaction costs and bad debt expense resulting from a higher average self-pay subscriber base, partially offset by lower call center costs.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services were relatively flat and increased 4% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the nine months ended September 30, 2022 was primarily driven by higher wireless costs associated with consumers using Sirius XM’s 360L platform and its connected vehicle services, partially offset by lower component and accessories sales.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services increased 7% and 9% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 9% and 11% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher costs related to the acquisition of rights to sell advertising in certain podcasts.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 33% and 18% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily due to higher personnel-related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs decreased 10% and was flat during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2022 was primarily driven by lower transaction fees. For the nine months ended September 30, 2022, higher bad debt expense was offset by lower transaction fees.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 25% and 13% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year, driven by lower streaming costs resulting from a decline in listener hours as well as lower personnel-related costs.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber.  Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and nine months ended September 30, 2022, subscriber acquisition costs increased approximately 23% and 9%, respectively, as compared to the corresponding periods in the prior year driven by higher OEM installations.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2022, selling, general and administrative expense increased 6% and 13%, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to additional investments in advertising and marketing to support Sirius XM Holdings’ brands, higher streaming marketing expenditures and higher legal, data center and consulting costs, partially offset by lower personnel-related costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three and nine months ended September 30, 2022 other operating expenses increased approximately 2% and 6%, respectively, as compared to the corresponding periods in the prior year, driven by higher cloud hosting costs.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges, net of insurance recoveries, associated with the SXM-7 satellite, restructuring expenses associated with the abandonment of certain leased office spaces, employee severance charges associated with organizational changes and acquisition costs. During the three months ended September 30, 2022, Sirius XM Holdings recorded $43 million of restructuring costs related to the termination of certain software projects, $16 million related to the impairment of vacated office spaces, $4 million related to the impairment of property and equipment located at the impaired office spaces and $5 million related to personnel severance. Sirius XM Holdings recognized $1 million and $2 million of acquisition costs during the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2021, Sirius XM Holdings recorded $220 million of insurance recoveries, which offset the $220 million impairment recorded to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing, and restructuring costs of $25 million resulting from the termination of leased office space. During the three months ended September 30, 2021, Sirius XM Holdings recorded insurance recoveries related to the SXM-7 satellite of $80 million as well as the reversal of a $17 million liability related to the Stitcher acquisition. Impairment, restructuring and acquisition costs, net of recoveries have been excluded from Adjusted OIBDA.

Stock-based compensation was flat and decreased 4% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the nine months ended September 30, 2022 is primarily due to decreases in Pandora’s stock-based compensation.

Depreciation and amortization expense increased 3% and 2% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily driven by developed software being placed into service.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2021 World Championship calendar was originally scheduled to have 23 Events. However, due to the COVID-19 pandemic, during the third quarter of 2021, the 2021 World Championship was revised to 22 Events. Restrictions on fan attendance reduced as 2021 progressed, with all Events in the second half of the year operating at either full capacity or with fewer restrictions than had been applied at Events in the first half of the year. There are currently 22 Events scheduled in 2022, following the cancellation of the Russian Grand Prix. During the nine months ended September 30, 2022, Events have had record attendance, with crowd and hospitality numbers well above pre-COVID-19 levels.

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Primary Formula 1 revenue	$624	612	1,539	1,235
Other Formula 1 revenue	91	56	280	114
Total Formula 1 revenue	715	668	1,819	1,349
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue	(494)	(449)	(1,223)	(931)
Selling, general and administrative expenses	(51)	(39)	(150)	(106)
Adjusted OIBDA	170	180	446	312
Stock-based compensation	(1)	(4)	(2)	(12)
Depreciation and amortization	(87)	(96)	(263)	(289)
Operating income (loss)	$82	80	181	11

Number of Events	7	7	16	15

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

Primary Formula 1 revenue increased $12 million during the three months ended September 30, 2022, as compared to the corresponding period in the prior year. Sponsorship revenue increased during the three months ended September 30, 2022, as compared to the corresponding period in the prior year due to revenue from new sponsors. Media rights revenue increased during the three months ended September 30, 2022 due to growth in F1 TV subscription revenue as well as increased revenue pursuant to certain new and renewed broadcasting agreements. These increases were partially offset by a decrease in race promotion revenue due to fees generated from the different mix of Events held, with one additional race held outside of Europe in the prior year period.

Primary Formula 1 revenue increased $304 million during the nine months ended September 30, 2022, as compared to the corresponding period in the prior year. Race promotion revenue, media rights revenue and sponsorship revenue were all higher during the nine months ended September 30, 2022 as compared to the corresponding prior year period due to the impact of recognizing race-specific and season-based income from 16 Events during the nine months ended September 30, 2022 compared to 15 Events during the nine months ended September 30, 2021. Race promotion revenue increased during the nine months ended September 30, 2022, as compared to the corresponding period in the prior year due to higher fees generated from the different mix of Events held and contractual increases in fees. Media rights revenue increased during the nine months ended September 30, 2022 due to growth in F1 TV subscription revenue as well as increased revenue pursuant to certain new and renewed broadcasting agreements. Sponsorship revenue increased during the nine months ended September 30, 2022, as compared to the corresponding period in the prior year due to revenue from new sponsors and higher race-specific revenue generated from the different Events held. During the nine months ended September 30, 2021, race promotion revenue included a one-time settlement which relieved a race promoter from its obligation to stage a race that was originally scheduled to be held in 2020.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue increased $35 million and $166 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to the ability to undertake a greater scope of activities during the three and nine months ended September 30, 2022 due to the reduced impact of COVID-19 when compared to the three and nine months ended September 30, 2021. The Formula One Paddock Club operated at one and eight more Events during the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. In addition, freight revenue increased for the nine months ended September 30, 2022, as compared to the corresponding prior year period, due to the increased number of Events outside of Europe and the impact of freight cost inflation on billing rates.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Team payments	$(370)	(338)	(838)	(690)
Other costs of Formula 1 revenue	(124)	(111)	(385)	(241)
Cost of Formula 1 revenue	$(494)	(449)	(1,223)	(931)

Cost of Formula 1 revenue increased $45 million and $292 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increases in team payments during the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year, were attributable to the pro rata recognition of increased team payments.

Other costs of Formula 1 revenue include costs incurred in the provision and sale of freight, travel and logistical costs, hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs also include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and costs related to Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to total Formula 1 revenue opportunities. Other costs increased $13 million and $144 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2022 was driven by the costs of higher hospitality attendance in the Paddock Club and one more Paddock Club event than in the corresponding period in the prior year, as well as higher commissions and partner servicing costs and higher Formula 2 and Formula 3 related costs. The increase for the nine months ended September 30, 2022 was driven by the impact of three more Events outside of Europe and inflation on freight costs, the impact of a greater scope of activities on hospitality, technical, digital media, race promotion and Formula 2 and Formula 3 related costs, and the impact of increased levels of sponsorship and F1 TV subscriptions on commissions and partner servicing costs. The increase for the nine months ended September 30, 2022, as compared to the corresponding period in the prior year was also driven by the impact of one additional Event.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $12 million and $44 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to higher personnel and information technology costs as well as higher legal and other advisory fees.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $3 million and $10 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in the number of awards granted.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $9 million and $26 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

In December 2021, the Collective Bargaining Agreement, which requires MLB clubs to sign players using a uniform contract, expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed. A new five-year Collective Bargaining Agreement was signed in March 2022 and the regular season began in April. Despite the delayed start of the 2022 season, a full 162 game schedule was played.

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Baseball revenue	$238	222	496	433
Development revenue	14	12	39	33
Total Braves Holdings revenue	252	234	535	466
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(184)	(153)	(382)	(315)
Selling, general and administrative expenses	(27)	(23)	(72)	(59)
Adjusted OIBDA	41	58	81	92
Impairment, restructuring and acquisition costs, net of recoveries	(5)	—	(5)	—
Stock-based compensation	(2)	(2)	(6)	(6)
Depreciation and amortization	(21)	(21)	(57)	(56)
Operating income (loss)	$13	35	13	30

Home Games	38	34	79	76

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from two primary sources: ballpark event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue (including national and local broadcast rights). Development revenue is derived from the mixed-use facilities and primarily includes rental income.  Braves Holdings revenue increased $18 million and $69 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. Increased ticket demand at regular season and Spring Training games and an increase in the number of home games during the three and nine months ended September 30, 2022 drove increases in ballpark event revenue as compared to the corresponding periods in the prior year. Additional special events held during the three and nine months ended September 30, 2022 also drove increases in revenue as compared to the corresponding periods in the prior year. Development revenue increased during the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year, due to a reduction in deferred payment arrangements as well as increases in rental income from various new lease commencements.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2022, other operating expenses increased $31 million and $67 million, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to higher player salaries, higher levels of facility and game day expenses for regular season games, driven by an increase in the number of home games and higher attendance, and increased expenses under MLB’s revenue sharing plan.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges associated with hurricane damage to the Atlanta Braves’ spring training facility located in North Port, Florida. During the three months ended September 30, 2022, Braves Holdings recognized approximately $5 million of property and equipment impairment losses as a result of hurricane damage.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $4 million and $13 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year due to increased special event expenses, increased marketing initiatives for the 2022 season and higher personnel costs.

Stock-based compensation was relatively flat during the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year.

Depreciation and amortization was relatively flat during the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,796	4.9%	$11,626	3.6%
Braves Group	$169	4.8%	$432	3.8%
Formula One Group	$832	5.6%	$2,637	3.4%

Liberty’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility (except for the incremental term loan, as described in note 8 to the accompanying condensed consolidated financial statements, which carries a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”)), Formula 1’s borrowings under its loan facility and Braves Holdings’ borrowings under its mixed-use credit facilities carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings, Formula 1 and Braves Holdings expect to incorporate alternative reference rates when amending these facilities, as applicable.

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

At September 30, 2022, the fair value of our marketable equity securities was $108 million. Had the market price of such securities been 10% lower at September 30, 2022, the aggregate value of such securities would have been approximately $11 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at September 30, 2022 the aggregate value of such security would have been $530 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

A summary of the repurchase activity for the three months ended September 30, 2022 is as follows:

	Series A Liberty SiriusXM Common Stock		Series C Liberty SiriusXM Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs (in millions)
July 1-31, 2022	229,700	$36.52	518,700	$37.72	748,400	$1,111
August 1-31, 2022	—	—	275,800	$40.54	275,800	$1,100
September 1-30, 2022	—	—	—	—	—	$1,100
Total	229,700		794,500		1,024,200

There were no repurchases of Series A Liberty Braves common stock or Liberty Formula One common stock, no repurchases of Series B Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the three months ended September 30, 2022.

During the three months ended September 30, 2022, 62 shares of Liberty Formula One common stock, 248 shares of Liberty SiriusXM common stock and 25 shares of Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

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

LIBERTY MEDIA CORPORATION
Date:	November 4, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 4, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3