Form 10-K
period 2022-12-31
Liberty Media Corp
filed 2023-03-01
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2022, was approximately $25.7 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2023 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,093,908	9,802,232	218,658,787
Liberty Braves common stock	10,314,744	981,262	41,761,388
Liberty Formula One common stock	23,974,052	2,445,666	207,451,917

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2022 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing plans, strategies and initiatives; new service offerings; renewal of licenses and authorizations; revenue growth and subscriber trends at Sirius XM Holdings; our ownership interest in Sirius XM Holdings Inc. (“Sirius XM Holdings”); the recoverability of goodwill and other long-lived assets; the performance of our equity affiliates; projected sources and uses of cash; the payment of dividends by Sirius XM Holdings; the direct and indirect impacts of the coronavirus pandemic (“COVID-19”); the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	The continuing global and regional economic impact of the COVID-19 pandemic and other public health-related risks and events on our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission (“FCC”) requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;

●	the impact of supply chain issues on Sirius XM Holdings’ and the auto industry that it relies on;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty SiriusXM Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	the relationship between the United Kingdom (“U.K.”) and the European Union (“E.U.”) following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the impact of organized labor on the Braves Group;
●	the impact of an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings receives;
●	the impact of the mixed-use development on the Braves Group and its ability to manage the project;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	geopolitical incidents, accidents, terrorist acts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance;
●	our ability to recognize anticipated benefits from the proposed Split-Off and the Reclassification, each as defined below;
●	the possibility that we may be unable to obtain stockholder approvals required for the Split-Off and/or the Reclassification;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Split-Off and the Reclassification; and
●	the possibility that the Split-Off and the Reclassification may have unexpected costs.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances that could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies that are engaged in the media and entertainment industries primarily in North America and the U.K. Our principal businesses and assets include our consolidated subsidiaries Sirius XM Holdings, Formula 1, Braves Holdings, LLC (“Braves Holdings”) and our equity affiliate Live Nation.

During November 2015, Liberty’s board of directors (the “Board of Directors”) authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves tracking stock, one to be designated as the Liberty Media tracking stock and one to be designated as the Liberty SiriusXM tracking stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves tracking stock following the creation of the new tracking stocks. The Recapitalization was completed on April 15, 2016.

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

On April 22, 2020, the Board of Directors approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”). The reattribution is reflected in the Company’s financial statements on a prospective basis.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2022, include Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. In April 2021, the Liberty SiriusXM Group paid approximately $384 million to the Formula One Group to settle the call spread with respect to the shares of Live Nation attributed to the Liberty SiriusXM Group. Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and the Board of Directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. The Liberty SiriusXM Group retains intergroup interests in the Braves Group and the Formula One Group as of December 31, 2022, as described below.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group, which, as of December 31, 2022, include its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Braves,” the “club,” or the “team”) and certain assets and liabilities associated with the Braves’ stadium (“Truist Park” or the “Stadium”) and a mixed-use development around Truist Park that features retail office, hotel and entertainment opportunities (the “Mixed-Use Development”) and cash. The Liberty SiriusXM Group and the Formula One Group retain intergroup interests in the Braves Group as of December 31, 2022, as described below.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2022, include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, cash, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Convertible Senior Notes due 2027.

The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.0% intergroup interest at December 31, 2022. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 1,811,066, representing a 2.9% intergroup interest at December 31, 2022. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 4,165,288, representing a 1.7% intergroup interest at December 31, 2022. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

During November 2022, the Board of Directors authorized management of the Company to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). Atlanta Braves Holdings, Inc. (“ABH”) will be comprised of the businesses, assets and liabilities attributed to the Braves Group. The intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group remaining immediately prior to the Split-Off, however, will be settled and extinguished in connection with the Split-Off.

Following the Split-Off, the Company intends to reclassify its then-outstanding shares of common stock into three new tracking stocks to be designated Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provide for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”).

The Split-Off and the Reclassification will be subject to various conditions. Both transactions will be conditioned on, among other things, certain requisite approvals of the holders of the Company’s common stock and the receipt of opinions of tax counsel. In addition, the Split-Off will be conditioned on the requisite approval of Major League Baseball and the receipt of an IRS ruling. Additionally, the Reclassification is dependent and conditioned on the approval and completion of the Split-Off, and will not be implemented unless the Split-Off is completed; however, the Split-Off is not dependent upon the approval of the Reclassification and may be implemented even if the Reclassification is not approved. Each of the Split-Off and the Reclassification is intended to be tax-free to stockholders of the Company. Subject to the satisfaction of the conditions, the Company expects to complete the Split-Off and the Reclassification in the first half of 2023.

As a result of COVID-19, the start of the 2020 Formula 1 race calendar, comprised of 17 Events, and the Major League Baseball season, comprised of 60 regular season games, were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. In 2021, the timing of baseball season and the number of regular season games played returned to normal, and limitations on fan attendance were lifted in May. Formula 1 held a record 22 Events in 2021. Restrictions on fan attendance at Formula 1 Events reduced as 2021 progressed. Starting in the third quarter of 2021, Live Nation had a meaningful restart of its operations with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the U.S. and U.K. In 2022, the Braves played a full regular season schedule and Formula 1 held 22 Events.

On January 26, 2021, Liberty Media Acquisition Corporation (“LMAC”) consummated its initial public offering of 57.5 million units, generating gross proceeds to LMAC of $575 million, which were placed in a U.S.-based trust account. During 2022, in light of market conditions, LMAC determined it was not feasible to complete an initial business combination in advance of the contractual termination date of January 26, 2023. On November 14, 2022, stockholders of LMAC approved an amendment to LMAC’s certificate of incorporation which allowed LMAC to unwind and redeem all of its outstanding public shares prior to December 30, 2022. The redemption was completed during December 2022 and LMAC was subsequently dissolved.

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

Formula 1

Braves Holdings, LLC

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Sirius XM Holdings

As of December 31, 2022, we owned approximately 82% of the outstanding equity interest in Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM Holdings continues to expand the range of choices for its listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 152 million vehicles in operation with Sirius XM radios, and the proliferation of smart speakers and other connected devices has increased the range of options consumers have for engaging with and consuming Sirius XM Holdings’ content.

Sirius XM Holdings is also focused on rapidly growing content categories, such as its continued interest in podcasting. In 2022, an estimated 109 million Americans listened to a podcast at least monthly.

Sirius XM

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the U.S. on a subscription basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via the SXM App for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and its website. The Sirius XM service is also available through a user interface, called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2022, Sirius XM had approximately 34.3 million subscribers.

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

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).

Pandora and Off-platform

The Pandora and Off-platform business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2022, Pandora had approximately 6.2 million subscribers.

The majority of revenue from the Pandora and Off-platform business is generated from advertising on Pandora’s ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

Pandora also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services.

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

Streaming Service.  Sirius XM’s streaming service includes a variety of music and non-music channels, including channels and content that are not available on its satellite radio service, and podcasts. Consumers can access its streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

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

Sirius XM’s streaming service is included as part of the vast majority of Sirius XM’s packages, including the Music and Entertainment and Platinum plans. The Personalized Stations Powered by Pandora feature, which allows subscribers to create their own customized commercial-free music stations within the SXM App, is offered to consumers as part of the price of Sirius XM’s Platinum and Platinum VIP plans. Sirius XM also offers its streaming service in several standalone packages, which do not include a satellite radio subscription. These packages, which include the Streaming Platinum Plan and the Streaming Music and Entertainment Plan, are available to consumers at various prices and include a variety of content.

Sirius XM has entered into agreements with third parties designed to increase the distribution and ease of use of its streaming service, including through connected devices. Sirius XM also has arrangements with various services and consumer electronics manufacturers to include the Sirius XM streaming functionality with their service and devices.

360L.  Sirius XM’s next generation automotive platform, which it calls “360L,” combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. Sirius XM has agreements with many automakers to deploy its 360L interface in a variety of vehicles. In 2022, the 360L platform was included in approximately 110 vehicles models manufactured for sale in the U.S. Sirius XM expects that 360L will be included in a majority of vehicles that include Sirius XM functionality in the future.  360L allows Sirius XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage and low delivery costs of Sirius XM’s satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to Sirius XM’s content, including Sirius XM’s live channels, on demand service, podcasts and even more personalized music services. The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of Sirius XM’s content in the vehicle easier. 360L also provides Sirius XM data on how subscribers use Sirius XM’s service.

Distribution of Radios

New Vehicles. Sirius XM distributes satellite radios through the sale and lease of new vehicles. Sirius XM has agreements with major automakers to offer satellite radios in their vehicles. Satellite radios are available as a factory -installed feature in substantially all vehicle makes sold in the U.S. Most automakers include a subscription to Sirius XM’s service in the sale or lease of their new vehicles. In certain cases, Sirius XM receives subscription payments from automakers in advance of the activation of its service. Sirius XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive its service. Sirius XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

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

Sirius XM’s Satellite Radio Systems

Sirius XM’s satellite radio systems are designed to provide clear reception in most areas of the continental U.S. despite variations in terrain, buildings and other obstructions. Sirius XM continually monitors its infrastructure and regularly evaluates improvements in technology.

Sirius XM’s satellite radio systems have three principal components: satellites, terrestrial repeaters and other satellite facilities; studios; and radios.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.  Sirius XM provides its service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit Sirius XM’s service on frequencies originally licensed by the FCC to Sirius, and two of these satellites, XM-5 and SXM-8, transmit its service on frequencies originally licensed by the FCC to XM. The XM-3 and XM-4 satellites serve as spares for the XM system.

On December 13, 2020, the SXM-7 satellite was successfully launched and in-orbit testing began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite would not function as intended. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.

Sirius XM has entered into agreements for the design and construction of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. Sirius XM has also entered into agreements to launch two of those satellites. Construction of the SXM-9 and SXM-10 satellites is underway and those satellites are expected to be launched into geostationary orbits in 2024 and 2025, respectively. Construction of the SXM-11 and SXM-12 satellites is expected to begin shortly and those satellites are anticipated to be launched into geostationary orbits in 2026 and 2027, respectively.

Satellite Insurance.  Sirius XM has procured insurance for SXM-9, SXM-10, SXM-11 and SXM-12 to cover the risks associated with each satellite’s launch and first year of in-orbit operation. Sirius XM does not have insurance policies covering its other in-orbit satellites, as Sirius XM considers the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from Sirius XM’s satellites may be blocked and reception of satellite signals can be adversely affected. In other areas with a high density of next generation wireless systems, Sirius XM’s service may experience interference. In many of these areas, Sirius XM has deployed terrestrial repeaters to supplement and enhance its signal coverage and, in other areas, Sirius XM may deploy additional repeaters to mitigate interference. Sirius XM operates over 1,000 terrestrial repeaters across the U.S. as part of its systems.

Other Satellite Facilities.  Sirius XM controls and communicates with its satellites from facilities in North America. Its satellites are monitored, tracked and controlled by a third party satellite operator.

Studios

Sirius XM’s programming originates from studios in New York City, Los Angeles, Miami and Washington, D.C., and, to a lesser extent, from smaller studios in Nashville and a variety of venues across the country. Sirius XM Holdings’ corporate headquarters is in New York City. Sirius XM provides equipment to artists and hosts to enable remote creation and transmission of programming.

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

Other Services

Commercial Accounts. Sirius XM’s wholly-owned subsidiary, Cloud Cover Media, Inc. (“Cloud Cover”), offers a music programming service for commercial establishments. Commercial subscription accounts are also available through Pandora for Business and SiriusXM for Business, each of which offers a licensed, commercial-free music service for offices, restaurants and other business establishments.

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

Commercial subscribers to the Sirius XM programming service are included in Sirius XM’s subscriber count. Commercial subscribers to the Cloud Cover music programming service are not included in Sirius XM’s subscriber count. Subscribers to the DISH Network satellite television service are not included in Sirius XM’s subscriber count and subscribers to Sirius XM’s Travel Link, real-time traffic services and real-time weather services are not included in Sirius XM’s subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to Sirius XM’s service.

Sirius XM Canada

Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of Sirius XM Canada’s voting and equity interests held by two shareholders.

In 2022, Sirius XM and Sirius XM Canada entered into an amended and restated services and distribution agreement which modified the existing Services Agreement and terminated the existing Advisory Agreement between Sirius XM and Sirius XM Canada. Pursuant to the amended and restated services and distribution agreement, the fee payable by Sirius XM Canada to Sirius XM was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. Such variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears, beginning January 1, 2022.

In May 2017, Sirius XM extended a loan to Sirius XM Canada in the principal amount of $131 million. In connection with the execution of the amended and restated services and distribution agreement, Sirius XM forgave $113 million in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 million on such loan.  The principal amount that was forgiven by Sirius XM was considered satisfied and as contributed capital from Sirius XM.

As of December 31, 2022, Sirius XM Canada had approximately 2.6 million subscribers. Sirius XM Canada’s subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

The Pandora and Off-platform Business

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

The Pandora service is available on iOS and Android mobile devices, web browsers and other internet connected devices. The Pandora application is free to download and use. The Pandora service is also available in vehicles in the U.S. with smartphone connectivity. Certain automakers now provide embedded streaming connectivity that supports and makes available the Pandora service in vehicles without the need for smartphone connectivity. In addition, the Pandora service is integrated into consumer electronic, voice-based devices and smart speakers.

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

Subscription Radio Service (Pandora Plus)

Pandora offers Pandora Plus - an ad-free, subscription version of the radio service that includes options for replaying songs, skipping songs, offline listening and higher quality audio on supported devices. Content provided to each listener of Pandora Plus is more tailored when the listener interacts with the platform. Premium Access is also available to Pandora Plus listeners.

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

SXM Media

SXM Media is a combined sales group, spanning its Sirius XM, Pandora, and Stitcher audio entertainment platforms and services. SXM Media has a reach of more than 150 million listeners, and gives brands, creators, and publishers access to the largest digital audio advertising platform in North America.  SXM Media also serves as the exclusive advertising representative for other third party platforms and podcasters, including such major entities as SoundCloud Holdings, LLC and NBCUniversal.

SXM Media is the exclusive advertising sales representative for the Sirius XM, Pandora and Stitcher platforms.  In addition to subscription fees, Sirius XM derives revenue from advertising on select non-music channels. Pandora’s primary source of revenue is the sale of audio, display and video advertising for connected device platforms, including computers and mobile devices.  Pandora maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting. Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences.

Stitcher

Stitcher licenses original podcasts from their creators and operates content networks. Stitcher also provides podcast advertising services that generate revenue from over 430 shows and offers a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand. Stitcher creates and distributes original podcasts licensed from third parties through platforms such as its Stitcher App and the iPhone podcast App.

Stitcher earns revenue by distributing advertising on certain owned and operated podcasts as well as those created by third parties, including placement based on an advertiser’s desired target audience, and from the sale of advertising on its licensed podcasts and podcasts offered within the Stitcher App.

In addition to advertising revenue, Stitcher earns subscription revenue from its Stitcher Premium subscription service.  Users pay a monthly or annual fee for access on Stitcher Premium to premium content and ad-free archived podcast episodes.

AdsWizz, Inc. (“AdsWizz”)

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

The holders of the mechanical rights in musical compositions, generally songwriters and music publishers, have traditionally licensed these rights through the statutory license set forth in Section 115 of the U.S. Copyright Act (the “Copyright Act”); however, mechanical rights can also be licensed directly.

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

Pandora must also license “reproduction rights” or “mechanical rights” to offer the interactive features of the Pandora services. For the Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the Copyright Act. In January 2018, the Copyright Royalty Board (the “CRB”) set a rate structure for the five-year period commencing January 1, 2018 and ending on December 31, 2022 (“Phono III”). The rate was the greater of 15.1% of revenue or 26.2% of record label payments in 2022, with each rate prong increasing from slightly lower percentages in years prior to 2022.

In July 2022, after the Court of Appeals for the D.C. Circuit vacated the CRB’s initial rate determination, the CRB issued a new ruling that retained the first prong from its initial determination (with rates increasing up to 15.1% of revenue in 2022), but revised the second rate prong downward, from 26.2% to 21% of record label payments for each year from 2018-2022. Music publishers have challenged that downward adjustment, and a decision from the CRB on that challenge is expected to be issued in 2023.  Following that decision, Pandora will make retroactive adjustments to its 2018-2022 payments to the extent that the new, final rates differ from those under which its previous payments were made.

In September 2022, in a CRB proceeding to determine mechanical royalty rates under Section 115 for the five-year period commencing January 1, 2023 and ending December 31, 2027 (“Phono IV”), the participating music publishers and digital music services, including Pandora, reached a settlement. That settlement set the rates at the greater of 15.1% of revenue or 26.2% of record label payments for 2023, rising over the five-year period to 15.35% of revenue or 26.2% of record label payments by 2027. That settlement was adopted by the CRB on December 30, 2022, as became effective on January 1, 2023.

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

Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and those services must negotiate direct license arrangements with the owners of copyrights in sound recordings.

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

In 2022, Sirius XM paid a per performance rate for the streaming of certain sound recordings of $0.0028 on its Sirius XM streaming service which increased from $0.0026 in 2021.

Pandora Business.  Pandora has entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.

For sound recordings that Pandora streams and for which it has not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license, and applicable rates thereunder, set by the CRB. Sound recordings subject to the statutory license can only be played through Pandora’s radio services and not through services that are offered on-demand or offline or through any replay features. The royalty rates under many of those direct licenses, which cover a large majority of the sound recordings that Sirius XM Holdings performs on Pandora, are indexed to the statutory rates established by the CRB.

Prior to the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act in October 2018, Pandora’s rights to perform certain sound recordings that were fixed before February 15, 1972 were governed by state law. Pandora still faces a class action lawsuit brought by plaintiffs who allege that Pandora violated their alleged exclusive copyright ownership rights to the reproduction of sound recordings created prior to February 15, 1972.  See “Item 3.  Legal Proceedings” of this Annual Report on Form 10-K for information on this action.

Trademarks

Sirius XM has registered, and intends to maintain, the trademarks “Sirius”, “XM”, “SiriusXM” and “SXM” with the U.S. Patent and Trademark Office in connection with the services it offers. Sirius XM is not aware of any material claims of infringement or other challenges to its right to use the “Sirius”, “XM”, “SiriusXM” or “SXM” trademarks in the U.S. Sirius XM also has registered, and intends to maintain, trademarks for the names of certain of its channels. Sirius XM has also registered the trademarks “Sirius”, “XM” and “SiriusXM” in Canada. Sirius XM has granted a license to use certain of its trademarks in Canada to Sirius XM Canada.

Pandora has registered, and intends to maintain, the trademarks “Pandora,” “Ampcast” and “Music Genome Project,” in addition to a number of other Pandora logos and marks, with the U.S. Patent and Trademark Office in connection with the services it offers.  Pandora also has registered the trademark “Pandora” in Australia, Canada, Chile, the European Union, India, Israel, Mexico, New Zealand, Switzerland, Taiwan and other countries, and the trademark “Music Genome Project” in Australia, Canada, China and New Zealand.

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the FIA Formula One World Championship (the “World Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. The 2022 World Championship calendar was originally scheduled to have 23 Events. However, following the cancellation of the Russian Grand Prix, 22 Events took place in 20 countries across Europe, Asia-Pacific, the Middle East and North and South America. The 2021 World Championship calendar was originally scheduled to have 23 Events. However, after a number of Events were cancelled and/or replaced due to the COVID-19 pandemic, 22 Events took place in 20 countries across Europe, the Middle East and North and South America. The 2020 World Championship calendar was originally scheduled to have 22 Events. However, the start of the season was postponed until early July, with certain Events being cancelled, certain new Events being added and others rescheduled at later dates, due to the COVID-19 pandemic. The revised 2020 World Championship calendar was comprised of 17 Events in 12 countries across Europe and the Middle East.

In 2022, the World Championship was followed by hundreds of millions of television viewers in approximately 200 territories and a number of Formula 1’s Events had record attendance, with crowd and hospitality numbers well above pre-COVID-19 levels. Restrictions on fan attendance due to the COVID-19 pandemic reduced as 2021 progressed, with all Events in the second half of the year operating at either full capacity or with fewer restrictions than had been applied at Events in the first half of the year. Fans were prohibited from attending all but three Events during 2020 due to the COVID-19 pandemic, with significant limitations on fan attendance at these Events.

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

Formula 1 recognizes the majority of its revenue and expenses in connection with Events that take place in different countries around the world, generally between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year. However, due to the delayed start of the 2020 Formula 1 race calendar, with the first Event not taking place until July 2020, the revenue and expenses recognized by Formula 1 were significantly lower during the first and second quarters of 2020 as compared to the third and fourth quarters. The seasonality of Formula 1’s revenue and expenses was more normal in 2022 and 2021.

Primary Revenue

Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Race Promotion. Race promotion revenue comprised 28.6%, 30.6%, and 13.0% of Formula 1’s total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of three to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year. Race promotion revenue was significantly lower in 2020 as a result of the reduced calendar and one-time revised fee arrangements, as most Events were closed to fans, generating very different economics for the promoters.

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

Media Rights.  Media rights revenue comprised 36.4%, 40.3% and 58.5% of Formula 1’s total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The variation in the 2020 percentage is due to a number of factors related to the COVID-19 pandemic, including the significant decrease in race promotion revenue, as described above. Certain fee relief arrangements were made with broadcasting partners due to the COVID-19 pandemic resulting in fewer Events within a shorter period of time than anticipated. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. Contracts with broadcasters, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s media rights revenue is primarily generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”) and (c) subscription revenue from Formula 1’s own direct-to-consumer over-the-top broadcast product F1TV. In 2022, Formula 1 had 12 free-to-air television agreements, 16 pay television agreements and 30 agreements, including multi-territory agreements, covering both free-to-air and pay television. Formula 1’s key broadcasters include Sky (pay television) in the U.K., Sky Deutschland (pay television) in Germany, Sky Italia (pay television) in Italy, Movistar and DAZN (pay television) in Spain, ESPN (pay television) in Pan Latin America, Canal+ (pay television) in France, Bandeirantes (free-to-air and pay television) in Brazil, Viaplay (free-to-air and pay television) in Denmark, Finland, Norway, Sweden, Netherlands and Viaplay (pay television) in Iceland, Estonia, Lithuania and Lativa, ESPN and ESPN Deportes (pay television) in the U.S., Fox Sports (pay television) in Pan Asia (until the end of September 2021, replaced by three free-to-air and pay television agreements and seven pay television agreements across the region) and MBC and SSC (free-to-air and pay television) in the Middle East and North Africa.

Sponsorship. Sponsorship revenue comprised 16.9%, 15.7% and 18.3% of Formula 1’s total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Formula 1 sells Event-based sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, sponsors can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years

(but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the U.S. or European consumer price index or another agreed metric. Sponsorship revenue was significantly lower in 2020 as a result of certain Events not taking place and revised fee arrangements, as rights under certain contracts could not be fully serviced due to the effects of the COVID-19 pandemic.

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

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2022 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Red Bull Powertrains, with Audi committing to become an engine supplier beginning in the 2026 season. Under the terms of the 2021 Concorde Agreement (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the costs of competing in the World Championship. They receive Prize Fund payments from Formula 1, as well as sponsorship and advertising revenue from their own partners. The 2021 Concorde Agreement between Formula 1, the FIA and the Teams define the terms of the Team’s participation in the World Championship (for further detail, see “—Key Commercial Agreements—Concorde Agreement” below.)

Drivers

One of the distinctive features of the World Championship is the celebrity and diversity of its drivers. Differences in nationalities, temperaments and racing styles form part of the attractive mosaic of Formula 1. The success of a local driver also impacts the television viewership and revenue generated from that country or region. High profile drivers from the U.K. (Hamilton), the Netherlands (Verstappen), Germany (Vettel) and Spain (Alonso) have helped grow and sustain the Formula 1 business in those countries. For this reason, Formula 1 encourages the development of drivers from other strategic markets. F2 and F3 provide the training ground and stepping stones to Formula 1 for these drivers. All drivers are employed or contracted by the Teams and have no contractual relationship with Formula 1.

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

Intellectual Property

Formula 1 is the registered owner of a portfolio of trademark registrations and applications, including for the F1 logo, the World Championship logo (which is used only in sporting contexts), “Formula One”, “Formula 1”, “F1” and “Grand Prix” when used in connection with any of the aforementioned and most of the official Event titles where they are capable of registration.

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

Braves Holdings, LLC

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the MLB club, the Braves, certain assets and liabilities associated with Truist Park and the Mixed-Use Development.

Business Operations

Braves Holdings derives revenue related to the Braves baseball franchise and Truist Park from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. In addition, Braves Holdings derives revenue from office and retail rental income (including overage rent and tenant reimbursements) and parking and advertising sponsorships at the Mixed-Use Development.

Baseball revenue is seasonal, with the majority of revenue historically recognized during the second and third quarters, which aligns with a normal baseball regular season, consisting of 162 games. However, due to the COVID-19 pandemic, the 2020 regular season was played entirely during the third quarter and consisted of only 60 games, all without fans in attendance. The 2020 minor league season was cancelled. The Mixed-Use Development was also affected due to the impacts of these restrictions on retail as well as restaurants, which had initially been limited to take-out and/or delivery service. Baseball revenue was significantly lower in 2020 as a result of fewer games, but improved significantly in 2021, with the return to a full regular season in each of 2021 and 2022 and the Braves’ success in the 2021 postseason as World Series Champions.

Ticket Sales. The Braves offer single game tickets, group tickets and various full and partial season ticket packages. The per-ticket average price of 2022 full-season ticket packages ranged from $8 to $535, depending upon the seating area. The Braves utilize a variable and dynamic pricing strategy to manage differences in demand and to help drive attendance and eliminate the perceived difference in value for certain games, which is often exploited in the secondary market. The majority of Braves tickets are distributed as mobile tickets, which allows the Braves to track important data, put parameters on resales and provide convenience and security to consumers.

Concessions. The Braves offer food and beverages during all games held at Truist Park. In addition, the Braves generate revenue from catering in suites and premium areas within the Stadium.

Television and Radio Broadcasting. Braves Holdings derives substantial revenue from the sale of local broadcasting rights to the Braves’ baseball games. Each MLB Club has the right to authorize the television broadcast within its MLB-defined home television territory of games in which it participates, subject to certain exceptions. The Braves have a long-term local television broadcasting agreement with Sportsouth Network II, LLC, the owner and operator of the Bally Sport South and Bally Sports Southeast video programming services (formerly known as Fox Sports South and Fox Sports Southeast, respectively). Nationally, the Braves participate in the revenue generated from the national television, digital and radio broadcasting arrangements negotiated by MLB on behalf of the 30 MLB Clubs with ESPN, TBS, Fox, Sirius XM Holdings, Apple, YouTube and NBC/Peacock (the “National Broadcast Rights”). Under the MLB Rules and Regulations, as defined below, the Office of the Commissioner of Baseball (the “BOC”) has the authority, acting as the agent on behalf of all of the MLB Clubs, to enter into and administer contracts for the sale of certain National Broadcast Rights. Each MLB Club also has the right to authorize radio broadcasts, within the U.S. (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with approximately 170 local radio station affiliates broadcasting Braves games across the Southeast.

Advertising Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising, marketing and promotional opportunities at Truist Park, the Mixed-Use Development and throughout the Braves’ home marketing territory. Advertising space is available in the Mixed-Use Development and throughout the ballpark, including on the main scoreboard, outfield walls behind home plate and in programs sold at each game. The Braves also enter into long-term licensing agreements for use of various suites, premium seating and hospitality spaces. The Braves’ marketing department works closely with the Braves’ sponsors to offer marketing opportunities, including contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the Braves allow their name and logo to be used in connection with certain local promotional activities throughout their home marketing territory. The Braves work closely with local television broadcasters and have a cross-promotional sponsorship and marketing agreement with Bally Sports South and Bally Sports Southeast.

Team

Player Personnel. Under the CBA and the MLB Rules and Regulations, both defined below, each team is permitted to have 40 players under reserve to the MLB Club, but is allowed to maintain only 26 players on its active roster (subject to limited exceptions) from the Opening Day of the season through August 31 of each year and the postseason. During the remainder of the season, each team may keep 28 players on its active roster. The Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success. The Braves compete with other MLB Clubs for a limited pool of player personnel and seek to assemble a roster of players with the depth and breadth the Braves believe will allow it to field a competitive team. The Braves generally enter into player contracts with terms of one or more years and may also assume an existing player contract as part of a player trade. Contract terms are required to adhere to certain league requirements as discussed below under “MLB Rules and Regulations” but are otherwise subject to market and other conditions. The Braves generally expect the majority of its roster to be composed of players with contract terms of fewer than six years. From time to time, the Braves may seek to enter into long-term contracts in order to secure talented players and reduce player turnover, however, its ability to do so may be impacted by a variety of financial and non-financial factors, including how appealing it is for a player to make a long-term commitment to the Braves.

Player Development.  Starting with the 2021 season, a new player development system was put in place by MLB comprised of 11 Professional Development Leagues. MLB Professional Development Leagues, LLC ("MLB PDL") is responsible for the administration of the new system and has player development license agreements with 120 minor league clubs that compete in the Professional Development Leagues and are affiliated with MLB Clubs, including the Braves. MLB PDL is also responsible for enforcing the terms of each player development license agreement, including standards for facility quality and player working conditions. Each MLB Club, including the Braves, is affiliated with four

Professional Development League clubs located in the U.S. and Canada. The three minor league clubs owned by Braves Holdings during the 2021 season, the Gwinnett Stripers, Mississippi Braves and Rome Braves, entered into player development license agreements with MLB PDL. Braves Holdings sold the three minor league clubs in January 2022. Each club will remain affiliated with the Braves under the terms of the license agreement, which has a 10 year term. The Augusta GreenJackets are the fourth Professional Development League club affiliated with the Braves.

The Braves historically operated a baseball academy in the Dominican Republic and participated in the Dominican Summer League. The Braves did not fully operate the baseball academy during the 2021 season, but recommenced operations for the 2022 season. Dominican players, and players from other Latin American countries, are an important source of talent for the Braves and other MLB Clubs, but these players may not participate in the first-year amateur draft process (which is limited to only residents of the U.S., U.S. territories, and Canada, including international players who are enrolled in a high school or college in such locations). However, the Braves may enter into contracts with Latin American players, subject to the rules and regulations contained in the CBA, as defined below, and the Major League Baseball Players Association (the “MLBPA”).

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

CoolToday Park. In March 2019, the Braves relocated to a new spring training facility in North Port, Florida. The park is also the playing facility of the FCL Braves, the Complex League affiliate of the Braves. The Braves have exclusive operating rights to the facility via a 30-year Facility Operating Agreement with Sarasota County. The Braves operate and maintain an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park also features an academy for housing players, coaches and staff throughout the year. The academy opened in February 2020 and includes dining, meeting and auditorium spaces.

Mixed-Use Development

The Mixed-Use Development, also known as the Battery Atlanta, is an approximately 2.25 million square-foot area located around Truist Park. Phase I of the Mixed-Use Development was completed in 2017 and includes an Omni Hotel, Comcast’s Southeast office headquarters and The Coca-Cola Roxy Theater, an entertainment venue operated through a lease with Live Nation. Phase II was completed in stages throughout 2020 and 2021 and includes TK Elevator’s North American headquarters, Papa John’s International, Inc.’s headquarters, an Aloft Hotel, a specialty market and a cinema. Phase III, consisting of a 250,000-square-foot office building immediately behind Truist Park and approximately 300 feet from home plate, commenced construction in the second half of 2022. Truist Securities announced that it will relocate its national headquarters and occupy approximately half of the building, expected to open in 2024.

MLB Rules and Regulations

As a condition to maintaining its MLB membership, each MLB Club must comply with the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of a MLB Club (collectively, the “MLB Rules and Regulations”).

Collective Bargaining Agreement. On March 10, 2022, the MLBPA and the MLB Clubs entered into a Memorandum of Understanding that summarized a tentative agreement on a new collective bargaining agreement commencing with the 2022 season (the “CBA”). The CBA covers the 2022-2026 MLB seasons. The CBA provides for an expanded playoff schedule, an increase to the previous competitive balance tax threshold on MLB Club payrolls, an annual increase in the minimum player salary each year beginning in 2022 and other provisions impacting Braves Holdings’ operations and its relationships with members of the MLBPA. Additionally, it contains provisions surrounding revenue sharing among the MLB Clubs.

Player Contracts and Salaries. The CBA requires each MLB Club to sign Major League players using the Uniform Player’s Contract. The minimum Major League contract salary under the CBA for players during the 2022 season was $700,000 and increases in each year during the term of the current CBA. For Major League players under reserve to an MLB Club that are not eligible for salary arbitration or free agency and are not subject to a multi-year contract, MLB Clubs may renew such player contracts at the Major League minimum if they cannot reach agreement with the player on salary. However, the CBA provides that the MLB Clubs cannot reduce MLB players’ salaries by more than 20 percent of what they earned in the previous MLB season or 30 percent of what they earned two seasons prior (provided the player has remained under reserve to the MLB Club). Player salaries in 2020 were reduced to reflect the shortened season. If a player is terminated by the team for lack of skill during the championship season, he is entitled to the unpaid balance of his salary under the contract for the remainder of that season, subject to certain rights of the MLB Club. Contracts may cover one year or multiple years, but under multi-year contracts an MLB Club may be required to make minimum payments to an MLB player for the balance of the contract’s term even if the contract is terminated by the MLB Club, subject to certain rights of the MLB Club. An MLB Club may assign a player’s contract to another MLB Club (for example, in connection with a trade with that MLB Club) or a minor league club subject to certain rights of the player and other MLB Clubs.

Revenue Sharing. Each MLB Club is required to share locally derived revenue with the other MLB Clubs through MLB’s revenue sharing plan.

Debt Service Rule. Each MLB Club is subject to certain MLB imposed restrictions on its ability to incur indebtedness in amounts that exceed specified thresholds. In particular, each MLB Club is generally required to keep outstanding indebtedness minus a certain amount of excludable indebtedness at or below 8.0x available cash flow (or in the case of MLB Clubs which have a new stadium, at or below 12.0x available cash flow), with the amount of excludable indebtedness for each of fiscal years 2022 and 2023 set at $125 million and for each of fiscal years 2024 through 2026 set at $100 million. This is referred to as the Debt Service Rule. MLB Clubs must certify compliance with the Debt Service Rule annually and the failure of an MLB Club to comply during two consecutive fiscal years may lead to certain remedial measures being imposed by the BOC, including, but not limited to, prohibitions on the incurrence of additional indebtedness and repayment of outstanding indebtedness.

Live Nation

Live Nation is considered the world’s leading live entertainment company.

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

Terms of Live Nation Investment

At December 31, 2022, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 31% of the issued and outstanding shares as of December 31, 2022.

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

Regulatory Matters

Sirius XM Holdings

Sirius XM Holdings is subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security and data protection. There are several states that require specific information security controls to protect certain types of information and specific notifications to consumers in the event of a security breach that compromises certain categories of personal information. Certain of Sirius XM Holdings’ services are also subject to laws in the U.S. and abroad pertaining to privacy of user data and other information, including the California Consumer Privacy Act and the European General Data Protection Regulation. Sirius XM Holdings’ Privacy Policies and customer agreements describe its practices.  Sirius XM Holdings believes it complies with all of its obligations under all applicable laws and regulations.

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

In 1997, Sirius XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. Sirius XM’s FCC licenses for its Sirius satellites expire in 2025 and 2030. Sirius XM’s FCC licenses for its XM satellites expire in 2023, 2026 and 2029. Sirius XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant licenses for any replacement satellites.

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

Sirius XM is required to obtain export licenses or other approvals from the U.S. government to export certain equipment, services and technical data related to its satellites and their operations. The transfer of such equipment, services and technical data outside the U.S. or to foreign persons is subject to strict export control and prior approval requirements from the U.S. government (including prohibitions on the sharing of certain satellite-related goods and services with China).

Changes in law or regulations relating to communications policy or to matters affecting Sirius XM’s services could adversely affect its ability to retain its FCC licenses or the manner in which Sirius XM operates.

Competition Laws and Formula 1

The operations and business of Formula 1 are subject to European and national competition laws which require Formula 1 at all times to ensure its business practices and agreements are consistent with the operation of competitive markets. Following an investigation by the European Commission (“E.C.”) into the commercialization of Formula 1 and related agreements in 1999, Formula 1 modified certain of its business practices and changed the terms of a number of its commercial contracts with Teams, broadcasters, promoters and the FIA. In October 2001, the E.C. issued two comfort letters to Formula 1 stating that it was no longer under investigation. Comfort letters are not binding on the E.C. and if it believes that there has been a material change in circumstances, further enforcement action could be taken. The E.C. issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing the 2001 comfort letters and that it had ended its monitoring of Formula 1’s compliance.

Competition

Sirius XM Holdings faces significant competition for listeners and advertisers in its Sirius XM and Pandora and Off-platform businesses, including from providers of radio and other audio services. Sirius XM Holdings’ services compete with traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for Sirius XM Holdings’ subscription services. Several traditional radio companies own large numbers of radio stations and other media properties, such as podcast networks. Sirius XM Holdings also faces competition from streaming and on-demand services, including Amazon Prime, Apple Music, Spotify and YouTube. Major online providers make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization and customization, and allow the user to access large libraries of content. These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. For some consumers, these services compete with Sirius XM Holdings’ services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, nearly all automakers have deployed integrated multimedia systems in dashboards, including Apple CarPlay and Android Auto. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, streaming radio, smartphone applications and stored audio, with navigation and other advanced applications. Streaming radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles. Sirius XM Holdings also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home, but also include mobile entertainment. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, other services offered by these providers, such as cable television, on-demand video streaming, and interactive video games compete with Sirius XM Holdings’ services to the extent they utilize existing or potential users' and listeners' time that could otherwise be allocated to the use of Sirius XM or Pandora services. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with Sirius XM Holdings’ services now or that could compete with those services in the future. A number of providers compete with Sirius XM’s traffic services, particularly by smartphones offering GPS mapping with sophisticated data-based turn navigation. The connected vehicle services business operates in a highly competitive environment and competes with several providers, as well as with products being developed for vehicles by automakers and other third parties. OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles. Wireless devices, such as mobile phones, are also competitors. Sirius XM Holdings competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and system customization, scope of service, industry experience, past performance and price.

Sirius XM Holdings’ competition for advertisers includes large scale online advertising platforms such as Amazon, Facebook and Google; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; podcast distributors and networks; and companies in the broadcast radio market. Sirius XM Holdings competes against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of Sirius XM Holdings’ advertising platforms, the amount and scope of its data on listeners, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities. The online advertising marketplace continues to evolve rapidly, particularly with the introduction of new digital advertising technologies and expanding capabilities of larger internet companies.

With respect to Formula 1, the World Championship competes with many alternative forms of entertainment, such as other sporting and live events, for television viewership, live attendance and advertising. For example, Formula 1 competes for media rights and advertising revenue with other global and regional Tier 1 sports, including the Olympic Games, FIFA World Cup, Champions League and Premier League. Within national markets, Formula 1 competes with local racing events, such as the Indianapolis 500 race and NASCAR in the U.S.

Braves Holdings faces competition from many alternative forms of leisure entertainment. During the baseball season, Braves Holdings competes with other sporting and live events for game day attendance, which is integral to Braves Holdings’ ticket, concession and merchandise sales revenue. The broadcasting of the Braves’ games, which is another significant source of revenue for Braves Holdings, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, subscription video on-demand services, online activities, movies and other forms of news and information. In addition, Braves Holdings competes with the other MLB teams for a limited pool of player, coaching and managerial talent. This talent contributes to the Braves’ record and league standings, which are critical components of Braves Holdings’ competitiveness.

Live Nation faces competition in the live music industry, in attracting touring artists to the venues it owns and operates and from ticketing services primarily through online and mobile channels but also through phone, outlet and box office channels. Competition in the live entertainment industry is intense. Live Nation believes that it competes primarily on the basis of its ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. It believes that its primary strengths include the quality of service delivered to its artists, fans, ticketing clients and corporate sponsors, its track record and reputation in promoting and producing live music events and tours both domestically and internationally, its artist relationships, its global footprint, the quality of its ticketing software and services, its ecommerce site and extensive database, its diverse distribution platform of venues, the scope, effectiveness and expertise of its advertising and sponsorship programs and its financial stability.

Human Capital Resources

General

As of December 31, 2022, we had 83 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 7,200 full and part-time employees. We believe that our employee relations are good.

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

Similarly, our subsidiaries have undertaken their own individual commitments to developing a diverse workforce. Sirius XM Holdings is focused on increasing female and minority representation at all levels of its organization, and recruits talent in diverse communities, including by engaging as a sponsor of professional conferences focused on diverse talent, creating employment opportunities and offering leadership development. Sirius XM Holdings provides a mentoring program to help underrepresented employees benefit from coaching, guidance and feedback, and also has several employee resource groups supporting different diverse groups. Sirius XM Holdings has implemented a broad set of anti-harassment and discrimination policies and has implemented regular training and guidance regarding diversity, equity and inclusion. Braves Holdings has launched a program to provide space for employees to share perspectives, thoughts and insights and engage in thoughtful discussion with peers. Braves Holdings has also created fellowship programs to promote the hiring of diverse talent and accessibility within areas including baseball and baseball operations, data and analytics, scouting and executive leadership. Through its efforts to develop diversity within motorsport, Formula 1 seeks to find the next generation of talent emerging from underrepresented backgrounds. Following the launch of the Formula 1 Engineering Scholarship Program in 2021, Formula 1 has since committed to extending the program through 2025, supporting 10 students per year in their undergraduate and post-graduate engineering degrees at leading universities in the U.K. and Italy. In November 2022, Formula 1 announced the launch of the F1 Academy series, an all-female driver category, to develop and prepare young female drivers to progress to higher levels of competition. As part of a wider program of diversity and inclusion initiatives, Formula 1 has also committed to creating employment opportunities for those from disadvantaged socio-economic backgrounds by offering apprenticeships and internships across the business.

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

As of December 31, 2022, we had outstanding corporate-level indebtedness in the principal amount of $4.1 billion. At December 31, 2022, our only wholly owned consolidated subsidiaries are Braves Holdings and Formula 1. Braves Holdings, due to its size and current level of indebtedness, together with its assets and operating cash flow, would be insufficient to support any significant financing in the future. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco, the parent company of Formula 1. In addition, although we consolidate Sirius XM Holdings, we do not have ready access to the cash flow of Sirius XM Holdings due to Sirius XM Holdings being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2022, we had approximately $4.1 billion principal amount of corporate-level debt outstanding, consisting of $790 million outstanding under our 1.375% cash convertible senior notes due 2023, $27 million outstanding under our 1% cash convertible senior notes due 2023, $475 million outstanding under our 2.25% exchangeable senior debentures due 2027, $387 million outstanding under our 2.125% exchangeable senior debentures due 2048, $586 million outstanding under our 2.75% exchangeable senior debentures due 2049, $920 million outstanding under our 0.5% exchangeable senior debentures due 2050, $875 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM Group and $63 million of other obligations. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including Sirius XM Holdings’ senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to Sirius XM Holdings stockholders pursuant to Sirius XM Holdings’ dividend policy, which is subject to change at any time and is at the discretion of Sirius XM Holdings’ board of directors in accordance with applicable law and after taking into account various factors affecting Sirius XM Holdings), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

In addition, our Company’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility (except for the incremental term loan, which carries a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”)) and Braves Holdings’ borrowings under its mixed-use credit facilities carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. In 2017, the U.K’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The U.S. Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Accordingly, any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. To the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings and Formula 1 have incorporated, and expect to incorporate in the near term, alternative reference rates when amending these facilities, as applicable. In addition, we may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

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

Our business strategy and that of our subsidiaries and business affiliates, including Sirius XM Holdings, Formula 1 and Live Nation, may include selective acquisitions, other strategic investments and initiatives that allow them to expand their business. The success of any acquisition depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak and uncertain economic conditions may reduce consumer demand for products, services and events offered by our businesses attributed to each of our groups.

A weak or uncertain economy in the U.S. or, in the case of the Formula One Group, abroad, could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic recession or instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers and could overall affect subscriber churn, conversion rates and vehicle sales (in the case of Sirius XM Holdings) or reduced live-entertainment and sporting event expenditures (in the case of Live Nation, Braves Holdings and Formula 1). Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflation, which has significantly risen, may increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with Qurate Retail, Inc. (“Qurate Retail”), Liberty Broadband Corporation (“Liberty Broadband”) and Liberty TripAdvisor Holdings, Inc. (“TripCo”) and, following the completion of the proposed Split-Off, is expected to have overlapping directors and officers with ABH, which may lead to conflicting interests.

As a result of transactions between 2011 and 2014 that resulted in the separate corporate existence of our Company, Qurate Retail, Liberty Broadband and TripCo, as well as the completion of the proposed Split-Off, all or most of the executive officers of Liberty also serve (or will serve in the case of ABH) as executive officers of Qurate Retail, Liberty Broadband, TripCo and ABH, and there are overlapping directors. Our executive officers and members of the Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve (or will serve in the case of ABH) in similar capacities at Qurate Retail, Liberty Broadband, TripCo or ABH have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Qurate Retail, Liberty Broadband, TripCo or ABH pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own (or will own in the case of ABH) Qurate Retail, Liberty Broadband, TripCo and ABH stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Qurate Retail, Liberty Broadband, TripCo and/or ABH. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and TripCo has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Qurate Retail, Liberty Broadband and TripCo) instead of such company. In addition, we understand that ABH is expected to adopt similar renouncement and waiver provisions in its restated articles of incorporation in connection with the closing of the proposed Split-Off. Other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Broadband, TripCo, ABH and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Qurate Retail, Liberty Broadband, TripCo, ABH or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational risks.

Certain of our subsidiaries and business affiliates have operations in countries other than the U.S. In many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although certain of our subsidiaries and business affiliates have undertaken compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation, even if prohibited by the policies and procedures of these subsidiaries and business affiliates or the law, could have certain adverse effects on the financial condition and reputation of these subsidiaries and business affiliates. Any failure by these subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.

Our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) of our Company.

At December 31, 2022, we had a deferred tax asset attributable to federal and state net operating losses, disallowed business interest carryforwards and tax credit carryforwards of $547 million and, under the Code, we may carry forward our federal net operating losses, disallowed business interest deductions and tax credits in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period), at a time when our market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss, disallowed business interest and tax credit carryforwards could be substantially limited. This limit could impact the timing of the usage of our federal net operating loss, disallowed business interest and tax credit carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss and tax credit carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Risks Relating to COVID-19

The ongoing COVID-19 pandemic, and a future pandemic or epidemic, has introduced and may continue to introduce significant uncertainty to Sirius XM Holdings’ business.

The COVID-19 pandemic has also introduced significant uncertainties to Sirius XM Holdings’ business. The extent to which the COVID-19 pandemic may impact Sirius XM Holdings’ results depends on future developments, which are highly uncertain, including the resurgence of COVID-19 and its variants that may be occurring. Another broad shutdown of businesses, either in the U.S. or globally, as a result of the COVID-19 pandemic would likely have an adverse effect on Sirius XM Holdings’ business.

Formula 1, Braves Holdings and Live Nation have been, and may continue to be, materially impacted by COVID-19 and may be materially impacted by a future pandemic or epidemic.

Although Formula 1, Braves Holdings and Live Nation saw a more complete return to normal business operations, schedules and events in 2022, it is unclear whether and to what extent COVID-19 concerns, or a future pandemic or epidemic, will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 in 2020 and 2021, these businesses have looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

In addition, our businesses are particularly sensitive to reductions in travel and discretionary consumer spending. We cannot predict the time period over which our businesses will be impacted by COVID-19 or a future pandemic or epidemic. Over the long-term, COVID-19 or a future pandemic or epidemic could impede economic activity in impacted regions or globally, causing a global recession, leading to a further decline in discretionary spending on sports and entertainment events and other leisure activities, which could result in long-term effects on our businesses.

Even as our businesses resume more normal operations, there can be no assurances that fans attending events or vendors and employees working at our events will not contract COVID-19 or another illness in the course of attending or providing services. Any such occurrence could result in litigation, legal and other costs and reputational risk that could materially and adversely impact our businesses and results of operations. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S.

For the reasons set forth above and other reasons that may come to light as a result of the ongoing COVID-19 pandemic or a future pandemic or epidemic, we cannot reasonably estimate the impact to our future revenue, results of operations, cash flows or financial condition, but such impacts have been and will continue to be significant and could have a material adverse effect on our business, revenue, results of operations, cash flows and financial condition.

Risks Relating to the Liberty SiriusXM Group

Sirius XM Holdings has been, and may continue to be, adversely affected by supply chain issues.

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

Sirius XM Holdings also has experienced, and may continue to experience, delays in securing certain application specific integrated circuits (which are commonly referred to as "chipsets") that are essential components of its satellite radios. Delays or the unavailability of these components could have an adverse impact on Sirius XM Holdings’ operations and financial conditions.

Sirius XM Holdings may be adversely affected by the war in Ukraine.

The war in Ukraine, and any expansion of the war in Ukraine to surrounding areas, could adversely affect Sirius XM Holdings’ business and operations.

The war in Ukraine could affect the supply of certain components that Sirius XM Holdings relies on in connection with its business and operations, such as software and certain subsystems that may be planned to be integrated as part of Sirius XM Holdings’ satellites currently under construction for its system.  In addition, AdsWizz is headquartered in Romania and Sirius XM Holdings relies on other contractors in Eastern European countries, such as Poland.  An expansion of the war in Ukraine to other countries, particularly Romania, could materially affect Sirius XM Holdings’ ability to deliver advertisements on its Pandora services and for third parties.

Sirius XM Holdings faces substantial competition and that competition is likely to increase over time.

Sirius XM Holdings competes for the time and attention of its listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, brand awareness, reputation and, in the case of its ad-supported Pandora service, perception of ad load, features and functionality. As consumer tastes and preferences change on the internet and with mobile and other connected products, including cars, in-home, and wearable devices, Sirius XM Holdings will need to enhance and improve its existing services, introduce new services and features, and attempt to maintain its competitive position with additional technological advances and adaptable platforms. Neither the Sirius XM App nor the Pandora App has been significantly updated in several years. If Sirius XM Holdings fails to keep pace with technological advances or fails to offer compelling product offerings and state-of-the-art delivery platforms to meet consumer demands, its ability to grow or maintain the reach of its services, attract and retain users, and attract listeners and subscribers across its services will be adversely affected.  Sirius XM Holdings’ ability to attract and retain subscribers and listeners also depends on its success in creating and providing popular or unique programming. A summary of certain services that compete with Sirius XM Holdings is contained in the section entitled “Item 1. Business-Competition” of this Annual Report on Form 10-K.

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

Sirius XM Holdings’ ability to increase the number of subscribers and listeners to its services, retain its subscribers and listeners or convert listeners into subscribers, is uncertain and subject to many factors, including:

●	the price of Sirius XM Holdings’ service;
●	the ease of use of Sirius XM Holdings’ service;
●	the effectiveness of Sirius XM Holdings’ marketing programs;
●	with respect to its Sirius XM service, the sale or lease rate of new vehicles in the U.S.;
●	the rate at which Sirius XM Holdings’ self-pay subscribers to its Sirius XM service buy and sell new and used vehicles in the U.S.;
●	Sirius XM Holdings’ ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to its Sirius XM service;
●	the perceived value of Sirius XM Holdings’ programming and the packages and services it offers;
●	Sirius XM Holdings’ ability to introduce features in a manner that is favorably received by its consumers;
●	Sirius XM Holdings’ ability to keep up with rapidly evolving technology and features in audio entertainment;
●	Sirius XM Holdings’ ability to respond to evolving consumer tastes; and
●	actions by Sirius XM Holdings’ competitors, such as Spotify, Apple, Google, Amazon, Facebook and other audio entertainment and information providers.

Sirius XM Holdings engages in extensive marketing efforts and the continued effectiveness of those efforts is an important part of its business.

Sirius XM Holdings engages in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to its services. Sirius XM Holdings employs a wide variety of communications tools as part of its marketing campaigns, including telemarketing efforts and email solicitations. The effectiveness of its marketing efforts is affected by a broad range of factors, including creative and execution factors. Sirius XM Holdings’ ability to reach consumers with radio and television advertising, direct mail materials, email solicitations and telephone calls is an important part of its efforts and a significant factor in the effectiveness of its marketing. If Sirius XM Holdings is unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters, call blocking technologies, consumer privacy regulations or “do-not-call” or other marketing regulations, its marketing efforts will be adversely affected. A decline in the effectiveness of its marketing efforts could have an adverse impact on its operations and financial condition.

Sirius XM Holdings relies on third parties for the operation of its business, and the failure of third parties to perform could adversely affect its business.

Sirius XM Holdings’ business depends, in part, on various third parties, including:

●	manufacturers that build and distribute satellite radios;
●	companies that manufacture and sell integrated circuits for satellite radios;
●	third-party software that supports Sirius XM Holdings’ apps and services;
●	programming providers, including agreements with owners of various copyrights in music, and on-air talent;
●	vendors that operate its call centers;
●	vendors that have designed or built, and vendors that support or operate, other important elements of Sirius XM Holdings’ systems, including its satellites and “cloud”-based systems;

●	Apple, who distributes Sirius XM Holdings’ apps through its App Store and who, in the case of the Pandora service, Sirius XM Holdings relies on to collect fees and approve the terms of its consumer offers; and
●	Google, who distributes Sirius XM Holdings’ apps through its App Store and who Sirius XM Holdings, in the case of the Pandora service, relies on to collect fees and approve the terms of its consumer offers, and who plays an important role in the fulfillment of the ads Sirius XM Holdings sells on its Pandora platform.

If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with Sirius XM Holdings’ standards and practices relating to business integrity, personnel and cybersecurity, its business could be adversely affected.

The operation of Sirius XM Holdings’ apps and service offerings could be impaired if errors occur in the third party software that supports Sirius XM Holdings’ apps and services. It is difficult for Sirius XM Holdings to correct any defects in third party software because the development and maintenance of the software is not within its control. Sirius XM Holdings’ third party licensors may not continue to make their software available to Sirius XM Holdings on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third-party licensors could harm Sirius XM Holdings’ streaming services.

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

Failure to successfully monetize and generate revenue from podcasts and other non-music content could adversely affect Sirius XM Holdings’ business, operating results, and financial condition.

Delivering podcasts and other non-music content involves risks and challenges, including increased competition and the need to develop new relationships with creators. Sirius XM Holdings has entered into multi-year commitments for original podcast content that is produced by third parties. These agreements generally provide Sirius XM Holdings the right to distribute the content and act as the exclusive agent for the sale of advertising in the podcasts. Payment terms for certain podcast content typically requires more upfront cash payments, including minimum guarantees to the owner or creator of the podcast, than other content licenses or arrangements.

Given the multiple-year duration and largely fixed-cost nature of such commitments, if the attractiveness of such podcast content to Sirius XM Holdings’ listeners and subscribers do not meet its expectations, Sirius XM Holdings’ margins could be adversely impacted. In addition, the advertising market for podcasts is still developing, including the advertising technology necessary to efficiently sell podcast advertising at scale. As a result, Sirius XM Holdings’ ability to profitably monetize the available advertising opportunities in podcasts remains uncertain.

Growing Sirius XM Holdings’ podcasting business may require additional changes to its business model and cost structure, modifications to its infrastructure, and could expose us to new regulatory, legal and reputational risks, including infringement liability. There is no guarantee that Sirius XM Holdings will be able to generate sufficient revenue from podcasts to offset the costs of creating or acquiring this content.  Sirius XM Holdings’ failure to successfully monetize and generate revenue from such content, including failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion, could adversely affect Sirius XM Holdings’ business, operating results, and financial condition.

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

The impact of economic conditions may adversely affect Sirius XM Holdings’ business, operating results, and financial condition.

Sirius XM Holdings’ success depends to a significant extent on discretionary consumer spending. Some of the factors that may influence consumer spending on entertainment include general economic conditions, the availability of discretionary income, consumer confidence, interest rates, inflationary pressure, and general uncertainty regarding the overall economic environment.

The demand for entertainment generally is sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, as well as other adverse economic or market conditions due to COVID-19 or otherwise, could reduce Sirius XM Holdings’ subscribers’ or potential subscribers’ discretionary income. To the extent that overall economic conditions reduce spending on discretionary items, Sirius XM Holdings’ ability to attract and retain subscribers could be hindered, which could reduce its subscription revenue and negatively impact its business.

Additionally, Sirius XM Holdings’ financial performance is subject to economic conditions and their impact on levels of advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have an adverse impact on Sirius XM Holdings’ revenue and business.  See “Pandora generates a significant portion of its revenue from advertising, and reduced spending by advertisers could harm its business.”

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

Sirius XM Holdings’ ability to profitably attract and retain subscribers to its Sirius XM service is uncertain.

A number of factors may affect Sirius XM Holdings’ ability to attract and retain subscribers to its Sirius XM service. Over time, the changing demographics of Sirius XM Holdings’ subscriber base, such as the increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. These changing demographics may affect Sirius XM Holdings’ ability to convert trial subscribers into self-paying subscribers. Similarly, Sirius XM Holdings’ efforts to acquire subscribers purchasing or leasing used vehicles may attract price sensitive consumers. Consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of Sirius XM Holdings’ marketing efforts may also attract more price sensitive subscribers, and its efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. Each of these factors may harm Sirius XM Holdings’ revenue or require additional spending on marketing efforts to demonstrate the value of its Sirius XM service.

Sirius XM Holdings’ business depends in part upon the auto industry.

A substantial portion of the subscription growth for Sirius XM Holdings’ satellite radio service has come from purchasers and lessees of new and used automobiles in the U.S., and Sirius XM Holdings expects this to be an important source of subscribers for its satellite radio service in the future.

Sirius XM Holdings has agreements with major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. These agreements also require automakers to provide Sirius XM Holdings data on sales of satellite radio enabled vehicles, including in many cases the consumer’s name and address. Sirius XM Holdings’ business could be adversely affected if automakers do not continue to include its Sirius XM service in their products or provide Sirius XM Holdings with such data.

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

Sales of used vehicles represent a significant source of new subscribers for Sirius XM Holdings’ satellite radio service. Sirius XM Holdings has agreements with auto dealers and companies operating in the used vehicle market to provide it with data on sales of used satellite radio enabled vehicles, including in many cases the consumer’s name and address. The continuing availability of this data is important and the loss of such data may harm its revenue and business.

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

The development of applications and services in spectrum adjacent to the frequencies licensed to Sirius XM Holdings, as well as the combination of signals in other frequencies, may cause harmful interference to its satellite radio service in certain areas of the U.S. Certain operations or combination of operations permitted by the FCC in spectrum, other than Sirius XM Holdings’ licensed frequencies, results in the loss of signal to its service, and the reception of its satellite radio service can be adversely affected in certain areas. Elimination of this interference may not be possible in all cases. In other cases, Sirius XM Holdings’ efforts to reduce this interference may require extensive engineering efforts and additions to its terrestrial infrastructure. These mitigation efforts may be costly and take several years to implement and may not be entirely effective. In certain cases, Sirius XM Holdings is dependent on the FCC to assist it in preventing harmful interference to its service.

Pandora’s ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect its business.

The number of monthly active users to Sirius XM Holdings’ ad-supported Pandora business has declined consistently for several years, including in 2022, and is likely to further contract in the future.

The size of Sirius XM Holdings’ ad-supported listener base is an important element of its Pandora business.  The decline in Sirius XM Holdings’ listener base has resulted in fewer listener hours and available advertising spots on its Pandora service, which ultimately may result in declines in advertising revenue, and adversely affect its Pandora business.  The contraction of Sirius XM Holdings’ ad-supported listener base also decreases the size of demographic groups targeted by advertisers, which may hurt Sirius XM Holdings’ ability to deliver advertising in a manner that maximizes advertisers’ return on investment and compete with other streaming advertising platforms.

Pandora generates a significant portion of its revenue from advertising, and reduced spending by advertisers could harm its business.

Pandora currently generates a majority of its revenue from third parties advertising on its ad-supported service.  As is common in the audio entertainment industry, Pandora’s advertisers do not have long-term advertising commitments with Pandora and can terminate their contracts at any time.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Adverse macroeconomic conditions have affected, and may in the future affect, the demand for audio advertising, resulting in fluctuations in the amounts advertisers spend on advertising, which could harm Sirius XM Holdings’ financial condition and operating results.

Sirius XM Holdings’ failure to convince advertisers of the benefits of its Pandora ad-supported service could harm its business.

Sirius XM Holdings’ ability to attract and retain advertisers, and ultimately to sell its advertising inventory, depends on a number of factors, including:

●	the number of listener hours on the Pandora ad-supported service, particularly the number of listener hours attributable to high-value demographics;
●	keeping pace with changes in technology and its competitors, some of which have significant influence over the distribution of the Pandora app;
●	competing effectively for advertising with other dominant online services, such as Spotify, Google and Facebook, as well as other marketing and media outlets;

●	successfully competing for local radio advertising;
●	demonstrating the ability of advertisements to reach targeted audiences, including the value of mobile digital advertising;
●	ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that Sirius XM Holdings serves listeners) do not have a negative impact on listener hours; and
●	adapting to technologies designed to block the display of its ads.

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

Sirius XM Holdings is continuing to build its sales capability to penetrate local advertising markets, which places Sirius XM Holdings in competition with terrestrial radio. Sirius XM Holdings may not be able to capture an increasing share of local and audio advertising revenue, which may have an adverse impact on its future revenue.

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

Sirius XM Holdings receives a substantial amount of personal data on purchasers and lessees of new and used vehicles from third parties. Sirius XM Holdings uses this personal data to market its services. Sirius XM Holdings collects and uses demographic, service usage, purchase history and other information, including location information, from and about its listeners through the internet. Further, Sirius XM Holdings and third parties use tracking technologies, including “cookies” and related technologies, to help it manage and track its listeners’ interactions with its services and deliver relevant advertising.

Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the collection, use, retention, sharing and security of the personal data Sirius XM Holdings receives. Privacy groups and government authorities have increasingly scrutinized the ways in which companies collect and share personal data, including linking personal identities and data associated with particular users or devices with data collected through the internet, and Sirius XM Holdings expects such scrutiny to increase.  Alleged violations of laws and regulations relating to privacy and personal data may expose Sirius XM Holdings to potential liability, may require Sirius XM Holdings to expend significant resources in responding to and defending such allegations and claims and could in the future result in negative publicity and a loss of confidence in Sirius XM Holdings by its subscribers, listeners, advertisers and other third parties with whom it does business.

Privacy-related laws and regulations, such as the California Consumer Privacy Act and the European General Data Protection Regulation, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in Sirius XM Holdings’ listeners’ expectations and demands regarding privacy and data security, may limit its ability to collect and use consumer data. Restrictions on Sirius XM Holdings’ ability to receive, collect and use consumer data could limit its ability to attract and retain subscribers and listeners to its services.  In addition, restrictions on Sirius XM Holdings’ ability to collect, access and process listener data, or to use or disclose listener data or profiles that it develops using such data, could limit Sirius XM Holdings’ ability to market its content and services to its potential listeners and offer targeted advertising opportunities to its advertisers, each of which are important to its business. Increased regulation of personal data utilization practices and compliance administration could increase Sirius XM Holdings’ costs of operation or otherwise adversely affect its business.

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

Sirius XM Holdings holds FCC licenses and authorizations to operate commercial satellite radio services in the U.S., including satellites, terrestrial repeaters, and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although Sirius XM Holdings expects its licenses and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of any of Sirius XM Holdings’ FCC licenses or authorizations must be approved in advance by the FCC.

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

The nature of Sirius XM Holdings’ business involves the receipt and storage of personal information about its subscribers and listeners including, in many cases, credit and debit card information. Sirius XM Holdings has a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may be difficult to detect for long periods of time. Sirius XM Holdings may be unable to anticipate or prevent unauthorized access to data pertaining to its customers, including credit card and debit card information and other personally identifiable information. Sirius XM Holdings’ services, which are supported by its own systems and those of third-party vendors, could be subject to computer malware and attacks, as well as to catastrophic events (such as fires, floods, hurricanes or tornadoes), any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.

If Sirius XM Holdings fails to protect the security of personal information about its customers or if an actual or perceived breach of security occurs on its systems or a vendor’s systems, Sirius XM Holdings could be exposed to costly government enforcement actions and private litigation and its reputation could suffer.  Sirius XM Holdings may also be required to expend significant resources to address these problems, including notification under various data privacy regulations, and its reputation and operating results could suffer. In addition, Sirius XM Holdings’ subscribers and listeners, as well as potential customers, could lose confidence in its ability to protect their personal information, which could cause them to discontinue the use of Sirius XM Holdings’ services. This loss of confidence would also harm Sirius XM Holdings’ efforts to attract and retain advertisers and to obtain personal information from third parties, and unauthorized access to its programming would potentially create additional royalty expense with no corresponding revenue. Such events could adversely affect its results of operations. The costs of maintaining adequate protection, including insurance protection, against such threats as they develop in the future (or as legal requirements related to data security increase) could be material.

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

Sirius XM Holdings may integrate the Pandora service with apps provided by third parties. In such case, Sirius XM Holdings may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of its contracts and privacy policies, or prevent unauthorized access to, or use or disclosure of, information, any of which could expose Sirius XM Holdings to potential liability and negative publicity and could cause its listeners and advertisers to discontinue use of its services.

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

Sirius XM Holdings must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works in order to operate its services. Traditionally, BMI, ASCAP, SESAC and GMR have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to Sirius XM Holdings’ business, including increasing licensing costs and reducing the availability of certain pieces for use on its services.

Under the Copyright Act, Sirius XM Holdings also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on its Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB.  Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB’s existing decision governing sound recording royalties for satellite radio, Sirius XM Holdings is required to pay a royalty based on its gross revenue associated with its satellite radio service, subject to certain exclusions, of 15.5% per year through December 31, 2027.

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

Pandora has direct licenses with thousands of music publishers. Those licenses provide that the royalty rate for “reproduction rights” or “mechanical rights”, which are required to offer the interactive features of its Pandora services, are determined by the rate formula set by the CRB for the compulsory license made available by Section 115 of the Copyright Act. These royalty rates also apply to Pandora’s use of musical works for which Sirius XM Holdings does not have a direct license with the copyright owners.

The CRB significantly increased the rates for these rights for the period commencing January 1, 2018 through December 31, 2022, and the participating music publishers and digital music services, including Pandora, have reached a settlement for the period commencing January 1, 2023 through December 31, 2027 which will further significantly increase these rates. These higher rates for mechanical rights may have an adverse effect on the business, financial condition and results of operations of Pandora.

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

As of December 31, 2022, Sirius XM Holdings had an aggregate principal amount of approximately $9.5 billion of indebtedness outstanding.

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

Sirius XM Holdings is party to several legal proceedings arising out of various aspects of its business, including possible class actions arising out of its marketing practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on its financial condition.

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

We do not have the right to manage the businesses or affairs of our business affiliate Live Nation, which currently is attributed to the Liberty SiriusXM Group. Rather, our rights take the form of representation on the board of directors and board committees. Although our board representation rights may enable us to exercise influence over the management or policies of Live Nation, they will not enable us to cause Live Nation to take any actions we believe are favorable to us (such as paying dividends or distributions).

Our equity method investment in Live Nation may have a material impact on net earnings of Liberty and the Liberty SiriusXM Group.

We have a significant investment in Live Nation that currently is attributed to the Liberty SiriusXM Group, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) from continuing operations before income taxes. Due to the impact of COVID-19, Live Nation recorded significant losses during the years ended December 31, 2021 and 2020. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings or losses and those attributed to the Liberty SiriusXM Group. Notwithstanding the impact on our net earnings or losses and those attributed to the Liberty SiriusXM Group, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and is subject to market risk that is not directly reflected in our statement of operations.

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

The success of Formula 1’s business and its ability to profitably renew or enter into beneficial new commercial arrangements, including race promotion, media rights and sponsorship contracts, is largely dependent upon the continued popularity of the World Championship. Similarly, the sponsorship and other revenue generation of the Teams are dependent on such continued popularity and, if such revenue decreased, it may impact their ability or willingness to continue participating in the World Championship. The popularity of Formula 1, globally and in particular countries and regions, may be influenced by competition from any rival championship and other forms of motor sport or similar entertainment which challenge Formula 1’s position and reputation as the pinnacle of world motor sport, the continued participation of the leading Teams, the perceived entertainment value of the World Championship, changes in societal views on automobiles more generally and an unfavorable economic climate which may discourage fans from attending Events or make it more difficult to expand into new markets, all of which could change rapidly and cannot be predicted. See “—Rival motor sport events could be established involving existing Teams or different teams, or existing Teams may divert their resources to participate in another motor sport event, which could lead to fewer Teams and race circuits being involved in Formula 1, or a Team’s primary engagement in motor sport being in another motor sport event, either of which could diminish the competitive position of Formula 1.” Formula 1 also faces stiff competition from other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources, as well as from the availability of alternative forms of entertainment and leisure activities. Formula 1 competes for attendance, viewership and advertising with a wide range of alternatives, such as top flight soccer leagues in many of its non-U.S. markets. As a result of the large number of options available, Formula 1 faces strong competition for the attention of sports fans.

Further, a scandal which undermines the credibility of the sport, such as a race fixing scandal, or accident could also impact the popularity of Formula 1. In particular regions, the popularity of the World Championship varies depending upon the participation and performance of drivers and Teams from that region. There is no assurance that Formula 1 will be able to compete effectively with other forms of sports or entertainment or that the World Championship will maintain its popularity either globally or in any particular country or region. Any decrease in the continued popularity of the World Championship may affect Formula 1’s ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements which may materially adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn materially adversely impact the Formula One Group.

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

A lesser number of teams may reduce the popularity of Formula 1 which may affect its ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn may materially adversely impact the Formula One Group.

The FIA may take actions which are not in Formula 1’s interest.

The FIA is the governing body of the World Championship and a party to the 100-Year Agreements and the 2013 Concorde Implementation Agreement. In its capacity as the governing body of the World Championship, the FIA must place safety and other sporting concerns over Formula 1’s commercial interests. As a result, the FIA may take actions with respect to safety and sporting standards and regulations which conflict with Formula 1’s interests as the commercial rights holder, including by increasing the cost to Teams of participating in the World Championship, diminishing the visual and sonic spectacle of Events, imposing fines on or excluding Teams, cancelling or delaying an Event, withholding approval for the staging of an Event, a new circuit or Formula 1’s proposed season calendar or establishing regulations without the support of the Teams. As a party to the 100-Year Agreements and the 2021 Concorde Governance Agreement, the FIA has certain rights, and the exercise or purported exercise of the FIA’s rights thereunder may conflict with Formula 1’s interests. Any actions taken by the FIA which conflict with Formula 1’s interests may adversely impact Formula 1’s operations and revenue, and in turn may materially adversely impact the Formula One Group.

Formula 1 may be subject to enforcement actions under competition laws.

As further described in “Item 1.Business—Regulatory Matters—Competition Laws and Formula 1,” following an investigation by the E.C. in 1999 in relation to Formula 1’s compliance with competition laws, Formula 1 modified certain of its business practices and changed the terms of a number of Formula 1’s commercial contracts. Following these modifications and changes, the E.C. issued two comfort letters to Formula 1 in October 2001 stating that Formula 1 was no longer under investigation. Comfort letters are not binding on the E.C. and if it believes there has been a material change in circumstances, it could take further enforcement action. The E.C. issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing its comfort letters and that it had ended its monitoring of Formula 1’s compliance. In adopting practices and concluding commercial contracts (including as to contracts with broadcasters (and the manner in which these rights are offered), contracts with Teams and contracts with promoters), Formula 1 takes into account the modified practices that formed the basis of the EC’s comfort letters.

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

Formula 1 has sought to adopt practices and conclude commercial contracts that take into account competition law as it applies to the specific nature of Formula 1’s sporting and entertainment businesses, Formula 1’s role within those businesses and the roles of the counterparties to Formula 1’s commercial contracts. However given the uncertainty of the law in this area, and the possibility of third parties instigating action, there is a risk of further E.C. investigations, challenges or proceedings against Formula 1. For example, two Teams made a complaint against Formula 1 to the E.C. in September 2015 regarding the distribution of the Prize Fund and current sporting governance arrangements (though Formula 1 rejected the complaint as being without merit and believed it was in any event, a commercial dispute and not one that involved any breach of competition law). Although this particular complaint was withdrawn by the two Teams in early 2018, for the reasons set out above, no assurance can be given that there will be no future E.C. investigations, challenges or proceedings regarding unasserted matters.

Any of the foregoing could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, which in turn could materially adversely impact the Formula One Group.

Formula 1 may be unable to renew, replace or renegotiate on favorable terms one or more of Formula 1’s race promotion, media rights or sponsorship contracts.

Formula 1’s race promotion, media rights and sponsorship contracts typically have terms of three to seven years, three to five years and three to five years, respectively, but may on occasion be of longer duration. When these contracts expire, Formula 1 may not be able to renew or replace them with contracts on similar terms or at all. Further, counterparties to our contracts may seek to terminate or renegotiate them, and we may not be able to replace terminated contracts with contracts on similar terms or at all or renegotiate contracts on terms that are as favorable to us. Formula 1’s ability to renew, replace or renegotiate its contracts on similar terms, or at all, is dependent on a number of factors which Formula 1 may not be able to control or predict including the popularity of Formula 1, the value of live sports rights generally, relevant regulations, economic conditions in the relevant countries and the spending capacity and priorities of Formula 1’s counterparties. Additionally, many of Formula 1’s race promotion and media rights contracts are directly or indirectly with, or guaranteed by, governmental bodies or agencies and a change in their spending capacity or priorities could impact Formula 1’s negotiations with them. A failure to renew, replace or renegotiate Formula 1’s existing contracts on similar or improved terms could result in, among other things, the cancellation of an Event, the payments Formula 1 receives decreasing, the term of the contracts being shortened, termination rights being granted to Formula 1’s counterparties and other contractual terms and conditions being introduced which could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn could materially adversely impact the Formula One Group.

Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.

Future payments under Formula 1’s core commercial contracts, including Formula 1’s race promotion, media rights and sponsorship contracts are typically made periodically over the course of several years. Formula 1’s ability to generate cash flow is heavily dependent on collecting amounts owed to it under these contracts. A change in the credit quality of one or more of Formula 1’s counterparties over the term of their contract with Formula 1 may increase the risk of non-payment. Certain of Formula 1’s counterparties are directly or indirectly governments or agencies thereof, some of which have recently experienced a deterioration in their credit quality. Formula 1 may also generally experience difficulties or be unable to recover payments owed to it by governments or agencies thereof because of their sovereign or semi-sovereign status. Additionally, an appreciation of the U.S. dollar against the functional currencies of Formula 1’s counterparties increases the risk of non-payment. See “—Fluctuations in the value of the U.S. dollar against the functional currencies of Formula 1’s business and Formula 1’s counterparties’ business could adversely affect Formula 1’s profitability and the Formula One Group.” The failure of one or more of Formula 1’s counterparties to pay outstanding amounts owed to it could have a material adverse effect on Formula 1’s cash flows and results of operation, and in turn could materially adversely impact the Formula One Group.

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

Formula 1 operates in various jurisdictions and is subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which Formula 1 does business, or in which Formula 1 has significant operations, could adversely affect Formula 1.

For example, during October 2021, the Organisation for Economic Cooperation and Development (the “OECD”) announced that 136 countries and tax jurisdictions have agreed to implement a new “Two Pillar” approach to international taxation. The first detailed draft rules under that approach were published in December 2021. Most countries are expected to introduce new rules in line with the Two Pillar approach for the first time in 2024, although different countries are likely to implement these changes at different times and in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws.

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

Formula 1’s business is subject to laws and regulations including with respect to advertising, media rights and the environment, and changes in and judicial interpretations of such laws and regulations could have a material adverse effect on Formula 1 and the Formula One Group.

Formula 1’s business is subject to laws and regulations including advertising, media rights, environmental and health and safety laws and regulations. Such regimes are subject to periodic governmental review, legislative initiatives and judicial interpretations, any of which could adversely affect Formula 1’s business and its profitability. A substantial part of Formula 1’s, broadcasters’ and the Teams’ revenue come from sponsorship contracts. If new restrictions or bans on advertising specific products or services which are advertised in Formula 1 are introduced, it may reduce Formula 1’s or the Teams’ sponsorship revenue or advertising revenue of Formula 1’s broadcasters, which in turn may reduce the value of Formula 1’s media rights contracts and impact the Teams’ desire to continue participating in Formula 1. For example, advertising of alcohol is restricted in certain countries where Events are held. Advertising laws could also be introduced which prevent the broadcast of images which include a restricted brand, thereby preventing Formula 1 from licensing the television rights in an affected country. Additionally, as Formula 1 expands into new markets, local customs, practices and cultural sensitivities may require Formula 1 and the Teams to restrict advertising of certain products even if not required by law.

Broadcasting laws could be introduced which require that Events be broadcast only on free-to-air television which would prevent Formula 1 from entering into pay television contracts in the relevant jurisdiction. Additionally, judicial decisions or other governmental action could interfere with the manner in which Formula 1 exploits its media rights, including in relation to Formula 1’s segmentation of such rights among different geographic regions.

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

Following the withdrawal of the U.K. from the E.U., commonly referred to as “Brexit,” the E.U. reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U., effective as of January 1, 2021 (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. are now more restricted than they were previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. The U.K. and E.U. concluded technical discussions on a separate memorandum of understanding in March 2021, creating a framework for dialogue between the U.K. and the E.U. on financial services regulation.

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

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, parties to our race promotion contracts terminating those contracts, embargoes or sanctions, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. Most recently, due to circumstances arising from Russia’s invasion of Ukraine, the 2022 Russian Grand Prix was cancelled. During the 2021 and 2020 seasons, a numbers of Events were cancelled and/or replaced due to the COVID-19 pandemic. Whether a race promoter is required to pay Formula 1 the race promotion fee with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

Accidents during Events may cause losses that are not covered by insurance, disrupt an Event and cause Formula 1 reputational damage.

Racing accidents occur in Formula 1 and its support races. The last racing accident to cause the death of a driver was in 2019 during a Formula 2 support race at the Belgian Grand Prix and there have also been two fatalities involving race marshals since 1994. Fatal accidents, particularly if they involve public spectators, could damage the reputation of Formula 1 and decrease its popularity, any of which could have a material adverse effect on Formula 1. Accidents can also result in the cancellation of a practice, a qualifying session or a race. Additionally, persons harmed in any accident could seek compensation from Formula 1. Formula 1 and its promoters purchase insurance coverage for each Event. However, there can be no assurance that such insurance policies will provide adequate coverage at all times and in all circumstances. If Formula 1 is held liable for damages beyond the scope of the insurance coverage available to Formula 1 (including the insurance contract procured by the race promoter to include coverage for Formula 1), Formula 1’s business, financial condition and results of operations could be materially and adversely affected, which in turn could materially adversely affect the Formula One Group.

Terrorist acts during Events may cause Formula 1 damage and losses that are not covered by insurance.

Formula 1 is a high profile sport with a global fan base and Events are attended by a large number of spectators. An Event, like any other major sporting event, could be the target of an actual or threatened terrorist act, either of which could disrupt Formula 1 and lead to the cancellation of Events, increase security requirements and result in a decline of spectator attendance at Events. Additionally, persons harmed in any terrorist act may attempt to seek compensation from Formula 1. The general risk of a terror attack has increased recently in a number of the countries in which Events are held. Formula 1 purchases annual insurance policies covering all Events, and individual race promoters purchase insurance coverage for their own Events under which Formula 1 is also covered, which provide coverage for third party liability covering personal injury, equipment and property damage. However, there can be no assurance that this insurance will be adequate at all times and in all circumstances. Terrorism is expressly excluded from the public liability coverage arranged by the race promoters, although Formula 1’s own insurance policies cover both its broadcast and Event systems equipment and its employer and public liabilities exposures for terrorism risks. However, attacks involving an active assailant are not covered by insurance policies for terrorism, and would require supplemental coverage. If Formula 1 is held liable for damages beyond the scope of the insurance coverage (its own and that arranged by the race promoter) and/or is unable to obtain indemnification from the relevant insurer(s), Formula 1’s business, financial condition and results of operations could be materially and adversely affected, which in turn could materially adversely affect the Formula One Group.

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

The manner in which consumers view televised sporting events is changing rapidly with the emergence of alternative distribution platforms. Digital cable, internet and wireless content providers are continuing to improve technologies, content offerings, user interface and business models that allow consumers to access video-on-demand or internet-based tools with interactive capabilities including start, stop and rewind. Formula 1’s exclusive commercial rights place no limits on the platforms on which it can operate, including online. However, such developments may impact the profitability or effectiveness of Formula 1’s existing licensing practices and there is no guarantee that Formula 1 will be successful in adapting its licensing practices and/or media platform as consumer viewing habits change. If Formula 1 is unsuccessful in adapting its licensing practices and/or media platform as consumer viewing habits change, Formula 1’s viewership levels (whether on traditional or new platforms) may decrease and/or its licensing practices may become less profitable leading to the possibility of a reduction in the value of its media rights and sponsorship contracts. Any reduction in the value of Formula 1’s commercial rights and/or contracts may materially and adversely affect its revenue, business, financial condition, results of operations and prospects, which in turn may materially adversely affect the Formula One Group. While Formula 1’s monetization of its television rights has increased in recent years, there can be no assurance that such increases will continue or that Formula 1’s level of such monetization will be comparable to that of other sporting events.

If confidential information regarding Formula 1’s business arrangements is disclosed or leaked, it could affect Formula 1’s relationships with counterparties and/or Teams and result in less favorable commercial contracts and adversely affect Formula 1’s business and the Formula One Group.

The success of Formula 1’s business depends on maintaining good relationships with Formula 1’s counterparties (including race promoters, broadcasters and sponsors) and the Teams and entering into race promotion, media rights, sponsorship and other commercial contracts on favorable terms. If confidential information regarding Formula 1’s business arrangements with its counterparties and/or the Teams were to be disclosed or leaked, it could harm Formula 1’s relationships with those parties and result in less favorable terms in its commercial contracts, including with respect to pricing and adversely affect its business, results of operation, financial condition and prospects, which in turn could materially adversely affect the Formula One Group.

Formula 1 depends on trademarks, copyrights and intellectual property.

Formula 1 relies on certain trademarks, copyrights and other intellectual property to protect its rights, including its brands, logos and television footage. The existence of complex factual and legal issues may give rise to uncertainty as to the validity or subsistence, scope and enforceability of a particular trademark, copyright or other intellectual property or contractual right in a particular jurisdiction. While historically Formula 1 has been widely transmitted by free-to-air television which reduced its attractiveness as a target for piracy and other infringement, Formula 1 is increasingly transmitted by pay TV operators that are greater targets for piracy. In any event, Formula 1’s intellectual property, and in particular the Formula 1 brand (including the F1 logo) and television footage are potential targets for counterfeiting, piracy and other infringement. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital pirating and distribution of televised sporting events easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. If Formula 1 is unsuccessful in preventing widespread piracy and illegal live streaming of Events in the future, these activities could result in lost revenue and a reduction in the value of Formula 1’s media rights which may materially and adversely affect Formula 1’s business, results of operation, financial condition and prospects, and in turn may materially adversely affect the Formula One Group.

The terms of Formula 1’s indebtedness may limit its financial and operating flexibility.

Covenants contained in the agreements governing Formula 1’s credit facilities will restrict the ability of its subsidiaries to, among other things:

●	incur or guarantee additional indebtedness or be a creditor in respect of financial indebtedness;
●	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
●	make any payment in respect, or on account of, indebtedness owing to Liberty or certain of its affiliates;
●	in certain circumstances, make any payment or distribution in respect, or on account of, intra-group debt;
●	issue or sell capital stock;
●	acquire assets or make investments;
●	sell assets (including capital stock of subsidiaries);
●	create liens;
●	enter into sale and leaseback or finance lease transactions;
●	acquire an interest in or invest in any joint venture;

●	enter into transactions with shareholders or affiliates except on arm’s length terms for full market value, including in relation to the provision of goods or services;
●	enter into any contractual or similar restriction which restricts their ability to pay dividends or other distributions, make intra-group loan repayments, loan repayments or loans;
●	effect a consolidation or merger;
●	amend material commercial contracts; and
●	enter into derivative transactions in respect of exposures which are unconnected to Formula 1’s credit facilities.

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

Fluctuations in the value of the U.S. dollar against the functional currencies of Formula 1’s business and Formula 1’s counterparties’ business could adversely affect Formula 1’s profitability and the Formula One Group.

In 2022, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 occasionally uses derivatives to hedge its exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. Formula 1’s senior management team has a wealth of experience both in Formula 1 and in the media sector more widely. Stefano Domenicali, Formula 1’s Chief Executive Officer, brings his history of success in Formula 1 racing at Ferrari and the broader auto industry at Audi and Lamborghini. Formula 1’s Chief Financial Officer, Duncan Llowarch, and the General Counsel, Sacha Woodward Hill, have 26 years and 27 years of experience in Formula 1, respectively. Ross Brawn, who retired at the end of 2022 as Managing Director of Motor Sports, has over 40 years of experience in motor racing, holding senior positions in several leading Formula 1 teams including his own, Brawn GP, which won the Formula 1 Constructors’ title in 2009. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of any key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operations, which in turn could materially adversely impact the Formula One Group. Liberty and Formula 1 continue to take steps to hire new members of management for the Formula 1 team as Liberty continues to expand the Formula 1 business. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, the Formula 1 business may suffer, and Liberty may be unable to recognize the anticipated benefits of the acquisition of Formula 1.

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

Risks Relating to the Braves Group

The financial success of the Braves Group will depend, in large part, on the Braves achieving on-field success.

The financial results of the Braves Group depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating and concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, participation in MLB’s postseason provides the franchise with additional revenue and income. Additional revenue and income in the postseason are derived primarily from postseason games played at the Braves’ home stadium. Although the Braves did not generate material revenue from participation in the 2020 postseason since games were played without fans in attendance due to COVID-19, the Braves appeared in 16 out of 16 potential postseason games in 2021 and 4 out of 17 potential postseason games in 2022. Potential postseason games do not include games played in the National League Wild Card Series, in which the Braves were not eligible to participate because of their high seeding in the National League. Income from postseason play (after reduction for allocable postseason share payments) contributed approximately $8 million and $68 million and of revenue in 2022 and 2021, respectively. While the Braves have made the MLB postseason during seven of the past eleven seasons, and were the 2021 World Series Champions, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect the financial performance of the Braves Group.

The success of the Braves will depend largely on their ability to develop, obtain and retain talented players.

The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players. The Braves compete with other MLB baseball teams and teams in other countries for available professional players and top player prospects. There can be no assurance that the Braves will be able to retain players upon expiration of their contracts or identify and obtain or develop new players of adequate talent to replace players who retire or are injured, traded, released or lost to free agency. Even if the Braves are able to retain or obtain players who have had successful amateur or professional careers, or develop talented players through the Braves’ minor league affiliates or otherwise, there can be no assurance that such players will perform successfully for the Braves. The 2017 penalties handed down by MLB against the Braves in the international market limited the Braves’ ability to recruit players internationally through the 2021 season, and could have an impact on the future pipeline of talent going forward.

The risk of injuries to key or popular players creates uncertainty and could negatively impact financial results.

A significant portion of the financial results of the Braves Group will be dependent upon the on-field success of the Braves and injuries to players pose risk to that success. In addition, the Braves are currently scheduled to play 81 regular season road games each year, requiring players and members of the coaching staff to travel using charter carriers. The Braves’ extensive travel schedule exposes its players and coaching staff to the risk of travel-related accidents and injuries. An injury sustained by a key player, or an injury occurring at a key point in the season, could negatively impact the team’s performance and decrease the likelihood of postseason play. An injury sustained by a popular player could negatively impact fan enthusiasm, which could negatively impact ticket sales and other sources of revenue. Furthermore, after the start of each season, all MLB players under contract are generally entitled to all of their contract salary for the season, even after sustaining an injury (subject to certain rights of the Braves). Having to compensate a player who is unable to perform for a substantial period of the season, as well as the replacement for the injured player, could create a significant financial burden for the Braves. Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. Amounts due under such contracts as of December 31, 2022 aggregated $868 million, which is payable as follows: $184 million in 2023, $132 million in 2024, $115 million in 2025, $114 million in 2026, $90 million in 2027 and $233 million thereafter. The Braves may or may not elect to obtain disability insurance for their players signed to multiyear contracts to partially mitigate these risks, but there can be no assurance that even if obtained that such insurance will compensate for all or substantially all of the costs associated with player injuries and such insurance would not serve to mitigate any potential negative impact on the team’s performance and revenue.

Focus on team performance, and decisions by management of Braves Holdings may negatively impact financial results in the short-term.

Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profit for the sake of immediate on-field success. For example, in order to improve the short-term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of the Liberty Braves common stock. In addition, to the extent higher salaries must be paid in order to retain talented players, the Braves may be subject to a tax, imposed by the CBA, if the Braves’ aggregate average payroll exceeds the predetermined thresholds contained in the CBA. Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenue. Braves Holdings must also comply with all MLB rules and decisions, which has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of the Braves Group.

The organizational structure of MLB and its rules and regulations impose substantial restrictions on the operations of Braves Holdings and its subsidiaries.

As a condition to maintaining its MLB membership, each MLB Club must comply with the MLB Rules and Regulations. See “Description of Business—MLB Rules and Regulations.” For example, each MLB Club is subject to the Major League Constitution, the Major League Rules and the CBA. In addition, each MLB Club is required to appoint one “Control Person” who is acceptable to MLB and the other MLB Clubs and who has significant authority over club operations and the club’s interaction with MLB. Pursuant to the MLB Rules and Regulations and the CBA, an MLB Club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with other MLB Clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. Additionally, the vote of 75% of the MLB Clubs is required for the approval of the sale of any MLB Club or relocation of a franchise to another city.

The Braves will be required to abide by any changes to the MLB Rules and Regulations and the adoption of any new MLB Rules and Regulations, irrespective of whether such changes or new arrangements negatively impact the Braves, proportionately or disproportionately, as compared with the other MLB Clubs. Further, the Commissioner of Baseball (the “Commissioner”) interprets the MLB Rules and Regulations, and Braves Holdings (and certain of its affiliates) has agreed to submit any and all disputes related to the MLB Rules and Regulations, or disputes involving another MLB Club, to the Commissioner as sole arbitrator. The decisions of the Commissioner are binding and not appealable, and therefore Braves Holdings may not resort to the courts or any other means to enforce its rights or contest the application of the MLB Rules and Regulations. No assurance can be given that any changes to the MLB Rules and Regulations, adoption of new MLB

Rules and Regulations or decisions made by the Commissioner will not adversely affect the Braves Group and its financial results and have a negative impact upon the value of the Liberty Braves common stock.

Organized labor matters could have an adverse effect on the Braves Group’s financial results.

The Braves Group is dependent upon the efforts of unionized workers. MLB players are covered by the CBA. MLB has experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. MLB has also had disputes with the labor union representing the major league umpires, which have resulted in strikes and the need to use replacement umpires. MLB experienced a players strike during the 1994 season, which resulted in a regular season that was shortened and the cancelation of the World Series. In December 2021, the previous collective bargaining agreement expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed until the MLB Clubs reached a tentative agreement in March 2022 on the terms of the CBA in a Memorandum of Understanding and the regular season began in April. See “Description of Business— MLB Rules and Regulations—Collective Bargaining Agreement.” The CBA covers the 2022 through 2026 MLB seasons. Any labor disputes, such as players’ strikes, protests or lockouts, could postpone or cancel MLB games. No revenue will be recognized for cancelled games and the impact may have a material negative effect on our business and results of operations.

The possibility of MLB expansion could create increased competition.

The most recent MLB expansion occurred in 1998. MLB continues to evaluate opportunities to expand into new markets across North America. Because revenue from national broadcasting and licensing agreements are divided equally among all MLB Clubs, any such expansion could dilute the revenue realized by the Braves Group from such agreements and increase competition for talented players among MLB Clubs. Historically, expansion teams have been permitted to select in an expansion draft certain unprotected players from the rosters of various MLB teams. There can be no assurance that the Braves will be able to retain key players during future expansion drafts or that the rules regarding expansion drafts will not change to the detriment of the Braves. Any expansion in the Southeast region of the U.S., in particular, could also draw fan, consumer and viewership interest away from the Braves.

Viewership, and interest in baseball generally, may fluctuate due to factors outside of our control.

Viewership of professional baseball has decreased in recent years and any future decline in television ratings or attendance for MLB as a whole could have an adverse effect on the Braves Group’s financial results. The Braves compete for entertainment and advertising dollars with other sports and entertainment activities. During parts of the MLB regular season, the Braves experience competition from college football, professional basketball (the Atlanta Hawks) and professional football (the Atlanta Falcons). As sporting and entertainment trends change, fans may be drawn to other spectator sports and entertainment options, in spite of on-field success by the Braves.

Broadcasting rights, both national and local, present an important source of revenue for Braves Holdings, and decreases in this broadcasting revenue could have an adverse effect on the Braves Group’s financial results.

Braves Holdings derives revenue directly from the sale of their local broadcasting rights through an individually negotiated carriage or license agreement. The sale of their national broadcasting rights, together with those of all other MLB Clubs, is organized through MLB with all such revenue allocated consistent with the MLB Rules and Regulations. A majority of this revenue is reliant on a limited number of broadcasting partners. Solvency and business disruptions impacting our broadcasting partners, as well as any decline in television ratings, carriage disputes popularity of the Braves specifically, or even MLB as a whole, could adversely affect the revenue that can be derived from the sale of these broadcasting rights.

Braves Holdings’ need for capital to fund its operations and recent borrowings used or to be used to finance construction and development of the Braves’ stadium, the Mixed-Use Development and a spring training facility could negatively impact the Braves Group’s financial condition.

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $275 million. As of December 31, 2022, Braves Holdings did not have any borrowings under its operating credit facilities. If cash flows become insufficient to cover capital needs, Braves Holdings may be required to take on additional indebtedness, but applicable MLB rules limit the aggregate amount of indebtedness that Braves Holdings may incur.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Braves’ stadium, the Mixed-Use Development and a spring training facility. As of December 31, 2022, Braves Holdings had approximately $216 million outstanding under various debt instruments for construction and other stadium-related costs, $300 million outstanding under various credit facilities and loans for the Mixed-Use Development and $30 million outstanding under a credit facility for the spring training facility. As of December 31, 2022, approximately $403 million of capacity remained available under the credit facilities and loans.

These construction and development expenditures will increase the Braves Group’s costs and indebtedness in the near term, which could have a negative impact on Braves Holdings’ credit worthiness and the value of the Liberty Braves common stock.

Certain covenants included in the documents governing indebtedness impose limitations on the liquidity of the Braves Group.

In addition to the Debt Service Rule limitations imposed by the CBA limiting the amount of indebtedness that may be incurred by the Braves, the agreements governing the indebtedness incurred, directly or indirectly, by Braves Holdings, include certain covenants that limit the ability of Braves Holdings to sell or otherwise transfer control over certain assets or equity interests of affiliated entities. These covenants could limit the flexibility of Braves Holdings to react to changing or adverse market conditions, which could have an adverse effect on the financial condition of the Braves Group and could suppress the value of the Liberty Braves common stock.

The financial performance of the Braves Group may be materially adversely affected if it does not experience the anticipated benefits of the Mixed-Use Development in the near term or at all.

The Braves Group is incurring a significant amount of capital expenditures and indebtedness in connection with the construction and development of the Mixed-Use Development. Although the Braves Group believes that the new stadium and mixed use development will result in a material increase in revenue over the short and long term, including as a result of increased game attendance and rental income from the Mixed-Use Development, no assurance can be given that attendance will increase as anticipated or that the potential benefits of the Mixed-Use Development will be fully realized. To the extent that the long-term anticipated benefits of the Mixed-Use Development do not materialize and the Braves Group does not experience sustained revenue, the Braves Group’s increased costs, including its new debt service obligations, could materially adversely affect the Braves Group’s financial results, which is likely to suppress the value of the Liberty Braves common stock.

Development activities, such as those associated with the Mixed-Use Development, are subject to significant risks.

Risks associated with real estate development projects, such as the Mixed-Use Development, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), increases in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive. Development activities also involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters, which may be exacerbated by climate change. In addition, Braves Holdings has only been managing the Mixed-Use Development since 2017 and although real estate developers and other real estate experts have been engaged to assist in its efforts, Braves Holdings may not be able to fully realize the projected long-term returns and benefits of its real estate development efforts. Any of these risks could result in substantial unanticipated delays or expenses associated with the Mixed-Use Development, which could have an adverse effect on the Braves Group’s financial condition and suppress the value of the Liberty Braves common stock.

Additionally, the real estate development projects require Braves Holdings to comply with various federal, state and local environmental, health, safety and land use laws and regulations. The properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations or developments.

Climate change may also have indirect effects on the Mixed-Use Development by increasing the cost of, or making unavailable, property insurance on terms we find acceptable. To the extent that significant changes in the climate occur where the Mixed-Use Development is located, we may experience more frequent extreme weather events, which may result in physical damage to our or our lessees’ facilities and may adversely affect our business, results of operations and financial condition.

Failure of lessees of the Mixed-Use Development to renew their leases as they expire and improvement costs associated with new leases may adversely impact the Braves Group’s cash flow from operations, which could negatively impact its financial condition.

If Mixed-Use Development lessees do not renew their leases as they expire, Braves Holdings may not be able to re-lease that space in the Mixed-Use Development. In addition, in connection with securing lease renewals or re-leasing properties, Braves Holdings may agree to terms that are less economically favorable than expiring lease terms, or may be required to incur significant costs, such as renovations and improvements on behalf of the lessee. Furthermore, a significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. Any of these events could adversely affect the Braves Group’s cash flow from operations and its ability to service its indebtedness, which could negatively impact its financial condition.

Negative market conditions or adverse events affecting existing or potential lessees of the Mixed-Use Development or the industries in which they operate, could have an adverse impact on Braves Holdings’ ability to attract new lessees, collect rent or renew leases at the Mixed-Use Development, which could adversely affect the Braves Group’s cash flow from operations and inhibit growth.

Cash flow from operations depends in part on Braves Holdings’ ability to lease space in the Mixed-Use Development on economically favorable terms and to collect rent from lessees on a timely basis. Braves Holdings could be adversely affected by various facts and events over which it has limited or no control, such as:

●	Lack of or loss of demand for the amount of commercial and retail space developed and being developed at the Mixed-Use Development;
●	Inability to retain existing lessees and attract new lessees;
●	Changes in market rental rates;
●	Declines in lessees’ creditworthiness and ability to pay rent, which may be affected by their operations, economic downturns and competition within their industries from other operators;
●	Defaults by and bankruptcies of lessees, failure of lessees to pay rent on a timely basis, or failure of lessees to comply with their contractual obligations;

●	Economic or physical decline of the areas around Truist Park and the Mixed-Use Development; and
●	Deterioration of the physical condition of properties in the Mixed-Use Development.

At any time, any Mixed-Use Development lessee may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, such lessee may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. The bankruptcy or insolvency of a Mixed-Use Development lessee could diminish the revenue Braves Holdings receives as a result of a lease termination or other concessions, such as reduced rent payable, and Braves Holdings’ ability to seek payment for unpaid future rent would be substantially limited, if not eliminated. Any lessee bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in material losses to Braves Holdings and could adversely affect the Braves Group’s cash flow from operations and its ability to service its indebtedness.

Fans attending professional baseball games risk personal injury or accident, which could subject Braves Holdings to personal injury or other claims and could increase the Braves Group’s expenses.

Personal injuries and accidents involving fans attending professional baseball games have occurred, and may in the future occur, which could subject Braves Holdings to claims and liabilities for personal injuries which could increase expenses. While Braves Holdings maintains insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect Braves Holdings from material financial loss for personal injuries sustained by persons at its venues, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

The Braves Group may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the attendance at professional baseball games, which may decrease the Braves Group’s revenue or expose it to substantial liability.

While Braves Holdings constantly evaluates the security precautions for its events, no security measures can guarantee safety. Despite Braves Holdings’ best efforts, some occurrences or actions are difficult to foresee and adequately plan for, which could lead to fan, vendor and/or employee harm resulting in fines, penalties, legal costs and reputational risk that could materially and adversely impact the Braves Group’s business and results of operations.

Poor weather may adversely affect attendance at professional baseball games.

Due to weather conditions, Braves Holdings may be required to cancel or reschedule one or more baseball games to another available day, which could increase its costs and could negatively impact attendance, as well as concession and merchandise sales, which could negatively impact the Braves Group’s financial performance.

Data loss or other breaches of Braves Holdings’ network security could materially harm its business and results of operations.

Penetration of Braves Holdings’ network or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could subject it to increased costs, litigation, actions from governmental authorities and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to ticketing fraud and counterfeit tickets. Security breaches and incidents could also result in significant costs related to remediation efforts. Any of the foregoing could adversely affect the Braves Group’s business, financial condition and results of operations.

A chapter 11 bankruptcy filing by Diamond Sports Group may interrupt the regional broadcasting of Braves games, which may adversely impact the Braves’ fan base and results of operations.

Recent news reports have speculated that Diamond Sports Group, a subsidiary of Sinclair Broadcasting Group which licenses and distributes sports content in various regional markets, including the Braves games (other than nationally televised games) in the Braves home television territory, is in financial distress and may file for chapter 11 protection. If

Diamond Sports Group files for chapter 11 protection, Braves Holdings may not receive the unpaid amounts (including any accounts receivable and contract assets) owed prior to the chapter 11 bankruptcy under the regional sports broadcasting license with Sportsouth Network II, LLC, a subsidiary of Diamond Sports Group, and Braves Holdings may be required to repay amounts remitted during the 90-day preference period preceding the filing. Further, any interruption of the regional broadcasting of Braves games due to the chapter 11 bankruptcy may adversely impact the Braves’ fan base and Braves Holdings’ results of operations. In addition to any lost broadcast revenue or incurred credit losses, Braves Holdings may also incur additional expenses in negotiating a replacement regional broadcast license or an alternative arrangement. Braves Holdings cannot predict the outcome of any bankruptcy proceeding or its full impact on the Braves Group’s business and results of operations.

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

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2023) representing the power to direct approximately 49% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 96% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Braves common stock and the Series B Liberty Formula One common stock.

Risks Relating to the proposed Split-Off and Reclassification

We intend to split-off our Braves Group into an independent, publicly-traded company in the first half of 2023 and to create a new Liberty Live Group tracking stock. The proposed transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

We have announced our intention to split-off our Braves Group into an independent, publicly-traded company  and to create a new third tracking stock group, Liberty Live Group, through the reclassification of all of our remaining common stock, which includes the Liberty SiriusXM Group and the Formula One Group (the “Reclassification” and, together with the Split-Off, the “Transactions”) in the first half of 2023, subject to the satisfaction of certain conditions, including obtaining certain requisite approvals of the holders of our common stock, the receipt of opinions of tax counsel and other regulatory approvals. In addition, the Split-Off is conditioned on the requisite approval of Major League Baseball and the receipt of an IRS ruling. Further, the Reclassification is dependent and conditioned on the approval and completion of the Split-Off, and will not be implemented unless the Split-Off is completed; however, the Split-Off is not dependent upon the approval of the Reclassification and may be implemented even if the Reclassification is not approved.  Unanticipated developments, including possible delays in obtaining requisite rulings and approvals could delay or prevent the proposed Split-Off and/or Reclassification or cause the proposed Split-Off and/or Reclassification to occur on terms or conditions that are less favorable and/or different than expected. Even if the Transactions are completed, we may not realize some or all of the anticipated benefits from the Transactions.

We expect to incur costs and expenses in connection with the Transactions.

We expect that we will incur certain nonrecurring costs in connection with the consummation of the Transactions, including advisory, legal and other transaction costs. A majority of these costs have already been incurred or will be incurred regardless of whether the Transactions are completed. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Transactions. Although we expect that the realization of benefits related to the Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in our businesses as a whole and the Braves Group, which could have an adverse effect on our business and financial results.

Our management may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Transactions.  The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Transactions.  These factors could adversely affect our financial position or results of operations, regardless of whether the Transactions are completed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado.

Sirius XM Holdings owns office, production and engineering facilities in Washington D.C. and New Jersey. Additionally, Sirius XM Holdings leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, Virginia, California and Texas for its office, production, technical, studio and engineering facilities, warehouse and call center. In addition, Sirius XM Holdings leases or licenses space at approximately 540 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

Formula 1 owns no material property. Formula 1 leases space for its offices in London, England and for its television production and technical operations in Kent, England. The Company owns land adjacent to the Las Vegas Strip which is being developed for the Las Vegas Grand Prix.

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

The following tables set forth the range of high and low sales prices of our Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock and Series B Liberty Formula One common stock for the years ended December 31, 2022 and 2021. Although our Series B Liberty SiriusXM common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded. Additionally, there is no established public trading market for our Series B Liberty Braves common stock and our Series B Liberty Formula One common stock, which are quoted on OTC Markets. The over-the-counter market quotations for our series B Liberty Braves common stock and our Series B Liberty Formula One common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty SiriusXM Group
	Series B (LSXMB)
	High	Low
2021
First quarter	$47.42	42.06
Second quarter	$51.70	43.68
Third quarter	$52.10	45.70
Fourth quarter	$58.13	48.08

2022
First quarter	$53.04	44.92
Second quarter	$47.14	40.00
Third quarter	$46.75	36.50
Fourth quarter	$47.43	39.03

	Braves Group
	Series B (BATRB)
	High	Low
2021
First quarter	$31.00	26.25
Second quarter	$34.00	31.00
Third quarter	$29.00	26.00
Fourth quarter	$45.00	27.00

2022
First quarter	$28.61	26.05
Second quarter	$27.50	26.80
Third quarter	$30.01	25.40
Fourth quarter	$35.00	29.75

	Formula One Group
	Series B (FWONB)
	High	Low
2021
First quarter	$43.10	43.02
Second quarter	$43.93	38.75
Third quarter	$52.00	42.40
Fourth quarter	$56.70	49.33

2022
First quarter	$54.75	54.75
Second quarter	$70.26	56.65
Third quarter	$63.00	53.59
Fourth quarter	$48.75	47.78

Holders

The number of record holders as of January 31, 2023 were as follows:

	Series A	Series B	Series C
Liberty SiriusXM common stock	958	53	1,010
Liberty Braves common stock	2,955	31	761
Liberty Formula One common stock	660	50	854

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during the three months ended December 31, 2022. As of December 31, 2022, approximately $1.1 billion was available for future share repurchases under our share repurchase program.

During the three months ended December 31, 2022, 26 shares of Series A and 52 shares of Series C Liberty Formula One common stock, 104 shares of Series A and 207 shares of Series C Liberty SiriusXM common stock, and 11 shares of Series A and 21 shares of Series C Liberty Braves common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is a reportable segment, is Sirius XM Holdings Inc. (“Sirius XM Holdings”). Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States (“U.S.”) on a subscription fee basis. Sirius XM’s packages include live, curated and certain exclusive and on demand programming. Sirius XM is distributed through its two proprietary satellite radio systems and streamed via the SXM App for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora and Off-platform business operates a music, comedy and podcast streaming platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.

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

Our “Corporate and Other” category includes a consolidated subsidiary, Braves Holdings, LLC (“Braves Holdings”), an investment in Live Nation Entertainment, Inc. (“Live Nation”) and corporate expenses. We also maintain minority positions in other public companies.

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

On April 22, 2020, the Company’s board of directors (the “Board of Directors”) approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”).

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

The term “Liberty SiriusXM Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2022, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. As of December 31, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $362 million, which includes $57 million of subsidiary cash. Additionally, the Liberty SiriusXM Group holds intergroup interests in the Formula One Group and Braves Group of approximately 1.7% and 2.9%, respectively, valued at $223 million and $59 million, respectively, as of December 31, 2022.

The term “Braves Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2022, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Braves”), certain assets and liabilities associated with the Braves’ stadium (“Truist Park” or the “Stadium”) and a mixed-use development around Truist Park that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash. As of December 31, 2022, the Braves Group has cash and cash equivalents of approximately $151 million, which includes $81 million of subsidiary cash. Additionally, the Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group.

The term “Formula One Group” does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of December 31, 2022, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interest in Formula 1, cash, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Convertible Senior Notes due 2027. The Formula One Group also has an intergroup interest in the Braves Group of approximately 11.0%, valued at $219 million as of December 31, 2022. As of December 31, 2022, the Formula One Group had cash and cash equivalents of approximately $1,733 million, which includes $752 million of subsidiary cash.

On April 22, 2020, the Board of Directors authorized management of the Company to cause subscription rights (the “Series C Liberty SiriusXM Rights”) to purchase shares of Series C Liberty SiriusXM common stock, par value $0.01 per share (“LSXMK”), in a rights offering (the “LSXMK rights offering”) to be distributed to holders of Series A Liberty SiriusXM common stock, par value $0.01 per share, Series B Liberty SiriusXM common stock, par value $0.01 per share, and LSXMK. In the LSXMK rights offering, Liberty distributed 0.0939 of a Series C Liberty SiriusXM Right for each share of Series A, Series B or Series C Liberty SiriusXM common stock held as of 5:00 p.m., New York City time, on May 13, 2020. Fractional Series C Liberty SiriusXM Rights were rounded up to the nearest whole right. Each whole Series C Liberty SiriusXM Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of LSXMK at a subscription price of $25.47, which was equal to an approximate 20% discount to the volume weighted average trading price of LSXMK for the 3-day trading period ending on and including May 8, 2020. Each Series C Liberty SiriusXM Right also entitled the holder to subscribe for additional shares of LSXMK that were unsubscribed for in the LSXMK rights offering pursuant to an oversubscription privilege. The LSXMK rights offering commenced on May 18, 2020, which was also the ex-dividend date for the distribution of the Series C Liberty SiriusXM Rights. The LSXMK rights offering expired at 5:00 p.m. New York City time, on June 5, 2020 and was fully subscribed with 29,594,089 shares of LSXMK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The proceeds from the LSXMK rights offering, which aggregated approximately $754 million, were used to repay the outstanding balance on the Intergroup Loan and accrued interest.

During November 2022, the Board of Directors authorized management of the Company to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). Atlanta Braves Holdings, Inc. will be comprised of the businesses, assets and liabilities attributed to the Braves Group. The intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group remaining immediately prior to the Split-Off, however, will be settled and extinguished in connection with the Split-Off.

Following the Split-Off, the Company intends to reclassify its then-outstanding shares of common stock into three new tracking stocks to be designated Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provide for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”).

The Split-Off and the Reclassification will be subject to various conditions. Both transactions will be conditioned on, among other things, certain requisite approvals of the holders of the Company’s common stock and the receipt of opinions of tax counsel. In addition, the Split-Off will be conditioned on the requisite approval of Major League Baseball and the receipt of an IRS ruling. Further, the Reclassification is dependent and conditioned on the approval and completion of the Split-Off, and will not be implemented unless the Split-Off is completed; however, the Split-Off is not dependent upon the approval of the Reclassification and may be implemented even if the Reclassification is not approved. Each of the Split-Off and the Reclassification is intended to be tax-free to stockholders of the Company. Subject to the satisfaction of the conditions, the Company expects to complete the Split-Off and the Reclassification in the first half of 2023.

As a result of coronavirus outbreak (“COVID-19”), the start of the 2020 Formula 1 race calendar, comprised of 17 Events, and the Major League Baseball season, comprised of 60 regular season games, were delayed until the beginning of July 2020 and end of July 2020, respectively. In addition, in mid-March 2020, Live Nation suspended all large-scale live entertainment events due to COVID-19. The 2021 regular baseball season was comprised of 161 games, which approximates the number of regular season games held in years prior to the COVID-19 pandemic. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the U.S. and United Kingdom (“U.K.”). In 2022, the Braves played a full 162 game schedule and Formula 1 held 22 Events. Although Formula 1, Braves Holdings and Live Nation saw a more complete return to normal business operations, schedules and events in 2022, it is unclear whether and to what extent COVID-19 concerns, or a future pandemic or epidemic, will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance in the future, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 in 2020 and 2021, these businesses have looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

Results of Operations—Consolidated

General. Provided in the tables below is information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our consolidated reportable segments. The “corporate and other” category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment, see “Results of Operations—Businesses” below.

Consolidated Operating Results

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$9,003	8,696	8,040
Total Liberty SiriusXM Group	9,003	8,696	8,040
Braves Group
Corporate and other	588	568	178
Total Braves Group	588	568	178
Formula One Group
Formula 1	2,573	2,136	1,145
Total Formula One Group	2,573	2,136	1,145
Consolidated Liberty	$12,164	11,400	9,363

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$1,958	1,945	790
Corporate and other	(39)	(28)	(41)
Total Liberty SiriusXM Group	1,919	1,917	749
Braves Group
Corporate and other	(28)	20	(128)
Total Braves Group	(28)	20	(128)
Formula One Group
Formula 1	239	92	(386)
Corporate and other	(66)	(52)	(58)
Total Formula One Group	173	40	(444)
Consolidated Liberty	$2,064	1,977	177

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$2,833	2,770	2,575
Corporate and other	(26)	(15)	(31)
Total Liberty SiriusXM Group	2,807	2,755	2,544
Braves Group
Corporate and other	61	104	(53)
Total Braves Group	61	104	(53)
Formula One Group
Formula 1	593	495	56
Corporate and other	(42)	(29)	(38)
Total Formula One Group	551	466	18
Consolidated Liberty	$3,419	3,325	2,509

Revenue. Our consolidated revenue increased $764 million and $2,037 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The 2022 increase was driven by increases at Formula 1, Sirius XM Holdings and Braves Holdings of $437 million, $307 million and $20 million, respectively. The 2021 increase was driven by increases at Formula 1, Sirius XM Holdings and Braves Holdings of $991 million, $656 million and $390 million, respectively. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income. Our consolidated operating income increased $87 million and $1,800 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The 2022 increase was driven by $147 million and $13 million increases in Formula 1 and Sirius XM Holdings operating results, respectively, partially offset by a $46 million decrease in Braves Holdings operating results. The 2021 increase was driven by $1,155 million, $478 million and $152 million increases in Sirius XM Holdings, Formula 1 and Braves Holdings operating results, respectively. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $237 million, $256 million and $261 million of stock compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in stock compensation expense in 2022 as compared to 2021 is primarily due to decreases of $14 million and $5 million at Formula 1 and Sirius XM Holdings, respectively. The decrease in stock compensation expense in 2021 as compared to 2020 is primarily due to a decrease of $21 million at Sirius XM Holdings, partially offset by increases of $6 million and $4 million at Braves Holdings and Formula 1, respectively.

As of December 31, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $472 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of December 31, 2022, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $31 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.4 years.

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

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Operating income (loss)	$2,064	1,977	177
Depreciation and amortization	1,044	1,072	1,083
Stock-based compensation	237	256	261
Litigation settlements and reserves	—	—	(16)
Impairment, restructuring and acquisition costs, net of recoveries	74	20	1,004
Adjusted OIBDA	$3,419	3,325	2,509

Consolidated Adjusted OIBDA increased $94 million and $816 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increase in 2022 as compared to the prior year was primarily due to increases of $98 million and $63 million in Formula 1 and Sirius XM Holdings Adjusted OIBDA, respectively, partially offset by a $40 million decrease in Braves Holdings Adjusted OIBDA. The increase in 2021 as compared to the prior year was primarily due to increases of $439 million, $195 million and $160 million in Formula 1, Sirius XM Holdings and Braves Holdings Adjusted OIBDA, respectively. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(511)	(495)	(462)
Braves Group	(29)	(24)	(26)
Formula One Group	(149)	(123)	(146)
Consolidated Liberty	$(689)	(642)	(634)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$67	(253)	(484)
Braves Group	32	30	6
Formula One Group	—	23	(108)
Consolidated Liberty	$99	(200)	(586)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$471	(433)	(521)
Braves Group	13	3	(10)
Formula One Group	115	(21)	129
Consolidated Liberty	$599	(451)	(402)

Gains (losses) on dilution of investment in affiliate
Liberty SiriusXM Group	$10	152	4
Braves Group	—	—	—
Formula One Group	—	—	—
Consolidated Liberty	$10	152	4

Other, net
Liberty SiriusXM Group	$32	(60)	(17)
Braves Group	20	(1)	—
Formula One Group	58	14	23
Consolidated Liberty	$110	(47)	6

	$129	(1,188)	(1,612)

Interest expense. Consolidated interest expense increased $47 million and $8 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. During the year ended December 31, 2022, interest expense for the Liberty Sirius XM Group increased as compared to the corresponding prior year primarily due to an increase in interest rates on the margin loan secured by shares of Sirius XM Holdings common stock and interest expense for the Formula One Group increased as compared to the corresponding prior year primarily due to an increase in interest rates on Formula 1’s Senior Loan Facility. During the year ended December 31, 2021, interest expense for the Liberty SiriusXM Group increased as compared to the corresponding prior year due to an increase in the average amount of corporate and subsidiary debt outstanding. Interest expense for the Formula One Group decreased during the year ended December 21, 2021 as compared to the corresponding prior year due to a decrease in the average amount of corporate and subsidiary debt outstanding. As previously disclosed, certain debt was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020. The interest related to such debt is reflected in interest expense for the Formula One Group prior to the reattribution and in interest expense for the Liberty SiriusXM Group following the reattribution.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation	$72	(235)	(465)
Sirius XM Canada	—	4	5
Other	(5)	(22)	(24)
Total Liberty SiriusXM Group	67	(253)	(484)

Braves Group
Other	32	30	6
Total Braves Group	32	30	6

Formula One Group
Live Nation	NA	NA	(112)
Other	—	23	4
Total Formula One Group	—	23	(108)
	$99	(200)	(586)

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

Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Debt and equity securities	$(7)	204	(74)
Debt measured at fair value	717	(886)	(114)
Change in fair value of bond hedges	(236)	193	(127)
Other	125	38	(87)
	$599	(451)	(402)

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

Gains (losses) on dilution of investment in affiliate. The gains on dilution of investments in affiliates during the year ended December 31, 2021, was driven by a common stock offering of approximately 5.2 million shares by Live Nation during September 2021.

Other, net. Other, net income increased during 2022, as compared to the corresponding prior year period, primarily due to gains on extinguishment of debt related to Liberty SiriusXM Group corporate debt and Formula One Group corporate debt. The increase for 2022 was also driven by an increase in interest income and gains on the sale of three minor league teams at Braves Holdings. The increase in other, net expense in 2021, as compared to the corresponding prior year period, was primarily driven by an increase in losses on extinguishment of debt related to Sirius XM Holdings.

Income taxes. The Company had income tax expense of $164 million, income tax expense of $45 million and income tax benefit of $44 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 7%, 6% and 3%, respectively. Our effective tax rate for all three years was impacted for the following reasons:

●	During 2022, our effective tax rate was lower than the 21% U.S. federal tax rate due to a decrease in our valuation allowance, partially offset by the effect of state income taxes.
●	During 2021, our effective tax rate was lower than the 21% U.S. federal tax rate due to federal income tax credits, the settlement of state income tax audits at Sirius XM Holdings and a change in the Company’s foreign effective tax rate, partially offset by an increase in the Company’s valuation allowance, the effect of state income taxes and certain losses that are not deductible for income tax purposes.
●	During 2020, our effective tax rate was lower than the 21% U.S. federal tax rate due to additional tax expense related to an impairment loss on goodwill that is not deductible for tax purposes and an increase in the Company’s valuation allowance, partially offset by tax benefits related to changes in the Company’s foreign effective tax rate and federal tax credits.

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

Net earnings. We had net earnings of $2,029 million, earnings of $744 million and losses of $1,391 million for the years ended December 31, 2022, 2021 and 2020, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2022, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of December 31, 2022, Liberty’s cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$57
Corporate and other	305
Total Liberty SiriusXM Group	$362
Braves Group
Corporate and other	$151
Total Braves Group	$151
Formula One Group
Formula 1	$752
Corporate and other	981
Total Formula One Group	$1,733

The Company has a controlling interest in Sirius XM Holdings which has significant cash flows provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loans and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when Formula 1’s leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of December 31, 2022, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of December 31, 2022, Liberty had $875 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 9 to the accompanying consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with all debt covenants as of December 31, 2022.

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for disclosures related to the anticipated effects of the transition away from London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest on Liberty’s margin loans, Sirius XM Holdings’ borrowings under its credit facility (except for the incremental term loan, which carries a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) and Braves Holdings’ borrowings under its mixed-use credit facilities.

The cash provided (used) by our continuing operations was as follows:

	Years ended December 31,
	2022	2021	2020

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,959	1,894	1,924
Braves Group cash provided (used) by operating activities	53	62	(55)
Formula One Group cash provided (used) by operating activities	534	481	(139)
Net cash provided (used) by operating activities	$2,546	2,437	1,730
Liberty SiriusXM Group cash provided (used) by investing activities	$(493)	(64)	(734)
Braves Group cash provided (used) by investing activities	53	(25)	(77)
Formula One Group cash provided (used) by investing activities	394	(600)	75
Net cash provided (used) by investing activities	$(46)	(689)	(736)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,702)	(2,232)	(689)
Braves Group cash provided (used) by financing activities	(177)	22	105
Formula One Group cash provided (used) by financing activities	(1,269)	512	1,158
Net cash provided (used) by financing activities	$(3,148)	(1,698)	574

Liberty’s primary uses of corporate cash during the year ended December 31, 2022 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $2.0 billion of debt repayments, $358 million of Series A and Series C Liberty SiriusXM common stock repurchases, $241 million to purchase land adjacent to the Las Vegas Strip in support of the 2023 Las Vegas Grand Prix and $37 million of Series A Liberty Formula One common stock repurchases. These uses were primarily funded by the issuance of $475 million aggregate principal amount of Liberty’s 2.25% Convertible Senior Notes due 2027 and $350 million of borrowings under the margin loans secured by shares of Live Nation and Sirius XM Holdings, dividends from Sirius XM Holdings and cash on hand.

Sirius XM Holdings’ primary uses of cash during the year ended December 31, 2022 were dividends paid to stockholders, repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment and acquisitions. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the year ended December 31, 2022, Sirius XM Holdings declared quarterly dividends and a special dividend and paid in cash an aggregate amount of $1,339 million, of which Liberty received $1,090 million.

Braves Holdings’ primary use of cash during the year ended December 31, 2022 was debt service, funded primarily by cash on hand, cash from operations and distributions from equity method affiliates.

During the year ended December 31, 2022, Formula 1 had $477 million of net debt repayments, funded primarily by cash on hand and cash from operations.

The projected uses of Liberty’s cash (excluding Sirius XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily capital expenditures, the investment in new or existing businesses, debt service, including further repayment of the margin loan secured by shares of Sirius XM Holdings and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty expects to receive quarterly cash dividends from Sirius XM Holdings, which are non-taxable because Liberty and Sirius XM Holdings are members of the same consolidated federal income tax group. Net payments of income tax liabilities may be required to settle items under discussion with tax authorities.

Sirius XM Holdings’ uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, repurchases of outstanding Sirius XM Holdings common stock, interest payments, taxes and scheduled maturities of outstanding debt. In addition, Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends. On January 25, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock, payable on February 24, 2023 to stockholders of record at the close of business on February 9, 2023. Liberty expects Sirius XM

Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under its existing credit facility.

Formula 1’s uses of cash are expected to be capital expenditures, debt service payments and operating expenses. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

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

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in millions
Material Cash Requirements
Long-term debt (1)	$16,617	1,109	1,607	3,367	10,534
Interest payments (2)	4,637	659	1,250	1,163	1,565
Programming and royalty fees (3)	1,873	738	799	225	111
Employment agreements (4)	868	184	247	204	233
Lease obligations	677	86	152	136	303
Other obligations (5)	1,032	384	510	93	45
Total consolidated	$25,704	3,160	4,565	5,188	12,791
(1)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2022, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2022 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	Sirius XM Holdings has entered into various programming and content agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In certain arrangements, the future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments and certain of its podcast agreements also contain minimum guarantees.
(4)	The Braves have entered into long-term employment contracts with certain of their players (current and former), coaches and executives. Amounts due under such contracts as of December 31, 2022 aggregated $868 million. In addition, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts. The Braves are under no legal obligation to pay Major League player salaries during any period that players do not render services during a labor dispute.
(5)	Includes amounts related to Sirius XM Holdings’ satellite and transmission, sales and marketing, satellite incentive payments, and other contractual commitments. Sirius XM Holdings satellite and transmission commitments are attributable to agreements for the design and construction of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12, and agreements for the launch of two of those satellites. Sirius XM Holdings has also entered into agreements to operate and maintain satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. Sirius XM Holdings sales and marketing commitments primarily relate to payments to sponsors, retailers, automakers, radio manufacturers and other third parties pursuant to marketing, sponsorship and distribution agreements to promote Sirius XM Holdings’ brands. Maxar Technologies (formerly Space Systems/Loral), the manufacturers of certain of Sirius XM Holdings’ in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5 meeting, SIRIUS FM-5, SIRIUS FM-6 and SXM-8 meeting their fifteen-year design life, which Sirius XM Holdings expects to occur. Additionally, Sirius XM Holdings has entered into various agreements with third parties for general operating purposes.

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

As of December 31, 2022, the intangible assets not subject to amortization for each of our consolidated reportable segments were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
Sirius XM Holdings	$15,209	8,600	1,242	25,051
Formula 1	3,956	—	—	3,956
Other	176	—	124	300
Consolidated	$19,341	8,600	1,366	29,307

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

Sirius XM Holdings currently operates four in-orbit XM satellites, XM-3, XM-4, XM-5 and SXM-8. The XM-3 satellite, launched in 2005, and the XM-4 satellite, launched in 2006, are used as in-orbits spares and reached the end of their depreciable lives in 2020 and 2021, respectively. The XM-5 satellite was launched in 2010 and is expected to reach the end of its depreciable life in 2025. SXM-7 was launched into a geostationary orbit in December 2020 and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite would not function as intended and the asset was fully impaired in 2021. The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite. Sirius XM Holdings has entered into agreements for the design and construction of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. Sirius XM Holdings has also entered into agreements to launch two of these satellites.

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

Results of Operations—Businesses

Liberty SiriusXM Group

Sirius XM Holdings Sirius XM Holdings operates two complementary audio entertainment business, Sirius XM and Pandora and Off-platform.

Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the U.S. on a subscription fee basis. Sirius XM’s packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM’s website. The Sirius XM service is also available through an in-car user interface called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2022, Sirius XM had approximately 34.3 million subscribers.

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

Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2022, Pandora had approximately 6.2 million subscribers.

The majority of Pandora’s revenue is generated from advertising on its ad-supported radio service which is sold under the SXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

Pandora also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services.  Pandora has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz, Inc. (“AdsWizz”), Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

In February 2020, Sirius XM Holdings completed a $75 million investment in SoundCloud. SoundCloud is a next-generation music entertainment company, powered by an ecosystem of artists, listeners, and curators on the pulse of what's new, now and next in music culture. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment.

In October 2020, Sirius XM Holdings acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302 million, which included $266 million in cash and $36 million related to contingent consideration. During the year ended December 31, 2021, Sirius XM Holdings recognized a $17 million benefit related to the change in fair value of the 2021 portion of the contingent consideration related to the Stitcher transaction. Refer to note 5 to our consolidated financial statements for more information on these acquisitions.

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

As of December 31, 2022, there is an approximate 18% noncontrolling interest in Sirius XM Holdings, and the net earnings of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations. Sirius XM is a separate publicly traded company and additional information about Sirius XM can be obtained through its website and its public filings, which are not incorporated by reference herein.

Sirius XM Holdings’ operating results were as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Sirius XM:
Subscriber revenue	$6,370	6,084	5,857
Advertising revenue	196	188	157
Equipment revenue	189	201	173
Other revenue	150	151	155
Total Sirius XM revenue	6,905	6,624	6,342
Pandora and Off-platform:
Subscriber revenue	522	530	515
Advertising revenue	1,576	1,542	1,183
Total Pandora and Off-platform revenue	2,098	2,072	1,698
Total revenue	9,003	8,696	8,040
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(2,641)	(2,594)	(2,430)
Pandora and Off-platform cost of services (excluding litigation reserve)	(1,443)	(1,329)	(1,121)
Subscriber acquisition costs	(352)	(325)	(362)
Selling, general and administrative expenses (excluding litigation settlement)	(1,488)	(1,449)	(1,332)
Other operating expenses	(246)	(229)	(220)
Adjusted OIBDA	2,833	2,770	2,575
Litigation settlements and reserves	—	—	16
Stock-based compensation	(197)	(202)	(223)
Impairment, restructuring and acquisition costs, net of recoveries	(68)	(20)	(1,004)
Depreciation and amortization	(610)	(603)	(574)
Operating income	$1,958	1,945	790

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased 5% and 4% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increases for the years ended December 31, 2022 and 2021 were primarily driven by growth in Sirius XM’s average monthly revenue per subscriber of 6% and 5%, respectively, and in Sirius XM’s self-pay subscriber base of 1% and 4%, respectively, driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue increased 4% and 20% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increases for the years ended December 31, 2022 and 2021 were due to a greater number of spots sold and aired, primarily on sports and news channels.

Sirius XM Equipment revenue includes revenue and royalties for the sale of satellite radios, components and accessories. Equipment revenue decreased 6% and increased 16% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2022 was driven by lower royalties due to supplier cost increases related to semiconductor supply shortages as well as lower radio sales, partially offset by higher chipset production driven by an increase in Original Equipment Manufacturer (“OEM”) demand. The increase for the year ended December 31, 2021 was driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels during the first half of 2021 and due to Sirius XM’s transition to a new generation of chipsets, partially offset by semiconductor supply shortages in the second half of 2021.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 1% and 3% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2022 was primarily driven by lower revenue from Sirius XM’s connected vehicle services, partially offset by higher revenue generated by Sirius XM Canada. The decrease for the year ended December 31, 2021 was primarily driven by lower revenue generated by rental car arrangements.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus, Pandora Premium, Stitcher and Simplecast subscriptions. Pandora and Off-platform subscriber revenue decreased 2% and increased 3% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The decrease for the year ended December 31, 2022 was primarily driven by the decline in Pandora’s subscriber base. The increase for the year ended December 31, 2021 was primarily driven by the inclusion of Stitcher during the full year 2021 as well as a 3% increase in average subscribers from 2020.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue increased 2% and 30% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The increase for the year ended December 31, 2022 was primarily driven by additional revenue generated by the Off-platform and podcast businesses, partially offset by a decline in on-platform revenue. The increase for the year ended December 31, 2021 was primarily driven by strong monetization of on-platform programming to $102.74 per thousand hours, and higher off-platform revenue as well as a full year of Stitcher revenue.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties (excluding litigation settlements) includes royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 1% and 3% during 2022 and 2021, respectively, as compared to the prior year periods. The increases were driven by overall greater revenue subject to royalties and revenue share.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 7% and 14% during 2022 and 2021, respectively, as compared to the corresponding prior years. The increases for both years were driven primarily by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense was relatively flat and increased 5% during 2022 and 2021, respectively, as compared to the corresponding prior years. During 2022, higher transaction costs and bad debt expense resulting from a higher self-pay subscriber base were offset by lower call center costs. The increase for 2021 was driven by higher transaction costs, consulting and personnel-related costs, partially offset by lower bad debt expense and lower call center expense.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of subscriber services decreased 4% and increased 25% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior years. The 2022 decrease was primarily driven by lower component and accessories sales and lower wireless costs, partially offset by costs associated with consumers using Sirius XM’s 360L platform. The 2021 increase was primarily driven by costs associated with cloud hosting, wireless connectivity for Sirius XM’s 360L platform, streaming content and connected vehicle services.

Pandora and Off-platform Cost of services (excluding legal reserve) includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs.

●	Revenue share and royalties include licensing fees paid for streaming music or other content to Pandora’s subscribers and listeners as a well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 10% and 20% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 increase was primarily due to costs related to the acquisition of rights to sell advertising in certain podcasts. The 2021 increase was primarily due to higher royalty rates associated with owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher for a full year and the growth in other off-platform revenue.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 22% and 59% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 increase was primarily attributable to higher personnel-related costs. The 2021 increase was primarily attributable to additional live events in 2021, higher license costs and personnel-related costs driven by the inclusion of Stitcher for a full year.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing decreased 5% and 1% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 decrease was primarily driven by lower transaction fees. The 2021 decrease was primarily driven by lower bad debt expense, partially offset by higher transaction fees.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 4% and increased 10% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 decrease was primarily driven by lower personnel-related costs. The 2021 increase was primarily driven by higher streaming costs.

Subscriber acquisition costs are costs associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers, subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. For the years ended December 31, 2022 and 2021, subscriber acquisition costs increased 8% and decreased 10%, respectively, as compared to the corresponding periods in the prior year. The 2022 increase was primarily driven by OEM installations, which grew 10% from 2021. The 2021 decrease was driven by lower subsidies from contract improvements with certain automakers as well as lower costs resulting from the semiconductor supply shortages during 2021, partially offset by slightly higher OEM installations.

Selling, general and administrative (excluding litigation settlement) expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel related costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense increased 3% and 9% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The 2022 increase was primarily driven by additional investments in advertising and marketing to support Sirius XM Holdings’ brands and streaming marketing expenditures and higher legal, data center and consulting costs, partially offset by lower personnel-related costs. The 2021 increase was primarily due to higher brand media, streaming and trial-related direct marketing costs as well as higher personnel-related, consulting and technology costs, partially offset by lower charitable contributions.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the years ended December 31, 2022 and 2021, other operating expense increased 7% and 4%, respectively, as compared to the corresponding periods in the prior year. The 2022 increase was primarily driven by higher cloud hosting costs and higher personnel-related costs. The

2021 increase was primarily driven by higher personnel-related costs, partially offset by lower research and development costs.

Litigation settlements and reserves for the year ended December 31, 2020 relates to the reversal of a pre-Pandora acquisition reserve of $16 million for royalties. This benefit is included in the revenue share and royalties line item in the accompanying consolidated financial statements for the year ended December 31, 2020 and has been excluded from Adjusted OIBDA as it was not part of Sirius XM Holdings’ normal operations and does not relate to the on-going performance of the business.

Stock-based compensation decreased 2% and 9% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 decrease is primarily due to a decrease in Sirius XM’s stock-based compensation and the 2021 decrease is primarily due to a decrease in Pandora’s stock-based compensation.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges associated with intangible assets, impairment charges, net of insurance recoveries, associated with the SXM-7 satellite, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs. During the year ended December 31, 2022, Sirius XM Holdings recorded $43 million of restructuring costs related to the termination of certain software projects, $16 million related to the impairment of vacated office spaces, $5 million related to the impairment of property and equipment located at the impaired office spaces, $6 million related to personnel severance and $2 million of acquisition costs, partially offset by a $4 million gain on the sale of real estate. During the year ended December 31, 2021, Sirius XM Holdings recorded $220 million of insurance recoveries, which offset the $220 million impairment recorded to the carrying value of the SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing, restructuring costs of $25 million resulting from the termination of leased office space, acquisition costs of $12 million and reversed a $17 million liability related to the Stitcher acquisition. During the year ended December 31, 2020, Sirius XM Holdings recorded a goodwill impairment charge of $956 million related to the Pandora reporting unit, a $20 million impairment of Pandora’s trademark, costs associated with the termination of the Automatic service and costs associated with the acquisitions of Simplecast and Stitcher.

Depreciation and amortization increased 1% and 5% during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The increases were due to higher depreciation expense related to additional assets placed in service.

Formula One Group

Formula 1. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

The 2022 World Championship consisted of 22 Events, following the cancellation of the Russian Grand Prix, with record attendance and hospitality numbers well above pre-COVID-19 levels. The 2021 World Championship was originally scheduled to have 23 Events. Despite the effects of the COVID-19 pandemic, leading to the cancellation and / or replacement of certain Events, the 2021 World Championship consisted of a record 22 Events. Due to the COVID-19 pandemic, the start of the 2020 season was postponed, with certain Events being cancelled, certain new Events being added and others rescheduled to later dates. The 2020 World Championship revised calendar consisted of 17 Events.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Primary Formula 1 revenue	$2,107	1,850	1,029
Other Formula 1 revenue	466	286	116
Total Formula 1 revenue	2,573	2,136	1,145
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	(1,750)	(1,489)	(974)
Selling, general and administrative expenses	(230)	(152)	(115)
Adjusted OIBDA	593	495	56
Stock-based compensation	(3)	(17)	(13)
Depreciation and amortization	(351)	(386)	(429)
Operating income (loss)	$239	92	(386)

Number of Events	22	22	17

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

Primary Formula 1 revenue increased $257 million and $821 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year.

Sponsorship revenue increased during the year ended December 31, 2022, as compared to the prior year, due to revenue from new sponsors. Race promotion revenue increased during the year ended December 31, 2022, as compared to the prior year, due to higher fees generated from the mix of Events held, with three additional races held outside of Europe compared to 2021 and no one-time changes to the terms of contractual arrangements, as was the case for a limited number of Events in 2021. Media rights revenue increased during the year ended December 31, 2022, as compared to the prior year, due to growth in F1 TV subscription revenue as well as increased revenue pursuant to certain new and renewed broadcasting agreements.

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

Other Formula 1 revenue increased $180 million and $170 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 increase was primarily due to the ability to undertake a greater scope of activities when compared to 2021 due to the reduced impact of COVID-19. The Formula One Paddock Club operated at 19 Events in 2022 compared to only 11 Events during 2021, with increased attendance at 2022 Events. In addition, freight revenue increased in 2022 as compared to 2021 due to the increased number of Events outside of Europe and the impact of freight cost inflation on billing rates. The 2021 increase was driven by hospitality revenue generated from the sale of tickets to the Formula One Paddock Club, which only operated at one Event in 2020 due to COVID-19 related restrictions, higher licensing revenue from growth in gaming royalties and new contracts and higher freight and travel income from five more Events as well as more Events outside of Europe.

Cost of Formula 1 revenue consists primarily of team payments. Other costs of Formula 1 revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. The largest components of other costs of Formula 1 revenue include hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and those incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Team payments	$(1,157)	(1,068)	(711)
Other costs of Formula 1 revenue	(593)	(421)	(263)
Cost of Formula 1 revenue	$(1,750)	(1,489)	(974)

Cost of Formula 1 revenue increased $261 million and $515 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year.

Team payments increased $89 million and $357 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year, driven by increases in Formula 1 revenue and the associated impact on the calculation of variable Prize Fund elements, which are calculated with reference to Formula 1’s revenue and costs.

Other costs of Formula 1 revenue increased $172 million and $158 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 increase was primarily driven by the impact of three more Events outside of Europe and inflation on freight costs and the impact of servicing eight additional Formula One Paddock Club events, combined with higher attendance at such events. The 2022 increase was also due to the impact of a greater scope of activities on FIA fees, technical, digital media, race promotion, travel and Formula 2 and Formula 3 related costs, and the impact of increased levels of sponsorship and F1 TV subscriptions on commissions and partner servicing costs to support revenue growth. The 2021 increase was attributable to costs associated with the operation of the Formula One Paddock Club at 11 Events, and higher technical, freight and logistics, digital media and other related costs, driven by five more Events and the requirements of the differing race calendar in 2021.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, non-Event-related travel costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $78 million and $37 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 increase was driven by higher personnel and information technology costs, foreign exchange losses and higher legal and other advisory fees. The 2021 increase was driven by higher personnel costs, discretionary marketing expenditures and professional fees.

Stock-based compensation expense relates to costs arising from grants of Series C Liberty Formula One common stock options and restricted stock units to members of Formula 1 management. Stock-based compensation expense decreased $14 million and increased $4 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding periods in the prior year. The 2022 decrease was due to a decrease in the number of awards granted. The 2021 increase was due to a change in the vesting schedule of awards granted during the current year.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $35 million and $43 million during the year ended December 31, 2022 and 2021, respectively, as compared the corresponding periods in the prior year, primarily due to decreases in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Group

Braves Holdings. Braves Holdings is our wholly owned subsidiary that indirectly owns and operates ANLBC. In addition, Braves Holdings indirectly owned and operated three Professional Development League clubs (the Gwinnett Stripers, Mississippi Braves and Rome Braves) until they were sold in January 2022. ANLBC’s ballpark is located in Cobb County, a suburb of Atlanta. The facility is leased from Cobb County and Cobb-Marietta Coliseum and Exhibit Hall Authority and the area surrounding the Stadium offers a range of activities and eateries for fans. Braves Holdings and its affiliates participated in the construction of the Stadium and the Mixed-Use Development.

Due to COVID-19, Major League Baseball (“MLB”) postponed the start of the 2020 season until late July, resulting in a regular season of 60 games, without fans in attendance. In addition, the 2020 minor league season was cancelled. Braves Holdings did not generate material revenue from the Braves’ participation in the 2020 postseason since games were played without fans in attendance due to COVID-19. In 2021, the number of regular season games played returned to normal and limitations on fan attendance were lifted in May. The 2021 minor league season started in May.

In December 2021, the Collective Bargaining Agreement, which requires MLB clubs to sign players using a uniform contract, expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed. A new five-year Collective Bargaining Agreement was signed in March 2022 and the regular season began in April. Despite the delayed start of the 2022 season, a full regular season was played.

Operating results attributable to Braves Holdings were as follows.

	Year ended December 31,
	2022	2021	2020

	amounts in millions
Baseball revenue	$535	526	142
Mixed-Use Development revenue	53	42	36
Total revenue	588	568	178
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(434)	(377)	(170)
Selling, general and administrative expenses	(83)	(80)	(57)
Adjusted OIBDA	71	111	(49)
Impairment, restructuring and acquisition costs, net of recoveries	(6)	—	—
Stock-based compensation	(9)	(8)	(3)
Depreciation and amortization	(71)	(72)	(69)
Operating income (loss)	$(15)	31	(121)

Regular season home games	81	79	30
Postseason home games	2	8	7

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue (including national and local broadcast rights). Mixed-Use Development revenue is derived primarily from rental income. For the years ended December 31, 2022 and 2021, revenue increased $20 million and $390 million, respectively, as compared to the corresponding prior years. Increased ticket demand at regular season and Spring Training games and an increase in the number of regular season home games during 2022 drove increases in baseball event revenue as compared to 2021. A higher number of concerts held during 2022 also drove an increase in revenue as compared to 2021. These increases were partially offset by a decrease in the number of postseason home games, impacting ticket sales and concession revenue, and the absence of revenue from the Professional Development League clubs which were sold in January 2022. Additionally, broadcasting revenue decreased during 2022 primarily due to a cumulative catch-up adjustment recorded in 2021 as a result of a change in estimated variable transaction price that was constrained in prior periods. The increase in baseball revenue during 2021 as compared to 2020 was driven by an increase in the number of regular and postseason home baseball games being played with fans in attendance in 2021 and the Braves success in the 2021 postseason as World Series Champions, both resulting in increased revenue related to all primary sources of revenue. Mixed-Use Development revenue increased during 2022 and 2021 as compared to the corresponding prior years due to rental income from various new lease commencements and a reduction in deferred payment arrangements.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the years ended December 31, 2022 and 2021, other operating expenses increased $57 million and $207 million, respectively, as compared to the corresponding prior years. The increase in 2022 as compared to 2021 was primarily due to higher player salaries, higher variable concession and retail operating costs and higher levels of other facility and game day expenses, driven by an increase in the number of regular season home games and higher attendance, an increase in the number of concerts at Truist Park and increased expenses under MLB’s revenue sharing plan. These increases were offset by decreased stadium and game day operating expenses relating to reduced postseason games and decreased expenses following the sale of the Professional Development League clubs. The increase in 2021 as compared to 2020 was due to more normalized levels of player salaries and facility and game day expenses in 2021, driven by an increase in the number of regular and postseason games in 2021, all with fans in attendance.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $3 million and $23 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior years. The increase for 2022 as compared to 2021 was primarily due to increased personnel costs (including ticket and sponsorship commission payments) and increased advertising initiatives for the 2022 season. The increase for 2021 as compared to 2020 was primarily due to increased advertising initiatives for the 2021 season compared to cost reduction initiatives during the 2020 season as a result of the impacts of COVID-19.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges associated with hurricane damage to the Braves’ spring training facility located in North Port, Florida. Braves Holdings recognized approximately $6 million of property and equipment impairment losses as a result of hurricane damage.

Stock-based compensation increased $1 million and $5 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior years driven by increases in the fair value of the underlying awards.

Depreciation and amortization was flat and increased $3 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior years. The increase in 2021 as compared to 2020 was due to an increase in depreciation related to the Mixed-Use Development, which had various assets placed in service.

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

As of December 31, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,455	6.2%	$11,626	3.6%
Braves Group	$114	6.4%	$432	3.8%
Formula One Group	$355	7.1%	$2,635	3.6%

Liberty’s borrowings under margin loans, Sirius XM Holdings’ borrowings under its credit facility (except for the incremental term loan, which carries a variable interest rate based on the SOFR) and Braves Holdings’ borrowings under its mixed-use credit facilities carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. In 2017, the U.K.’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The U.S. Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Accordingly, any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. To the extent alternate reference rates were not included in existing debt agreements, Liberty, Sirius XM Holdings and Formula 1 have incorporated, and expect to incorporate in the near term, alternative reference rates when amending these facilities, as applicable.

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

At December 31, 2022, the fair value of our marketable equity securities was $80 million. Had the market price of such securities been 10% lower at December 31, 2022, the aggregate value of such securities would have been $8 million lower. Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-36. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”) and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-32 for Management’s Report on Internal Control Over Financial Reporting.

See page II-33 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-33 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over certain subscriber and advertising revenue streams

As discussed in note 3 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $12,164 million of revenue, of which $6,370 million was Sirius XM subscriber revenue and $1,576 million was Pandora (Pandora Media, LLC and subsidiaries, the successor to Pandora Media, Inc. and subsidiaries) advertising revenue, for the year ended December 31, 2022. The Company’s accounting for these subscriber and advertising revenue streams involved multiple information technology (IT) systems.

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

Fair values of the Pandora and Off-platform reporting unit and the Pandora trademark

As discussed in notes 3 and 8 to the consolidated financial statements, the Company’s goodwill balance allocated to the Sirius XM Holdings segment was $15,209 million as of December 31, 2022, a portion of which related to the Pandora and Off-platform reporting unit. Additionally, other intangible assets not subject to amortization included trademarks of $1,242 million as of December 31, 2022, a portion of which related to the Pandora trademark. The Company performs goodwill and indefinite-lived assets impairment testing on an annual basis during the fourth quarter of each fiscal year, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit or a trademark more likely than not exceeds its fair value.

We identified the assessment of the fair values of the Pandora and Off-platform reporting unit and the Pandora trademark as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used by the Company to estimate these fair values. Specifically, the revenue growth rates, long-term growth rate, and the discount rates involved a higher degree of subjectivity. In addition, these key assumptions were challenging to test due to the sensitivity of the fair value to changes in these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill and trademark impairment assessment process, including controls related to the key assumptions noted above. We performed sensitivity analyses to assess the impact of possible changes to the revenue growth rates, long-term growth rate and discount rates assumptions on the fair value of the Pandora and Off-platform reporting unit and the Pandora trademark. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast revenues. We compared the Company’s forecasted revenue growth rate assumptions to historical revenue growth rates, to projected revenue growth rates for comparable companies, and to other publicly available data, including third party market studies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s long-term growth rate by comparing it to long-term growth rate estimates that were independently developed using publicly available market data for the Company’s industry as well as U.S. economic growth rates
•	evaluating the Company’s discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
March 1, 2023

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,246	2,814
Trade and other receivables, net	837	828
Other current assets	768	1,170
Total current assets	3,851	4,812
Investments in affiliates, accounted for using the equity method (note 7)	952	945

Property and equipment, at cost	4,481	4,027
Accumulated depreciation	(2,226)	(2,017)
	2,255	2,010

Intangible assets not subject to amortization (note 8)
Goodwill	19,341	19,248
FCC licenses	8,600	8,600
Other	1,366	1,385
	29,307	29,233
Intangible assets subject to amortization, net (note 8)	4,288	4,797
Other assets	1,811	2,554
Total assets	$42,464	44,351

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,856	1,832
Current portion of debt, including $1,394 million and $2,850 million measured at fair value, respectively (note 9)	1,679	2,891
Deferred revenue	1,773	1,790
Other current liabilities	102	97
Total current liabilities	5,410	6,610
Long-term debt, including $1,937 million and $2,372 million measured at fair value, respectively (note 9)	14,953	15,699
Deferred income tax liabilities (note 12)	2,101	2,218
Other liabilities	874	987
Total liabilities	$23,338	25,514

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2022 and 2021

	2022	2021

	amounts in millions
Redeemable noncontrolling interests in equity of subsidiary (note 11)	$—	575

Stockholders' equity (notes 13,15 and 17):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2022; issued and outstanding 98,093,908 shares at December 31, 2022 and 101,623,360 shares at December 31, 2021 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2022; issued and outstanding 10,314,744 shares at December 31, 2022 and 10,313,703 shares at December 31, 2021 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2022; issued and outstanding 23,974,052 shares at December 31, 2022 and 24,638,242 shares at December 31, 2021 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2022; issued and outstanding 9,802,232 shares at December 31, 2022 and 9,802,232 shares at December 31, 2021 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2022; issued and outstanding 981,262 shares at December 31, 2022 and 981,494 shares at December 31, 2021 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2022; issued and outstanding 2,445,666 shares at December 31, 2022 and 2,445,895 shares at December 31, 2021 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2022; issued and outstanding 218,618,614 shares at December 31, 2022 and 222,874,721 shares at December 31, 2021 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2022; issued and outstanding 41,749,434 shares at December 31, 2022 and 41,494,524 shares at December 31, 2021 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2022; issued and outstanding 207,445,741 shares at December 31, 2022 and 205,107,088 shares at December 31, 2021 (note 2)	2	2
Additional paid-in capital	1,408	1,954
Accumulated other comprehensive earnings (loss), net of taxes	(39)	(5)
Retained earnings	14,589	12,718
Total stockholders' equity	15,963	14,672
Noncontrolling interests in equity of subsidiaries	3,163	3,590
Total equity	$19,126	18,262
Commitments and contingencies (note 18)
Total liabilities and equity	$42,464	44,351

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
Revenue:
Sirius XM Holdings revenue	$9,003	8,696	8,040
Formula 1 revenue	2,573	2,136	1,145
Other revenue	588	568	178
Total revenue	12,164	11,400	9,363
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	2,802	2,672	2,421
Programming and content	604	559	481
Customer service and billing	497	501	481
Other	227	236	196
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	1,750	1,489	974
Subscriber acquisition costs	352	325	362
Other operating expenses	719	642	434
Selling, general and administrative	2,031	1,907	1,750
Impairment, restructuring and acquisition costs, net of recoveries (notes 5 and 8)	74	20	1,004
Depreciation and amortization	1,044	1,072	1,083
	10,100	9,423	9,186
Operating income (loss)	2,064	1,977	177
Other income (expense):
Interest expense	(689)	(642)	(634)
Share of earnings (losses) of affiliates, net (note 7)	99	(200)	(586)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	599	(451)	(402)
Gains (losses) on dilution of investment in affiliate (note 7)	10	152	4
Other, net	110	(47)	6
	129	(1,188)	(1,612)
Earnings (loss) before income taxes	2,193	789	(1,435)
Income tax (expense) benefit (note 12)	(164)	(45)	44
Net earnings (loss)	2,029	744	(1,391)
Less net earnings (loss) attributable to the noncontrolling interests	227	292	30
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 11)	(13)	54	—
Net earnings (loss) attributable to Liberty stockholders	$1,815	398	(1,421)

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty SiriusXM common stock	$1,292	599	(747)
Liberty Braves common stock	(35)	(11)	(78)
Liberty Formula One common stock	558	(190)	(596)
	$1,815	398	(1,421)

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	$3.94	1.79	(2.24)
Series A, B and C Liberty Braves common stock	$(0.66)	(0.21)	(1.53)
Series A, B and C Liberty Formula One common stock	$2.39	(0.82)	(2.57)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	$3.66	1.78	(2.33)
Series A, B and C Liberty Braves common stock	$(0.66)	(0.21)	(2.00)
Series A, B and C Liberty Formula One common stock	$2.15	(0.82)	(2.57)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2022, 2021 and 2020

c
	2022	2021	2020

	amounts in millions
Net earnings (loss)	$2,029	744	(1,391)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(70)	(4)	12
Unrealized holding gains (losses) arising during the period	18	(1)	(7)
Credit risk on fair value debt instruments gains (losses)	22	(83)	117
Share of other comprehensive earnings (loss) of equity affiliates	16	7	(9)
Recognition of previously unrealized (gains) losses on debt	(25)	(2)	—
Other comprehensive earnings (loss)	(39)	(83)	113
Comprehensive earnings (loss)	1,990	661	(1,278)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	222	292	32
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interests (note 11)	(13)	54	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$1,781	315	(1,310)
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$1,292	528	(712)
Liberty Braves common stock	(15)	(12)	(86)
Liberty Formula One common stock	504	(201)	(512)
	$1,781	315	(1,310)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$2,029	744	(1,391)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,044	1,072	1,083
Stock-based compensation	237	256	261
Non-cash impairment and restructuring costs	70	24	1,000
Share of (earnings) loss of affiliates, net	(99)	200	586
Realized and unrealized (gains) losses on financial instruments, net	(599)	451	402
Noncash interest expense	26	16	17
Losses (gains) on dilution of investment in affiliate	(10)	(152)	(4)
Loss (gain) on early extinguishment of debt	(35)	80	40
Deferred income tax expense (benefit)	13	(41)	(95)
Other charges (credits), net	10	2	11
Changes in operating assets and liabilities
Current and other assets	(17)	(104)	(34)
Payables and other liabilities	(123)	(111)	(146)
Net cash provided (used) by operating activities	2,546	2,437	1,730
Cash flows from investing activities:
Subsidiary initial public offering proceeds returned from (invested in) trust account	579	(575)	—
Cash proceeds from dispositions of investments	167	383	13
Cash (paid) received for acquisitions, net of cash acquired	(136)	(14)	(300)
Investments in equity method affiliates and debt and equity securities	(58)	(252)	(113)
Return of investment in equity method affiliates	38	40	105
Repayment of loans and other cash receipts from equity method affiliates and debt and equity securities	2	12	20
Capital expended for property and equipment, including internal-use software and website development	(735)	(440)	(452)
Proceeds from insurance recoveries	—	225	—
Other investing activities, net	97	(68)	(9)
Net cash provided (used) by investing activities	(46)	(689)	(736)
Cash flows from financing activities:
Borrowings of debt	6,189	6,411	4,898
Repayments of debt	(7,426)	(6,287)	(2,931)
Liberty stock repurchases	(395)	(555)	(318)
Subsidiary shares repurchased by subsidiary	(647)	(1,523)	(1,555)
Repayment of initial public offering proceeds to subsidiary shareholders	(579)	—	—
Proceeds from initial public offering of subsidiary	—	575	—
Proceeds from Liberty SiriusXM common stock rights offering	—	—	754
Cash dividends paid by subsidiary	(249)	(58)	(64)
Taxes paid in lieu of shares issued for stock-based compensation	(123)	(154)	(120)
Other financing activities, net	82	(107)	(90)
Net cash provided (used) by financing activities	(3,148)	(1,698)	574
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(3)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	(648)	47	1,571
Cash, cash equivalents and restricted cash at beginning of period	2,924	2,877	1,306
Cash, cash equivalents and restricted cash at end of period	$2,276	2,924	2,877

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2022, 2021 and 2020

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Braves			Liberty Formula One			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$2,575	$(33)	$13,748	$5,630	$21,925
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	(1,421)	30	(1,391)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	111	—	2	113
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	213	—	—	64	277
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(120)	—	—	—	(120)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(318)	—	—	—	(318)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(346)	—	—	(1,228)	(1,574)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(75)	—	—	75	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Common stock issued pursuant to the Series C Liberty SiriusXM common stock rights offering	—	—	—	—	—	—	—	—	—	—	754	—	—	—	754
Other, net	—	—	—	—	—	—	—	—	—	—	5	—	(7)	1	(1)
Balance at December 31, 2020	—	1	—	2	—	—	—	—	—	2	2,688	78	12,320	4,510	19,601
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 11)	—	—	—	—	—	—	—	—	—	—	—	—	398	295	693
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(83)	—	—	(83)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	222	—	—	47	269
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(154)	—	—	—	(154)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(555)	—	—	—	(555)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(404)	—	—	(1,108)	(1,512)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(96)	—	—	106	10
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	(58)
Exchange of Series A Liberty SiriusXM common stock for shares of subsidiary (note 1)	—	—	—	—	—	—	—	—	—	—	203	—	—	(203)	—
Other, net	—	—	—	—	—	—	—	—	—	—	50	—	—	1	51
Balance at December 31, 2021	—	1	—	2	—	—	—	—	—	2	1,954	(5)	12,718	3,590	18,262
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 11)	—	—	—	—	—	—	—	—	—	—	—	—	1,815	210	2,025
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(34)	—	(5)	(39)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	214	—	—	39	253
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(123)	—	—	—	(123)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(395)	—	—	—	(395)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(172)	—	—	(467)	(639)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(73)	—	—	77	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(249)	(249)
Other, net	—	—	—	—	—	—	—	—	—	—	3	—	56	(32)	27
Balance at December 31, 2022	$—	$1	$—	$2	$—	$—	$—	$—	$—	$2	$1,408	$(39)	$14,589	$3,163	$19,126

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom (“U.K”). Our most significant subsidiaries include Sirius XM Holdings Inc. (“Sirius XM Holdings”), Formula 1 and Braves Holdings, LLC (“Braves Holdings”). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. (“Live Nation”).

On November 3, 2021, pursuant to an exchange agreement with certain counterparties, Liberty acquired an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. As of December 31, 2022, we owned approximately 82% of the outstanding equity interest in Sirius XM Holdings.

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Media Acquisition Corporation (“LMAC”) and GCI Liberty, Inc. (“GCI Liberty”), all of which are, or were (in the case of LMAC and GCI Liberty), separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others, other than Liberty’s equity interests in LMAC prior to its dissolution, as described in note 11, and GCI Liberty’s ownership of shares of Liberty Broadband’s Series C non-voting common stock prior to the merger of GCI Liberty and Liberty Broadband in December 2020. These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC (prior to termination) and GCI Liberty (prior to termination) with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, Liberty TripAdvisor, Liberty Broadband and GCI Liberty (prior to termination) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of Qurate Retail, Qurate Retail’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Liberty TripAdvisor, Liberty Broadband, LMAC (prior to termination) and GCI Liberty (prior to termination) reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities with Qurate Retail, Liberty TripAdvisor, Liberty Broadband, LMAC (prior to termination) and GCI Liberty (prior to termination) at Liberty’s corporate headquarters. Under these various agreements, approximately $21 million, $27 million and $28 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2022, 2021 and 2020, respectively.

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

December 31, 2022, 2021 and 2020

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

(2)  Tracking Stocks

During November 2015, Liberty’s board of directors (the “Board of Directors”) authorized management to pursue a reclassification of the Company’s common stock into three new tracking stock groups, one to be designated as the Liberty Braves common stock, one to be designated as the Liberty Formula One common stock (formerly known as Liberty Media common stock) and one to be designated as the Liberty SiriusXM common stock (the “Recapitalization”), and to cause to be distributed subscription rights related to the Liberty Braves common stock following the creation of the new tracking stocks.

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

Additionally, as a result of the Recapitalization, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) are convertible into cash based on the product of the conversion rate specified in the indenture and the basket of tracking stocks into which each outstanding share of Series A Liberty Media Corporation common stock was reclassified (the “Securities Basket”). Furthermore, the Company entered into amended agreements with the counterparties with regard the Recapitalization-related adjustments to the outstanding Series A Liberty Media Corporation common stock warrants as well as the outstanding cash convertible note hedges and purchased call options.

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

On April 22, 2020, the Board of Directors approved the immediate reattribution of certain assets and liabilities between the Formula One Group and the Liberty SiriusXM Group (collectively, the “reattribution”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2022, include its interests in Sirius XM Holdings and Live Nation, corporate cash, the Convertible Notes and related financial instruments, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains intergroup interests in the Braves Group and the Formula One Group as of December 31, 2022. As of December 31, 2022, the Liberty SiriusXM Group has cash and cash equivalents of approximately $362 million, which includes $57 million of subsidiary cash.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group, which, as of December 31, 2022, include its subsidiary, Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Braves”), certain assets and liabilities associated with the Braves’ stadium (“Truist Park” or the “Stadium”) and a mixed-use development around Truist Park that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and cash. The Liberty SiriusXM Group and the Formula One Group retain intergroup interests in the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Braves Group as of December 31, 2022. As of December 31, 2022, the Braves Group has cash and cash equivalents of approximately $151 million, which includes $81 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2022, include all of the businesses, assets and liabilities of Liberty other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, cash, an intergroup interest in the Braves Group, Liberty’s 1% Cash Convertible Notes due 2023 and Liberty’s 2.25% Convertible Senior Notes due 2027. As of December 31, 2022, the Formula One Group has cash and cash equivalents of approximately $1,733 million, which includes $752 million of subsidiary cash.

During September 2022, the Formula One Group and the Braves Group paid approximately $64 million and $14 million, respectively, to the Liberty SiriusXM Group to settle a portion of the intergroup interests in the Formula One Group and Braves Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in note 9. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.0% intergroup interest at December 31, 2022. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 1,811,066, representing a 2.9% intergroup interest at December 31, 2022. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 4,165,288, representing a 1.7% intergroup interest at December 31, 2022. The intergroup interests represent quasi-equity interests that are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the Board of Directors, through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the redemption of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

On April 22, 2020, the Board of Directors authorized management of the Company to cause subscription rights (the “Series C Liberty SiriusXM Rights”) to purchase shares of Series C Liberty SiriusXM common stock, par value $0.01 per share (“LSXMK”), in a rights offering (the “LSXMK rights offering”) to be distributed to holders of Series A Liberty SiriusXM common stock, par value $0.01 per share, Series B Liberty SiriusXM common stock, par value $0.01 per share, and LSXMK. In the LSXMK rights offering, Liberty distributed 0.0939 of a Series C Liberty SiriusXM Right for each share of Series A, Series B or Series C Liberty SiriusXM common stock held as of 5:00 p.m., New York City time, on May 13, 2020. Fractional Series C Liberty SiriusXM Rights were rounded up to the nearest whole right. Each whole Series C Liberty SiriusXM Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of LSXMK at a subscription price of $25.47, which was equal to an approximate 20% discount to the volume weighted average trading price of LSXMK for the 3-day trading period ending on and including May 8, 2020. Each Series C Liberty SiriusXM Right also entitled the holder to subscribe for additional shares of LSXMK that were unsubscribed for in the LSXMK rights offering pursuant to an oversubscription privilege. The LSXMK rights offering commenced on May 18, 2020, which was also the ex-dividend date for the distribution of the Series C Liberty SiriusXM Rights. The LSXMK rights offering expired at 5:00 p.m. New York City time, on June 5, 2020 and was fully subscribed with 29,594,089 shares of LSXMK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The proceeds from the LSXMK rights

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

offering, which aggregated approximately $754 million, were used to repay the outstanding balance on the Intergroup Loan and accrued interest.

During November 2022, the Board of Directors authorized management of the Company to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). Atlanta Braves Holdings, Inc. will be comprised of the businesses, assets and liabilities attributed to the Braves Group. The intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group remaining immediately prior to the Split-Off, however, will be settled and extinguished in connection with the Split-Off.

Following the Split-Off, the Company intends to reclassify its then-outstanding shares of common stock into three new tracking stocks to be designated Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provide for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”).

The Split-Off and the Reclassification will be subject to various conditions. Both transactions will be conditioned on, among other things, certain requisite approvals of the holders of the Company’s common stock and the receipt of opinions of tax counsel. In addition, the Split-Off will be conditioned on the requisite approval of Major League Baseball (“MLB”) and the receipt of an IRS ruling. In addition, the Reclassification is dependent and conditioned on the approval and completion of the Split-Off, and will not be implemented unless the Split-Off is completed; however, the Split-Off is not dependent upon the approval of the Reclassification and may be implemented even if the Reclassification is not approved. Each of the Split-Off and the Reclassification is intended to be tax-free to stockholders of the Company. Subject to the satisfaction of the conditions, the Company expects to complete the Split-Off and the Reclassification in the first half of 2023.

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty’s tracking stock groups.

(3)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for credit losses and sales returns. Such allowance aggregated $14 million and $13 million at December 31, 2022 and 2021, respectively. Activity in the year ended December 31, 2022 included an increase of $59 million of bad debt charged to expense, $1 million related to foreign currency translation adjustments and $59 million of write-offs. Activity in the year ended December 31, 2021 included an increase of $54 million of bad debt charged to expense and $58 million of write-offs. Activity in the year ended December 31, 2020 included an increase of $61 million of bad debt charged to expense and $62 million of write-offs.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. The total value of marketable equity securities aggregated $80 million and $217 million as of December 31, 2022 and 2021, respectively.

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

December 31, 2022, 2021 and 2020

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2022	2021

		amounts in millions
Land	NA	$390	145
Buildings and improvements	10 - 40 years	972	959
Support equipment	3 - 20 years	864	804
Satellite system	15 years	1,944	1,969
Construction in progress	NA	311	150
Total property and equipment		$4,481	4,027

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $262 million, $270 million and $268 million, respectively.

Sirius XM Holdings capitalizes a portion of the interest on funds borrowed to finance the construction and launch of its satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2022 and 2021 were approximately $5 million and $7 million, respectively.

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

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

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

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the year ended December 31, 2022 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings was approximately $347 million and $466 million, respectively.

As the majority of Sirius XM Holdings contracts are one year or less, Sirius XM Holdings utilized the optional exemption under ASC 606 and does not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2022, less than six percent of the Sirius XM Holdings total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as Sirius XM Holdings’ services are provided.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,426 million in 2023, $2,073 million in 2024, $6,552 million in 2025 through 2030, and $1,234 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Sirius XM Holdings

The following table disaggregates Sirius XM Holdings’ revenue by source:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Subscriber	$6,892	6,614	6,372
Advertising	1,772	1,730	1,340
Equipment	189	201	173
Other	150	151	155
Total Sirius XM Holdings revenue	$9,003	8,696	8,040

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

Advertising revenue. Sirius XM Holdings recognizes revenue from the sale of advertising as performance obligations are satisfied, which generally occurs as ads are delivered. For Sirius XM Holdings’ satellite radio service, ads are delivered when they are aired. For streaming services, ads are delivered primarily based on impressions. Agency fees are calculated based on a stated percentage applied to gross billing revenue for Sirius XM Holdings’ advertising inventory and are reported as a reduction of advertising revenue. Additionally, Sirius XM Holdings pays certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments as Sirius XM Holdings controls the advertising service including the ability to establish pricing and Sirius XM Holdings is primarily responsible for providing the service. Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is transmitted.

Equipment revenue. Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Primary	$2,107	1,850	1,029
Other	466	286	116
Total Formula 1 revenue	$2,573	2,136	1,145

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Baseball	$535	526	142
Mixed-Use Development	53	42	36
Total Braves Holdings revenue	$588	568	178

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

Baseball revenue. Revenue for Braves Holdings ticket sales, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenue earned during the entire baseball season to the total number of home games during the season. Broadcasting rights are recognized on a per game basis during the baseball season based on the pro rata number of games played to date to the total number of games during the season. Concession and parking revenue are recognized on a per game basis during the baseball season. MLB revenue is earned throughout the year based on an estimate of revenue generated by MLB on behalf of the 30 MLB clubs. Sources of MLB revenue primarily include the Major League Central Fund and distributions from various licensing agreements.

Mixed-Use Development revenue. Revenue from Braves Holdings’ minimum rents are recognized on a straight-line basis over the terms of their respective lease agreements. Some retail tenants are required to pay overage rents based on sales over a stated base amount during the lease term. Overage rents are only recognized when each tenant’s sales exceed the applicable sales threshold. Tenants reimburse Braves Holdings for a substantial portion of Braves Holdings operating expenses, including common area maintenance, real estate taxes and property insurance. Braves Holdings accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. Braves Holdings recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Sponsorship revenue is recognized on a straight-line basis over each annual period. Parking revenue is recognized daily based on actual usage.

Cost of Sirius XM Holdings Services

Revenue Share

Sirius XM Holdings shares a portion of its subscription revenue earned from self-pay subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share on self-pay revenue is recognized as an expense and recorded in revenue share and royalties in our consolidated statements of operations. Sirius XM Holdings also pays revenue share to certain talent on non-music stations on its satellite radio service and to podcast talent based on advertising revenue for the related channel or podcast. Revenue share on non-music channels and podcasts is recognized in Revenue share and royalties when it is earned. In some cases, Sirius XM Holdings pays minimum guarantees for revenue share to podcast owners which is recorded in other current assets in the consolidated balance sheets. The minimum guarantee is

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

recognized in revenue share and royalties primarily on a straight line basis over the contractual term.  The prepaid balance is regularly reviewed for recoverability and any amount not deemed to be recoverable is recognized as an expense in the period.

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

Sirius XM Holdings pays performance royalties for its Sirius XM and Pandora businesses to holders and rights administrators of musical compositions copyrights, including performing rights organizations and other copyright owners.  These performance royalties are based on agreements with performing rights organizations which represent the holders of these performance rights. The Sirius XM and Pandora businesses have arrangements with these performance rights organizations. Arrangements with Sirius XM generally include fixed payments during the term of the agreement and arrangements with Pandora for its ad-supported radio service have variable payments based on usage and ownership of a royalty pool.  Pandora must also license reproduction rights, which are also referred to as mechanical rights, to offer the interactive features of the Pandora services.  For Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the U.S. Copyright Act (the “Copyright Act”). These mechanical royalties are calculated as the greater of a percentage of Sirius XM Holdings’ revenue or a percentage of its payments to record labels.

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

December 31, 2022, 2021 and 2020

which are related to sponsorship and marketing activities to selling, general and administrative expense on a straight-line basis over the term of the agreement.

Cost of Formula 1 Revenue

Cost of Formula 1 revenue consists of team payments and hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs include annual FIA regulatory fees, sponsorship commissions and those incurred in the provision and sale of freight, travel and logistical services, Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to revenue opportunities.

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

Advertising Costs

Advertising expense aggregated $537 million, $532 million and $452 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs are primarily attributable to costs incurred by Sirius XM Holdings. Media-related advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred. Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  Sirius XM Holdings also incurs advertising production costs related to cooperative marketing and promotional events and sponsorships. These costs are reflected in the selling, general and administrative expenses line in our consolidated statements of operations.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$34	33	32
Customer service and billing	6	6	6
Other	6	6	6
Other operating expense	39	36	43
Selling, general and administrative	152	175	174
	$237	256	261

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

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which removes the separation models for convertible debt with cash conversion or beneficial conversion features and also requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method is no longer permitted for convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective approach, which does not require retrospective adjustment of prior period EPS, and recorded an immaterial cumulative effect adjustment to retained earnings upon adoption. The adoption of ASU 2020-06 decreased diluted earnings attributable to Liberty SiriusXM stockholders per common share by $0.27 per share and decreased diluted earnings attributable to Liberty Formula One stockholders per common share by $0.06 per share for the year ended December 31, 2022.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2022, 2021 and 2020 are 25 million, 19 million and 25 million potentially dilutive shares of Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2022	2021	2020 (a)

	number of shares in millions
Basic WASO	328	335	334
Potentially dilutive shares (b)	17	2	2
Diluted WASO (c)	345	337	336
(a)	As discussed in note 2, Liberty distributed subscription rights to holders of Liberty SiriusXM common stock, which were priced at a discount to the market value, to acquire additional shares of Series C Liberty SiriusXM common stock. The LSXMK rights offering, because of the discount, is considered a stock dividend and has been reflected retroactively in prior periods for the WASO.
(b)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty SiriusXM Group are reported since the result would be antidilutive.
(c)	As discussed in note 2, the Formula One Group’s intergroup interest in the Liberty SiriusXM Group was eliminated on April 22, 2020 in conjunction with the reattribution. The number of notional Liberty Sirius XM shares representing the intergroup interest held by the Formula One Group was 1,945,491 immediately prior to the reattribution. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Formula One Group had an attributed value in the Liberty SiriusXM Group which was generally stated in terms of a number of shares of stock issuable to the Formula One Group with respect to its interest in the Liberty SiriusXM Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty SiriusXM common stock. However, Liberty assumed that the notional shares would have been comprised of Series C Liberty SiriusXM common stock in order to not dilute voting percentages. Therefore, the market price of Series C Liberty SiriusXM common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest are included in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$1,292	599	(747)
Adjustments	(31)	—	(35)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$1,261	599	(782)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2022, 2021 and 2020 are 10 million, 2 million and 5 million potentially dilutive shares of Liberty Braves common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2022	2021	2020

	number of shares in millions
Basic WASO	53	52	51
Potentially dilutive shares (a)	—	10	9
Diluted WASO (b)	53	62	60
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, following the Recapitalization and Series C Liberty Braves common stock rights offering, the number of notional shares representing the Formula One Group’s intergroup interest in the Braves Group was adjusted to 9,084,940 shares. A portion of this intergroup interest was reattributed to the Liberty SiriusXM Group on April 22, 2020. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 1,811,066 as of December 31, 2022.

The intergroup interests are quasi-equity interests that are not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group have attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests are marked to fair value. As the notional shares underlying the intergroup interests are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underlie the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock are used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interests have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interests are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interests are dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty Braves common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(35)	(11)	(78)
Adjustments	—	31	(42)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(35)	20	(120)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2022, 2021 and 2020 are 6 million, 5 million and 7 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2022	2021	2020

	number of shares in millions
Basic WASO	233	232	232
Potentially dilutive shares (a)	11	8	6
Diluted WASO (b)	244	240	238
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Formula One Group are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Liberty Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 4,165,288 shares as of December 31, 2022. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest is dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. Additionally, an adjustment is also made to the numerator for a hypothetical mark to market adjustment on the shares of Series A Liberty Formula One common stock included in the Securities Basket underlying the warrants in periods in which cash settlement would be more dilutive than share settlement.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$558	(190)	(596)
Adjustments	(34)	112	75
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$524	(78)	(521)

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$25	(1)	62
Intangibles not subject to amortization	98	30	235
Intangibles subject to amortization	20	—	50
Net liabilities assumed	(4)	(11)	(46)
Deferred tax liabilities	(3)	(1)	(1)
Fair value of equity consideration	—	(3)	—
Cash paid (received) for acquisitions, net of cash acquired	$136	14	300

Stock repurchased by subsidiary not yet settled	$8	11	(19)

Cash paid for interest, net of amounts capitalized	$656	607	576

Cash paid for income taxes, net	$168	97	48

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2022	2021	2020

	amounts in millions
Cash and cash equivalents	$2,246	2,814	2,831
Restricted cash included in other current assets	22	88	16
Restricted cash included in other assets	8	22	30
Total cash, cash equivalents and restricted cash at end of period	$2,276	2,924	2,877

(5)  Acquisitions and Restructurings

Sirius XM Holdings acquisition of Stitcher

On October 16, 2020, Sirius XM Holdings acquired certain assets and liabilities of Stitcher, a leader in podcast production, distribution, and ad sales, from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for $266 million in cash, which includes net working capital adjustments. The total purchase consideration of $302 million included $36 million related to the acquisition date fair value of the contingent consideration. During the year ended December 31, 2021, Sirius XM Holdings recorded a $17 million benefit related to the change in fair value of the 2021 portion of the contingent consideration associated with the transaction to impairment, restructuring and acquisition costs in the consolidated statement of operations. The fair value of the contingent consideration was determined using a probability-weighted cash flow model. Stitcher is included in the Pandora reporting unit. In connection with the acquisition, Sirius XM Holdings recognized goodwill of $224 million and intangible assets subject to amortization of $38 million. The goodwill of Stitcher is deductible for tax purposes as it was an asset acquisition.

Sirius XM Holdings recognized $4 million of costs related to the acquisition of Stitcher during the year ended December 31, 2020.  The acquisition of Stitcher was financed through borrowings under Sirius XM Holdings’ Senior Secured Revolving Credit Facility.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Sirius XM Holdings restructuring costs

During the years ended December 31, 2022 and 2021, Sirius XM Holdings evaluated its office space needs and, as a result of such analyses, vacated certain office spaces. Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations and recorded impairments of $16 million and $18 million during the years ended December 31, 2022 and 2021, respectively, to reduce the carrying values of the operating lease right of use assets to their respective fair values. The fair values of the assets were determined using a discounted cash flow model based on Sirius XM Holdings management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. In addition, during the year ended December 31, 2022, Sirius XM Holdings wrote off $5 million of property and equipment located at the impaired office spaces and during the year ended December 31, 2021, Sirius XM Holdings accrued expenses of $6 million for which it will not recognize any future economic benefits and wrote off leasehold improvements of $1 million. These charges were recorded to impairment, restructuring and acquisition costs in the consolidated statement of operations for the years ended December 31, 2022 and 2021.

Separately, during the year ended December 31, 2022, Sirius XM Holdings performed an analysis surrounding initiatives that it is no longer pursuing and recorded an impairment of $43 million associated with terminated software projects and an impairment of $6 million related to personnel severance. In addition, Sirius XM Holdings sold real estate as part of an evaluation of its property needs and recognized a $4 million gain on the sale during the year ended December 31, 2022. These costs and gain on the real estate sale are included in impairment, restructuring and acquisition costs, net of recoveries in the consolidated statements of operations for the year ended December 31, 2022.

In May 2020, Sirius XM Holdings terminated the Automatic Labs Inc. ("Automatic") service, which was part of its connected services business. During the year ended December 31, 2020, Sirius XM Holdings recorded $24 million of restructuring expenses related to the termination of the service. The termination of the Automatic service did not meet the requirements to be reported as a discontinued operation because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2022			December 31, 2021
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,026	2,026	—	2,436	2,436	—
Short-term marketable securities	$—	—	—	70	70	—
Investment in trust account	$—	—	—	575	575	—
Debt and equity securities	$80	80	—	217	217	—
Financial instrument assets	$393	86	307	640	99	541
Debt	$3,331	—	3,331	5,222	—	5,222
Financial instrument liabilities	$—	—	—	59	20	39

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. The fair value of debt related instruments are based on quoted market prices but not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and equity securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Short-term marketable securities in the table above are included in the Other current assets line item in the consolidated balance sheets. Investments in the trust account and debt and equity securities and financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets. As of December 31, 2022, $219 million and $174 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the consolidated balance sheet. As of December 31, 2021, $527 million and $113 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2022	2021	2020
Debt and equity securities	$(7)	204	(74)
Debt measured at fair value (a)	717	(886)	(114)
Change in fair value of bond hedges (b)	(236)	193	(127)
Other	125	38	(87)
	$599	(451)	(402)
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $4 million, loss of $107 million and gain of $148 million for the years ended December 31, 2022, 2021 and 2020, respectively, and the cumulative change was a gain of $64 million as of December 31, 2022.
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

(7)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2022, and the carrying amount at December 31, 2021:

	December 31, 2022			December 31, 2021
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation	31%	$4,857	$158	89
Sirius XM Canada	70%	NA	597	642
Other			68	74
Total Liberty SiriusXM Group			823	805

Braves Group
Other	various	NA	95	110
Total Braves Group			95	110

Formula One Group
Other	various	NA	34	30
Total Formula One Group			34	30
Consolidated Liberty			$952	945

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Liberty SiriusXM Group
Live Nation	$72	(235)	(465)
Sirius XM Canada	—	4	5
Other	(5)	(22)	(24)
Total Liberty SiriusXM Group	67	(253)	(484)

Braves Group
Other	32	30	6
Total Braves Group	32	30	6

Formula One Group
Live Nation	NA	NA	(112)
Other	—	23	4
Total Formula One Group	—	23	(108)
Consolidated Liberty	$99	(200)	(586)

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. Liberty’s interest in Live Nation was reattributed from the Formula One Group to the Liberty SiriusXM Group effective April 22, 2020.

Due to the impact of COVID-19, Live Nation recorded significant losses during the years ended December 31, 2021 and 2020. In September 2021, Live Nation completed an offering of approximately 5.2 million shares of its common stock, resulting in a gain on dilution of our investment in Live Nation. See note 9 for details regarding the number and fair value of Live Nation common stock pledged as collateral pursuant to the Live Nation Margin Loan as of December 31, 2022.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	December 31,
	2022	2021

	amounts in millions
Current assets	$8,160	6,684
Property, plant and equipment, net	1,488	1,092
Intangible assets	1,419	1,395
Goodwill	2,529	2,591
Other assets	2,865	2,640
Total assets	$16,461	14,402

Current liabilities	$8,303	6,856
Long-term debt, net	5,283	5,145
Other liabilities	2,111	2,037
Redeemable noncontrolling interests	670	552
Equity	94	(188)
Total liabilities and equity	$16,461	14,402

Consolidated Statements of Operations

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue	$16,681	6,268	1,861
Operating expenses:
Direct operating expenses	12,337	4,356	1,402
Selling, general and administrative expenses	2,956	1,755	1,524
Depreciation and amortization	450	416	485
Other operating expenses	206	159	103
	15,949	6,686	3,514
Operating income (loss)	732	(418)	(1,653)
Interest expense	(278)	(282)	(227)
Other income (expense), net	51	89	23
Earnings (loss) before income taxes	505	(611)	(1,857)
Income tax (expense) benefit	(96)	2	29
Net earnings (loss)	409	(609)	(1,828)
Less net earnings (loss) attributable to noncontrolling interests	113	42	(103)
Net earnings (loss) attributable to Live Nation stockholders	$296	(651)	(1,725)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Sirius XM Canada

As of December 31, 2022, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada’s economic performance.

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

In May 2017, Sirius XM Holdings extended a loan to Sirius XM Canada in the principal amount of $131 million. Prior to the March 2022 amendment, cumulative note repayments by Sirius XM Canada were $10 million. In connection with the execution of the amended and restated services and distribution agreement, Sirius XM Holdings forgave $113 million in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 million on such loan as of December 31, 2022. The principal amount that was forgiven by Sirius XM Holdings was considered satisfied as contributed capital to Sirius XM Canada.

Sirius XM Holdings had approximately $42 million and $21 million in related party current assets as of December 31, 2022 and 2021, respectively. At December 31, 2021, Sirius XM Holdings had approximately $5 million in related party liabilities. Sirius XM Holdings recorded approximately $111 million, $101 million and $97 million in revenue for the years ended December 31, 2022, 2021 and 2020, respectively, associated with these various agreements. Sirius XM Canada paid dividends to Sirius XM Holdings of $9 million, $2 million and $2 million during the years ended December 31, 2022, 2021 and 2020.

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $55 million, $60 million and $55 million during years ended December 31, 2022, 2021 and 2020, respectively.  Sirius XM Holdings also had related party liabilities of $19 million and $24 million as of December 31, 2022 and 2021, respectively, related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(8)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2021	$15,082	3,956	180	19,218
Acquisitions (a)	30	—	—	30
Balance at December 31, 2021	15,112	3,956	180	19,248
Acquisitions (b)	97	—	—	97
Other	—	—	(4)	(4)
Balance at December 31, 2022	$15,209	3,956	176	19,341
(a)	Sirius XM Holdings recorded goodwill related to an acquisition in April 2021 and recorded adjustments to contingent consideration for the prior year acquisition of Stitcher.
(b)	During January 2022 and May 2022, Sirius XM Holdings completed immaterial acquisitions for total cash consideration of approximately $136 million.

Other Intangible Assets Not Subject to Amortization

Other intangible assets not subject to amortization, not separately disclosed, are trademarks ($1,242 million) at December 31, 2022 and 2021 and franchise rights owned by Braves Holdings ($124 million and $143 million) as of December 31, 2022 and 2021. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. Sirius XM Holdings’ Federal Communications Commission (“FCC”) licenses for its Sirius satellites expire in 2025 and 2030 and the FCC licenses for its XM satellites expire in 2023, 2026 and 2029. Prior to expiration, Sirius XM Holdings is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes Sirius XM Holdings to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(1,125)	2,505	3,630	(936)	2,694
Customer relationships	3,054	(1,936)	1,118	3,053	(1,679)	1,374
Licensing agreements	359	(272)	87	355	(243)	112
Other	2,191	(1,613)	578	1,933	(1,316)	617
Total	$9,234	(4,946)	4,288	8,971	(4,174)	4,797

The FIA Agreement is amortized over 35 years, customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $782 million, $802 million and $815 million for the years ended December 31, 2022, 2021 and 2020, respectively. Based on its amortizable intangible assets as of December 31, 2022, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2023	$732
2024	$610
2025	$358
2026	$333
2027	$279

Impairments

Due to an increase in projected costs related to royalty rates from streaming, increasing uncertainty surrounding the projected demand for advertising and a decrease in listening hours, impairment losses of $956 million and $20 million were recorded during the year ended December 31, 2020 related to Pandora’s goodwill and trademark, respectively. The fair value of the Pandora and Off-platform reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The discounted cash flow model relies on making assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, expected growth in profitability and discount rate. Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on current market observations.

A quantitative assessment of Pandora’s goodwill and trademark during the fourth quarter of 2022 indicated the estimated fair values of such assets were in excess of their respective carrying values. As of December 31, 2022, accumulated goodwill impairment losses for Liberty totaled $956 million and related entirely to the Sirius XM Holdings reportable segment.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(9)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2022	2022	2021

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$790	968	1,540
2.125% Exchangeable Senior Debentures due 2048 (1)	387	382	416
2.25% Exchangeable Senior Debentures due 2048 (1)	—	—	644
2.75% Exchangeable Senior Debentures due 2049 (1)	586	559	624
0.5% Exchangeable Senior Debentures due 2050 (1)	920	920	1,332
Sirius XM Holdings Margin Loan	875	875	875
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.125% Senior Notes due 2026	1,000	992	990
Sirius XM 5.0% Senior Notes due 2027	1,500	1,492	1,491
Sirius XM 4.0% Senior Notes due 2028	2,000	1,982	1,979
Sirius XM 5.50% Senior Notes due 2029	1,250	1,240	1,239
Sirius XM 4.125% Senior Notes due 2030	1,500	1,487	1,485
Sirius XM 3.875% Senior Notes due 2031	1,500	1,485	1,484
Pandora 1.75% Convertible Senior Notes due 2023	193	193	177
Sirius XM Senior Secured Revolving Credit Facility	80	80	—
Sirius XM Incremental Term Loan	500	500	—
Deferred financing costs		(12)	(14)
Total Liberty SiriusXM Group	13,081	13,143	14,262
Braves Group
Subsidiary notes and loans:
Notes and loans	546	546	700
Deferred financing costs		(4)	(3)
Total Braves Group	546	542	697
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	27	44	666
2.25% Convertible Senior Notes due 2027 (1)	475	458	—
Other	63	63	69
Subsidiary notes and loans:
Senior Loan Facility	2,425	2,389	2,902
Deferred financing costs		(7)	(6)
Total Formula One Group	2,990	2,947	3,631
Total debt	$16,617	16,632	18,590
Debt classified as current		(1,679)	(2,891)
Total long-term debt		$14,953	15,699

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of the Convertible Notes. The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted. Accordingly, as of December 31, 2022, the Convertible Notes are classified as a current liability in the consolidated balance sheet. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the year ended December 31, 2022, Liberty paid approximately $284 million to repurchase approximately $210 million aggregate principal amount of the Convertible Notes.

Since the date of issuance, the conversion adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of December 31, 2022.

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

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. During the year ended December 31, 2022, Liberty received approximately $72 million for the settlement of the portion of the bond hedge related to the repurchase of Convertible Notes described above. As of December 31, 2022, the Bond Hedge Transaction covered, in the aggregate, 4,165,288 shares of Series A Liberty Formula One common stock, 16,932,727 shares of Series A Liberty SiriusXM common stock and 1,811,066 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. The bond hedge expires on October 15, 2023 and is included in Other current assets as of December 31, 2022 and 2021 in the accompanying consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of the Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. During the year ended December 31, 2022, Liberty paid approximately $45 million for the settlement of the portion of the obligation under the warrants related to the repurchase of Convertible Notes described above. As of December 31, 2022, the warrants covered, in the aggregate, 4,165,288 shares of Series A Liberty Formula One common stock, 16,932,727 shares of Series A Liberty SiriusXM common stock and 1,811,066 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of December 31, 2022. As of December 31, 2022, the basket price of the securities underlying the warrants was $56.86 per share, which is the same as the basket price of the securities underlying the Bond Hedge Transaction. The warrants may have a dilutive effect with respect to the shares

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants are attributed to the Liberty SiriusXM Group.

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which are convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and mature on January 30, 2023 (the “1% Convertible Notes’’). Accordingly, as of December 31, 2022, the 1% Convertible Notes are classified as a current liability in the consolidated balance sheet. The initial conversion rate for the notes was approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes was settled solely in cash, and not through the delivery of any securities. During the year ended December 31, 2022, Liberty paid approximately $630 million to repurchase approximately $359 million aggregate principal amount of the 1% Convertible Notes. In January 2023, Liberty paid approximately $46 million to settle the remaining 1% Convertible Notes.

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. The initial conversion rate for the notes is approximately 11.6198 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $86.06 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in February 2023, Liberty will deliver solely cash to satisfy its exchange obligations. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2018. The debentures may be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also have the right to require Liberty to purchase their debentures on April 7, 2023. Accordingly, the 2.125% Exchangeable Senior Debentures due 2048 are classified as a current liability in the consolidated balance sheet as of December 31, 2022. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest. The debentures, are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

In accordance with the terms of the indenture governing the 2.125% Exchangeable Senior Debentures due 2048, following Liberty’s receipt of Sirius XM Holdings’ special cash dividend, as described in note 13, Liberty made an extraordinary cash distribution of $31.1731 per debenture to holders of the 2.125% Exchangeable Senior Debentures due 2048. Also pursuant to the indenture, the original principal amount of the 2.125% Exchangeable Senior Debentures due 2048 was reduced by an amount equal to the extraordinary distribution of approximately $12 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

In accordance with the terms of the indenture governing the 2.75% Exchangeable Senior Debentures due 2049, following Liberty’s receipt of Sirius XM Holdings’ special cash dividend, as described in note 13, Liberty made an extraordinary cash distribution of $29.0057 per debenture to holders of the 2.75% Exchangeable Senior Debentures due 2049. Also pursuant to the indenture, the original principal amount of the 2.75% Exchangeable Senior Debentures due 2049 was reduced by an amount equal to the extraordinary distribution of approximately $18 million.

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

December 31, 2022, 2021 and 2020

are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Margin Loans

Sirius XM Holdings Margin Loan

In March 2020, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of a $250 million term loan, a $500 million revolving line of credit and a $600 million delayed draw term loan. The term loan, delayed draw term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.05% with the undrawn portion carrying a fee of 0.75%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 2.30% per annum at December 31, 2020.

On February 24, 2021, Siri MarginCo borrowed $125 million pursuant to an amendment to this margin loan agreement which includes an $875 million term loan and an $875 million revolving line of credit. Also pursuant to the amendment, the maturity was extended to March 2024. The term loan and any drawn portion of the revolver carry an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 6.73% and 2.22% per annum at December 31, 2022 and 2021, respectively. As of December 31, 2022, availability under the Sirius XM Holdings Margin Loan was $875 million. As of December 31, 2022, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $5,840 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On December 10, 2018, LMC LYV, a wholly owned subsidiary of Liberty, amended the Live Nation Margin Loan agreement, increasing the borrowing capacity to $600 million, decreasing the interest rate to LIBOR plus 1.80% and increasing the undrawn commitment fee to either 0.75% or 0.85% per annum (based on the undrawn amount). On March 19, 2020, the Company repaid all amounts outstanding on the margin loan. On March 27, 2020, the margin loan agreement was amended, reducing the borrowing capacity to $270 million. On November 9, 2020, the margin loan was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. On May 9, 2022, the margin loan was amended, replacing the delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. Interest on the margin loan is payable on the last business day of each calendar quarter. As of December 31, 2022, availability under the Live Nation Margin Loan was $400 million. As of December 31, 2022, 9.0 million shares of the Company’s Live Nation common stock with a value of $626 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Sirius XM Holdings Senior Notes

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

Pandora 1.75% Convertible Senior Notes due 2023

Sirius XM Holdings acquired $193 million principal amount of the 1.75% Convertible Senior Notes due 2023 (the “Pandora Notes due 2023”) as part of the Pandora acquisition in February 2019. As of December 31, 2022, the conversion rate applicable to the Pandora Notes due 2023 was 162.7373 shares of Sirius XM Holdings’ common stock per one thousand principal amount of the Pandora Notes due 2023. Prior to the adoption of ASU 2020-06, as described in note 3, Sirius XM Holdings allocated the principal amount of the Pandora Notes due 2023 between the liability and equity components. Upon adoption of ASU 2020-06 on January 1, 2022, as further described in note 3, the separation model for

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

convertible debt with cash conversion features was removed and, as a result, Sirius XM Holdings recorded an immaterial adjustment to the carrying value of the Pandora Notes due 2023 and a corresponding cumulative effect adjustment to retained earnings. The Pandora Notes due 2023 were not convertible into Sirius XM Holdings’ common stock and not redeemable as of December 31, 2022.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings’ assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 5.89% per annum as of December 31, 2022. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of December 31, 2022 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,670 million as of December 31, 2022.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million which matures on April 11, 2024. Interest on the incremental term loan borrowing is based on Adjusted Term SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 5.36% per annum as of December 31, 2022.

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the stadium and mixed-use complex, is summarized as follows:

	Carrying value		As of December 31, 2022
	December 31,	December 31,	Borrowing	Weighted avg	Maturity
	2022	2021	Capacity	interest rate	Date

	dollar amounts in millions
Operating credit facilities	$—	120	275	NA	various
Ballpark funding
Senior secured note	172	178	NA	3.77%	September 2041
Floating rate notes	—	55	NA	NA	September 2029
Stadium credit facility	44	46	44	5.73%	July 2026
Mixed-use credit facilities and loans	300	271	428	4.49%	various
Spring training credit facility	30	30	NA	3.65%	December 2030
Total Braves Holdings	$546	700

Formula 1 Loans

On November 23, 2022, Formula 1 refinanced its previous $2.9 billion first lien Term Loan B and $500 million revolving credit facility (collectively, the “Senior Loan Facility”) with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. The Term Loan A and revolving

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

credit facility mature on January 15, 2028 and the Term Loan B matures on January 15, 2030.  As of December 31, 2022, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B is 3.25% with the potential to step down to 3.00% if a certain leverage test is met. The margin for the new Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and is fixed at 1.75% for the first year. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The interest rate on the Senior Loan Facility was approximately 7.12% and 3.50% as of December 31, 2022 and 2021, respectively. The Senior Loan Facility remains non-recourse to Liberty Media. The Senior Loan Facility is secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, as of December 31, 2022, Formula 1 has interest rate swaps on $2.1 billion of the $2.4 billion Senior Loan Facility in order to manage its interest rate risk.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio and debt yield ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. As of December 31, 2022, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings were in compliance with all debt covenants.

Fair Value of Debt

The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

December 31, 2022
Sirius XM 3.125% Senior Notes due 2026	$884
Sirius XM 5.0% Senior Notes due 2027	$1,386
Sirius XM 4.0% Senior Notes due 2028	$1,725
Sirius XM 5.50% Senior Notes due 2029	$1,141
Sirius XM 4.125% Senior Notes due 2030	$1,245
Sirius XM 3.875% Senior Notes due 2031	$1,192
Pandora 1.75% Convertible Senior Notes due 2023	$197

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2022.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2023	$1,109
2024	$1,460
2025	$147
2026	$1,194
2027	$2,173

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The following table presents the components of lease expense:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Finance lease cost
Depreciation of leased assets	$32	35	35
Interest on lease liabilities	5	6	6
Total finance lease cost	37	41	41
Operating lease cost	89	89	93
Sublease income	(3)	(4)	(2)
Total lease cost	$123	126	132

The remaining weighted-average lease terms and the weighted average discount rates were as follows:

	2022	2021	2020
Weighted-average remaining lease term (years):
Finance leases	24.4	27.7	28.3
Operating leases	8.2	8.4	9.2
Weighted-average discount rate:
Finance leases	4.5%	4.7%	4.6%
Operating leases	5.3%	5.2%	5.2%

The following table presents supplemental balance sheet information related to leases:

	December 31,
	2022	2021

	amounts in millions
Operating leases:
Operating lease right-of-use assets (1)	$344	403

Current operating lease liabilities (2)	$53	54
Operating lease liabilities (3)	349	405
Total operating lease liabilities	$402	459

Finance Leases:
Property and equipment, at cost	$491	477
Accumulated depreciation	(181)	(150)
Property and equipment, net	$310	327

Current finance lease liabilities (2)	$7	5
Finance lease liabilities (3)	117	111
Total finance lease liabilities	$124	116
(1)	Included in Other assets in the consolidated balance sheet
(2)	Included in Other current liabilities in the consolidated balance sheet
(3)	Included in Other liabilities in the consolidated balance sheet

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2022	2021

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$86	89
Financing cash flows for finance leases	$7	5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17	11

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2022 consisted of the following:

	Finance leases	Operating leases

	amounts in millions
2023	$13	73
2024	12	66
2025	9	65
2026	9	62
2027	9	56
Thereafter	134	169
Total lease payments	186	491
Less: implied interest	62	89
Present value of lease liabilities	$124	402

(11) Liberty Media Acquisition Corporation

In November 2020, the Company, through its wholly owned subsidiary, Liberty Media Acquisition Sponsor, LLC (the “Sponsor”), formed LMAC and ultimately purchased approximately 14.4 million shares of LMAC Series F common stock (“Founder Shares”) for $25,000.

On January 26, 2021, LMAC consummated its initial public offering (“IPO”) of 57.5 million units (the “Units”), including 7.5 million Units sold pursuant to the full exercise of the underwriters’ overallotment option. Each Unit consisted of one share of Series A common stock of LMAC and one-fifth of one redeemable warrant of LMAC. Each whole warrant entitled the holder thereof to purchase one share of Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC’s initial business combination and 12 months from the closing of the IPO (“Public Warrants”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to LMAC of $575 million, which were placed in a U.S.-based trust account (Level 1) which was included in other assets in the consolidated balance sheet as of December 31, 2021. Substantially concurrent with the IPO, LMAC completed the private placement of 10 million warrants to the Sponsor, generating gross proceeds of $15 million (“Private Placement Warrants”). Each Private Placement Warrant entitled the holder thereof to purchase one share of LMAC’s Series A common stock for $11.50 per share, subject to adjustment, following the later of 30 days after the completion of LMAC’s initial business combination and 12 months from the closing of the IPO and the Sponsor committed to acquire $250 million of forward purchase units (each consisting of one share of LMAC’s Series B common stock and one-fifth of one redeemable warrant to purchase one share of LMAC’s Series A common stock), at a price of $10.00 per unit, pursuant to a forward purchase agreement that would close substantially concurrently with the consummation of LMAC’s initial business combination.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The Company, through the Sponsor’s ownership of the Founder Shares, owned 20% of LMAC’s issued and outstanding common stock. The Founder Shares had certain governance rights which allow the Company to control LMAC’s affairs, policies and operations through the initial business combination and therefore the Company consolidated LMAC post-IPO. LMAC also entered into services and facilities sharing agreements with the Company for shared office space, services and personnel based on a flat fee.

The Public Warrants, issued as part of the Units in the IPO, had certain provisions which required LMAC to account for these instruments at fair value as a liability. Therefore, the proceeds from the IPO were bifurcated between the warrants and the Series A common stock. At the IPO date, approximately $20 million was recorded as a warrant liability within Other Liabilities, net of IPO costs.

LMAC’s Series A common stock, issued as part of the Units in the IPO, had certain provisions which allowed the holder to put back the stock to LMAC upon an initial business combination at their election. This conditional redemption feature required the Company to account for those shares that were subject to potential redemption as redeemable noncontrolling interests which required temporary equity classification (outside of permanent equity).

Since its IPO, LMAC employed a broad set of search criteria for potential target business combinations, however, LMAC’s management observed what it believes were high valuations in 2021, a declining IPO market in 2022, and significant public and private market volatility, which prevented LMAC from securing an opportunity that it believed would offer a compelling return on investment for its stockholders. In light of these circumstances, LMAC determined that it was not feasible to complete an initial business combination in advance of the contractual termination date of January 26, 2023. As a result, on November 14, 2022, stockholders of LMAC approved an amendment to LMAC’s certificate of incorporation which allowed LMAC to unwind and redeem all of its outstanding public shares prior to December 30, 2022. The redemption was completed during December 2022 and LMAC was subsequently dissolved.

The changes in the components of redeemable noncontrolling interests were as follows:

	Years ended December 31,
	2022	2021

	amounts in millions
Balance, beginning of period	$575	—
Initial recognition of redeemable noncontrolling interests	—	524
Net earnings (loss) attributable to the noncontrolling interests	17	(3)
Change in redemption value of redeemable noncontrolling interests	(13)	54
Redemption of noncontrolling interests	(579)	—
Balance, end of period	$—	575

The Company’s interest in LMAC was attributed to the Formula One Group. Transactions and ownership interests with the Sponsor eliminated upon consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(12)  Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Current:
Federal	$(77)	(26)	13
State and local	(50)	(51)	(62)
Foreign	(24)	(9)	(2)
	(151)	(86)	(51)
Deferred:
Federal	(299)	(130)	12
State and local	(44)	84	(1)
Foreign	330	87	84
	(13)	41	95
Income tax benefit (expense)	$(164)	(45)	44

The following table presents a summary of our domestic and foreign earnings (loss) before income taxes:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Domestic	$1,852	666	(969)
Foreign	341	123	(466)
Total	$2,193	789	(1,435)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Expected income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 as a result of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Computed expected tax benefit (expense)	$(461)	(166)	301
State and local income taxes, net of federal income taxes	(76)	(58)	(42)
Foreign income taxes, net of foreign tax credit	27	34	20
Income tax reserves	12	140	(19)
Taxable dividends, net of dividends received deductions	(7)	(11)	(12)
Federal tax credits	25	55	24
Change in valuation allowance affecting tax expense	303	(135)	(69)
Change in tax rate	6	146	30
Deductible stock-based compensation	26	36	14
Non-deductible executive compensation	(21)	(17)	(17)
Non-taxable gain / non-deductible (loss)	11	(76)	—
Impairment of nondeductible goodwill	—	—	(194)
Other, net	(9)	7	8
Income tax benefit (expense)	$(164)	(45)	44

For the year ended December 31, 2022, the significant reconciling items, as noted in the table above, are a decrease in our valuation allowance, partially offset by the effect of state income taxes.

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

December 31, 2022, 2021 and 2020

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2022	2021

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$1,170	1,475
Other accrued liabilities	256	232
Investments	139	83
Accrued stock compensation	81	84
Deferred revenue	34	41
Discount on debt	—	207
Other future deductible amounts	16	19
Deferred tax assets	1,696	2,141
Valuation allowance	(116)	(424)
Net deferred tax assets	1,580	1,717
Deferred tax liabilities:
Intangible assets	2,696	2,767
Fixed assets	371	478
Discount on debt	29	—
Deferred tax liabilities	3,096	3,245
Net deferred tax liabilities	$1,516	1,528

During the year ended December 31, 2022, there was a $303 million decrease in the Company’s valuation allowance that affected tax expense and a $5 million decrease that affected equity.

At December 31, 2022, the Company had a deferred tax asset of $1,170 million for federal, state and foreign net operating losses (“NOLs”), interest expense carryforwards and tax credit carryforwards. Of this amount, the Company has $4 million of federal NOLs, $205 million of state NOLs, $76 million of federal interest expense carryforwards, $72 million of federal tax credit carryforwards, $101 million of state tax credit carryforwards, $322 million of foreign NOLs and $301 million of foreign interest expense carryforwards that may be carried forward indefinitely. The remaining $89 million of carryforwards expire at certain future dates. These carryforwards are expected to be utilized in future periods and are not subject to a valuation allowance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020

	amounts in millions
Balance at beginning of year	$179	432	405
Decrease for tax positions of prior years	(17)	(2)	(7)
Increase (decrease) in tax positions for current year	31	(10)	20
Increase in tax positions from prior years	5	9	14
Settlements with tax authorities	—	(250)	—
Balance at end of year	$198	179	432

As of December 31, 2022, the Company had unrecognized tax benefits and uncertain tax positions of $198 million. If such tax benefits were to be recognized for financial statement purposes, approximately $198 million would be reflected in the Company’s tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2022 will significantly increase or decrease during the twelve-month period ending December 31, 2023; however, various events could cause our current expectations to change in the future. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2022, the Company’s tax years prior to 2019 are closed for federal income tax purposes, and the IRS has completed its examination of the Company’s 2019 and 2020 tax years. The Company’s 2021 tax year is not under IRS examination. The Company’s 2022 tax year is currently under examination by the IRS. Various states are currently examining the Company’s prior years’ state income tax returns. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2022, the Company had approximately $2 million in accrued interest and penalties recorded related to uncertain tax positions.

On February 1, 2021, the Company entered into a tax sharing agreement with Sirius XM Holdings governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated by the Company with a special committee of Sirius XM Holdings’ board of directors, all of whom are independent of the Company, and approved by the executive committee of the Board of Directors. The tax sharing agreement contains provisions that the Company believes are customary for tax sharing agreements between members of a consolidated group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(13)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. As of December 31, 2022, no shares of preferred stock were issued.

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

During the year ended December 31, 2022, the Company repurchased 3.5 million shares of Series A Liberty SiriusXM common stock for aggregate cash consideration of $161 million, 4.5 million shares of Series C Liberty SiriusXM common stock for aggregate cash consideration of $197 million and 0.7 million shares of Series A Liberty Formula One common stock for aggregate cash consideration of $37 million under the authorized repurchase program. All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. There were no repurchases of Series A Liberty Braves common stock and no repurchases of Series C Liberty Braves common stock or Liberty Formula One common stock during the year ended December 31, 2022.

Dividends Declared by Subsidiary

During the year ended December 31, 2020, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $237 million, of which Liberty received $173 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

During the year ended December 31, 2021, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $268 million, of which Liberty received $210 million.

During the year ended December 31, 2022, Sirius XM Holdings declared quarterly dividends and a special dividend and paid in cash an aggregate amount of $1,339 million, of which Liberty received $1,090 million.

On January 25, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock, payable on February 24, 2023 to stockholders of record at the close of business on February 9, 2023.

(14)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2019, the Compensation Committee (the “Committee”) of Liberty approved a compensation arrangement (the “CEO Arrangement”) for its President and Chief Executive Officer (the “CEO”). Also in December 2019, each of the Service Companies executed an amendment to each Service Company’s services agreement with Liberty, pursuant to which components of the CEO’s compensation described below are either paid directly to the CEO by each Service Company or reimbursed to Liberty, in each case based on allocations among Liberty and each of the Service Companies set forth in the service agreement amendments. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2022, 2021 and 2020, the allocation percentage for Liberty was 49%, 41% and 44%, respectively.

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

December 31, 2022, 2021 and 2020

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

The Exchange Agreement provides for exchanges by the Company and Mr. Malone or the JM Trust of shares of Series B Liberty SiriusXM common stock, Series B Liberty Braves common stock or Series B Liberty Formula One common stock for shares of Series C Liberty SiriusXM common stock, Series C Liberty Braves common stock or Series C Liberty Formula One common stock, respectively, in connection with certain events, including (i) any event that would result in a reduction in the outstanding votes of any of the Company’s tracking stock groups (each, a “Group”) or an increase of Mr. Malone’s beneficially-owned voting power in any Group (other than a Voting Power Exchange (as defined below)) (an “Accretive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group would exceed the Target Voting Power plus 0.5%, (ii) from and after the occurrence of any Accretive Event, any event that would result in an increase in the outstanding votes of any Group or a decrease of Mr. Malone’s beneficially-owned voting power in any Group (a “Dilutive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group falls below the Target Voting Power less 0.5%, or (iii) on a quarterly basis or in connection with any annual or special meeting of stockholders, upon request by Mr. Malone or the JM Trust, if Mr. Malone’s aggregate voting power in the Company is less than the Target Voting Power and would continue to be less than the Target Voting Power upon completion of such exchange (a “Voting Power Exchange”). Additionally, the Exchange Agreement contains certain provisions with respect to fundamental events at the Company, meaning any combination, consolidation, merger, exchange offer, split-off, spin-off, rights offering or dividend, in each case, as a result of which holders of Series B common stock of one or more Groups are entitled to receive securities of the Company, securities of another person, property or cash, or a combination thereof.

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

December 31, 2022, 2021 and 2020

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

As of December 31, 2022, there have been no exchanges of the Company’s shares pursuant to the Exchange Agreement.

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

(15)  Stock-Based Compensation

Liberty—Incentive Plans

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”), the Company may grant Awards in respect of a maximum of 20.0 million shares of Series A, Series B and Series C Liberty Media Corporation common stock plus the shares remaining available for Awards under the prior Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), as of close of business on May 24, 2022, the effective date of the 2022 Plan. Any forfeited shares from the 2017 Plan shall also be available again under the 2022 Plan. Awards generally vest over 1-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Liberty—Grants of Awards

Awards granted in 2022, 2021 and 2020 are summarized as follows:

	Years ended December 31,
	2022		2021		2020
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	42	$13.31	66	$14.54	372	$12.12
Series C Liberty SiriusXM common stock, Liberty CEO (2)	212	$14.45	257	$13.73	1,053	$11.03
Series C Liberty Formula One common stock, Liberty employees and directors (1)	34	$23.94	55	$18.79	305	$14.29
Series C Liberty Formula One common stock, Liberty CEO (2)	181	$21.31	—	$—	791	$12.42
Series C Liberty Formula One common stock, Formula 1 employees (3)	86	$21.31	718	$15.96	1,435	$7.55
Series C Liberty Braves common stock, Liberty employees and directors (1)	10	$12.40	23	$9.93	146	$7.79
Series C Liberty Braves common stock, Liberty CEO (2)	95	$9.16	—	$—	489	$7.26
Series C Liberty Braves common stock, Braves employees (4)	—	$—	—	$—	1,585	$8.52
(1)	Mainly vests between two and four years for employees and in one year for directors.
(2)	Grants made in March 2022 cliff vested in December 2022. Grant made in March 2021 cliff vested in December 2021. Grants made in March 2020 cliff vested in December 2020, and grants made in December 2020 in connection with the CEO’s employment agreement cliff vest in December 2024. See discussion in note 14 regarding the compensation agreement with the Company’s CEO.
(3)	Grants made in 2022 and 2021 vested in equal quarterly installments over one year. Grants made in 2020 vested monthly over one year.
(4)	Grants made in December 2020 vested 50% in December 2022 and vest 50% in December 2023.

In addition to the stock option grants to the Liberty CEO, and in connection with his employment agreement, the Company granted time-based and performance-based RSUs. During the year ended December 31, 2020, the Company granted 9 thousand, 7 thousand and 3 thousand time-based RSUs of Series C common stock of Liberty SiriusXM, Liberty Formula One and Liberty Braves, respectively, to our CEO.  The RSUs had a GDFV of $33.11, $24.68 and $18.17 per share, respectively, and cliff vested on December 10, 2020. These RSU grants were issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19. During the year ended December 31, 2021, the Company granted 65 thousand and 31 thousand performance-based RSUs of Series C common stock of Liberty Formula One and Liberty Braves, respectively, to our CEO. Such RSUs had a GDFV of $45.88 per share and $31.24 per share, respectively, and cliff vested one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The Company did not grant any options to purchase shares of Series A or Series B Liberty SiriusXM, Liberty Formula One or Liberty Braves common stock during the year ended December 31, 2022.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2022, 2021 and 2020, the range of expected terms was 5.3 to 5.6 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2022, 2021 and 2020 grants.

	Volatility
2022 grants
Liberty options	25.5%	-	37.4%
2021 grants
Liberty options	30.9%	-	37.4%
2020 grants
Liberty options	21.8%	-	37.2%

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of options to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2022	7,369	$38.79
Granted	254	$44.29
Exercised	(760)	$31.22
Forfeited/Cancelled	(1)	$31.87
Outstanding at December 31, 2022	6,862	$39.83	2.8	years	$14
Exercisable at December 31, 2022	4,883	$37.89	2.2	years	$14

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2022	9,114	$34.38
Granted	301	$57.92
Exercised	(2,329)	$31.96
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2022	7,086	$36.18	3.8	years	$167
Exercisable at December 31, 2022	5,625	$34.19	3.5	years	$144

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2022	3,125	$25.86
Granted	105	$26.20
Exercised	(122)	$18.12
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2022	3,108	$26.17	4.4	years	$19
Exercisable at December 31, 2022	1,493	$24.92	3.9	years	$11

As of December 31, 2022, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock, respectively.

As of December 31, 2022, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $31 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.4 years.

As of December 31, 2022, 6.9 million, 7.1 million and 3.1 million shares of Series C Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock options.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2022, 2021 and 2020 was $84 million, $144 million and $8 million, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Liberty—Restricted Stock and Restricted Stock Units

The Company had approximately 73 thousand, 74 thousand and 178 thousand unvested RSAs and RSUs of Liberty SiriusXM, Liberty Formula One and Liberty Braves common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2022. These Series A and Series C unvested RSAs and RSUs of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Braves common stock had a weighted average GDFV of $41.28, $55.34 and $31.55 per share, respectively.

The aggregate fair value of all RSAs and RSUs of Liberty common stock that vested during the years ended December 31, 2022, 2021 and 2020 was $16 million, $13 million and $45 million, respectively.

Sirius XM Holdings—Stock-based Compensation

During the years ended December 31, 2022, 2021 and 2020, Sirius XM Holdings granted various types of stock awards to its employees and members of its board of directors. Stock-based awards are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment and generally cliff vest on the third anniversary of the grant date. Sirius XM Holdings calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of Sirius XM Holdings’ option grants during 2022, 2021 and 2020 was 31%, 33% and 28%, respectively. During the year ended December 31, 2022, Sirius XM Holdings granted approximately 11 million stock options with a weighted-average exercise price of $6.46 per share and a grant date fair value of $1.48 per share. As of December 31, 2022, Sirius XM Holdings has approximately 134 million options outstanding of which approximately 78 million are exercisable, each with a weighted-average exercise price per share of $5.55 and $5.18, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $69 million and $69 million, respectively. During the year ended December 31, 2022, Sirius XM Holdings granted approximately 46 million RSUs and PRSUs with a grant date fair value of $6.55 per share. The stock-based compensation related to Sirius XM Holdings stock options and restricted stock awards was $197 million, $202 million and $223 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options was $472 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

(16)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $32 million, $35 million and $30 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.

(17)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

gains and losses on debt and equity securities and Liberty’s share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI

	amounts in millions
Balance at January 1, 2020	$(12)	(17)	(4)	(33)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(7)	10	108	111
Balance at December 31, 2020	(19)	(7)	104	78
Other comprehensive earnings (loss) attributable to Liberty stockholders	(1)	(4)	(78)	(83)
Balance at December 31, 2021	(20)	(11)	26	(5)
Other comprehensive earnings (loss) attributable to Liberty stockholders	18	(65)	13	(34)
Balance at December 31, 2022	$(2)	(76)	39	(39)

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2022:
Unrealized holding gains (losses) arising during period	$23	(5)	18
Credit risk on fair value debt instruments gains (losses)	28	(6)	22
Foreign currency translation adjustments	(69)	15	(54)
Recognition of previously unrealized (gains) losses on debt	(32)	7	(25)
Other comprehensive earnings	$(50)	11	(39)
Year ended December 31, 2021:
Unrealized holding gains (losses) arising during period	$(1)	—	(1)
Credit risk on fair value debt instruments gains (losses)	(106)	23	(83)
Foreign currency translation adjustments	4	(1)	3
Recognition of previously unrealized (gains) losses on debt	(3)	1	(2)
Other comprehensive earnings	$(106)	23	(83)
Year ended December 31, 2020:
Unrealized holding gains (losses) arising during period	$(9)	2	(7)
Credit risk on fair value debt instruments gains (losses)	149	(32)	117
Foreign currency translation adjustments	4	(1)	3
Other comprehensive earnings	$144	(31)	113

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Employment Contracts

Long-term employment contacts provide for, among other items, annual compensation for certain Braves players (current and former) and other employees. Amounts due under such contracts as of December 31, 2022 aggregated $868 million, which is payable as follows: $184 million in 2023, $132 million in 2024, $115 million in 2025, $114 million in 2026, $90 million in 2027 and $233 million thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Programming, music royalties and other contractual arrangements

Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments. Amounts due under programming and music royalty agreements are payable as follows: $738 million in 2023, $525 million in 2024, $274 million in 2025, $163 million in 2026 and $62 million in 2027. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above. In addition, Sirius XM Holdings has entered into agreements related to certain satellite and transmission costs, sales and marketing costs and in-orbit performance payments to the manufacturer of its satellites. Amounts due under these agreements are payable as follows: $354 million in 2023, $312 million in 2024, $194 million in 2025, $80 million in 2026 and $10 million in 2027.

SXM-7 Satellite

During the year ended December 31, 2021, Sirius XM Holdings recorded an impairment charge of $220 million to impairment, restructuring and acquisition costs, net of recoveries in the consolidated statement of operations related to the total loss of the SXM-7 satellite.  Sirius XM Holdings procured insurance for SXM-7 to cover the risks associated with the satellite’s launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 was $225 million. During the year ended December 31, 2021 Sirius XM Holdings collected insurance recoveries of $225 million. Of this amount, $220 million was recorded as a reduction to impairment, restructuring and acquisition costs in the consolidated statements of operations. The remaining $5 million was recorded in other, net in the consolidated statements of operations. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

During the year ended December 31, 2022, the XM-5 satellite replaced the XM-4 satellite. As of December 31, 2022, the XM-3 and XM-4 satellites remain available as in-orbit spares.

Impact of COVID-19

At the outset of the coronavirus outbreak (“COVID-19”), the business operations of Formula 1, Braves Holdings and Live Nation initially were largely, if not completely, suspended. In 2020, the regular baseball season was comprised of 60 games and Formula 1 had 17 Events. The 2021 regular baseball season was comprised of 161 games. Formula 1 originally scheduled 23 Events in 2021, and after a number of Events were cancelled and/or replaced, a record 22 Events took place. Braves Holdings and Formula 1 had limitations on the number of fans in attendance at certain games and Events in 2021, thereby reducing revenue associated with fan attendance. Starting in the third quarter of 2021, Live Nation saw a meaningful restart of its operations, with growth in ticket sales, new sponsor partners and the resumption of shows, primarily in the U.S. and U.K. In 2022, the Braves played a full 162 game schedule and Formula 1 held 22 Events. Although Formula 1, Braves Holdings and Live Nation saw a more complete return to normal business operations, schedules and events in 2022, it is unclear whether and to what extent COVID-19 concerns, or a future pandemic or epidemic, will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance in the future, the impact may substantially decrease our revenue. Due to the revenue reductions caused by COVID-19 in 2020 and 2021, these businesses have looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The MMA grants a potential federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora took steps to avail itself of this preemption defense, including making the required payments under the MMA for certain of its uses of pre-1972 recordings. Based on the federal preemption contained in the MMA (along with other considerations), Pandora asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora Media, Inc. case. On October 17, 2019, the Ninth Circuit Court of Appeals issued a memorandum disposition concluding that the question of whether the MMA preempts Flo and Eddie’s claims challenging Pandora’s performance of pre-1972 recordings “depends on various unanswered factual questions” and remanded the case to the District Court for further proceedings.

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

On August 23, 2021, the U.S. Court of Appeals for the Ninth Circuit issued an Opinion in a related case, Flo & Eddie Inc. v. Sirius XM Radio Inc. The related case also concerned a class action suit brought by Flo & Eddie Inc. regarding the public performance of pre-1972 recordings under California law.  Relying on California’s copyright statute, Flo & Eddie argued that California law gave it the “exclusive ownership” of its pre-1972 songs, including the right of public performance. The Ninth Circuit reversed the District Court’s grant of partial summary judgment to Flo & Eddie Inc.  The Ninth Circuit held that the District Court in this related case erred in concluding that “exclusive ownership” under California’s copyright statute included the right of public performance. The Ninth Circuit remanded the case for entry of judgment consistent with the terms of the parties’ contingent settlement agreement, and on October 6, 2021, the parties to the related case stipulated to its dismissal with prejudice. The Flo & Eddie Inc. v. Sirius XM Radio Inc. decision is precedential in the Ninth Circuit, and therefore we believe substantially narrows the claims that Flo & Eddie may continue to assert against Pandora.

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

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint.  In accordance with the directive of the Ninth Circuit, the parties have agreed to a schedule for a Motion for Summary Judgment.  In November 2022, Pandora filed a Motion for Summary Judgment and briefing on this Motion is expected to be completed in February 2023.

Sirius XM Holdings believes it has substantial defenses to the claims asserted in these actions, and it intends to defend these actions vigorously.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

The Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the U.S. on a subscription fee basis. Sirius XM’s packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. Pandora operates a music and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. Pandora also sells advertising on other audio platforms in widely distributed podcasts, which are considered to be off-platform services.
●	Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

As of December 31, 2021, Live Nation met the Company’s reportable segment threshold for equity method affiliates due to significant losses driven by COVID-19. As of December 31, 2022, Live Nation did not meet the Company’s reportable segment threshold for equity method affiliates. Accordingly, the segment presentation for prior periods has been conformed to the current period segment presentation.

Performance Measures

	Years ended December 31,
	2022		2021		2020
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$9,003	2,833	8,696	2,770	8,040	2,575
Corporate and other	—	(26)	—	(15)	—	(31)
Total Liberty SiriusXM Group	9,003	2,807	8,696	2,755	8,040	2,544
Braves Group
Corporate and other	588	61	568	104	178	(53)
Total Braves Group	588	61	568	104	178	(53)
Formula One Group
Formula 1	2,573	593	2,136	495	1,145	56
Corporate and other	—	(42)	—	(29)	—	(38)
Total Formula One Group	2,573	551	2,136	466	1,145	18
Total	$12,164	3,419	11,400	3,325	9,363	2,509

Other Information

	December 31, 2022			December 31, 2021
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,501	665	426	29,812	716	388
Corporate and other	978	158	—	1,862	89	—
Total Liberty SiriusXM Group	30,479	823	426	31,674	805	388
Braves Group
Corporate and other	1,477	95	18	1,636	110	35
Total Braves Group	1,477	95	18	1,636	110	35
Formula One Group
Formula 1	8,980	—	38	8,819	—	17
Corporate and other	2,036	34	253	2,845	30	—
Total Formula One Group	11,016	34	291	11,664	30	17
Elimination (1)	(508)	—	—	(623)	—	—
Consolidated Liberty	$42,464	952	735	44,351	945	440
(1)	As of December 31, 2022 and 2021, this amount includes the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as discussed in note 2. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Adjusted OIBDA	$3,419	3,325	2,509
Litigation settlements and reserves	—	—	16
Stock-based compensation	(237)	(256)	(261)
Impairment, restructuring and acquisition costs, net of recoveries (notes 5 and 8)	(74)	(20)	(1,004)
Depreciation and amortization	(1,044)	(1,072)	(1,083)
Operating income (loss)	2,064	1,977	177
Interest expense	(689)	(642)	(634)
Share of earnings (losses) of affiliates, net	99	(200)	(586)
Realized and unrealized gains (losses) on financial instruments, net	599	(451)	(402)
Gains (losses) on dilution of investment in affiliate	10	152	4
Other, net	110	(47)	6
Earnings (loss) from continuing operations before income taxes	$2,193	789	(1,435)

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
United States	$9,480	9,163	8,121
United Kingdom	2,573	2,136	1,145
Other	111	101	97
	$12,164	11,400	9,363

Long-lived Assets by Geographic Area

	December 31,
	2022	2021

	amounts in millions
United States	$2,208	1,984
United Kingdom	47	26
	$2,255	2,010

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2023:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2023 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before May 1, 2023.

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

10.10+

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.11+

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

10.12+	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).
10.13+

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Qurate Retail, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982) (the “Liberty Interactive 2008 10-K”)).

10.14+	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).
10.15+

Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 5, 2015 (File No. 001-35707)).

10.16

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between J.P. Morgan Chase Bank N.A., London Branch and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016 (File No. 001-35707) (the “2016 Second Quarter 10-Q”)).

10.17

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

10.19	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.5 to the 2016 Second Quarter 10-Q).
10.20

Confirmation, dated June 22, 2016, of Base Cash Convertible Bond Hedge Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.6 to the 2016 Second Quarter 10-Q).

10.21	Confirmation, dated June 22, 2016, of Base Warrants Transaction between Deutsche Bank AG, London Branch and the Registrant (incorporated by reference to Exhibit 10.7 to the 2016 Second Quarter 10-Q).
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

10.25	Confirmation, dated June 22, 2016, of Additional Warrants Transaction between Wells Fargo Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.11 to the 2016 Second Quarter 10-Q).
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

10.28+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.29+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.30+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).
10.31+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.32+

Form of 2017 Performance-based Restricted Stock Unit Agreement (FWONK) under the Liberty Media Corporation 2013 Incentive Plan (the “2013 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-35707) (the “2017 Third Quarter 10-Q”)).

10.33+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10-Q).
10.34+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10-Q).
10.35+

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2013 Incentive Plan and the 2017 Omnibus Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.5 to the 2017 Third Quarter 10-Q).

10.36+	Form of 2017 Time-vesting Restricted Stock Unit Agreement under the 2017 Omnibus Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.6 to the 2017 Third Quarter 10-Q).

10.37

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).

10.38+

Amendment, dated March 12, 2018, of certain Liberty Media Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

10.39

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-35707)).

10.40+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707) (the “2019 8-K”)).

10.41+

Form of Annual Option Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the 2019 8-K).

10.42+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the 2019 8-K).

10.43+	Form of Upfront Award Agreement between Liberty Media and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2019 8-K).
10.44+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.63 to the 2019 10-K).

10.45+

Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.57 to the 2020 10-K).

10.46+

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

10.48+

Form of Performance-Based Restricted Stock Units Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-35707)).

10.49

Exchange Agreement, dated as of July 28, 2021, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021 (File No. 001-35707)).

10.50+	Liberty Media Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 26, 2022 (File No. 001-35707)).
21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. **
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

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

LIBERTY MEDIA CORPORATION

Date: March 1, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: March 1, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	March 1, 2023
John C. Malone

/s/ Gregory B. Maffei	Director, President and Chief Executive Officer	March 1, 2023
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	March 1, 2023
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Director	March 1, 2023
Robert R. Bennett

/s/ Derek Chang	Director	March 1, 2023
Derek Chang

/s/ Brian Deevy	Director	March 1, 2023
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	March 1, 2023
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	March 1, 2023
Evan D. Malone

/s/ Larry E. Romrell	Director	March 1, 2023
Larry E. Romrell

/s/ Andrea L. Wong	Director	March 1, 2023
Andrea L. Wong