Form 10-Q
period 2023-03-31
Liberty Media Corp
filed 2023-05-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2023 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,093,816	9,802,232	218,679,664
Liberty Braves common stock	10,314,735	981,262	41,817,514
Liberty Formula One common stock	23,973,877	2,445,666	207,974,112

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2023	December 31, 2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,229	2,246
Trade and other receivables, net	701	837
Other current assets	706	768
Total current assets	3,636	3,851
Investments in affiliates, accounted for using the equity method (note 6)	993	952

Property and equipment, at cost	4,563	4,481
Accumulated depreciation	(2,146)	(2,226)
	2,417	2,255
Intangible assets not subject to amortization:
Goodwill	19,341	19,341
FCC licenses	8,600	8,600
Other	1,366	1,366
	29,307	29,307
Intangible assets subject to amortization, net	4,171	4,288
Other assets	1,809	1,811
Total assets	$42,333	42,464

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,613	1,856
Current portion of debt, including $490 million and $1,394 million measured at fair value, respectively (note 7)	706	1,679
Deferred revenue	2,153	1,773
Other current liabilities	120	102
Total current liabilities	4,592	5,410
Long-term debt, including $2,553 million and $1,937 million measured at fair value, respectively (note 7)	15,690	14,953
Deferred income tax liabilities	2,088	2,101
Other liabilities	879	874
Total liabilities	$23,249	23,338

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2023	December 31, 2022

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,093,908 shares at March 31, 2023 and 98,093,908 shares at December 31, 2022 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,314,744 shares at March 31, 2023 and 10,314,744 shares at December 31, 2022 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,973,877 shares at March 31, 2023 and 23,974,052 shares at December 31, 2022 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at March 31, 2023 and 9,802,232 at December 31, 2022 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,262 shares at March 31, 2023 and 981,262 at December 31, 2022 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,666 shares at March 31, 2023 and 2,445,666 shares at December 31, 2022 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 218,679,847 shares at March 31, 2023 and 218,618,614 shares at December 31, 2022 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 41,809,016 shares at March 31, 2023 and 41,749,434 shares at December 31, 2022 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 207,912,240 shares at March 31, 2023 and 207,445,741 shares at December 31, 2022 (note 2)	2	2
Additional paid-in capital	1,395	1,408
Accumulated other comprehensive earnings (loss), net of taxes	(42)	(39)
Retained earnings	14,604	14,589
Total stockholders' equity	15,962	15,963
Noncontrolling interests in equity of subsidiaries	3,122	3,163
Total equity	19,084	19,126
Commitments and contingencies (note 8)
Total liabilities and equity	$42,333	42,464

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,144	2,186
Formula 1 revenue	381	360
Other revenue	31	23
Total revenue	2,556	2,569
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	700	670
Programming and content	150	140
Customer service and billing	122	125
Other	52	54
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	206	195
Subscriber acquisition costs	90	90
Other operating expense	118	90
Selling, general and administrative	486	482
Impairment, restructuring and acquisition costs, net of recoveries (note 8)	32	—
Depreciation and amortization	260	260
	2,216	2,106
Operating income (loss)	340	463
Other income (expense):
Interest expense	(196)	(157)
Share of earnings (losses) of affiliates, net (note 6)	(10)	(14)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(46)	59
Other, net	14	45
	(238)	(67)
Earnings (loss) before income taxes	102	396
Income tax (expense) benefit	(50)	(100)
Net earnings (loss)	52	296
Less net earnings (loss) attributable to the noncontrolling interests	37	65
Less net earnings (loss) attributable to redeemable noncontrolling interest	—	(9)
Net earnings (loss) attributable to Liberty stockholders	$15	240

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$183	288
Liberty Braves common stock	(59)	(13)
Liberty Formula One common stock	(109)	(35)
	$15	240

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	$0.56	0.87
Series A, B and C Liberty Braves common stock	$(1.11)	(0.25)
Series A, B and C Liberty Formula One common stock	$(0.47)	(0.15)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	$0.38	0.82
Series A, B and C Liberty Braves common stock	$(1.22)	(0.25)
Series A, B and C Liberty Formula One common stock	$(0.58)	(0.15)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Net earnings (loss)	$52	296
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4	9
Credit risk on fair value debt instruments gains (losses)	(4)	5
Unrealized holding gains (losses) arising during the period	—	4
Share of other comprehensive earnings (loss) of equity affiliates	17	13
Recognition of previously unrealized (gains) losses on debt	(20)	(11)
Comprehensive earnings (loss)	49	316
Less comprehensive earnings (loss) attributable to the noncontrolling interests	37	67
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest	—	(9)
Comprehensive earnings (loss) attributable to Liberty stockholders	$12	258

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$185	304
Liberty Braves common stock	(59)	(9)
Liberty Formula One common stock	(114)	(37)
	$12	258

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$52	296
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	260	260
Stock-based compensation	56	55
Non-cash impairment and restructuring costs	8	—
Share of (earnings) loss of affiliates, net	10	14
Realized and unrealized (gains) losses on financial instruments, net	46	(59)
Deferred income tax expense (benefit)	(6)	55
Other, net	2	(33)
Changes in operating assets and liabilities
Current and other assets	65	(114)
Payables and other liabilities	168	77
Net cash provided (used) by operating activities	661	551
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(169)	(9)
Cash proceeds from dispositions	34	97
Capital expended for property and equipment, including internal-use software and website development	(281)	(111)
Other investing activities, net	1	34
Net cash provided (used) by investing activities	(415)	11
Cash flows from financing activities:
Borrowings of debt	1,479	1,755
Repayments of debt	(1,690)	(1,242)
Liberty stock repurchases	—	(239)
Subsidiary shares repurchased by subsidiary	(62)	(206)
Cash dividends paid by subsidiary	(17)	(201)
Taxes paid in lieu of shares issued for stock-based compensation	(24)	(35)
Other financing activities, net	57	4
Net cash provided (used) by financing activities	(257)	(164)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9)	396
Cash, cash equivalents and restricted cash at beginning of period	2,276	2,924
Cash, cash equivalents and restricted cash at end of period	$2,267	3,320

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2023	2022

	amounts in millions
Cash and cash equivalents	$2,229	2,246
Restricted cash included in other current assets	30	22
Restricted cash included in other assets	8	8
Total cash and cash equivalents and restricted cash at end of period	$2,267	2,276

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2023

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	1	—	2	—	—	—	—	—	2	1,408	(39)	14,589	3,163	19,126
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	15	37	52
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	51	—	—	9	60
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(24)	—	—	—	(24)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	9	—	—	(76)	(67)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(11)	—	—	11	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Other, net	—	—	—	—	—	—	—	—	—	—	(38)	—	—	(5)	(43)
Balance at March 31, 2023	$—	1	—	2	—	—	—	—	—	2	1,395	(42)	14,604	3,122	19,084

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2022

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	1	—	2	—	—	—	—	—	2	1,954	(5)	12,718	3,590	18,262
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest)	—	—	—	—	—	—	—	—	—	—	—	—	240	56	296
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	18	—	2	20
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	50	—	—	10	60
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(35)	—	—	—	(35)
Liberty stock repurchases	—	—	—	—	—	—	—	—	—	—	(239)	—	—	—	(239)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	(50)	—	—	(150)	(200)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(15)	—	—	15	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Other, net	—	—	—	—	—	—	—	—	—	—	(11)	—	33	(32)	(10)
Balance at March 31, 2022	$—	1	—	2	—	—	—	—	—	2	1,654	13	12,991	3,290	17,953

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Media Acquisition Corporation (“LMAC”), all of which are, or were (in the case of LMAC) separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others, other than Liberty’s equity interest in LMAC prior to its liquidation and dissolution in December 2022. These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and LMAC (prior to termination) with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo and Liberty Broadband reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and LMAC (prior to termination) reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and LMAC (prior to termination) at Liberty’s corporate headquarters. Under these various agreements, approximately $4 million and $6 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 2023 and 2022, respectively.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of March 31, 2023, the Liberty SiriusXM Group is comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains intergroup interests in the Formula One Group and the Braves Group as of March 31, 2023. As of March 31, 2023, the Liberty SiriusXM Group has cash and cash equivalents of approximately $430 million, which includes $53 million of subsidiary cash. During the three months ended March 31, 2023, Sirius XM Holdings declared a quarterly dividend and paid in cash an aggregate amount of $94 million, of which Liberty received $77 million. On April 19, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock payable on May 24, 2023 to stockholders of record as of the close of business on May 5, 2023.

The Liberty Braves common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of March 31, 2023, the Braves Group is comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash. The Formula One Group and the Liberty SiriusXM Group retain intergroup interests in the Braves Group as of March 31, 2023. As of March 31, 2023, the Braves Group has cash and cash equivalents of approximately $215 million, which includes $149 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of March 31, 2023, the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, cash, an intergroup interest in the Braves Group and Liberty’s 2.25% Convertible Senior Notes due 2027. The Liberty SiriusXM Group retains an intergroup interest in the Formula One Group. As of March 31, 2023, the Formula One Group has cash and cash equivalents of approximately $1,584 million, which includes $1,043 million of subsidiary cash.

During March 2023, the Formula One Group paid approximately $202 million to the Liberty SiriusXM Group to settle a portion of the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in note 7. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903, representing an 11.0% intergroup interest at March 31, 2023. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 1,811,066, representing a 2.9% intergroup interest at March 31, 2023. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group is 1,051,238, representing a 0.4% intergroup interest at March 31, 2023. The intergroup interests represent quasi-equity interests which are not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group have attributed interests in the Braves Group, which are generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also has an attributed interest in the Formula One Group, which is generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests may be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through the transfer of newly issued shares of Liberty Braves common stock and Liberty Formula One common stock, respectively, cash and/or other assets to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups are eliminated in consolidation. The intergroup interests will remain outstanding until the settlement of the outstanding interests, at the discretion of the Board of Directors, through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group.

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

The Split-Off and the Reclassification will be subject to various conditions. Both transactions will be conditioned on, among other things, certain requisite approvals of the holders of the Company’s common stock and the receipt of opinions of tax counsel. In addition, the Split-Off will be conditioned on the requisite approval of Major League Baseball. In addition, the Reclassification is dependent and conditioned on the approval and completion of the Split-Off, and will not be implemented unless the Split-Off is completed; however, the Split-Off is not dependent upon the approval of the Reclassification and may be implemented even if the Reclassification is not approved. Each of the Split-Off and the Reclassification is intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. Subject to the satisfaction of the conditions, the Company expects to complete the Split-Off and the Reclassification in the second quarter of 2023.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$7	8
Customer service and billing	1	1
Other	1	1
Other operating expense	11	8
Selling, general and administrative	36	37
	$56	55

Liberty—Grants of Awards

Options granted during the three months ended March 31, 2023 are summarized as follows:

	Three Months Ended
	March 31, 2023
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty CEO (1)	370	$10.34
Series C Liberty Formula One common stock, Formula 1 employee (2)	71	$30.70
(1)	Grant cliff vests on December 29, 2023. Grant was made in connection with the CEO’s employment agreement.
(2)	Grant vests in equal quarterly installments over 2023.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the three months ended March 31, 2023.

Also during the three months ended March 31, 2023, the Company granted 31 thousand and 81 thousand performance-based RSUs of Series C common stock of Liberty Braves and Liberty Formula One, respectively, to our CEO.  The RSUs had a GDFV of $34.44 per share and $75.12 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Liberty calculates the GDFV for all of its equity classified options and the subsequent remeasurement of its liability classified options using the Black-Scholes Model. Liberty estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Liberty common stock and the implied volatility of publicly traded Liberty options. Liberty uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of options to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	6,862	$39.83
Granted	370	$31.19
Exercised	(213)	$32.61
Forfeited/Cancelled	(980)	$31.33
Outstanding at March 31, 2023	6,039	$40.94	3.4	years	$—
Exercisable at March 31, 2023	3,722	$39.97	2.6	years	$—

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	3,108	$26.17
Granted	—	$—
Exercised	(146)	$18.32
Forfeited/Cancelled	(4)	$22.75
Outstanding at March 31, 2023	2,958	$26.57	4.3	years	$21
Exercisable at March 31, 2023	1,357	$25.68	4.1	years	$11

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	7,086	$36.18
Granted	71	$75.12
Exercised	(669)	$29.06
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2023	6,488	$37.34	3.7	years	$243
Exercisable at March 31, 2023	5,002	$35.08	3.5	years	$199

As of March 31, 2023, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $35 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.2 years.

As of March 31, 2023, Liberty reserved 6.0 million, 3.0 million and 6.5 million shares of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock options.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the three months ended March 31, 2023. As of March 31, 2023, Sirius XM Holdings has approximately 141 million options outstanding of which approximately 95 million are exercisable, each with a WAEP per share of $5.52 and $5.36, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of March 31, 2023 is $10 million and $10 million, respectively. During the three months ended March 31, 2023, Sirius XM Holdings granted approximately 8 million nonvested RSUs with a GDFV per share of $4.76. Stock-based compensation expense related to Sirius XM Holdings was $45 million for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $436 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

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

Excluded from diluted EPS for the three months ended March 31, 2023 are approximately 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 9 million potentially dilutive shares of Series A and Series C Liberty Braves common stock and 8 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 7) and shares of Series A Liberty Braves common stock and Series A Liberty Formula One common stock underlying the intergroup interests, because their inclusion would be antidilutive. The warrant transactions (as described in note 7) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement are attributed to the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2023	2022

	numbers of shares in millions
Basic WASO	327	332
Potentially dilutive shares (a)	19	20
Diluted WASO (b)	346	352
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048 and 2.75% Exchangeable Senior Debentures due 2049, which may be settled in shares of Series C Liberty SiriusXM common stock and 3.75% Convertible Senior Notes due 2028, which may be settled in shares of Series A Liberty SiriusXM common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. As disclosed in note 7, the settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty SiriusXM common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	Three months ended March 31,
	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$183	288
Adjustments	(52)	1
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$131	289

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2023	2022

	numbers of shares in millions
Basic WASO	53	53
Potentially dilutive shares (a)	1	—
Diluted WASO (b)	54	53
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group is 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group is 1,811,066 as of March 31, 2023.

The intergroup interests are quasi-equity interests, which are not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group have attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests are marked to fair value. As the notional shares underlying the intergroup interests are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty has assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underlie the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock are used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interests have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interests are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interests are dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period. Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty Braves common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31,
	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(59)	(13)
Adjustments	(7)	—
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(66)	(13)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended March 31,
	2023	2022

	numbers of shares in millions
Basic WASO	234	232
Potentially dilutive shares (a)	3	4
Diluted WASO (b)	237	236
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Liberty Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group is 1,051,238 shares as of March 31, 2023. The intergroup interest is a quasi-equity interest which is not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group has an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest are marked to fair value. As the notional shares underlying the intergroup interest are not represented by outstanding shares of common stock, such shares have not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty has assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock is used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest have no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest are included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest is dilutive, an adjustment is also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

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

	Three months ended March 31,
	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$(109)	(35)
Adjustments	(29)	—
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$(138)	(35)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2023			December 31, 2022
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$1,794	1,794	—	2,026	2,026	—
Debt and equity securities	$172	172	—	80	80	—
Financial instrument assets	$184	91	93	393	86	307
Debt	$3,043	—	3,043	3,331	—	3,331

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheets. As of March 31, 2023, $25 million and $159 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2022, $219 million and $174 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Debt and equity securities	$6	(5)
Debt measured at fair value (a)	55	69
Change in fair value of bond hedges (b)	(110)	(68)
Other	3	63
	$(46)	59
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk were losses of $7 million and $11 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company recognized $25 million of previously unrecognized gains related to the retirement of the 1% Convertible Notes (defined below), a portion of the 2.125% Exchangeable Senior Debentures due 2048 and a portion of the Convertible Notes, which was recognized through other, net in the condensed consolidated statements of operations. The cumulative change since issuance was a gain of $32 million as of March 31, 2023, net of the recognition of previously unrecognized gains and losses.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked to market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 7 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2023 and the carrying amount at December 31, 2022:

	March 31, 2023			December 31, 2022
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	30%	$4,875	$157	158
Sirius XM Canada	70%	$ NA	601	597
Other		NA	104	68
Total Liberty SiriusXM Group			862	823

Braves Group
Other	various	NA	94	95
Total Braves Group			94	95

Formula One Group
Other	various	NA	37	34
Total Formula One Group			37	34
Consolidated Liberty			$993	952
(a)	See note 7 for details regarding the number and fair value of shares pledged as collateral as of March 31, 2023 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Liberty SiriusXM Group
Live Nation	$(6)	(21)
Sirius XM Canada	4	3
Other	(5)	—
Total Liberty SiriusXM Group	(7)	(18)

Braves Group
Other	(1)	4
Total Braves Group	(1)	4

Formula One Group
Other	(2)	—
Total Formula One Group	(2)	—
Consolidated Liberty	$(10)	(14)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Canada

As of March 31, 2023, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

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

In May 2017, Sirius XM Holdings extended a loan to Sirius XM Canada in the principal amount of $131 million.  Prior to the March 2022 amendment, cumulative note repayments by Sirius XM Canada were $10 million. In connection with the execution of the amended and restated services and distribution agreement, Sirius XM Holdings forgave $113 million in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 million on such loan as of March 31, 2023. The principal amount that was forgiven by Sirius XM Holdings was considered satisfied as contributed capital to Sirius XM Canada.

Sirius XM Holdings recorded approximately $26 million and $27 million in revenue during the three months ended March 31, 2023 and 2022, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during each of the three months ended March 31, 2023 and 2022.

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $12 million and $13 million for the three months ended March 31, 2023 and 2022, respectively. Sirius XM Holdings also had related party liabilities of $17 million and $19 million as of March 31, 2023 and December 31, 2022, respectively, related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2023	2023	2022

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$199	215	968
3.75% Convertible Senior Notes due 2028 (1)	575	585	—
2.125% Exchangeable Senior Debentures due 2048 (1)	275	275	382
2.75% Exchangeable Senior Debentures due 2049 (1)	586	544	559
0.5% Exchangeable Senior Debentures due 2050 (1)	920	908	920
Sirius XM Holdings Margin Loan	875	875	875
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
Sirius XM 3.125% Senior Notes due 2026	1,000	992	992
Sirius XM 5.0% Senior Notes due 2027	1,500	1,493	1,492
Sirius XM 4.0% Senior Notes due 2028	2,000	1,983	1,982
Sirius XM 5.50% Senior Notes due 2029	1,250	1,240	1,240
Sirius XM 4.125% Senior Notes due 2030	1,500	1,487	1,487
Sirius XM 3.875% Senior Notes due 2031	1,500	1,485	1,485
Pandora 1.75% Convertible Senior Notes due 2023	118	118	193
Sirius XM Senior Secured Revolving Credit Facility	210	210	80
Sirius XM Incremental Term Loan	500	500	500
Deferred financing costs		(10)	(12)
Total Liberty SiriusXM Group	13,008	12,900	13,143
Braves Group
Subsidiary notes and loans:
Notes and loans	542	542	546
Deferred financing costs		(4)	(4)
Total Braves Group	542	538	542
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	—	—	44
2.25% Convertible Senior Notes due 2027 (1)	475	516	458
Other	63	63	63
Subsidiary notes and loans:
Senior Loan Facility	2,420	2,386	2,389
Deferred financing costs		(7)	(7)
Total Formula One Group	2,958	2,958	2,947
Total debt	$16,508	16,396	16,632
Debt classified as current		(706)	(1,679)
Total long-term debt		$15,690	14,953

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of the Convertible Notes.  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Accordingly, the Convertible Notes are classified as a current liability in the condensed consolidated balance sheets. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the three months ended March 31, 2023, Liberty paid approximately $662 million to repurchase approximately $591 million aggregate principal amount of the Convertible Notes.

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of March 31, 2023.

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

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. During the three months ended March 31, 2023, Liberty received approximately $83 million for the settlement of the portion of the bond hedge related to the repurchase of Convertible Notes described above. As of March 31, 2023, the Bond Hedge Transaction covered, in the aggregate, 1,051,238 shares of Series A Liberty Formula One common stock, 4,273,491 shares of Series A Liberty SiriusXM common stock and 457,078 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. The bond hedge expires on October 15, 2023 and is included in Other current assets as of March 31, 2023 and December 31, 2022 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of the Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. During the three months ended March 31, 2023, Liberty paid approximately $44 million for the settlement of the portion of the obligation under the warrants related to the repurchase of Convertible Notes described above. As of March 31, 2023, the warrants covered, in the aggregate, 1,051,238 shares of Series A Liberty Formula One common stock, 4,273,491 shares of Series A Liberty SiriusXM common stock and 457,078 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of March 31, 2023. As of March 31, 2023, the basket price of the securities underlying the warrants was $49.18 per share, which is the same as the basket price of the securities underlying

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the Bond Hedge Transaction. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants are attributed to the Liberty SiriusXM Group.

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which were convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and matured on January 30, 2023 (the ‘‘1% Convertible Notes’’). The initial conversion rate for the notes was approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes was settled solely in cash, and not through the delivery of any securities. In January 2023, Liberty paid approximately $47 million to settle the remaining 1% Convertible Notes.

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

3.75% Convertible Senior Notes due 2028

On March 10, 2023 Liberty issued $575 million convertible notes at an interest rate of 3.75% per annum, which, at Liberty’s election, are convertible into cash, shares of Series A Liberty SiriusXM common stock or a combination of cash and shares of Series A Liberty SiriusXM common stock and mature on March 15, 2028. The initial conversion rate for the notes is approximately 25.9000 shares of Series A Liberty SiriusXM common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $38.61 per share of Series A Liberty SiriusXM common stock. The notes are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in February 2023, Liberty could deliver solely cash to satisfy its exchange obligations. The number of shares of Sirius XM Holdings common stock attributable to a debenture represented an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock were attributable to the debentures. Interest was payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures could be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also had the right to require Liberty to purchase their debentures on April 7, 2023. Accordingly, the 2.125% Exchangeable Senior Debentures due 2048 are classified as a current liability

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

in the condensed consolidated balance sheets. During the three months ended March 31, 2023, Liberty paid approximately $112 million to repurchase approximately $112 million aggregate principal amount of the debentures. In April 2023, Liberty paid approximately $275 million to settle the remaining debentures. The debentures were attributed to the Liberty SiriusXM Group. Liberty elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

Margin Loans

Sirius XM Holdings Margin Loan

In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of an $875 million term loan and an $875 million revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Sirius XM Holdings Margin Loan, increasing the revolving line of credit to $1,075 million, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings outstanding under the Sirius XM Holdings Margin Loan

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

bore interest at a rate of 7.25% per annum at March 31, 2023. As of March 31, 2023, availability under the Sirius XM Holdings Margin Loan was $1,075 million. As of March 31, 2023, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $3,970 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 9, 2020, the Live Nation Margin Loan agreement was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. On May 9, 2022, the margin loan was amended, replacing the delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term SOFR plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. Interest on the margin loan is payable on the last business day of each calendar quarter. As of March 31, 2023, availability under the Live Nation Margin Loan was $400 million. As of March 31, 2023, 9.0 million shares of the Company’s Live Nation common stock with a value of $628 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty SiriusXM Group.

Pandora 1.75% Convertible Senior Notes due 2023

Sirius XM Holdings acquired $193 million aggregate principal amount of the 1.75% Convertible Senior Notes due 2023 (the “Pandora Notes due 2023”) as part of the acquisition of Pandora Media, Inc. in 2019. During the three months ended March 31, 2023, certain investors exercised their right to require a Special Repurchase, as defined in the indenture governing such notes, and Pandora repurchased $75 million principal amount of the Pandora Notes due 2023 with cash for an aggregate purchase price equal to 100% of the principal amount of the notes repurchased plus accrued and unpaid interest to the date of repurchase. The Pandora Notes due 2023 were not convertible into common stock and were not redeemable as of March 31, 2023.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on either the SOFR or LIBOR plus an applicable rate. Pursuant to an amendment to the Credit Facility entered into during March 2023, interest on borrowings on or after July 1, 2023 will no longer be based on LIBOR. Borrowings outstanding under the Credit Facility bore interest at a rate of 7.09% per annum as of March 31, 2023. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of March 31, 2023 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,540 million as of March 31, 2023.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million which matures on April 11, 2024. Interest on the incremental term loan borrowing is based on SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 5.85% per annum as of March 31, 2023.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the Stadium and Mixed-Use Development, is summarized as follows:

	Carrying value		As of March 31, 2023
	March 31,	December 31,	Borrowing	Weighted avg	Maturity
	2023	2022	Capacity	interest rate	Date

	dollar amounts in millions
Operating credit facilities	$—	—	275	NA	various
Ballpark funding
Senior secured note	169	172	NA	3.77%	September 2041
Stadium credit facility	43	44	44	6.18%	July 2026
Spring training credit facility	30	30	NA	3.65%	December 2030
Mixed-use credit facilities and loans	300	300	428	5.12%	various
Total Braves Holdings	$542	546

Formula 1 Loans

On November 23, 2022, Formula 1 refinanced its previous $2.9 billion first lien Term Loan B and $500 million revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility (collectively, the “Senior Loan Facility”). The Term Loan A and revolving credit facility mature on January 15, 2028 and the Term Loan B matures on January 15, 2030.  As of March 31, 2023, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B is 3.25% with the potential to step down to 3.00% if a certain leverage test is met. This leverage test was met as of March 31, 2023. The margin for the new Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and is fixed at 1.75% for the first year. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The interest rate on the Senior Loan Facility was approximately 7.62% as of March 31, 2023. The Senior Loan Facility remains non-recourse to Liberty. The Senior Loan Facility is secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage its interest rate risk, as of March 31, 2023, Formula 1 has interest rate swaps on $2.1 billion of the $2.4 billion Senior Loan Facility which expire during the first quarter of 2024 and has entered into $1.1 billion of forward starting swaps with a termination date in December 2029 and an optional early termination date in December 2027.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio, fixed charge coverage ratio and debt yield ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings were in compliance with their debt covenants as of March 31, 2023.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2023
Sirius XM 3.125% Senior Notes due 2026	$884
Sirius XM 5.0% Senior Notes due 2027	$1,365
Sirius XM 4.0% Senior Notes due 2028	$1,683
Sirius XM 5.50% Senior Notes due 2029	$1,105
Sirius XM 4.125% Senior Notes due 2030	$1,192
Sirius XM 3.875% Senior Notes due 2031	$1,133
Pandora 1.75% Convertible Senior Notes due 2023	$117

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at March 31, 2023.

(8)   Commitments and Contingencies

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

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain Atlanta Braves players (current and former) and other employees. Amounts due under such contracts as of March 31, 2023 aggregated $1,007 million, which is payable as follows: $220 million in 2023, $149 million in 2024, $142 million in 2025, $135 million in 2026 and $361 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

Sirius XM Holdings Restructuring

During the three months ended March 31, 2023, Sirius XM Holdings initiated measures to pursue greater efficiency and to realign its business and focus on strategic priorities.  As part of these measures, Sirius XM Holdings reduced the size of its workforce by approximately 475 roles, or 8%.  Sirius XM Holdings recorded a charge of $23 million, primarily related to severance and other employee costs.  In addition, Sirius XM Holdings vacated one of its leased locations.  Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use asset related to this

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

location and determined that the carrying value of the asset was not recoverable.  As a result, Sirius XM Holdings recorded an impairment of $5 million to reduce its carrying value to its estimated fair value. Additionally, Sirius XM Holdings accrued expenses of $2 million for which it will not recognize any future economic benefits, and wrote off fixed assets of less than $1 million in connection with furniture and equipment located at the impaired office space.  These changes were recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statements of operations during the three months ended March 31, 2023.

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

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint. In accordance with the directive of the Ninth Circuit, the parties have agreed to a schedule for a Motion for Summary Judgment. In November 2022, Pandora filed a Motion for Summary Judgment and briefing on this Motion is complete.

(9)   Information About Liberty's Operating Segments

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

For the three months ended March 31, 2023, the Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. Pandora and Off-platform operates a music and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,691	1,713
Advertising	375	383
Equipment	46	53
Other	32	37
Total Liberty SiriusXM Group	2,144	2,186
Braves Group
Corporate and other:
Baseball	18	11
Mixed-Use Development	13	12
Total Braves Group	31	23
Formula One Group
Formula 1:
Primary	314	287
Other	67	73
Total Formula One Group	381	360
Consolidated Liberty	$2,556	2,569

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended March 31, 2023 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the three months ended March 31,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2023 were approximately $466 million and $860 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,204 million for the remainder of 2023, $2,256 million in 2024, $2,010 million in 2025, $5,250 million in 2026 through 2031, and $1,133 million thereafter, primarily recognized through 2035. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$625	690
Corporate and other	(11)	(5)
Total Liberty SiriusXM Group	614	685
Braves Group
Corporate and other	(31)	(19)
Total Braves Group	(31)	(19)
Formula One Group
Formula 1	117	122
Corporate and other	(12)	(10)
Total Formula One Group	105	112
Consolidated Liberty	$688	778

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2023
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,501	696	205
Corporate and other	702	166	—
Total Liberty SiriusXM Group	30,203	862	205
Braves Group
Corporate and other	1,518	94	14
Total Braves Group	1,518	94	14
Formula One Group
Formula 1	9,210	—	9
Corporate and other	1,768	37	53
Total Formula One Group	10,978	37	62
Elimination (1)	(366)	—	—
Consolidated Liberty	$42,333	993	281
(1)	This amount is primarily comprised of the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group. See note 2 for information regarding the intergroup interests. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Adjusted OIBDA	$688	778
Impairment, restructuring and acquisition costs, net of recoveries (note 8)	(32)	—
Stock-based compensation	(56)	(55)
Depreciation and amortization	(260)	(260)
Operating income (loss)	340	463
Interest expense	(196)	(157)
Share of earnings (losses) of affiliates, net	(10)	(14)
Realized and unrealized gains (losses) on financial instruments, net	(46)	59
Other, net	14	45
Earnings (loss) before income taxes	$102	396

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by Sirius XM Holdings Inc. (“Sirius XM Holdings”); fluctuations in interest rates and stock prices; the direct and indirect impacts of the coronavirus pandemic (“COVID-19”); the proposed Split-Off and Reclassification, each as defined below; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	The continuing global and regional economic impact of the COVID-19 pandemic and other public health-related risks and events on our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the impact of supply chain issues on Sirius XM Holdings and the auto industry that it relies on;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty SiriusXM Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group (as defined below);

●	the ability of Formula 1 to expand into new markets;
●	the relationship between the United Kingdom (“U.K.”) and the European Union (“E.U.”) following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the impact of organized labor on the Braves Group;
●	the impact of an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings (as defined below) receives;
●	the impact of the Mixed-Use Development (as defined below) on the Braves Group (as defined below) and its ability to manage the project;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	geopolitical incidents, accidents, terrorist acts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance.
●	our ability to recognize anticipated benefits from the proposed Split-Off and the Reclassification;
●	the possibility that we may be unable to obtain stockholder approvals required for the Split-Off and/or the Reclassification;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Split-Off and the Reclassification; and
●	the possibility that the Split-Off and the Reclassification may have unexpected costs.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings"), an investment in Live Nation and corporate expenses. “Corporate and Other” also includes investments and related financial instruments in public companies, which are accounted for at their respective fair market values.

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

The term "Liberty SiriusXM Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2023, the Liberty SiriusXM Group is primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s Convertible Senior Notes due 2028, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retains an approximate 2.9% intergroup interest in the Braves Group and an approximate 0.4% intergroup interest in the Formula One Group as of March 31, 2023. As of March 31, 2023, the Liberty SiriusXM Group has cash and cash equivalents of approximately $430 million, which includes approximately $53 million of subsidiary cash.

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

The term "Braves Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2023, the Braves Group is primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash. Additionally, the Liberty

SiriusXM Group and the Formula One Group retain approximate 2.9% and 11.0% intergroup interests, respectively, in the Braves Group as of March 31, 2023. As of March 31, 2023, the Braves Group has cash and cash equivalents of approximately $215 million.

The term "Formula One Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that have been attributed to that group. As of March 31, 2023, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interest in Formula 1, an approximate 11.0% intergroup interest in the Braves Group and Liberty’s 2.25% Convertible Senior Notes due 2027. The Liberty SiriusXM Group retains an approximate 0.4% intergroup interest in the Formula One Group as of March 31, 2023. The Formula One Group has cash and cash equivalents of approximately $1,584 million as of March 31, 2023, which includes $1,043 million of subsidiary cash.

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

The Split-Off and the Reclassification will be subject to various conditions. Both transactions will be conditioned on, among other things, certain requisite approvals of the holders of the Company’s common stock and the receipt of opinions of tax counsel. In addition, the Split-Off will be conditioned on the requisite approval of MLB. Further, the Reclassification is dependent and conditioned on the approval and completion of the Split-Off, and will not be implemented unless the Split-Off is completed; however, the Split-Off is not dependent upon the approval of the Reclassification and may be implemented even if the Reclassification is not approved. Each of the Split-Off and the Reclassification is intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. Subject to the satisfaction of the conditions, the Company expects to complete the Split-Off and the Reclassification in the second quarter of 2023.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,144	2,186
Total Liberty SiriusXM Group	2,144	2,186
Braves Group
Corporate and other	31	23
Total Braves Group	31	23
Formula One Group
Formula 1	381	360
Total Formula One Group	381	360
Consolidated Liberty	$2,556	2,569

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$387	493
Corporate and other	(14)	(9)
Total Liberty SiriusXM Group	373	484
Braves Group
Corporate and other	(49)	(40)
Total Braves Group	(49)	(40)
Formula One Group
Formula 1	35	34
Corporate and other	(19)	(15)
Total Formula One Group	16	19
Consolidated Liberty	$340	463

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$625	690
Corporate and other	(11)	(5)
Total Liberty SiriusXM Group	614	685
Braves Group
Corporate and other	(31)	(19)
Total Braves Group	(31)	(19)
Formula One Group
Formula 1	117	122
Corporate and other	(12)	(10)
Total Formula One Group	105	112
Consolidated Liberty	$688	778

Revenue.  Our consolidated revenue decreased $13 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by a decrease in revenue for Sirius XM Holdings, partially offset by increases in revenue for Formula 1 and Braves Holdings.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income decreased $123 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily driven by $106 million and $6 million decreases in Sirius XM Holdings and Braves Holdings operating results, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $56 million and $55 million of stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $35 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.2 years. Additionally, as of March 31, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $436 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP (as defined below) financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Operating income (loss)	$340	463
Depreciation and amortization	260	260
Stock-based compensation	56	55
Impairment, restructuring and acquisition costs, net of recoveries	32	—
Adjusted OIBDA	$688	778

Consolidated Adjusted OIBDA decreased $90 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to decreases of $65 million, $9 million and $5 million in Sirius XM Holdings, Braves Holdings and Formula 1 Adjusted OIBDA, respectively. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(136)	(122)
Braves Group	(9)	(6)
Formula One Group	(51)	(29)
Consolidated Liberty	$(196)	(157)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$(7)	(18)
Braves Group	(1)	4
Formula One Group	(2)	—
Consolidated Liberty	$(10)	(14)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$2	61
Braves Group	(1)	5
Formula One Group	(47)	(7)
Consolidated Liberty	$(46)	59

Other, net
Liberty SiriusXM Group	$3	20
Braves Group	1	20
Formula One Group	10	5
Consolidated Liberty	$14	45

	$(238)	(67)

Interest expense. Consolidated interest expense increased $39 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. Interest expense for the Liberty SiriusXM Group increased during the three months ended March 31, 2023 primarily due to an increase in interest rates on the margin loan secured by shares of Sirius XM Holdings common stock and interest expense for the Formula One Group increased during the three months ended March 31, 2023 primarily due to an increase in interest rates on Formula 1’s Senior Loan Facility.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Liberty SiriusXM Group
Live Nation	$(6)	(21)
Sirius XM Canada	4	3
Other	(5)	—
Total Liberty SiriusXM Group	(7)	(18)

Braves Group
Other	(1)	4
Total Braves Group	(1)	4

Formula One Group
Other	(2)	—
Total Formula One Group	(2)	—
Consolidated Liberty	$(10)	(14)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Debt and equity securities	$6	(5)
Debt measured at fair value	55	69
Change in fair value of bond hedges	(110)	(68)
Other	3	63
	$(46)	59

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

Other, net.  Other, net income decreased $31 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by gains on the sale of three minor league teams at Braves Holdings recognized during the three months ended March 31, 2022, tax related expense pursuant to a tax sharing agreement with Qurate Retail, Inc. and losses on dilution of our investment in Live Nation recognized during the three months ended March 31, 2023, partially offset by an increase in interest and dividend income.

Income taxes.  During the three months ended March 31, 2023, we had earnings before income taxes of $102 million and income tax expense of $50 million. During the three months ended March 31, 2022, we had earnings before income taxes of $396 million and income tax expense of $100 million. For the three months ended March 31, 2023, the Company recognized additional tax expense primarily due to certain losses that are not deductible for tax purposes and the effect of state income taxes, partially offset by tax credits and incentives generated by our alternative energy investments. For the three months ended March 31, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes.

Net earnings.  We had net earnings of $52 million and $296 million for the three months ended March 31, 2023 and 2022, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2023, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of March 31, 2023, Liberty had $172 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of March 31, 2023 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$53
Corporate and other	377
Total Liberty SiriusXM Group	$430
Braves Group
Corporate and other	$215
Total Braves Group	$215
Formula One Group
Formula 1	$1,043
Corporate and other	541
Total Formula One Group	$1,584

Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash, except through dividends. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of March 31, 2023, Formula 1 has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of March 31, 2023, Liberty had $1,075 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 7 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of March 31, 2023.

See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for disclosures related to the anticipated effects of the transition away from London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest on Braves Holdings’ borrowings under certain of its mixed-use credit facilities.

	Three months ended
	March 31,
	2023	2022

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$319	335
Braves Group cash provided (used) by operating activities	85	81
Formula One Group cash provided (used) by operating activities	257	135
Net cash provided (used) by operating activities	$661	551
Liberty SiriusXM Group cash provided (used) by investing activities	$(242)	(90)
Braves Group cash provided (used) by investing activities	(14)	38
Formula One Group cash provided (used) by investing activities	(159)	63
Net cash provided (used) by investing activities	$(415)	11
Liberty SiriusXM Group cash provided (used) by financing activities	$(9)	(133)
Braves Group cash provided (used) by financing activities	1	(26)
Formula One Group cash provided (used) by financing activities	(249)	(5)
Net cash provided (used) by financing activities	$(257)	(164)

Liberty’s primary uses of cash during the three months ended March 31, 2023 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $256 million of net debt repayments and $125 million of investments in equity securities, which were primarily funded by cash on hand and the quarterly cash dividend from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash were additions to property and equipment, dividends paid to stockholders, debt repayments and repurchase and retirement of outstanding Sirius XM Holdings common stock. Sirius XM Holdings’ uses of cash were funded by borrowings of debt and cash provided by operating activities. During the three months ended March 31, 2023, Sirius XM Holdings declared a quarterly dividend and paid in cash an aggregate amount of $94 million, of which Liberty received $77 million. On April 19, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock payable on May 24, 2023 to stockholders of record as of the close of business on May 5, 2023.

During the three months ended March 31, 2023, Formula 1 generated cash from operations and did not have any material uses of cash.

Braves Holdings’ primary uses of cash were debt service and capital expenditures, funded primarily by cash on hand and cash from operations.

The projected uses of Liberty's cash (excluding Sirius XM Holdings’, Formula 1’s and Braves Holdings’ uses of cash) are primarily capital expenditures, the investment in existing or new businesses, debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty expects to receive quarterly cash dividends from Sirius XM Holdings, which are non-taxable because Liberty and Sirius XM Holdings are members of the same consolidated federal income tax group. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

Braves Holdings’ uses of cash are expected to be expenditures related to the Mixed-Use Development and debt service payments. Liberty expects Braves Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and through borrowings under construction loans.

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

The primary source of revenue for the Sirius XM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of March 31, 2023, the Sirius XM business had approximately 34.0 million subscribers.

In addition to its audio entertainment businesses, Sirius XM provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers.  Sirius XM also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service and real-time weather services in boats and airplanes. The Sirius XM business also holds a 70% equity interest and 33% voting interest in Sirius XM Canada.

The Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of March 31, 2023, Pandora had approximately 6.2 million subscribers.

The majority of revenue from Pandora is generated from advertising on its ad-supported radio service which is sold under the SXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Pandora also sells advertising on other audio platforms and in widely distributed podcasts, which are considered to be off-platform services. Pandora has an arrangement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Pandora also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

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

As of March 31, 2023, there is an approximate 17% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Sirius XM:
Subscriber revenue	$1,563	1,582
Advertising revenue	41	47
Equipment revenue	46	53
Other revenue	32	37
Total Sirius XM revenue	1,682	1,719
Pandora and Off-platform:
Subscriber revenue	128	131
Advertising revenue	334	336
Total Pandora and Off-platform revenue	462	467
Total revenue	2,144	2,186
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(663)	(649)
Pandora and Off-platform cost of services	(352)	(330)
Subscriber acquisition costs	(90)	(90)
Selling, general and administrative expenses	(346)	(368)
Other operating expenses	(68)	(59)
Adjusted OIBDA	625	690
Impairment, restructuring and acquisition costs, net of recoveries	(32)	—
Stock-based compensation	(45)	(45)
Depreciation and amortization	(161)	(152)
Operating income	$387	493

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue decreased approximately 1% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily driven by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions and from lower revenue generated from connected vehicle services, partially offset by an increase in self-pay revenue.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue decreased approximately 13% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to a decrease in the number of spots sold and aired, primarily on news, talk and entertainment channels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue decreased approximately 13% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by lower chipset production as well as lower royalty rates.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 14% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by lower revenue generated by Sirius XM’s connected vehicle services and lower royalty revenue generated by Sirius XM Canada.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus, Pandora Premium and Stitcher subscriptions. Pandora and off-platform subscriber revenue decreased 2% during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily driven by a decrease in the Pandora Plus subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue decreased 1% during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to a lower streaming sell-through, partially offset by higher podcasting and programmatic revenue.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 2% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by higher web streaming royalty rates as well as the expiration of certain licenses covering pre-1972 sound recordings.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 5% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by content licensing costs and live performance production costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs were flat for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by lower call center costs, offset by higher transaction costs and bad debt expense.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of services were flat during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by lower data center and component costs, offset by higher contractor and shipping costs.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services increased 7% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 8% during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to costs related to an increase in certain web streaming royalty rates, primarily related to advertising revenue.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 50% during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to higher podcast license fees as well as higher personnel-related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs decreased 14% during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily driven by lower transaction fees and bad debt expense.

●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 20% during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, driven by lower personnel-related costs as well as lower streaming costs resulting from a decline in listener hours.

Subscriber acquisition costs are costs only associated with Sirius XM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three months ended March 31, 2023, higher chipset installations, which grew 7% compared to the corresponding period in the prior year, were offset by lower hardware subsidy rates.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2023, selling, general and administrative expense decreased 6%, as compared to the corresponding period in the prior year, primarily due a decrease in advertising and marketing to support Sirius XM Holdings’ brands and streaming marketing expenditures, partially offset by higher litigation, personnel-related and software costs.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2023 other operating expenses increased approximately 15%, as compared to the corresponding period in the prior year, driven by higher personnel-related and cloud hosting costs.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges, net of insurance recoveries, restructuring expenses associated with the abandonment of certain leased office spaces, employee severance charges associated with organizational changes and acquisition costs. During the three months ended March 31, 2023, Sirius XM Holdings recorded $23 million associated with severance and other employee costs and $9 million primarily related to a vacated office space.

Stock-based compensation was flat during the three months ended March 31, 2023, as compared to the corresponding period in the prior year.

Depreciation and amortization expense increased 6% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily driven by an increase in capitalized software and hardware.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2022 World Championship calendar was originally scheduled to have 23 Events. However, following the cancellation of the Russian Grand Prix, and confirmation that it would not be replaced in May 2022, only 22 Events took place. There are currently 23 Events scheduled in 2023.

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Primary Formula 1 revenue	$314	287
Other Formula 1 revenue	67	73
Total Formula 1 revenue	381	360
Operating expenses (excluding stock-based compensation):
Cost of Formula 1 revenue	(206)	(195)
Selling, general and administrative expenses	(58)	(43)
Adjusted OIBDA	117	122
Depreciation and amortization	(82)	(88)
Operating income (loss)	$35	34

Number of Events	2	2

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

Primary Formula 1 revenue increased $27 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year. Media rights revenue increased due to continued growth in F1 TV subscription revenue as well as increased revenue pursuant to certain new and renewed broadcasting agreements. Race promotion revenue increased due to annual contractual increases in fees. Sponsorship revenue increased during the three months ended March 31, 2023, as compared to the corresponding period in the prior year due to revenue from new sponsors and additional revenue from existing sponsors.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from Events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue decreased $6 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The decrease was primarily due to lower freight income during the three months ended March 31, 2023, driven by lower air costs, and to higher revenue during the three months ended March 31, 2022 related to Formula 2 / Formula 3 car chassis sales. The impact of these factors was partially offset by increased hospitality revenue from higher Paddock Club attendance at the same two races during the three months ended March 31, 2023.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Team payments	$(112)	(100)
Other costs of Formula 1 revenue	(94)	(95)
Cost of Formula 1 revenue	$(206)	(195)

Cost of Formula 1 revenue increased $11 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increases in team payments during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, were attributable to the pro rata recognition of expected increased team payments.

Other costs of Formula 1 revenue include costs incurred in the provision and sale of freight, travel and logistical costs, hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs also include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and costs related to Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and relate directly to total Formula 1 revenue opportunities. Other costs were relatively flat during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, as the same two Events took place in both periods and significantly lower air freight costs were offset by increased Paddock Club costs associated with higher hospitality attendance as well as higher commissions and partner servicing costs associated with increased Primary F1 revenue streams.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $15 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to higher personnel, information technology and marketing costs.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $6 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

Operating results attributable to Braves Holdings were as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Baseball revenue	$18	11
Mixed-Use Development revenue	13	12
Total Braves Holdings revenue	31	23
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(39)	(23)
Selling, general and administrative expenses	(18)	(17)
Adjusted OIBDA	(26)	(17)
Stock-based compensation	(2)	(2)
Depreciation and amortization	(15)	(18)
Operating income (loss)	$(43)	(37)

Home Games	—	—

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue (including national and local broadcast rights). Mixed-Use Development revenue is derived primarily from rental income.  Braves Holdings revenue increased $8 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year. Baseball revenue increased during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, due to an increase in spring training home games and increased special events at the ballpark. Mixed-Use Development revenue increased during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, due to rental income related to tenant recoveries.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2023, other operating expenses increased $16 million, as compared to the corresponding period in the prior year, primarily driven by increases in player salaries, due to the delayed start of the 2022 season, MLB shared expenses, baseball operations expenses and facility and game day expenses for spring training games.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $1 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year due to increased promotion and marketing initiatives for the 2023 season and higher personnel costs.

Stock-based compensation was flat during the three months ended March 31, 2023, as compared to the corresponding period in the prior year.

Depreciation and amortization decreased $3 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year due to a reduction in amortization expense related to amateur player rights.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,585	6.8%	$11,423	3.7%
Braves Group	$113	6.9%	$429	4.1%
Formula One Group	$351	7.6%	$2,607	3.6%

Braves Holdings’ borrowings under certain of its mixed-use credit facilities carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. In 2017, the U.K.’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The U.S. Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Accordingly, any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. To the extent alternate reference rates are not included in existing debt agreements, Braves Holdings expects to incorporate alternative reference rates when amending these facilities, as applicable.

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

At March 31, 2023, the fair value of our marketable equity securities was $172 million. Had the market price of such securities been 10% lower at March 31, 2023, the aggregate value of such securities would have been approximately $17 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at March 31, 2023 the aggregate value of such security would have been $488 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes "Legal Proceedings" under Item 3 of Part I. Refer to note 8 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during the three months ended March 31, 2023. As of March 31, 2023, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended March 31, 2023, 1,243 shares of Liberty Formula One common stock, 275 shares of Liberty SiriusXM common stock and 28 shares of Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

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

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 5, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 5, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-2