Form 10-Q
period 2023-06-30
Liberty Media Corp
filed 2023-08-04
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Securities registered as of June 30, 2023 pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2023 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,103,427	9,792,621	218,679,831
Liberty Formula One common stock	23,974,044	2,445,499	208,137,133

As of July 31, 2023, Liberty Braves common stock was no longer issued and outstanding and Liberty Live common stock was not yet issued and outstanding.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2023	December 31, 2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,931	2,246
Trade and other receivables, net	822	837
Other current assets	781	768
Total current assets	3,534	3,851
Investments in affiliates, accounted for using the equity method (note 6)	1,126	952

Property and equipment, at cost	4,759	4,481
Accumulated depreciation	(2,202)	(2,226)
	2,557	2,255
Intangible assets not subject to amortization:
Goodwill	19,341	19,341
FCC licenses	8,600	8,600
Other	1,366	1,366
	29,307	29,307
Intangible assets subject to amortization, net	4,059	4,288
Other assets	1,859	1,811
Total assets	$42,442	42,464

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,754	1,856
Current portion of debt, including $232 million and $1,394 million measured at fair value, respectively (note 7)	787	1,679
Deferred revenue	2,153	1,773
Other current liabilities	99	102
Total current liabilities	4,793	5,410
Long-term debt, including $2,719 million and $1,937 million measured at fair value, respectively (note 7)	15,432	14,953
Deferred income tax liabilities	2,058	2,101
Other liabilities	880	874
Total liabilities	$23,163	23,338

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2023	December 31, 2022

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,093,816 shares at June 30, 2023 and 98,093,908 shares at December 31, 2022 (note 2)	1	1
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,314,735 shares at June 30, 2023 and 10,314,744 shares at December 31, 2022 (note 2)	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,973,877 shares at June 30, 2023 and 23,974,052 shares at December 31, 2022 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,802,232 shares at June 30, 2023 and 9,802,232 at December 31, 2022 (note 2)	—	—
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 981,262 shares at June 30, 2023 and 981,262 at December 31, 2022 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,445,666 shares at June 30, 2023 and 2,445,666 shares at December 31, 2022 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 218,679,831 shares at June 30, 2023 and 218,618,614 shares at December 31, 2022 (note 2)	2	2
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 41,819,324 shares at June 30, 2023 and 41,749,434 shares at December 31, 2022 (note 2)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 208,137,133 shares at June 30, 2023 and 207,445,741 shares at December 31, 2022 (note 2)	2	2
Additional paid-in capital	1,469	1,408
Accumulated other comprehensive earnings (loss), net of taxes	(47)	(39)
Retained earnings	14,857	14,589
Total stockholders' equity	16,284	15,963
Noncontrolling interests in equity of subsidiaries	2,995	3,163
Total equity	19,279	19,126
Commitments and contingencies (note 8)
Total liabilities and equity	$42,442	42,464

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,250	2,254	4,394	4,440
Formula 1 revenue	724	744	1,105	1,104
Other revenue	270	260	301	283
Total revenue	3,244	3,258	5,800	5,827
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	732	711	1,432	1,381
Programming and content	153	152	303	292
Customer service and billing	124	126	246	251
Other	54	58	106	112
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	519	534	725	729
Subscriber acquisition costs	93	91	183	181
Other operating expense	280	247	398	337
Selling, general and administrative	490	520	976	1,002
Impairment, restructuring and acquisition costs, net of recoveries (note 8)	19	1	51	1
Depreciation and amortization	257	262	517	522
	2,721	2,702	4,937	4,808
Operating income (loss)	523	556	863	1,019
Other income (expense):
Interest expense	(200)	(161)	(396)	(318)
Share of earnings (losses) of affiliates, net (note 6)	90	61	80	47
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(96)	380	(142)	439
Other, net	50	22	64	67
	(156)	302	(394)	235
Earnings (loss) before income taxes	367	858	469	1,254
Income tax (expense) benefit	(64)	(184)	(114)	(284)
Net earnings (loss)	303	674	355	970
Less net earnings (loss) attributable to the noncontrolling interests	50	53	87	118
Less net earnings (loss) attributable to redeemable noncontrolling interest	—	(1)	—	(10)
Net earnings (loss) attributable to Liberty stockholders	$253	622	268	862

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$166	447	349	735
Liberty Braves common stock	(29)	64	(88)	51
Liberty Formula One common stock	116	111	7	76
	$253	622	268	862

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	$0.51	1.36	1.07	2.23
Series A, B and C Liberty Braves common stock	$(0.55)	1.21	(1.66)	0.96
Series A, B and C Liberty Formula One common stock	$0.50	0.48	0.03	0.33
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	$0.49	1.24	1.00	2.06
Series A, B and C Liberty Braves common stock	$(0.55)	0.47	(1.66)	0.24
Series A, B and C Liberty Formula One common stock	$0.41	0.35	(0.03)	0.29

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$303	674	355	970
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	12	(23)	16	(14)
Credit risk on fair value debt instruments gains (losses)	(19)	50	(23)	55
Unrealized holding gains (losses) arising during the period	(1)	—	(1)	4
Share of other comprehensive earnings (loss) of equity affiliates	19	(9)	36	4
Recognition of previously unrealized (gains) losses on debt	(14)	(3)	(34)	(14)
Comprehensive earnings (loss)	300	689	349	1,005
Less comprehensive earnings (loss) attributable to the noncontrolling interests	52	50	89	117
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest	—	(1)	—	(10)
Comprehensive earnings (loss) attributable to Liberty stockholders	$248	640	260	898

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$170	473	355	777
Liberty Braves common stock	(29)	64	(88)	55
Liberty Formula One common stock	107	103	(7)	66
	$248	640	260	898

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$355	970
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	517	522
Stock-based compensation	110	112
Non-cash impairment and restructuring costs	21	—
Share of (earnings) loss of affiliates, net	(80)	(47)
Realized and unrealized (gains) losses on financial instruments, net	142	(439)
Deferred income tax expense (benefit)	(35)	181
Other, net	(8)	(34)
Changes in operating assets and liabilities
Current and other assets	(95)	(114)
Payables and other liabilities	271	70
Net cash provided (used) by operating activities	1,198	1,221
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(214)	(9)
Cash proceeds from dispositions	67	148
Cash (paid) received for acquisitions, net of cash acquired	—	(137)
Capital expended for property and equipment, including internal-use software and website development	(544)	(455)
Other investing activities, net	(20)	78
Net cash provided (used) by investing activities	(711)	(375)
Cash flows from financing activities:
Borrowings of debt	2,064	2,674
Repayments of debt	(2,641)	(2,701)
Liberty stock repurchases	—	(356)
Subsidiary shares repurchased by subsidiary	(199)	(415)
Cash dividends paid by subsidiary	(33)	(217)
Taxes paid in lieu of shares issued for stock-based compensation	(28)	(45)
Other financing activities, net	63	17
Net cash provided (used) by financing activities	(774)	(1,043)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	(285)	(205)
Cash, cash equivalents and restricted cash at beginning of period	2,276	2,924
Cash, cash equivalents and restricted cash at end of period	$1,991	2,719

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2023	2022

	amounts in millions
Cash and cash equivalents	$1,931	2,246
Restricted cash included in other current assets	52	22
Restricted cash included in other assets	8	8
Total cash and cash equivalents and restricted cash at end of period	$1,991	2,276

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended June 30, 2023

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2023	$—	1	—	2	—	—	—	—	—	2	1,395	(42)	14,604	3,122	19,084
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	253	50	303
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(5)	—	2	(3)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	50	—	—	7	57
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	31	—	—	(166)	(135)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(7)	—	—	7	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Other, net	—	—	—	—	—	—	—	—	—	—	4	—	—	(11)	(7)
Balance at June 30, 2023	$—	1	—	2	—	—	—	—	—	2	1,469	(47)	14,857	2,995	19,279

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Six Months ended June 30, 2023

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Braves			Liberty Formula One			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	1	—	2	—	—	—	—	—	2	1,408	(39)	14,589	3,163	19,126
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	268	87	355
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(8)	—	2	(6)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	101	—	—	16	117
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(28)	—	—	—	(28)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	40	—	—	(242)	(202)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	(18)	—	—	18	—
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(33)	(33)
Other, net	—	—	—	—	—	—	—	—	—	—	(34)	—	—	(16)	(50)
Balance at June 30, 2023	$—	1	—	2	—	—	—	—	—	2	1,469	(47)	14,857	2,995	19,279

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom. As of June 30, 2023, Liberty’s most significant subsidiaries included Sirius XM Holdings Inc. ("Sirius XM Holdings"), Delta Topco Limited (the parent company of Formula 1) and Braves Holdings, LLC ("Braves Holdings"). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Liberty Broadband Corporation (“Liberty Broadband”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of Qurate Retail and Liberty Broadband only), Services Agreements, Facilities Sharing Agreements and Tax Sharing Agreements (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail and Liberty Broadband, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo and Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo and Liberty Broadband

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo and Liberty Broadband reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo and Liberty Broadband at Liberty’s corporate headquarters. Under these various agreements, approximately $4 million and $6 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2023 and 2022, respectively, and approximately $8 million and $12 million were reimbursed to Liberty during the six months ended June 30, 2023 and 2022, respectively.

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

See note 2 for information regarding agreements entered into by the Company with Atlanta Braves Holdings (defined below) in connection with the Split-Off (defined below).

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

(2) Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, Liberty Braves Group (the “Braves Group”) and the Liberty Formula One Group (the “Formula One Group”) had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore could not own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group did not represent separate legal entities, but rather represented those businesses, assets and liabilities that were attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, the Liberty SiriusXM Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of June 30, 2023, the Liberty SiriusXM Group was comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

subsidiaries of Liberty. The Liberty SiriusXM Group retained intergroup interests in the Formula One Group and the Braves Group as of June 30, 2023. As of June 30, 2023, the Liberty SiriusXM Group had cash and cash equivalents of approximately $311 million, which included $51 million of subsidiary cash. During the six months ended June 30, 2023, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $188 million, of which Liberty received $155 million. On July 26, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock payable on August 30, 2023 to stockholders of record as of the close of business on August 8, 2023.

The Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. As of June 30, 2023, the Braves Group was comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash. The Formula One Group and the Liberty SiriusXM Group retained intergroup interests in the Braves Group as of June 30, 2023. As of June 30, 2023, the Braves Group had cash and cash equivalents of approximately $131 million, which included $71 million of subsidiary cash.

The Liberty Formula One common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of June 30, 2023, the Formula One Group was comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Braves Group or the Liberty SiriusXM Group, including Liberty’s interest in Formula 1, cash, an intergroup interest in the Braves Group and Liberty’s 2.25% Convertible Senior Notes due 2027. The Liberty SiriusXM Group retained an intergroup interest in the Formula One Group as of June 30, 2023. As of June 30, 2023, the Formula One Group had cash and cash equivalents of approximately $1,489 million, which included $1,055 million of subsidiary cash. Subsequent to June 30, 2023, approximately $300 million of subsidiary cash was distributed to Liberty and attributed to the Formula One Group.

During March 2023, the Formula One Group paid approximately $202 million to the Liberty SiriusXM Group to settle a portion of the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in note 7. The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group was 6,792,903, representing an 11.0% intergroup interest at June 30, 2023. The number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group was 1,811,066, representing a 2.9% intergroup interest at June 30, 2023. The number of notional shares representing the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group was 1,051,238, representing a 0.4% intergroup interest at June 30, 2023. The intergroup interests represented quasi-equity interests which were not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group had attributed interests in the Braves Group, which were generally stated in terms of a number of shares of Liberty Braves common stock, and the Liberty SiriusXM Group also had an attributed interest in the Formula One Group, which was generally stated in terms of a number of shares of Liberty Formula One common stock. The intergroup interests could be settled, at the discretion of the board of directors of the Company (the “Board of Directors”), through a transfer of securities, cash and/or other assets from the Braves Group or Formula One Group to the respective tracking stock group. Accordingly, the Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group were presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and were presented as liabilities of the Braves Group. Similarly, the Formula One Group intergroup interest attributable to the Liberty SiriusXM Group was presented as an asset of the Liberty SiriusXM Group and was presented as a liability of the Formula One Group. The offsetting amounts between tracking stock groups were eliminated in consolidation. On July 12, 2023, the Formula One Group paid approximately $71 million to the Liberty SiriusXM Group to settle and extinguish the remaining intergroup interest in the Formula One Group held by the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

Transactions Subsequent to June 30, 2023

The Split-Off and the Reclassification (each as defined below) will be reflected in the Company’s financial statements on a prospective basis.

On July 18, 2023, the Company completed the previously announced split-off (the “Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”). The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Braves Group immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group, which were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock (the “Formula One Distribution”).

Within one-year of the Split-Off, the Company intends to either exchange the shares of Atlanta Braves Holdings Series C common stock attributed to the Liberty SiriusXM Group with one or more third party lenders to satisfy certain debt obligations attributed to the Liberty SiriusXM Group or dispose of such shares in one or more public or private sale transactions.

In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement. Under these various agreements, Atlanta Braves Holdings will reimburse the Company for direct, out-of-pocket expenses and will pay a services fee to Liberty (except with respect to the registration rights agreement for which there is no services fee).

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks — Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”). As a result of the Reclassification, each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One common stock was reclassified into one share of the corresponding series of new Liberty Formula One common stock and 0.0428 of a share of the corresponding series of Liberty Live common stock.

Following the Reclassification, (i) the Liberty SiriusXM Group is comprised of Liberty’s interest in Sirius XM Holdings, cash, the Convertible Notes and related financial instruments, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, a margin loan obligation incurred by a wholly owned special purpose subsidiary of Liberty, shares of Atlanta Braves Holdings Series C common stock and certain other assets and liabilities previously attributed to the Liberty SiriusXM Group, (ii) the Liberty Live Group is

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

comprised of Liberty’s interest in Live Nation, cash, certain public and private assets previously attributed to the Formula One Group, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan obligation incurred by a wholly owned special purpose subsidiary of Liberty and (iii) the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Liberty Live Group, including Liberty’s interest in Formula 1, cash and Liberty’s 2.25% Convertible Senior Notes due 2027.

Each of the Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$8	8	15	16
Customer service and billing	2	2	3	3
Other	1	2	2	3
Other operating expense	11	9	22	17
Selling, general and administrative	32	36	68	73
	$54	57	110	112

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty—Grants of Awards

Options granted during the six months ended June 30, 2023 are summarized as follows:

	Six Months Ended
	June 30, 2023
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	19	$8.98
Series C Liberty SiriusXM common stock, Liberty CEO (2)	370	$10.34
Series C Liberty Formula One common stock, Liberty employees and directors (1)	8	$28.17
Series C Liberty Formula One common stock, Formula 1 employees (3)	71	$30.70
Series C Liberty Braves common stock, Liberty employees and directors (1)	3	$14.24
(1)	Grants vest between two and three years.
(2)	Grant cliff vests on December 29, 2023. Grant was made in connection with the CEO’s employment agreement.
(3)	Grant vests in equal quarterly installments over 2023.

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Braves or Liberty Formula One common stock during the six months ended June 30, 2023.

Also during the six months ended June 30, 2023, the Company granted 31 thousand and 81 thousand performance-based RSUs of Series C common stock of Liberty Braves and Liberty Formula One, respectively, to our CEO.  The RSUs had a GDFV of $34.44 per share and $75.12 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	6,862	$39.83
Granted	389	$31.03
Exercised	(213)	$32.61
Forfeited/Cancelled	(1,242)	$31.30
Outstanding at June 30, 2023	5,796	$41.34	3.3	years	$1
Exercisable at June 30, 2023	3,467	$40.62	2.5	years	$—

Liberty Braves

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	3,108	$26.17
Granted	3	$37.50
Exercised	(151)	$18.42
Forfeited/Cancelled	(4)	$22.75
Outstanding at June 30, 2023	2,956	$26.59	4.1	years	$39
Exercisable at June 30, 2023	1,356	$25.69	3.9	years	$19

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	7,086	$36.18
Granted	79	$74.61
Exercised	(863)	$30.23
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2023	6,302	$37.48	3.5	years	$238
Exercisable at June 30, 2023	4,832	$35.26	3.3	years	$193

As of June 30, 2023, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Braves common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $22 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.4 years.

As of June 30, 2023, Liberty reserved 5.8 million, 3.0 million and 6.3 million shares of Series C common stock of Liberty SiriusXM, Liberty Braves and Liberty Formula One, respectively, for issuance under exercise privileges of outstanding stock options.

On July 18, 2023, in connection with the Split-Off, as described in note 2, Liberty Braves Awards were exchanged into Atlanta Braves Holdings Awards. In addition, adjustments are expected to be made to the other outstanding Awards remaining after the Split-Off as a result of the Formula One Distribution and the Reclassification, as described in note 2.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the six months ended June 30, 2023. As of June 30, 2023, Sirius XM Holdings has approximately 134 million options outstanding of which approximately 90 million are exercisable, each with a WAEP per share of $5.53 and $5.39, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of June 30, 2023 is $23 million and $22 million, respectively. During the six months ended June 30, 2023, Sirius XM Holdings granted approximately 12 million nonvested RSUs with a GDFV per share of $4.49. Stock-based compensation expense related to Sirius XM Holdings was $42 million and $47 million for the three months ended June 30, 2023 and 2022, respectively, and $87 million and $92 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $381 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

Excluded from diluted EPS for the three and six months ended June 30, 2023 are approximately 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 9 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, and 1 million and 4 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 7) and shares of Liberty Braves common stock and Liberty Formula One common stock underlying the intergroup interests, because their inclusion would be antidilutive. The warrant transactions (as described in note 7) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement are attributed to the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	numbers of shares in millions
Basic WASO	327	329	327	330
Potentially dilutive shares (a)	19	19	19	20
Diluted WASO (b)	346	348	346	350
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048 and 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which may be settled in shares of Series A Liberty SiriusXM common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. As disclosed in note 7, the settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

Additionally, a hypothetical mark-to-market adjustment on the shares of Series A Liberty SiriusXM common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$166	447	349	735
Adjustments	5	(14)	(4)	(13)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$171	433	345	722

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	numbers of shares in millions
Basic WASO	53	53	53	53
Potentially dilutive shares (a)	1	9	1	9
Diluted WASO (b)	54	62	54	62
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The number of notional shares representing the intergroup interest in the Braves Group held by the Formula One Group was 6,792,903 and the number of notional shares representing the intergroup interest in the Braves Group held by the Liberty SiriusXM Group was 1,811,066 as of June 30, 2023.

The intergroup interests were quasi-equity interests, which were not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group had attributed values in the Braves Group which were generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests were marked to fair value. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underlie the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were historically used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Accordingly, as of June 30, 2023, the market price of Series C Liberty Braves common stock was used for the mark-to-market adjustment for the intergroup interest held by the Liberty SiriusXM Group.

The notional shares representing the intergroup interests had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interests were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interests were dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period. Additionally, a hypothetical mark-to-market adjustment on the shares of Series A Liberty Braves common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(29)	64	(88)	51
Adjustments	—	(35)	—	(36)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(29)	29	(88)	15

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	numbers of shares in millions
Basic WASO	234	232	234	232
Potentially dilutive shares (a)	10	9	9	9
Diluted WASO (b)	244	241	243	241
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As discussed in note 2, the number of notional Liberty Formula One shares representing the Liberty SiriusXM Group’s intergroup interest in the Formula One Group was 1,051,238 shares as of June 30, 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which was generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest was dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. Additionally, an adjustment is also made to the numerator for a hypothetical mark-to-market adjustment on the shares of Series A Liberty Formula One common stock included in the Securities Basket underlying the warrants in periods in which cash settlement would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$116	111	7	76
Adjustments	(16)	(27)	(14)	(7)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$100	84	(7)	69

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2023			December 31, 2022
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$1,502	1,502	—	2,026	2,026	—
Debt and equity securities	$148	148	—	80	80	—
Financial instrument assets	$230	114	116	393	86	307
Debt	$2,951	—	2,951	3,331	—	3,331

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheets. As of June 30, 2023, $79 million and $151 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2022, $219 million and $174 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Debt and equity securities	$10	(7)	16	(12)
Debt measured at fair value (a)	(160)	577	(105)	646
Change in fair value of bond hedges (b)	11	(201)	(99)	(269)
Other	43	11	46	74
	$(96)	380	(142)	439
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a loss of $23 million and gain of $52 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $30 million and a gain of $41 million for the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023, the Company recognized $18 million and $43 million, respectively, of previously unrecognized gains related to the retirement of the 1% Convertible Notes (defined below), the 2.125% Exchangeable Senior Debentures due 2048 and a portion of the Convertible Notes, which was recognized through other, net in the condensed consolidated statements of operations. The cumulative change since issuance was a loss of $9 million as of June 30, 2023, net of the recognition of previously unrecognized gains and losses.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked-to-market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 7 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2023 and the carrying amount at December 31, 2022:

	June 30, 2023			December 31, 2022
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Live Nation (a)	30%	$6,345	$243	158
Sirius XM Canada	70%	$ NA	615	597
Other		NA	102	68
Total Liberty SiriusXM Group			960	823

Braves Group
Other	various	NA	99	95
Total Braves Group			99	95

Formula One Group
Other	various	NA	67	34
Total Formula One Group			67	34
Consolidated Liberty			$1,126	952
(a)	See note 7 for details regarding the number and fair value of shares pledged as collateral as of June 30, 2023 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Live Nation	$83	54	77	33
Sirius XM Canada	1	3	5	6
Other	(5)	(3)	(10)	(3)
Total Liberty SiriusXM Group	79	54	72	36

Braves Group
Other	12	8	11	12
Total Braves Group	12	8	11	12

Formula One Group
Other	(1)	(1)	(3)	(1)
Total Formula One Group	(1)	(1)	(3)	(1)
Consolidated Liberty	$90	61	80	47

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Canada

As of June 30, 2023, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

On March 15, 2022, Sirius XM Holdings and Sirius XM Canada entered into an amended and restated services and distribution agreement. Pursuant to the amended and restated services and distribution agreement, the fee payable by Sirius XM Canada to Sirius XM Holdings was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. Such variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears, beginning January 1, 2022.

Sirius XM Holdings recorded approximately $25 million and $28 million in revenue during the three months ended June 30, 2023 and 2022, respectively, and $51 million and $55 million in revenue during the six months ended June 30, 2023 and 2022, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during the three months ended June 30, 2023 and less than $1 million during each of the six months ended June 30, 2023 and 2022.

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $13 million and $14 million for the three months ended June 30, 2023 and 2022, respectively, and $25 million and $27 million for the six months ended June 30, 2023 and 2022, respectively. Sirius XM Holdings also had related party liabilities of $18 million and $19 million as of June 30, 2023 and December 31, 2022, respectively, related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2023	2023	2022

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$199	232	968
3.75% Convertible Senior Notes due 2028 (1)(2)	575	623	—
2.125% Exchangeable Senior Debentures due 2048 (1)	—	—	382
2.75% Exchangeable Senior Debentures due 2049 (1)	586	563	559
0.5% Exchangeable Senior Debentures due 2050 (1)	920	1,020	920
Sirius XM Holdings Margin Loan	875	875	875
Live Nation Margin Loan	—	—	—
Subsidiary notes and loans:
SiriusXM 3.125% Senior Notes due 2026	1,000	993	992
SiriusXM 5.0% Senior Notes due 2027	1,500	1,493	1,492
SiriusXM 4.0% Senior Notes due 2028	2,000	1,983	1,982
SiriusXM 5.50% Senior Notes due 2029	1,250	1,241	1,240
SiriusXM 4.125% Senior Notes due 2030	1,500	1,488	1,487
SiriusXM 3.875% Senior Notes due 2031	1,500	1,486	1,485
Pandora 1.75% Convertible Senior Notes due 2023	20	20	193
SiriusXM Senior Secured Revolving Credit Facility	223	223	80
SiriusXM Incremental Term Loan	500	500	500
Deferred financing costs		(10)	(12)
Total Liberty SiriusXM Group	12,648	12,730	13,143
Braves Group
Subsidiary notes and loans:
Notes and loans	543	543	546
Deferred financing costs		(4)	(4)
Total Braves Group	543	539	542
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	—	—	44
2.25% Convertible Senior Notes due 2027 (1)(2)	475	513	458
Other	61	61	63
Subsidiary notes and loans:
Senior Loan Facility	2,416	2,383	2,389
Deferred financing costs		(7)	(7)
Total Formula One Group	2,952	2,950	2,947
Total debt	$16,143	16,219	16,632
Debt classified as current		(787)	(1,679)
Total long-term debt		$15,432	14,953

(1) Measured at fair value

(2) The conversion rate for this bond is expected to change in connection with the Reclassification, as described in note 2. The relevant conversion information will be communicated to bondholders pursuant to the terms of the respective bond indenture.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of the Convertible Notes.  The Convertible Notes will mature on October 15, 2023 unless earlier repurchased by us or converted.  Accordingly, the Convertible Notes are classified as a current liability in the condensed consolidated balance sheets. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes will be settled solely in cash, and not through the delivery of any securities. During the six months ended June 30, 2023, Liberty paid approximately $662 million to repurchase approximately $591 million aggregate principal amount of the Convertible Notes.

Since the date of issuance, the conversion, adjustment and other provisions of the indenture have been amended to give effect to certain transactions. The consideration due upon conversion of any Convertible Note shall be determined based on the Securities Basket, consisting of 0.1087 of a share of Series A Liberty Braves common stock, 1.0163 shares of Series A Liberty SiriusXM common stock and 0.25 of a share of Series A Liberty Formula One common stock as of June 30, 2023.

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

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction is expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. During the six months ended June 30, 2023, Liberty received approximately $83 million for the settlement of the portion of the bond hedge related to the repurchase of Convertible Notes described above. As of June 30, 2023, the Bond Hedge Transaction covered, in the aggregate, 1,051,238 shares of Series A Liberty Formula One common stock, 4,273,491 shares of Series A Liberty SiriusXM common stock and 457,078 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. The bond hedge expires on October 15, 2023 and is included in Other current assets as of June 30, 2023 and December 31, 2022 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of the Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. The first expiration date of the warrants is January 16, 2024 and the remainder expire over a period covering 81 days thereafter. Liberty may elect to settle its delivery obligation under the warrant transactions with cash. During the six months ended June 30, 2023, Liberty paid approximately $44 million for the settlement of the portion of the obligation under the warrants related to the repurchase of Convertible Notes described above. As of June 30, 2023, the warrants covered, in the aggregate, 1,051,238 shares of Series A Liberty Formula One common stock, 4,273,491 shares of Series A Liberty SiriusXM common stock and 457,078 shares of Series A Liberty Braves common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $61.16 per share as of June 30, 2023. As of June 30, 2023, the basket price of the securities underlying the warrants was $54.70 per share, which is the same as the basket price of the securities underlying

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the Bond Hedge Transaction. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket.

The Convertible Notes, Bond Hedge Transaction and warrants are attributed to the Liberty SiriusXM Group. Subsequent to June 30, 2023, the Securities Basket, bond hedge and warrants are expected to be adjusted as a result of the Split-Off, the Formula One Distribution and the Reclassification, each described in note 2.

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

3.75% Convertible Senior Notes due 2028

On March 10, 2023, Liberty issued $575 million convertible notes at an interest rate of 3.75% per annum, which, at Liberty’s election, are convertible into cash, shares of Series A Liberty SiriusXM common stock or a combination of cash and shares of Series A Liberty SiriusXM common stock and mature on March 15, 2028. The initial conversion rate for the notes is approximately 25.9000 shares of Series A Liberty SiriusXM common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $38.61 per share of Series A Liberty SiriusXM common stock. The notes are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in February 2023, Liberty could deliver solely cash to satisfy its exchange obligations. The number of shares of Sirius XM Holdings common stock attributable to a debenture represented an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock were attributable to the debentures. Interest was payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures could be redeemed by Liberty, in whole or in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

part, on or after April 7, 2023. Holders of the debentures also had the right to require Liberty to purchase their debentures on April 7, 2023. During the six months ended June 30, 2023, Liberty paid approximately $387 million to repurchase the remaining $387 million aggregate principal amount of the debentures. The debentures were attributed to the Liberty SiriusXM Group. Liberty elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. A total of approximately 10 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2021. The debentures may be redeemed by Liberty, in whole or in part, on or after September 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. The debentures were attributed to the Liberty SiriusXM Group as of June 30, 2023. On August 3, 2023, in connection with the Reclassification, as described in note 2, the debentures were reattributed to the Liberty Live Group.

Margin Loans

Sirius XM Holdings Margin Loan

In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of an $875 million term loan and an $875 million revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Sirius XM Holdings Margin Loan, increasing the revolving

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

line of credit to $1,075 million, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 7.49% per annum at June 30, 2023. As of June 30, 2023, availability under the Sirius XM Holdings Margin Loan was $1,075 million. As of June 30, 2023, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $4,530 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 9, 2020, the Live Nation Margin Loan agreement was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. On May 9, 2022, the margin loan was amended, replacing the delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term SOFR plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2023, availability under the Live Nation Margin Loan was $400 million. As of June 30, 2023, 9.0 million shares of the Company’s Live Nation common stock with a value of $817 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan was attributed to the Liberty SiriusXM Group as of June 30, 2023. On August 3, 2023, in connection with the Reclassification, as described in note 2, the Live Nation Margin Loan was reattributed to the Liberty Live Group.

Pandora 1.75% Convertible Senior Notes due 2023

Sirius XM Holdings acquired $193 million aggregate principal amount of the 1.75% Convertible Senior Notes due 2023 (the “Pandora Notes due 2023”) as part of the acquisition of Pandora Media, Inc. in 2019. During the six months ended June 30, 2023, certain investors exercised their right to require a Special Repurchase, as defined in the indenture governing such notes, and Pandora repurchased $173 million principal amount of the Pandora Notes due 2023 with cash for an aggregate purchase price equal to 100% of the principal amount of the notes repurchased plus accrued and unpaid interest to the date of repurchase. The Pandora Notes due 2023 were not convertible into common stock and were not redeemable as of June 30, 2023. On or after July 1, 2023, and prior to the close of business on November 29, 2023, the Pandora Notes due 2023 are convertible into Sirius XM Holdings common stock at the holder’s option at the applicable conversion rate in effect on the relevant conversion date.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on either the SOFR or LIBOR plus an applicable rate. Pursuant to an amendment to the Credit Facility entered into during March 2023, interest on borrowings on or after July 1, 2023 will no longer be based on LIBOR. Borrowings outstanding under the Credit Facility bore interest at a rate of 6.90% per annum as of June 30, 2023. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of June 30, 2023 and is payable on a quarterly basis. The Credit Facility

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,527 million as of June 30, 2023.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million which matures on April 11, 2024. Interest on the incremental term loan borrowing is based on SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 6.27% per annum as of June 30, 2023.

Braves Holdings Notes and Loans

Braves Holdings’ debt, primarily related to the Stadium and Mixed-Use Development, is summarized as follows:

	Carrying value		As of June 30, 2023
	June 30,	December 31,	Borrowing	Weighted avg	Maturity
	2023	2022	Capacity	interest rate	Date

	dollar amounts in millions
Operating credit facilities	$—	—	275	NA	various
Ballpark funding
Senior secured note	169	172	NA	3.77%	September 2041
Stadium credit facility	43	44	43	6.52%	July 2026
Spring training credit facility	30	30	NA	3.65%	December 2030
Mixed-use credit facilities and loans	301	300	414	5.19%	various
Total Braves Holdings	$543	546

Formula 1 Loans

On November 23, 2022, Formula 1 refinanced its previous $2.9 billion first lien Term Loan B and $500 million revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility (collectively, the “Senior Loan Facility”). The Term Loan A and revolving credit facility mature on January 15, 2028 and the Term Loan B matures on January 15, 2030.  As of June 30, 2023, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, permanently stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. The margin for the new Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and is fixed at 1.75% for the first year. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The interest rate on the Senior Loan Facility was approximately 7.73% as of June 30, 2023. The Senior Loan Facility remains non-recourse to Liberty. The Senior Loan Facility is secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage its interest rate risk, as of June 30, 2023, Formula 1 has interest rate swaps on $2.1 billion of the $2.4 billion Senior Loan Facility, the maturity of which has been shortened such that they expire on December 31, 2023, and has entered into $1.1 billion of forward starting swaps, effective December 31, 2023, with a termination date in December 2029 and an optional early termination date in December 2027.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. Braves Holdings’ debt contains certain financial covenants related to Braves Holdings’ debt service coverage ratio,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

fixed charge coverage ratio and debt yield ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Braves Holdings’ debt, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings, Formula 1 and Braves Holdings were in compliance with their debt covenants as of June 30, 2023.

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2023
SiriusXM 3.125% Senior Notes due 2026	$895
SiriusXM 5.0% Senior Notes due 2027	$1,380
SiriusXM 4.0% Senior Notes due 2028	$1,713
SiriusXM 5.50% Senior Notes due 2029	$1,117
SiriusXM 4.125% Senior Notes due 2030	$1,215
SiriusXM 3.875% Senior Notes due 2031	$1,155
Pandora 1.75% Convertible Senior Notes due 2023	$20

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at June 30, 2023.

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

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain Atlanta Braves players (current and former) and other employees. Amounts due under such contracts as of June 30, 2023 aggregated $1,017 million, which is payable annually as follows: $226 million in 2023, $150 million in 2024, $143 million in 2025, $136 million in 2026, $111 million in 2027 and $251 million thereafter. In addition to the foregoing amounts, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Sirius XM Holdings Restructuring

During the six months ended June 30, 2023, Sirius XM Holdings initiated measures to pursue greater efficiency and to realign its business and focus on strategic priorities.  As part of these measures, Sirius XM Holdings reduced the size of its workforce by approximately 475 roles, or 8%, and recorded charges of $5 million and $28 million during the three and six months ended June 30, 2023, respectively, primarily related to severance and other related costs.  Sirius XM Holdings also recorded impairments of $10 million and $13 million during the three and six months ended June 30, 2023, respectively, primarily related to terminated software projects. In addition, Sirius XM Holdings vacated one of its leased locations and recorded an impairment of $5 million to reduce the carrying value of the related right of use asset to its estimated fair value and accrued expenses of $2 million for which it will not recognize any future economic benefits during the six months ended June 30, 2023. These charges were recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statements of operations.

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

In October 2020, the District Court denied Pandora’s renewed motion to dismiss the case under California’s anti-SLAPP statute, finding the case no longer qualified for anti-SLAPP due to intervening changes in the law, and denied Pandora’s renewed attempt to end the case.  Alternatively, the District Court ruled that the preemption defense likely did not apply to Flo & Eddie’s claims, in part because the District Court believed that the MMA did not apply retroactively.  Pandora promptly appealed the District Court’s decision to the Ninth Circuit, and moved to stay appellate briefing pending the appeal of a related case against SiriusXM.  On January 13, 2021, the Ninth Circuit issued an order granting the stay of appellate proceedings pending the resolution of a related case against SiriusXM.

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

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint. In accordance with the directive of the Ninth Circuit, in November 2022, Pandora filed a Motion for Summary Judgment in this action. Following oral argument, on July 25, 2023, the Court granted Pandora’s Motion for Summary Judgment, and by order closed this action. The time for Flo & Eddie to file an appeal of the order granting Summary Judgment in favor of Pandora has not expired.

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

For the six months ended June 30, 2023, the Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, SiriusXM and Pandora and Off-platform. SiriusXM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

services, in the United States on a subscription fee basis. SiriusXM’s packages include live, curated and certain exclusive and on demand programming. The SiriusXM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. SiriusXM also provides connected vehicle services and a suite of in-vehicle data services. Pandora and Off-platform operates a music and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. Pandora also sells advertising on other audio platforms in widely distributed podcasts, which are considered to be off-platform services.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,726	1,719	3,417	3,432
Advertising	444	452	819	835
Equipment	47	45	93	98
Other	33	38	65	75
Total Liberty SiriusXM Group	2,250	2,254	4,394	4,440
Braves Group
Corporate and other:
Baseball	254	247	272	258
Mixed-Use Development	16	13	29	25
Total Braves Group	270	260	301	283
Formula One Group
Formula 1:
Primary	618	628	932	915
Other	106	116	173	189
Total Formula One Group	724	744	1,105	1,104
Consolidated Liberty	$3,244	3,258	5,800	5,827

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the six months ended June 30, 2023 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and Braves Holdings for the six months ended June 30, 2023 were approximately $466 million and $883 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,484 million for the remainder of 2023, $2,433 million in 2024, $2,170 million in 2025, $5,298 million in 2026 through 2030, and $1,394 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 and Braves Holdings for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$702	679	1,327	1,369
Corporate and other	(8)	(4)	(19)	(9)
Total Liberty SiriusXM Group	694	675	1,308	1,360
Braves Group
Corporate and other	42	55	11	36
Total Braves Group	42	55	11	36
Formula One Group
Formula 1	155	154	272	276
Corporate and other	(14)	(8)	(26)	(18)
Total Formula One Group	141	146	246	258
Consolidated Liberty	$877	876	1,565	1,654

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2023
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,533	708	334
Corporate and other	692	252	—
Total Liberty SiriusXM Group	30,225	960	334
Braves Group
Corporate and other	1,500	99	30
Total Braves Group	1,500	99	30
Formula One Group
Formula 1	9,291	3	40
Corporate and other	1,842	64	140
Total Formula One Group	11,133	67	180
Elimination (1)	(416)	—	—
Consolidated Liberty	$42,442	1,126	544
(1)	This amount is primarily comprised of the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group. See note 2 for information regarding the intergroup interests. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group are presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and are presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group is presented as an asset of the Liberty SiriusXM Group and is presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups are eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$877	876	1,565	1,654
Impairment, restructuring and acquisition costs, net of recoveries (note 8)	(19)	(1)	(51)	(1)
Legal settlements and reserves	(24)	—	(24)	—
Stock-based compensation	(54)	(57)	(110)	(112)
Depreciation and amortization	(257)	(262)	(517)	(522)
Operating income (loss)	523	556	863	1,019
Interest expense	(200)	(161)	(396)	(318)
Share of earnings (losses) of affiliates, net	90	61	80	47
Realized and unrealized gains (losses) on financial instruments, net	(96)	380	(142)	439
Other, net	50	22	64	67
Earnings (loss) before income taxes	$367	858	469	1,254

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by Sirius XM Holdings Inc. (“Sirius XM Holdings”); fluctuations in interest rates and stock prices; the direct and indirect impacts of the coronavirus pandemic (“COVID-19”); the Split-Off and the Reclassification, each as defined below; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the continuing global and regional economic impact of the COVID-19 pandemic and other public health-related risks and events on our customers, our vendors and our businesses generally;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the impact of supply chain issues on Sirius XM Holdings and the auto industry that it relies on;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty Live Group;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group (as defined below);

●	the ability of Formula 1 to expand into new markets;
●	the relationship between the United Kingdom (“U.K.”) and the European Union (“E.U.”) following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	events beyond Formula 1’s control canceling, postponing or preventing international television feed;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	the risks associated with the Company as a whole, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	geopolitical incidents, accidents, terrorist acts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance; and
●	our ability to recognize anticipated benefits from the Split-Off and the Reclassification.

For additional risk factors, please see Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-268921) filed with the Securities and Exchange Commission on June 8, 2023 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our largest operating subsidiary, which is also a reportable segment, is Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, SiriusXM and Pandora and Off-platform. SiriusXM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the U.S. on a subscription fee basis. SiriusXM’s packages include live, curated and certain exclusive and on demand programming. SiriusXM is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. SiriusXM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora and Off-platform business operates a music, comedy and podcast streaming platform. Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). Through Sirius XM Holdings, we have investments in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”) and SoundCloud Holdings, LLC (“SoundCloud”), which we account for as equity method investments.

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

Our "Corporate and Other" category includes our consolidated subsidiary, Braves Holdings, LLC ("Braves Holdings") (prior to the Split-Off, as defined below), an investment in Live Nation and corporate expenses. “Corporate and Other” also includes investments and related financial instruments in public companies, which are accounted for at their respective fair market values.

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. While the Liberty SiriusXM Group, the Liberty Braves Group (the “Braves Group”) and the Liberty Formula One Group (the “Formula One Group”) had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore could own assets, issue securities or enter into legally binding agreements. Therefore, the Liberty SiriusXM Group, Braves Group and Formula One Group did not represent separate legal entities, but rather represented those businesses, assets and liabilities that had been attributed to each respective group. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, the Liberty SiriusXM Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The term "Liberty SiriusXM Group" did not represent a separate legal entity, rather it represented those businesses, assets and liabilities that had been attributed to that group. As of June 30, 2023, the Liberty SiriusXM Group was primarily comprised of Liberty’s interests in Sirius XM Holdings and Live Nation, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and margin loan obligations incurred by wholly-owned special purpose subsidiaries of Liberty. The Liberty SiriusXM Group retained an approximate 2.9% intergroup interest in the Braves Group and an approximate 0.4% intergroup interest in the Formula One Group as of June 30, 2023. As of June 30, 2023, the Liberty SiriusXM Group had cash and cash equivalents of approximately $311 million, which included approximately $51 million of subsidiary cash.

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

The term "Braves Group" did not represent a separate legal entity, rather it represented those businesses, assets and liabilities that had been attributed to that group. As of June 30, 2023, the Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash. Additionally, the Liberty SiriusXM Group and the Formula One Group retained approximate 2.9% and 11.0% intergroup interests, respectively, in the Braves Group as of June 30, 2023. As of June 30, 2023, the Braves Group had cash and cash equivalents of approximately $131 million.

The term "Formula One Group" did not represent a separate legal entity, rather it represented those businesses, assets and liabilities that had been attributed to that group. As of June 30, 2023, the Formula One Group is primarily comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Braves Group, including Liberty’s interest in Formula 1, an approximate 11.0% intergroup interest in the Braves Group and Liberty’s 2.25% Convertible Senior Notes due 2027. The Liberty SiriusXM Group retained an approximate 0.4% intergroup interest in the Formula One Group as of June 30, 2023. The Formula One Group had cash and cash equivalents of approximately $1,489 million as of June 30, 2023, which included $1,055 million of subsidiary cash. Subsequent to June 30, 2023, approximately $300 million of subsidiary cash was distributed to Liberty and attributed to the Formula One Group.

On July 12, 2023, the Formula One Group paid approximately $71 million to the Liberty SiriusXM Group to settle and extinguish the remaining intergroup interest in the Formula One Group held by the Liberty SiriusXM Group.

On July 18, 2023, the Company completed the previously announced split-off (the “Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”). The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Braves Group immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group, which were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Split-Off were distributed on a pro rata basis to holders of Formula One common stock.

Within one-year of the Split-Off, the Company intends to either exchange the shares of Atlanta Braves Holdings Series C common stock attributed to the Liberty SiriusXM Group to settle and extinguish the intergroup interest in the Braves Group with one or more third party lenders to satisfy certain debt obligations attributed to the Liberty SiriusXM Group or dispose of such shares in one or more public or private sale transactions.

In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement. Under these various agreements, Atlanta Braves Holdings will reimburse the Company for direct, out-of-pocket expenses and will pay a services fee to Liberty (except with respect to the registration rights agreement for which there is no services fee).

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks — Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”). As a result of the Reclassification, each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One common stock was reclassified into one share of the corresponding series of new Liberty Formula One common stock and 0.0428 of a share of the corresponding series of Liberty Live common stock.

Following the Reclassification, (i) the Liberty SiriusXM Group is comprised of Liberty’s interest in Sirius XM Holdings, cash, the Convertible Notes and related financial instruments, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, a margin loan obligation incurred by a wholly owned special purpose subsidiary of Liberty, shares of Atlanta Braves Holdings Series C common stock and certain other assets and liabilities previously attributed to the Liberty SiriusXM Group, (ii) the Liberty Live Group is comprised of Liberty’s interest in Live Nation, cash, certain public and private assets previously attributed to the Formula One Group, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan obligation incurred by a wholly owned special purpose subsidiary of Liberty and (iii) the Formula One Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Liberty Live Group, including Liberty’s interest in Formula 1, cash and Liberty’s 2.25% Convertible Senior Notes due 2027.

Each of the Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. The Split-Off and the Reclassification will be reflected in the Company’s financial statements on a prospective basis.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,250	2,254	4,394	4,440
Total Liberty SiriusXM Group	2,250	2,254	4,394	4,440
Braves Group
Corporate and other	270	260	301	283
Total Braves Group	270	260	301	283
Formula One Group
Formula 1	724	744	1,105	1,104
Total Formula One Group	724	744	1,105	1,104
Consolidated Liberty	$3,244	3,258	5,800	5,827

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$464	479	851	972
Corporate and other	(12)	(7)	(26)	(16)
Total Liberty SiriusXM Group	452	472	825	956
Braves Group
Corporate and other	19	35	(30)	(5)
Total Braves Group	19	35	(30)	(5)
Formula One Group
Formula 1	72	65	107	99
Corporate and other	(20)	(16)	(39)	(31)
Total Formula One Group	52	49	68	68
Consolidated Liberty	$523	556	863	1,019

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$702	679	1,327	1,369
Corporate and other	(8)	(4)	(19)	(9)
Total Liberty SiriusXM Group	694	675	1,308	1,360
Braves Group
Corporate and other	42	55	11	36
Total Braves Group	42	55	11	36
Formula One Group
Formula 1	155	154	272	276
Corporate and other	(14)	(8)	(26)	(18)
Total Formula One Group	141	146	246	258
Consolidated Liberty	$877	876	1,565	1,654

Revenue.  Our consolidated revenue decreased $14 million for the three months ended June 30, 2023, as compared to the corresponding period in the prior year, driven by decreases in revenue for Formula 1 and Sirius XM Holdings, partially offset by an increase in Braves Holdings revenue. Consolidated revenue decreased $27 million for the six months ended June 30, 2023, as compared to the corresponding period in the prior year, driven by a decrease in revenue for Sirius XM Holdings, partially offset by increases in revenue for Braves Holdings and Formula 1. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Operating income (loss).  Our consolidated operating income decreased $33 million and $156 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily driven by $15 million and $121 million decreases in Sirius XM Holdings operating results, respectively, $12 million and $18 million decreases in Braves Holdings operating results, respectively, partially offset by $7 million and $8 million improvements in Formula 1 operating results, respectively. Decreases in corporate and other operating results were primarily driven by costs associated with the Split-Off and the Reclassification. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

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

We recorded $110 million and $112 million of stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $22 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.4 years. Additionally, as of June 30, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $381 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$523	556	863	1,019
Depreciation and amortization	257	262	517	522
Stock-based compensation	54	57	110	112
Legal settlements and reserves	24	—	24	—
Impairment, restructuring and acquisition costs, net of recoveries	19	1	51	1
Adjusted OIBDA	$877	876	1,565	1,654

Consolidated Adjusted OIBDA increased $1 million and decreased $89 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended June 30, 2023 was primarily due to a $23 million increase in Sirius XM Holdings Adjusted OIBDA, partially offset by $10 million and $1 million decreases in Braves Holdings and Formula 1 Adjusted OIBDA, respectively. The decrease in Adjusted OIBDA for the six months ended June 30, 2023 was primarily due to $42 million, $19 million, and $4 million decreases in Sirius XM Holdings, Braves Holdings and Formula 1 Adjusted OIBDA, respectively. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, Formula 1 and Braves Holdings.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(137)	(125)	(273)	(247)
Braves Group	(9)	(6)	(18)	(12)
Formula One Group	(54)	(30)	(105)	(59)
Consolidated Liberty	$(200)	(161)	(396)	(318)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$79	54	72	36
Braves Group	12	8	11	12
Formula One Group	(1)	(1)	(3)	(1)
Consolidated Liberty	$90	61	80	47

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(164)	296	(162)	357
Braves Group	4	1	3	6
Formula One Group	64	83	17	76
Consolidated Liberty	$(96)	380	(142)	439

Other, net
Liberty SiriusXM Group	$23	4	26	24
Braves Group	3	1	4	21
Formula One Group	24	17	34	22
Consolidated Liberty	$50	22	64	67

	$(156)	302	(394)	235

Interest expense. Consolidated interest expense increased $39 million and $78 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Formula One Group increased primarily due to an increase in interest rates on Formula 1’s Senior Loan Facility, interest expense for the Liberty SiriusXM Group increased primarily due to an increase in interest rates on the margin loan secured by shares of Sirius XM Holdings common stock and a higher average outstanding debt balance at Sirius XM Holdings, and interest expense for the Braves Group increased primarily due to increased interest rates on Braves Holding’s variable rate debt.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Live Nation	$83	54	77	33
Sirius XM Canada	1	3	5	6
Other	(5)	(3)	(10)	(3)
Total Liberty SiriusXM Group	79	54	72	36

Braves Group
Other	12	8	11	12
Total Braves Group	12	8	11	12

Formula One Group
Other	(1)	(1)	(3)	(1)
Total Formula One Group	(1)	(1)	(3)	(1)
Consolidated Liberty	$90	61	80	47

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Debt and equity securities	$10	(7)	16	(12)
Debt measured at fair value	(160)	577	(105)	646
Change in fair value of bond hedges	11	(201)	(99)	(269)
Other	43	11	46	74
	$(96)	380	(142)	439

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

Other realized and unrealized gains (losses) are primarily driven by changes in the fair value of Formula 1’s interest rate swaps and realized gains (losses) on Formula 1’s interest rate swaps.

Other, net.  Other, net income increased $28 million and decreased $3 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase during the three months ended June 30, 2023 was primarily driven by an increase in interest and dividend income and gains on early extinguishment of debt. The decrease during the six months ended June 30, 2023 was primarily driven by gains on the sale of three Professional Development League clubs at Braves Holdings recognized during the three months ended June 30, 2022, tax related expense pursuant to a tax sharing agreement with Qurate Retail, Inc. and losses on dilution of our investment in

Live Nation recognized during the three months ended June 30, 2023, partially offset by an increase in interest and dividend income.

Income taxes.  During the three and six months ended June 30, 2023, we had earnings before income taxes of $367 million and $469 million, respectively, and income tax expense of $64 million and $114 million, respectively. During the three and six months ended June 30, 2022, we had earnings before income taxes of $858 million and $1,254 million, respectively, and income tax expense of $184 million and $284 million, respectively. For the three months ended June 30, 2023, the Company recognized tax benefits for the decrease in the Company’s valuation allowance and tax credits and incentives generated by our alternative energy investments, partially offset by the effect of state income taxes. For the six months ended June 30, 2023, the Company recognized additional tax expense primarily due to the effect of state income taxes and certain losses that are not deductible for tax purposes, partially offset by tax credits and incentives generated by our alternative energy investments and a decrease in the Company’s valuation allowance. For the three months ended June 30, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes. For the six months ended June 30, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes, partially offset by earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate.

Net earnings.  We had net earnings of $303 million and $355 million for the three and six months ended June 30, 2023, respectively, and net earnings of $674 million and $970 million for the three and six months ended June 30, 2022, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2023, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of June 30, 2023, Liberty had $148 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of June 30, 2023 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$51
Corporate and other	260
Total Liberty SiriusXM Group	$311
Braves Group
Corporate and other	$131
Total Braves Group	$131
Formula One Group
Formula 1	$1,055
Corporate and other	434
Total Formula One Group	$1,489

Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash, except through dividends. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. As of June 30, 2023, Formula 1 has not made any distributions to Liberty. Subsequent to June 30, 2023, Formula 1 distributed $300 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of June 30, 2023, Liberty had $1,075 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 7 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings, Formula 1 and Braves Holdings are in compliance with their debt covenants as of June 30, 2023.

	Six months ended
	June 30,
	2023	2022

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$854	887
Braves Group cash provided (used) by operating activities	36	100
Formula One Group cash provided (used) by operating activities	308	234
Net cash provided (used) by operating activities	$1,198	1,221
Liberty SiriusXM Group cash provided (used) by investing activities	$(377)	(280)
Braves Group cash provided (used) by investing activities	(30)	34
Formula One Group cash provided (used) by investing activities	(304)	(129)
Net cash provided (used) by investing activities	$(711)	(375)
Liberty SiriusXM Group cash provided (used) by financing activities	$(528)	(711)
Braves Group cash provided (used) by financing activities	4	(105)
Formula One Group cash provided (used) by financing activities	(250)	(227)
Net cash provided (used) by financing activities	$(774)	(1,043)

Liberty’s primary uses of cash during the six months ended June 30, 2023 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $524 million of net debt repayments, $140 million of capital expenditures and $137 million of investments in equity securities, which were primarily funded by cash on hand and the quarterly cash dividend from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash were additions to property and equipment, repurchase and retirement of outstanding Sirius XM Holdings common stock, dividends paid to stockholders and debt repayments. Sirius XM Holdings’ uses of cash were funded by borrowings of debt and cash provided by operating activities. During the six months ended June 30, 2023, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $188 million, of which Liberty received $155 million. On July 26, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0242 per share of common stock payable on August 30, 2023 to stockholders of record as of the close of business on August 8, 2023.

During the six months ended June 30, 2023, Formula 1’s primary use of cash was $40 million of capital expenditures, funded by cash from operations.

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

Results of Operations—Businesses

Sirius XM Holdings.  Sirius XM Holdings operates two complementary audio entertainment businesses, SiriusXM and Pandora and Off-platform.

SiriusXM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the U.S. on a subscription fee basis. SiriusXM’s packages include live, curated and certain exclusive and on demand programming. The SiriusXM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and SiriusXM’s website. The SiriusXM service is also available through its in-car user interface, called “360L,” which combines SiriusXM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.

The primary source of revenue for the SiriusXM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. SiriusXM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of June 30, 2023, the SiriusXM business had approximately 34.0 million subscribers.

In addition to its audio entertainment businesses, SiriusXM provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers.  SiriusXM also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service and real-time weather services in boats and airplanes. The SiriusXM business also holds a 70% equity interest and 33% voting interest in Sirius XM Canada.

The Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select SiriusXM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of June 30, 2023, Pandora had approximately 6.2 million subscribers.

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

As of June 30, 2023, there is an approximate 17% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
SiriusXM:
Subscriber revenue	$1,597	1,588	3,160	3,170
Advertising revenue	44	50	85	97
Equipment revenue	47	45	93	98
Other revenue	33	38	65	75
Total SiriusXM revenue	1,721	1,721	3,403	3,440
Pandora and Off-platform:
Subscriber revenue	129	131	257	262
Advertising revenue	400	402	734	738
Total Pandora and Off-platform revenue	529	533	991	1,000
Total revenue	2,250	2,254	4,394	4,440
Operating expenses (excluding stock-based compensation included below):
SiriusXM cost of services	(677)	(668)	(1,340)	(1,317)
Pandora and Off-platform cost of services	(375)	(367)	(727)	(697)
Subscriber acquisition costs	(93)	(91)	(183)	(181)
Selling, general and administrative expenses (excluding legal settlement)	(331)	(386)	(677)	(754)
Other operating expenses	(72)	(63)	(140)	(122)
Adjusted OIBDA	702	679	1,327	1,369
Impairment, restructuring and acquisition costs, net of recoveries	(18)	(1)	(50)	(1)
Legal settlements and reserves	(24)	—	(24)	—
Stock-based compensation	(42)	(47)	(87)	(92)
Depreciation and amortization	(154)	(152)	(315)	(304)
Operating income	$464	479	851	972

SiriusXM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue increased approximately 1% during the three months ended June 30, 2023, as compared to the corresponding period in the prior year, primarily driven by an increase in self-pay revenue, partially offset by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions. Subscriber revenue decreased less than 1% during the six months ended June 30, 2023, as compared to the corresponding period in the prior year, primarily driven by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions and lower revenue generated from connected vehicle services, partially offset by an increase in self-pay revenue.

SiriusXM Advertising revenue includes the sale of advertising on SiriusXM’s non-music channels. Advertising revenue decreased approximately 12% for each of the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, primarily due to a decrease in the number of spots sold and aired, primarily on news and entertainment channels.

SiriusXM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased approximately 4% for the three months ended June 30, 2023, as compared to the corresponding period in the prior year, driven by increased chipset production, partially offset by lower royalty rates. Equipment revenue decreased approximately 5% for the six months ended June 30, 2023, as compared to the corresponding period in the prior year, driven by lower royalty rates, partially offset by increased chipset production.

SiriusXM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 13% for each of the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, driven by lower revenue generated by SiriusXM’s connected vehicle services and lower royalty revenue generated by Sirius XM Canada.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus, Pandora Premium and Stitcher subscriptions. Pandora and off-platform subscriber revenue decreased 2% during each of the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, primarily driven by a decrease in the Pandora Plus subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue decreased less than 1% and 1% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to lower streaming sell-through, partially offset by higher podcasting revenue.

SiriusXM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 2% for each of the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, driven by higher web streaming royalty rates.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs decreased 2% for the three months ended June 30, 2023, as compared to the corresponding period in the prior year, driven by lower license costs. Programming and content costs increased 2% for the six months ended June 30, 2023, as compared to the corresponding period in the prior year, driven by higher content licensing costs and live performance production costs.
●	Customer Service and Billing includes costs associated with the operation and management of SiriusXM’s internal and third party customer service centers and SiriusXM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs decreased 4% and 2% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by lower call center costs, partially offset by higher transaction costs.
●	Other includes costs associated with the operation and maintenance of SiriusXM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SiriusXM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SiriusXM’s direct to consumer distribution channels. Other costs of services increased 16% and 7% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by higher 360L platform and streaming costs and higher personnel-related costs. The increase for the six months ended June 30, 2023, as compared to the corresponding period in the prior year, was also driven by higher inventory reserves.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services increased 2% and 4% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 4% and 6% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to higher podcast revenue share driven by growth in podcast advertising revenue as well as higher royalty expense due to costs related to an increase in certain web streaming royalty rates.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content increased 23% and 35% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to higher podcast license fees as well as higher live event costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs increased 9% during the three months ended June 30, 2023, as compared to the corresponding period in the prior year, primarily driven by higher bad debt expense, partially offset by lower transaction fees. Customer service and billing costs decreased 2% during the six months ended June 30, 2023, as compared to the corresponding period in the prior year, primarily driven by lower transaction fees, partially offset by higher bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 50% and 39% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by lower colocation and personnel-related costs as well as lower streaming costs resulting from a decline in listener hours.

Subscriber acquisition costs are costs only associated with SiriusXM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three and six months ended June 30, 2023, subscriber acquisition costs increased 2% and 1%, respectively, as compared to the corresponding periods in the prior year. Higher hardware subsidies driven by installations, which grew due to increased production by automakers, were offset by lower commission and hardware subsidy rates.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and six months ended June 30, 2023, selling, general and administrative expense decreased 14% and 10%, respectively, as compared to the corresponding periods in the prior year, primarily due a decrease in streaming marketing expenditures and marketing to support Sirius XM Holdings’ brands, partially offset by higher legal costs and higher personnel-related benefits attributed to Sirius XM Holdings’ deferred compensation plan.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SiriusXM’s radios into new vehicles manufactured by automakers. For the three and six months ended June 30, 2023 other operating expenses increased approximately 14% and 15%, respectively, as compared to the corresponding periods in the prior year, driven by higher personnel-related and cloud hosting costs.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges, net of insurance recoveries, restructuring expenses associated with the abandonment of certain leased office spaces, employee severance charges associated with organizational changes and acquisition costs. During the three months ended June 30, 2023, Sirius XM Holdings recorded impairments primarily related to terminated software projects of $10 million, restructuring costs of $5 million and a cost-method investment impairment of $2 million. During the six months ended June 30, 2023, Sirius XM Holdings recorded $23 million associated with severance and other related costs, impairments primarily related to terminated software projects of $13 million, vacated office space impairments of $7 million, restructuring costs of $5 million and a cost-method investment impairment of $2 million. During the three months ended June 30, 2022, Sirius XM Holdings recorded $1 million of acquisition costs. During the six months ended June 30, 2022, Sirius XM Holdings recorded $3 million of acquisition costs which was partially offset by $2 million of other impairment costs.

Stock-based compensation decreased 11% and 5% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to decreases in SiriusXM’s stock-based compensation.

Depreciation and amortization expense increased 1% and 4% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily driven by an increase in capitalized software and hardware.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of entering into race promotion, broadcasting and advertising and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2023 World Championship calendar was originally scheduled to have 23 Events. However, following the cancellation of the Emilia-Romagna Grand Prix at Imola (the “Imola Event”) due to severe flooding in the region, and confirmation that it would not be replaced in May 2023, 22 Events are scheduled to take place. The cancellation of the Imola Event resulted in one less race taking place in each of the three and six months ending June 30, 2023, as compared to the corresponding periods in the prior year. The 2022 World Championship calendar was also originally scheduled to have 23 Events. However, following the cancellation of the Russian Grand Prix, and confirmation that it would not be replaced in May 2022, only 22 Events took place.

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Primary Formula 1 revenue	$618	628	932	915
Other Formula 1 revenue	106	116	173	189
Total Formula 1 revenue	724	744	1,105	1,104
Operating expenses (excluding stock-based compensation):
Cost of Formula 1 revenue	(519)	(534)	(725)	(729)
Selling, general and administrative expenses	(50)	(56)	(108)	(99)
Adjusted OIBDA	155	154	272	276
Stock-based compensation	(1)	(1)	(1)	(1)
Depreciation and amortization	(82)	(88)	(164)	(176)
Operating income (loss)	$72	65	107	99

Number of Events	6	7	8	9

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

Primary Formula 1 revenue decreased $10 million and increased $17 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. Despite one less Event taking place during each of the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, race promotion revenue increased due to contractual increases in fees and sponsorship revenue increased due to revenue from new sponsors and additional revenue from existing sponsors. Media rights revenue decreased during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year due to the pro-rata recognition of season-based revenue, partially offset by continued growth in F1 TV subscription revenue and the effect of contractual increases in season-based fees.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from Events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue decreased $10 million and $16 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to lower freight income, driven by lower air freight charter costs, partially offset by increased licensing income.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Team payments	$(344)	(368)	(456)	(468)
Other costs of Formula 1 revenue	(175)	(166)	(269)	(261)
Cost of Formula 1 revenue	$(519)	(534)	(725)	(729)

Cost of Formula 1 revenue decreased $15 million and $4 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The decreases in team payments during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, were attributable to the pro rata recognition of expected team payments, with one less Event having taken place in each period, partially offset by an expectation of increased team payments for the full year.

Other costs of Formula 1 revenue include costs incurred in the provision and sale of freight, travel and logistical costs, hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs also include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and costs related to Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services, digital and social media activities and costs of promoting, organizing and delivering the new Las Vegas Grand Prix. These costs are largely variable in nature and relate directly to total Formula 1 revenue opportunities. Other costs increased $9 million and $8 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to increased hospitality costs, driven by cost inflation and increased attendance at most Events, unavoidable hospitality and other costs related to the Imola Event prior to its cancellation, higher commissions and partner servicing costs associated with increased Primary F1 revenue streams, higher travel costs, and certain early stage costs of promoting, organizing and delivering the new Las Vegas Grand Prix, partially offset by significantly lower air freight charter costs and lower regulatory and other FIA support costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $6 million during the three months ended June 30, 2023, as compared to the corresponding period in the prior year, driven by lower personnel and legal costs and foreign exchange favorability, partially offset by higher marketing, property and information technology costs, primarily due to the Las Vegas Grand Prix. Selling, general and administrative expenses increased $9 million during the six months ended June 30, 2023, as compared to the corresponding periods in the prior year, primarily due to higher personnel, information technology and marketing costs, due in part to the Las Vegas Grand Prix, partially offset by lower foreign currency exchange losses and lower legal costs.

Stock-based compensation was flat during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $6 million and $12 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

Braves Holdings.   Braves Holdings indirectly owns and operates ANLBC. In addition, Braves Holdings indirectly owned and operated three Professional Development League clubs (the Gwinnett Stripers, Mississippi Braves and Rome

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

Operating results attributable to Braves Holdings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Baseball revenue	$254	247	272	258
Mixed-Use Development revenue	16	13	29	25
Total Braves Holdings revenue	270	260	301	283
Operating expenses (excluding stock-based compensation included below):
Other operating expenses	(197)	(175)	(236)	(198)
Selling, general and administrative expenses	(26)	(28)	(44)	(45)
Adjusted OIBDA	47	57	21	40
Impairment, restructuring and acquisition costs, net of recoveries	(1)	—	(1)	—
Stock-based compensation	(2)	(2)	(4)	(4)
Depreciation and amortization	(19)	(18)	(34)	(36)
Operating income (loss)	$25	37	(18)	—

Regular season home games	43	41	43	41

Revenue includes amounts generated from Braves Holdings’ baseball and development operations. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue (including national and local broadcast rights). Mixed-Use Development revenue is derived primarily from rental income.  Braves Holdings revenue increased $10 million and $18 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. Baseball revenue increased during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, due to an increase in the number of regular season and Spring Training home games and increased ticket demand and attendance during 2023, driving increases in ballpark operations revenue. Mixed-Use Development revenue increased during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, due to rental income related to new lease agreements and tenant recoveries.

Other operating expenses primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2023, other operating expenses increased $22 million and $38 million, respectively, as compared to the corresponding periods in the prior year, primarily driven by increases in player salaries, MLB shared expenses, baseball operations expenses and facility and game day expenses for regular season and spring training games.

Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expenses were relatively flat for each of the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year.

Impairment, restructuring and acquisition costs, net of recoveries include charges associated with hurricane damage to the Atlanta Braves’ spring training facility located in North Port, Florida.

Stock-based compensation was flat during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year.

Depreciation and amortization increased $1 million during the three months ended June 30, 2023, as compared to the corresponding period in the prior year, due to an increase in amortization expense related to amateur player rights. Depreciation and amortization decreased $2 million during the six months ended June 30, 2023, as compared to the corresponding period in the prior year, due to various assets becoming fully depreciated.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,598	7.0%	$11,050	3.8%
Braves Group	$50	6.7%	$493	4.4%
Formula One Group	$346	7.7%	$2,606	3.5%

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

At June 30, 2023, the fair value of our marketable equity securities was $148 million. Had the market price of such securities been 10% lower at June 30, 2023, the aggregate value of such securities would have been approximately $15 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at June 30, 2023 the aggregate value of such security would have been $635 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes “Legal Proceedings” under Item 3 of Part I. Refer to note 8 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in Liberty’s risk factors from those disclosed in Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-268921) filed with the Securities and Exchange Commission on June 8, 2023, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Events beyond Formula 1’s control may cause one or more Events to be cancelled or postponed or prevent Formula 1 from providing an international television feed, each of which could result in the loss of revenue under Formula 1’s commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, parties to our race promotion contracts terminating those contracts, embargoes or sanctions, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. Most recently, during the 2023 season, the Emilia-Romagna Grand Prix was cancelled due to severe flooding in the region. Additionally, due to circumstances arising from Russia’s invasion of Ukraine, the 2022 Russian Grand Prix was cancelled. During the 2021 and 2020 seasons, a numbers of Events were cancelled and/or replaced due to the COVID-19 pandemic. As a general matter, Formula 1’s insurance policies do not cover the cancellation of an Event. Whether a race promoter is required to pay Formula 1 the race promotion fee with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock and no repurchases of Series C Liberty SiriusXM common stock, Liberty Braves common stock or Liberty Formula One common stock during the three months ended June 30, 2023. As of June 30, 2023, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

II-1

During the three months ended June 30, 2023, no shares of Liberty Formula One common stock, Liberty SiriusXM common stock or Liberty Braves common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

LIBERTY MEDIA CORPORATION
Date:	August 4, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 4, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3