Form 10-Q
period 2023-09-30
Liberty Media Corp
filed 2023-11-03
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	37-1699499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Liberty SiriusXM Common Stock	LSXMA	The Nasdaq Stock Market LLC
Series B Liberty SiriusXM Common Stock	LSXMB	The Nasdaq Stock Market LLC
Series C Liberty SiriusXM Common Stock	LSXMK	The Nasdaq Stock Market LLC
Series A Liberty Formula One Common Stock	FWONA	The Nasdaq Stock Market LLC
Series C Liberty Formula One Common Stock	FWONK	The Nasdaq Stock Market LLC
Series A Liberty Live Common Stock	LLYVA	The Nasdaq Stock Market LLC
Series C Liberty Live Common Stock	LLYVK	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2023 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,128,712	9,767,336	218,681,869
Liberty Formula One common stock	23,981,960	2,437,583	208,147,320
Liberty Live common stock	25,558,625	2,546,146	63,578,234

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2023	December 31, 2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,112	2,246
Trade and other receivables, net	808	837
Other current assets	705	768
Total current assets	3,625	3,851
Investments in affiliates, accounted for using the equity method (note 6)	1,145	952

Property and equipment, at cost	3,957	4,481
Accumulated depreciation	(1,952)	(2,226)
	2,005	2,255
Intangible assets not subject to amortization:
Goodwill	19,165	19,341
FCC licenses	8,600	8,600
Other	1,242	1,366
	29,007	29,307
Intangible assets subject to amortization, net	3,941	4,288
Other assets	1,792	1,811
Total assets	$41,515	42,464

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,715	1,856
Current portion of debt, including $274 million and $1,394 million measured at fair value, respectively (note 7)	827	1,679
Deferred revenue	2,024	1,773
Other current liabilities	110	102
Total current liabilities	4,676	5,410
Long-term debt, including $2,850 million and $1,937 million measured at fair value, respectively (note 7)	14,836	14,953
Deferred income tax liabilities	2,040	2,101
Other liabilities	724	874
Total liabilities	$22,276	23,338

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2023	December 31, 2022

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,128,712 shares at September 30, 2023 and 98,093,908 shares at December 31, 2022 (note 2)	1	1
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,981,960 shares at September 30, 2023 and 23,974,052 shares at December 31, 2022 (note 2)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at September 30, 2023; issued and outstanding 25,558,625 shares at September 30, 2023 (note 2)	—	NA
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2022; issued and outstanding 10,314,744 shares at December 31, 2022 (note 2)	NA	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,767,336 shares at September 30, 2023 and 9,802,232 at December 31, 2022 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,437,583 shares at September 30, 2023 and 2,445,666 shares at December 31, 2022 (note 2)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares at September 30, 2023; issued and outstanding 2,546,146 shares at September 30, 2023 (note 2)	—	NA
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2022; issued and outstanding 981,262 at December 31, 2022 (note 2)	NA	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 218,679,831 shares at September 30, 2023 and 218,618,614 shares at December 31, 2022 (note 2)	2	2
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 208,137,606 shares at September 30, 2023 and 207,445,741 shares at December 31, 2022 (note 2)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at September 30, 2023; issued and outstanding 63,578,234 shares at September 30, 2023 (note 2)	1	NA
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2022; issued and outstanding 41,749,434 shares at December 31, 2022 (note 2)	NA	—
Additional paid-in capital	1,298	1,408
Accumulated other comprehensive earnings (loss), net of taxes	(10)	(39)
Retained earnings	14,953	14,589
Total stockholders' equity	16,247	15,963
Noncontrolling interests in equity of subsidiaries	2,992	3,163
Total equity	19,239	19,126
Commitments and contingencies (note 8)
Total liabilities and equity	$41,515	42,464

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,271	2,280	6,665	6,720
Formula 1 revenue	887	715	1,992	1,819
Other revenue	49	252	350	535
Total revenue	3,207	3,247	9,007	9,074
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	730	709	2,162	2,090
Programming and content	153	156	456	448
Customer service and billing	117	122	363	373
Other	57	54	163	166
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	615	494	1,340	1,223
Subscriber acquisition costs	87	86	270	267
Other operating expense	110	253	508	590
Selling, general and administrative	469	525	1,445	1,527
Impairment, restructuring and acquisition costs, net of recoveries (note 8)	6	74	57	75
Depreciation and amortization	234	268	751	790
	2,578	2,741	7,515	7,549
Operating income (loss)	629	506	1,492	1,525
Other income (expense):
Interest expense	(196)	(179)	(592)	(497)
Share of earnings (losses) of affiliates, net (note 6)	138	111	218	158
Realized and unrealized gains (losses) on financial instruments, net (note 5)	11	106	(131)	545
Other, net	(14)	20	50	87
	(61)	58	(455)	293
Earnings (loss) before income taxes	568	564	1,037	1,818
Income tax (expense) benefit	(125)	(130)	(239)	(414)
Net earnings (loss)	443	434	798	1,404
Less net earnings (loss) attributable to the noncontrolling interests	58	46	145	164
Less net earnings (loss) attributable to redeemable noncontrolling interest	—	(3)	—	(13)
Net earnings (loss) attributable to Liberty stockholders	$385	391	653	1,253

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$307	305	656	1,040
Liberty Formula One common stock	118	108	125	184
Liberty Live common stock	(19)	NA	(19)	NA
Liberty Braves common stock	(21)	(22)	(109)	29
	$385	391	653	1,253

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	$0.94	0.93	2.01	3.16
Series A, B and C Liberty Formula One common stock	$0.50	0.46	0.53	0.79
Series A, B and C Liberty Live common stock	$(0.21)	NA	(0.21)	NA
Series A, B and C Liberty Braves common stock	$(0.40)	(0.42)	(2.06)	0.55
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock	$0.89	0.82	1.89	2.89
Series A, B and C Liberty Formula One common stock	$0.39	0.31	0.37	0.60
Series A, B and C Liberty Live common stock	$(0.21)	NA	(0.21)	NA
Series A, B and C Liberty Braves common stock	$(0.40)	(0.42)	(2.06)	0.39

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$443	434	798	1,404
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(11)	(36)	5	(50)
Credit risk on fair value debt instruments gains (losses)	34	(26)	11	29
Unrealized holding gains (losses) arising during the period	1	—	—	4
Share of other comprehensive earnings (loss) of equity affiliates	(11)	(5)	25	(1)
Recognition of previously unrealized (gains) losses on debt	21	(11)	(13)	(25)
Comprehensive earnings (loss)	477	356	826	1,361
Less comprehensive earnings (loss) attributable to the noncontrolling interests	56	41	145	158
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interest	—	(3)	—	(13)
Comprehensive earnings (loss) attributable to Liberty stockholders	$421	318	681	1,216

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$269	241	624	1,018
Liberty Formula One common stock	132	99	125	165
Liberty Live common stock	41	NA	41	NA
Liberty Braves common stock	(21)	(22)	(109)	33
	$421	318	681	1,216

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$798	1,404
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	751	790
Stock-based compensation	173	173
Non-cash impairment and restructuring costs	21	73
Share of (earnings) loss of affiliates, net	(218)	(158)
Realized and unrealized (gains) losses on financial instruments, net	131	(545)
Deferred income tax expense (benefit)	9	277
Other, net	34	(27)
Changes in operating assets and liabilities
Current and other assets	(161)	(102)
Payables and other liabilities	343	(145)
Net cash provided (used) by operating activities	1,881	1,740
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(217)	(41)
Cash proceeds from dispositions	111	149
Cash (paid) received for acquisitions, net of cash acquired	—	(136)
Capital expended for property and equipment, including internal-use software and website development	(863)	(555)
Other investing activities, net	(21)	77
Net cash provided (used) by investing activities	(990)	(506)
Cash flows from financing activities:
Borrowings of debt	3,766	3,622
Repayments of debt	(4,308)	(3,948)
Liberty stock repurchases	—	(395)
Subsidiary shares repurchased by subsidiary	(274)	(599)
Cash dividends paid by subsidiary	(48)	(233)
Taxes paid in lieu of shares issued for stock-based compensation	(61)	(109)
Atlanta Braves Holdings, Inc. Split-Off	(188)	—
Other financing activities, net	66	82
Net cash provided (used) by financing activities	(1,047)	(1,580)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	(156)	(359)
Cash, cash equivalents and restricted cash at beginning of period	2,276	2,924
Cash, cash equivalents and restricted cash at end of period	$2,120	2,565

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2023	2022

	amounts in millions
Cash and cash equivalents	$2,112	2,246
Restricted cash included in other current assets	—	22
Restricted cash included in other assets	8	8
Total cash and cash equivalents and restricted cash at end of period	$2,120	2,276

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended September 30, 2023

	Stockholders' equity
															Accumulated		Noncontrolling
														Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Formula One			Liberty Live			Liberty Braves			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2023	$—	1	—	2	—	—	2	NA	NA	NA	—	—	—	1,469	(47)	14,857	2,995	19,279
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	385	58	443
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36	—	(2)	34
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	60	—	—	9	69
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(33)	—	—	—	(33)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	6	—	—	(78)	(72)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	—	36	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Atlanta Braves Holdings, Inc. Split-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(173)	1	—	(11)	(183)
Formula One Distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)	—	(289)
Reclassification	—	—	—	—	—	—	—	—	—	1	—	—	—	(1)	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	—	—	2
Balance at September 30, 2023	$—	1	—	2	—	—	2	—	—	1	—	—	—	1,298	(10)	14,953	2,992	19,239

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Nine Months ended September 30, 2023

	Stockholders' equity
															Accumulated		Noncontrolling
														Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Formula One			Liberty Live			Liberty Braves			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	1	—	2	—	—	2	NA	NA	NA	—	—	—	1,408	(39)	14,589	3,163	19,126
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	653	145	798
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	161	—	—	25	186
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	—	—	(61)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	46	—	—	(320)	(274)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(50)	—	—	54	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48)	(48)
Atlanta Braves Holdings, Inc. Split-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(173)	1	—	(11)	(183)
Formula One Distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)	—	(289)
Reclassification	—	—	—	—	—	—	—	—	—	1	—	—	—	(1)	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	—	(16)	(48)
Balance at September 30, 2023	$—	1	—	2	—	—	2	—	—	1	—	—	—	1,298	(10)	14,953	2,992	19,239

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom. Liberty’s most significant subsidiaries include Sirius XM Holdings Inc. ("Sirius XM Holdings") and Delta Topco Limited (the parent company of Formula 1). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. ("Live Nation").

Braves Holdings, LLC ("Braves Holdings") was a subsidiary of the Company until the Split-Off (defined below) on July 18, 2023. Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

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

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others, other than Liberty’s equity interest in Atlanta Braves Holdings, as described in note 2. These agreements include Reorganization Agreements (in the case of Qurate Retail, Liberty Broadband and Atlanta Braves Holdings only), Services Agreements, Facilities Sharing Agreements, Tax Sharing Agreements (in the case of Liberty Broadband and Atlanta Braves Holdings only), Aircraft Time Sharing Agreement (in the case of Atlanta Braves Holdings only) and a Registration Rights Agreement

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(in the case of Atlanta Braves Holdings only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Liberty Broadband and Atlanta Braves Holdings, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings. Under these various agreements, approximately $12 million and $4 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2023 and 2022, respectively, and approximately $20 million and $16 million were reimbursed to Liberty during the nine months ended September 30, 2023 and 2022, respectively.

In connection with Liberty’s employment arrangement with Gregory B. Maffei, Liberty’s President and Chief Executive Officer, pursuant to the Services Agreements between Liberty and each of TripCo, Liberty Broadband, Qurate Retail and Atlanta Braves Holdings (collectively, the “Service Companies”), components of Mr. Maffei's compensation are either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the respective services agreement, which are subject to adjustment on an annual basis and upon the occurrence of certain events.

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

Braves Holdings revenue was seasonal, for the periods included herein, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

(2) Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the previously announced split-off (the “Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings. The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group, which were settled and extinguished in connection with the Split-Off.

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks — Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Liberty Formula One Group (the “Formula One Group”) and Liberty Live Group (the “Reclassification”). As a result of the Reclassification, each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One common stock was reclassified into one share of the corresponding series of new Liberty Formula One common stock and 0.0428 of a share of the corresponding series of Liberty Live common stock.

Each of the Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. The Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

While the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, the Liberty SiriusXM Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. As of September 30, 2023, the Liberty SiriusXM Group is comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”) and related financial instruments, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty and an interest in Atlanta Braves Holdings related to the settlement of Liberty SiriusXM Group’s intergroup interest in the Braves Group, detailed below. As of September 30, 2023, the Liberty SiriusXM Group had cash and cash equivalents of approximately $327 million, which included $53 million of subsidiary cash. During the nine months ended September 30, 2023, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $281 million, of which Liberty received $233 million. On October 25, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock payable on November 29, 2023 to stockholders of record as of the close of business on November 7, 2023.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group. As of September 30, 2023, the Formula One Group is comprised of Liberty’s interest in Formula 1, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of September 30, 2023, the Formula One Group had cash and cash equivalents of approximately $1,470 million, which included $947 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of September 30, 2023, the Liberty Live Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Formula One Group, including Liberty’s interest in Live Nation, cash, certain public and private assets previously attributed to the Formula One Group, Liberty’s 2.375% Exchangeable Senior Debentures due 2053, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Prior to the Split-Off, the Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. The Braves Group was comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Atlanta Braves”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash.

As of December 31, 2022, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group previously held by the Formula One Group, 1,811,066 notional shares represented a 2.9% intergroup interest in the Braves Group previously held by the Liberty SiriusXM Group and 4,165,288 notional shares represented a 1.7% intergroup interest in the Formula One Group previously held by the Liberty SiriusXM Group.

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

In connection with the Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock (the “Formula One Distribution”). Within one-year of the Split-Off, Liberty intends to either exchange the shares of Atlanta Braves Holdings Series C common stock attributed to the Liberty SiriusXM Group with one or more third party lenders to satisfy certain debt obligations attributed to the Liberty SiriusXM Group or dispose of such shares in one or more public or private sale transactions.

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

In connection with the Formula One Distribution, for Liberty employees, directors, and Formula 1 employees, the number of shares subject to stock options of Series C Liberty Formula One common stock as well as the corresponding exercise price were adjusted to preserve the intrinsic value of the Series C Liberty Formula One common stock options and the ratio of the exercise price to the Series C Liberty Formula One common stock market price pre-ex-dividend date.

In connection with the Reclassification, and with respect to Liberty employees and directors, each holder of an outstanding option award to purchase shares of Series C common stock of Liberty SiriusXM or Liberty Formula One

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

received a new option award to purchase shares of Series C common stock of Liberty SiriusXM or Liberty Formula One, respectively, along with new option awards to purchase Series C Liberty Live common stock with appropriate adjustments being made to determine the number of shares and applicable exercise price subject to each such award after giving effect to the Reclassification.  These adjustments were designed to preserve the intrinsic value and the ratio of the exercise price to market price associated with each original Series C common stock of Liberty SiriusXM or Liberty Formula One option award prior to the Reclassification.

In connection with the Reclassification, and with respect to Formula 1 employees, each holder of an outstanding option award to purchase shares of Series C Liberty Formula One common stock received a new option award to purchase shares of Series C Liberty Formula One common stock with appropriate adjustments being made to determine the number of shares and applicable exercise price subject to each such award after giving effect to the Reclassification.  These adjustments were designed to preserve the intrinsic value and the ratio of the exercise price to market price associated with each original Series C Liberty Formula One common stock option award prior to the Reclassification.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$10	10	25	26
Customer service and billing	1	1	4	4
Other	2	1	4	4
Other operating expense	11	10	33	27
Selling, general and administrative	39	39	107	112
	$63	61	173	173

Liberty—Grants of Awards

Options granted during the nine months ended September 30, 2023 are summarized as follows:

	Nine Months Ended
	September 30, 2023
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	19	$8.98
Series C Liberty SiriusXM common stock, Liberty CEO (2)	370	$10.34
Series C Liberty Formula One common stock, Liberty employees and directors (1)	8	$28.17
Series C Liberty Formula One common stock, Formula 1 employee (3)	71	$30.70
Series C Liberty Braves common stock, Liberty employees and directors (1)	3	$14.24
(1)	Grants vest between two and three years.
(2)	Grant cliff vests on December 29, 2023. Grant was made in connection with the CEO’s employment agreement.
(3)	Grant vests in equal quarterly installments over 2023.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Formula One, Liberty Live or Liberty Braves common stock during the nine months ended September 30, 2023.

Also during the nine months ended September 30, 2023, the Company granted 31 thousand and 81 thousand performance-based RSUs of Series C common stock of Liberty Braves and Liberty Formula One, respectively, to our CEO.  The RSUs had a GDFV of $34.44 per share and $75.12 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	6,862	$39.83
Granted	389	$31.03
Exercised	(212)	$32.61
Forfeited/Cancelled	(1,243)	$31.30
Reclassification adjustment	167	$28.88
Outstanding at September 30, 2023	5,963	$29.07	3.0	years	$2
Exercisable at September 30, 2023	3,632	$28.60	2.3	years	$—

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2023	7,086	$36.18
Granted	79	$74.61
Exercised	(872)	$30.21
Forfeited/Cancelled	—	$—
Formula One Distribution adjustment	188	$36.36
Reclassification adjustment	(101)	$38.36
Outstanding at September 30, 2023	6,380	$36.67	3.3	years	$164
Exercisable at September 30, 2023	4,978	$34.72	3.1	years	$138

Liberty Live

Series C
				Weighted		Aggregate
				average		intrinsic
	Liberty			remaining		value
	options (000's)	WAEP		life		(millions)
Outstanding at January 1, 2023	NA	$	NA
Granted	—		$—
Exercised	—		$—
Forfeited/Cancelled	—		$—
Reclassification adjustment	1,603		$42.68
Outstanding at September 30, 2023	1,603		$42.68	3.0	years	$1
Exercisable at September 30, 2023	961		$42.29	2.3	years	$1

Liberty Braves

	Series C
				Weighted	Aggregate
				average	intrinsic
	Liberty			remaining	value
	options (000's)	WAEP		life	(millions)
Outstanding at January 1, 2023	3,108		$26.17
Granted	3		$37.50
Exercised	(151)		$18.42
Forfeited/Cancelled	(4)		$22.75
Split-Off	(2,956)		$26.59
Outstanding at September 30, 2023	NA	$	NA	NA	NA
Exercisable at September 30, 2023	NA	$	NA	NA	NA

As of September 30, 2023, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $11 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of September 30, 2023, Liberty reserved 6.0 million shares, 6.4 million shares and 1.6 million shares of Series C common stock of Liberty SiriusXM, Liberty Formula One and Liberty Live, respectively, for issuance under exercise privileges of outstanding stock options.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the nine months ended September 30, 2023. As of September 30, 2023, Sirius XM Holdings has approximately 127 million options outstanding of which approximately 84 million are exercisable, each with a WAEP per share of $5.55 and $5.42, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of September 30, 2023 is $20 million and $19 million, respectively. During the nine months ended September 30, 2023, Sirius XM Holdings granted approximately 45 million nonvested RSUs with a GDFV per share of $4.72. Stock-based compensation expense related to Sirius XM Holdings was $48 million and $51 million for the three months ended September 30, 2023 and 2022, respectively, and $135 million and $143 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $479 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2023 are approximately 24 million and 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 1 million and 3 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, 2 million and 2 million potentially dilutive shares of Series A and Series C Liberty Live common stock and 2 million and 7 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, respectively, primarily due to warrants issued in connection with the Bond Hedge Transaction (as defined in note 7) and shares of Liberty Braves common stock and Liberty Formula One common stock underlying the intergroup interests (prior to settlement / extinguishment), because their inclusion would be antidilutive. The warrant transactions (as described in note 7) may have a dilutive effect with respect to the shares comprising the basket of Liberty’s tracking stocks as specified in the indenture, as amended, related to the Convertible Notes (the “Securities Basket”) underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The warrants and any potential future settlement are attributed to the Liberty SiriusXM Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	numbers of shares in millions
Basic WASO	327	327	327	329
Potentially dilutive shares (a)	25	18	21	19
Diluted WASO (b)	352	345	348	348
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048 and 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which may be settled in shares of Series A Liberty SiriusXM common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. As disclosed in note 7, the settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

Additionally, a hypothetical mark-to-market adjustment on the shares of Series A Liberty SiriusXM common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$307	305	656	1,040
Adjustments	6	(23)	1	(36)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$313	282	657	1,004

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	numbers of shares in millions
Basic WASO	235	233	234	233
Potentially dilutive shares (a)	9	13	7	10
Diluted WASO (b)	244	246	241	243
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As described in note 2, the Liberty SiriusXM Group’s intergroup interest in the Formula One Group was settled and extinguished on July 12, 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which was generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest was dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$118	108	125	184
Adjustments	(23)	(32)	(37)	(39)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$95	76	88	145

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	numbers of shares in millions
Basic WASO	92	NA	92	NA
Potentially dilutive shares (a)	—	NA	—	NA
Diluted WASO (b)	92	NA	92	NA
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	A hypothetical mark-to-market adjustment on the shares of Series A Liberty Live common stock included in the Securities Basket underlying the warrants is included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Live stockholders	$(19)	NA	(19)	NA
Adjustments	—	NA	—	NA
Diluted earnings (loss) attributable to Liberty Live stockholders	$(19)	NA	(19)	NA

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following weighted average outstanding shares of common stock.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	numbers of shares in millions
Basic WASO	53	53	53	53
Potentially dilutive shares (a)	—	—	1	9
Diluted WASO (b)	53	53	54	62
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As described in note 2, the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group were settled and extinguished in connection with the Split-Off. The intergroup interests were quasi-equity interests, which were not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group had attributed values in the Braves Group which were generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests were marked to fair value. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock underlie the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were historically used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Following such determination, the market price of Series C Liberty Braves common stock was used for the mark-to-market adjustment for the intergroup interest held by the Liberty SiriusXM Group.

The notional shares representing the intergroup interests had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interests were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interests were dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period. Additionally, prior to the Split-Off, a hypothetical mark-to-market adjustment on the shares of Series A Liberty Braves common stock included in the Securities Basket underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(21)	(22)	(109)	29
Adjustments	—	—	—	(5)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(21)	(22)	(109)	24

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2023			December 31, 2022
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$1,707	1,707	—	2,026	2,026	—
Debt and equity securities	$167	167	—	80	80	—
Financial instrument assets	$210	111	99	393	86	307
Debt	$3,124	—	3,124	3,331	—	3,331

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheets. As of September 30, 2023, $42 million and $168 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2022, $219 million and $174 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Debt and equity securities	$(9)	2	7	(10)
Debt measured at fair value (a)	8	45	(97)	691
Change in fair value of bond hedges (b)	(15)	21	(114)	(248)
Other	27	38	73	112
	$11	106	(131)	545
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a gain of $41 million and loss of $41 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of $11 million and zero net impact for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, the Company recognized $28 million of previously unrecognized losses and $15 million of previously unrecognized gains, respectively, related to the retirement of the 1% Convertible Notes (defined below), the 2.125% Exchangeable Senior Debentures due 2048 and a portion of the Convertible Notes, which was recognized through other, net in the condensed consolidated statements of operations. The cumulative change since issuance was a gain of $60 million as of September 30, 2023, net of the recognition of previously unrecognized gains and losses.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which are expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges are marked-to-market based on the trading price of underlying Series A Liberty SiriusXM, Liberty Braves and Liberty Formula One securities and other observable market data as the significant inputs (Level 2). See note 7 for additional discussion of the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2023 and the carrying amount at December 31, 2022:

	September 30, 2023			December 31, 2022
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	70%	NA	$604	597
Live Nation (a)		NA	NA	158
Other		NA	101	68
Total Liberty SiriusXM Group			705	823

Formula One Group
Other (a)	various	NA	43	34
Total Formula One Group			43	34

Liberty Live Group
Live Nation (a)(b)	30%	$5,783	372	NA
Other (a)		NA	25	NA
Total Liberty Live Group			397	NA

Braves Group
Other	various	NA	NA	95
Total Braves Group			NA	95
Consolidated Liberty			$1,145	952
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.
(b)	See note 7 for details regarding the number and fair value of shares pledged as collateral as of September 30, 2023 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$1	(2)	6	4
Live Nation (a)	50	107	127	140
Other	(6)	(1)	(16)	(4)
Total Liberty SiriusXM Group	45	104	117	140

Formula One Group
Other (a)	2	1	(1)	—
Total Formula One Group	2	1	(1)	—

Liberty Live Group
Live Nation (a)	90	NA	90	NA
Other (a)	—	NA	—	NA
Total Liberty Live Group	90	NA	90	NA

Braves Group
Other	1	6	12	18
Total Braves Group	1	6	12	18
Consolidated Liberty	$138	111	218	158
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

Sirius XM Canada

As of September 30, 2023, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

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

Sirius XM Holdings recorded approximately $27 million and $29 million in revenue during the three months ended September 30, 2023 and 2022, respectively, and $78 million and $84 million in revenue during the nine months ended September 30, 2023 and 2022, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during the three months ended September 30, 2023 and $1 million and less than $1 million during the nine months ended September 30, 2023 and 2022, respectively.

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $14 million and $13 million for the three months ended September 30, 2023 and 2022, respectively, and $39 million and $40 million for the nine months ended September 30, 2023 and 2022, respectively. Sirius XM Holdings also had related party liabilities of $19 million as of both September 30, 2023 and December 31, 2022 related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2023	2023	2022

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$199	209	968
3.75% Convertible Senior Notes due 2028 (1)	575	658	—
2.125% Exchangeable Senior Debentures due 2048 (1)	—	—	382
2.75% Exchangeable Senior Debentures due 2049 (1)	586	567	559
0.5% Exchangeable Senior Debentures due 2050 (1)	NA	NA	920
Sirius XM Holdings Margin Loan	775	775	875
Live Nation Margin Loan	NA	NA	—
Subsidiary notes and loans:
SiriusXM 3.125% Senior Notes due 2026	1,000	993	992
SiriusXM 5.0% Senior Notes due 2027	1,500	1,494	1,492
SiriusXM 4.0% Senior Notes due 2028	2,000	1,984	1,982
SiriusXM 5.50% Senior Notes due 2029	1,250	1,241	1,240
SiriusXM 4.125% Senior Notes due 2030	1,500	1,488	1,487
SiriusXM 3.875% Senior Notes due 2031	1,500	1,486	1,485
Pandora 1.75% Convertible Senior Notes due 2023	20	20	193
SiriusXM Senior Secured Revolving Credit Facility	135	135	80
SiriusXM Incremental Term Loan	500	500	500
Deferred financing costs		(10)	(12)
Total Liberty SiriusXM Group	11,540	11,540	13,143
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	—	—	44
2.25% Convertible Senior Notes due 2027 (1)	475	464	458
Other	59	59	63
Subsidiary notes and loans:
Senior Loan Facility	2,411	2,380	2,389
Deferred financing costs		(6)	(7)
Total Formula One Group	2,945	2,897	2,947
Liberty Live Group
Corporate level notes and loans:
0.5% Exchangeable Senior Debentures due 2050 (1)	62	65	NA
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,161	NA
Live Nation Margin Loan	—	—	NA
Total Liberty Live Group	1,212	1,226	NA
Braves Group
Subsidiary notes and loans:
Notes and loans	NA	NA	546
Deferred financing costs		NA	(4)
Total Braves Group	NA	NA	542
Total debt	$15,697	15,663	16,632
Debt classified as current		(827)	(1,679)
Total long-term debt		$14,836	14,953

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of the Convertible Notes.  Interest on the Convertible Notes was payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. All conversions of the Convertible Notes were settled solely in cash, and not through the delivery of any securities. During the nine months ended September 30, 2023, Liberty paid approximately $662 million to repurchase approximately $591 million aggregate principal amount of the Convertible Notes. The Convertible Notes matured on October 15, 2023 and are classified as a current liability as of September 30, 2023 and December 31, 2022 in the condensed consolidated balance sheets.

Since the date of issuance, the conversion, adjustment and other provisions of the indenture were amended to give effect to certain transactions, including the Split-Off, the Formula One Distribution and the Reclassification, each described in note 2. The consideration due upon conversion of any Convertible Note were determined based on the Securities Basket, consisting of 1.0163 shares of Series A Liberty SiriusXM common stock, 0.2547 of a share of Series A Liberty Formula One common stock and 0.2650 of a share of Liberty Live common stock as of September 30, 2023.

Liberty elected to account for the Convertible Notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction was expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. During the nine months ended September 30, 2023, Liberty received approximately $83 million for the settlement of the portion of the bond hedge related to the repurchase of Convertible Notes described above. As of September 30, 2023, the Bond Hedge Transaction covered, in the aggregate, 4,693,566 shares of Series A Liberty SiriusXM common stock, 1,176,278 shares of Series A Liberty Formula One common stock and 1,223,846 shares of Series A Liberty Live common stock, subject to anti-dilution adjustments pertaining to the Convertible Notes, which is equal to the aggregate number of shares comprising the Securities Basket underlying the Convertible Notes. The bond hedge expired on October 15, 2023 and is included in Other current assets as of September 30, 2023 and December 31, 2022 in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of the Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. During the nine months ended September 30, 2023, Liberty paid approximately $44 million for the settlement of the portion of the obligation under the warrants related to the repurchase of Convertible Notes described above. As of September 30, 2023, the warrants covered, in the aggregate, 4,693,566 shares of Series A Liberty SiriusXM common stock, 1,176,278 shares of Series A Liberty Formula One common stock and 1,223,846 shares of Series A Liberty Live common stock, subject to anti-dilution adjustments. The strike price of the warrants, based on the basket of shares, was $55.6862 per share as of September 30, 2023. As of September 30, 2023, the basket price of the securities underlying the warrants was $48.72 per share, which is the same as the basket price of the securities underlying the Bond Hedge Transaction. The warrants may have a dilutive effect with respect to the shares comprising the Securities Basket underlying the warrants to the extent that the settlement price exceeds the strike price of the warrants, and the warrants are settled in shares comprising such Securities Basket. The remaining warrants were settled with cash subsequent to September 30, 2023.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Convertible Notes, Bond Hedge Transaction and warrants were attributed to the Liberty SiriusXM Group.

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

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of September 30, 2023, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

3.75% Convertible Senior Notes due 2028

On March 10, 2023, Liberty issued $575 million convertible notes at an interest rate of 3.75% per annum, which, at Liberty’s election, are convertible into cash, shares of Series A Liberty SiriusXM common stock or a combination of cash and shares of Series A Liberty SiriusXM common stock and mature on March 15, 2028. As of September 30, 2023, the conversion rate for the notes is approximately 35.4563 shares of Series A Liberty SiriusXM common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $28.20 per share of Series A Liberty SiriusXM common stock. The notes are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in February 2023, Liberty could deliver solely cash to satisfy its exchange obligations. The number of shares of Sirius XM Holdings common stock attributable to a debenture represented an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock were attributable to the debentures. Interest was payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures could be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also had the right to require Liberty to purchase their debentures on April 7, 2023. During the nine months ended September 30, 2023, Liberty paid approximately $387 million to repurchase the remaining $387 million aggregate principal amount of the debentures. The debentures were attributed to the Liberty SiriusXM Group. Liberty elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. Initially, a total of approximately 10 million shares of Live Nation common stock were attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2021. The debentures may be redeemed by Liberty, in whole or in part, on or after September 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. During the nine months ended September 30, 2023, Liberty paid approximately $918 million to repurchase $858 million aggregate principal amount of the debentures. As of September 30, 2023, approximately 1 million shares of Live Nation common stock are attributable to the debentures. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. On August 3, 2023, in connection with the Reclassification, as described in note 2, the debentures were reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

2.375% Exchangeable Senior Debentures due 2053

In September 2023, Liberty closed a private offering of approximately $1.15 billion aggregate principal amount of its 2.375% exchangeable senior debentures due 2053 (the “2.375% Exchangeable Senior Debentures due 2053”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $104.91 per share. A total of approximately 11 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2023. The debentures may be redeemed by Liberty, in whole or in part, on or after September 30, 2028. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 30, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

distribution. The debentures are attributed to the Liberty Live Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

Margin Loans

Sirius XM Holdings Margin Loan

In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of an $875 million term loan and an $875 million revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Sirius XM Holdings Margin Loan, increasing the revolving line of credit to $1,075 million, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 7.64% per annum at September 30, 2023. During September 2023, Siri MarginCo repaid $100 million of borrowings outstanding under the term loan. As of September 30, 2023, availability under the Sirius XM Holdings Margin Loan was $1,075 million. As of September 30, 2023, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $4,520 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 9, 2020, the Live Nation Margin Loan agreement was amended, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0%, decreasing the undrawn commitment fee to 0.5% per annum and extending the maturity date to December 9, 2022. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. On May 9, 2022, the margin loan was amended, replacing the delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term SOFR plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2%. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2023, availability under the Live Nation Margin Loan was $400 million. As of September 30, 2023, 9.0 million shares of the Company’s Live Nation common stock with a value of $745 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On August 3, 2023, in connection with the Reclassification, as described in note 2, the Live Nation Margin Loan was reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

Pandora 1.75% Convertible Senior Notes due 2023

Sirius XM Holdings acquired $193 million aggregate principal amount of the 1.75% Convertible Senior Notes due 2023 (the “Pandora Notes due 2023”) as part of the acquisition of Pandora Media, Inc. in 2019. During the nine months ended September 30, 2023, certain investors exercised their right to require a Special Repurchase, as defined in the indenture governing such notes, and Pandora repurchased $173 million principal amount of the Pandora Notes due 2023 with cash for an aggregate purchase price equal to 100% of the principal amount of the notes repurchased plus accrued and unpaid interest to the date of repurchase. The Pandora Notes due 2023 were not convertible into common stock and were not redeemable as of September 30, 2023. On or after July 1, 2023, and prior to the close of business on November

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

29, 2023, the Pandora Notes due 2023 are convertible into Sirius XM Holdings common stock at the holder’s option at the applicable conversion rate in effect on the relevant conversion date.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and, effective as of July 1, 2023, accrues at a rate based on SOFR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 7.46% per annum as of September 30, 2023. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of September 30, 2023 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,615 million as of September 30, 2023.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million which matures on April 11, 2024. Interest on the incremental term loan borrowing is based on SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 6.46% per annum as of September 30, 2023.

Formula 1 Loans

On November 23, 2022, Formula 1 refinanced its previous $2.9 billion first lien Term Loan B and $500 million revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility (collectively, the “Senior Loan Facility”). The Term Loan A and revolving credit facility mature on January 15, 2028 and the Term Loan B matures on January 15, 2030.  As of September 30, 2023, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. The margin for the new Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and is fixed at 1.75% for the first year. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The interest rate on the Senior Loan Facility was approximately 7.95% as of September 30, 2023. The Senior Loan Facility remains non-recourse to Liberty. The Senior Loan Facility is secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage its interest rate risk, as of September 30, 2023, Formula 1 has interest rate swaps on $2.1 billion of the $2.4 billion Senior Loan Facility, the maturity of which has been shortened such that they expire on December 31, 2023, and has entered into $1.1 billion of forward starting swaps, effective December 31, 2023, with a termination date in December 2029 and an optional early termination date in December 2027.

Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin from 3.00% to 2.25%.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Formula 1 debt and other borrowings contain certain non-financial covenants. The Company, Sirius XM Holdings and Formula 1 were in compliance with their debt covenants as of September 30, 2023.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

The fair value, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

September 30, 2023
SiriusXM 3.125% Senior Notes due 2026	$888
SiriusXM 5.0% Senior Notes due 2027	$1,369
SiriusXM 4.0% Senior Notes due 2028	$1,702
SiriusXM 5.50% Senior Notes due 2029	$1,105
SiriusXM 4.125% Senior Notes due 2030	$1,194
SiriusXM 3.875% Senior Notes due 2031	$1,134
Pandora 1.75% Convertible Senior Notes due 2023	$20

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at September 30, 2023.

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

Sirius XM Holdings Restructuring

During 2023, Sirius XM Holdings initiated measures to pursue greater efficiency and to realign its business and focus on strategic priorities.  As part of these measures, Sirius XM Holdings reduced the size of its workforce by approximately 475 roles, or 8%, and recorded charges of $4 million and $31 million during the three and nine months ended September 30, 2023, respectively, primarily related to severance and other related costs. Sirius XM Holdings also recorded impairments of $15 million during the nine months ended September 30, 2023, primarily related to terminated software projects. In addition, Sirius XM Holdings vacated one of its leased locations and recorded an impairment of $5 million to reduce the carrying value of the related right of use asset to its estimated fair value and accrued expenses of $2 million for which it will not recognize any future economic benefits during the nine months ended September 30, 2023. These charges were recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statements of operations.

During the three months ended September 30, 2022, Sirius XM Holdings evaluated its office space needs and, as a result of such analysis, vacated certain office spaces. Sirius XM Holdings assessed the recoverability of the carrying value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of the operating lease right of use assets related to these locations. Sirius XM Holdings determined that the carrying values of the assets were not recoverable, and recorded an impairment of $16 million to reduce the carrying value of the assets to their fair values. Sirius XM Holdings also wrote off $4 million of property and equipment located at the impaired office spaces. Separately, Sirius XM Holdings performed an analysis surrounding initiatives that it is no longer pursuing and recorded an impairment of $43 million associated with terminated software projects and an impairment of $5 million related to severance. The total charge of $68 million was recorded to impairment, restructuring and acquisition costs, net of recoveries in the condensed consolidated statements of operations during the three and nine months ended September 30, 2022.

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

U.S. Music Royalty Fee Actions and Mass Arbitrations.  A number of class actions and mass arbitrations have commenced against Sirius XM Holdings relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration contains unique allegations; in general, the actions and arbitrations allege that Sirius XM Holdings falsely advertised its music subscription plans at lower prices than it actually charges, that Sirius XM Holdings allegedly did not disclose its “U.S. Music Royalty Fee” and that Sirius XM Holdings has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek to enjoin Sirius XM Holdings from advertising its music subscription plans without including the amount of the U.S. Music Royalty Fee. The plaintiffs and claimants also seek disgorgement, restitution and/or damages in the aggregate amount of U.S Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

To date, the actions and arbitrations filed against Sirius XM Holdings include:

•	On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM Holdings in the Superior Court of the State of California, County of Contra Costa. The case has since been removed to the United States District Court for the Northern District of California.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

•	On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the District of New Jersey.
•	On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other United States persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM Holdings in the United States District Court for the Southern District of New York.
•	Commencing on June 5, 2023, the law firm of Hattis & Lukacs filed a series of mass arbitration claims against Sirius XM Holdings before the American Arbitration Association on behalf of approximately 13,500 claimants.

In addition, Sirius XM Holdings has been served with notices of claims by law firms claiming to represent approximately 11,000 claimants. The notices purport to state a variety of claims, including that: Sirius XM Holdings does not adequately disclose to customers the total cost of its subscriptions; Sirius XM Holdings does not describe the type or amount of the fees imposed on customers; Sirius XM Holdings enrolls customers in automatic bill payments without having knowledge of the U.S. Music Royalty Fee; Sirius XM Holdings fails to provide consumers with an easy way to cancel their subscriptions; in the case of trial subscriptions, Sirius XM Holdings requires customers to preauthorize automatic deductions from their accounts, while hiding the fact that customers agree to automatically pay recurring charges at higher rates when the promotional period ends; and Sirius XM Holdings engages in other deceptive consumer practices.  The notices assert potential causes of action under the Electronic Funds Transfer Act, various state consumer protection and false advertising laws, and other unspecified state and federal laws. Sirius XM Holdings expects the claimants may also pursue individual arbitrations before the American Arbitration Association pursuant to the terms and conditions of its Customer Agreement.

Sirius XM Holdings believes it has substantial defenses to the claims asserted in these actions and arbitrations, and intends to defend these actions vigorously.

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

For the nine months ended September 30, 2023, the Company has identified the following subsidiaries as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,729	1,734	5,146	5,166
Advertising	459	457	1,278	1,292
Equipment	49	50	142	148
Other	34	39	99	114
Total Liberty SiriusXM Group	2,271	2,280	6,665	6,720
Formula One Group
Formula 1:
Primary	790	624	1,722	1,539
Other	97	91	270	280
Total Formula One Group	887	715	1,992	1,819
Braves Group
Corporate and other:
Baseball	46	238	318	496
Mixed-Use Development	3	14	32	39
Total Braves Group	49	252	350	535
Consolidated Liberty	$3,207	3,247	9,007	9,074

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the nine months ended September 30, 2023 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 for the nine months ended September 30, 2023 were approximately $348 million and $776 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $606 million for the remainder of 2023, $2,183 million in 2024, $1,907 million in 2025, $4,977 million in 2026 through 2030, and $1,425 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$748	722	2,075	2,091
Corporate and other	(12)	(9)	(31)	(18)
Total Liberty SiriusXM Group	736	713	2,044	2,073
Formula One Group
Formula 1	215	170	487	446
Corporate and other	(18)	(12)	(44)	(30)
Total Formula One Group	197	158	443	416
Liberty Live Group
Corporate and other	(4)	NA	(4)	NA
Total Liberty Live Group	(4)	NA	(4)	NA
Braves Group
Corporate and other	3	38	14	74
Total Braves Group	3	38	14	74
Consolidated Liberty	$932	909	2,497	2,563

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2023
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,579	697	520
Corporate and other	358	8	—
Total Liberty SiriusXM Group	29,937	705	520
Formula One Group
Formula 1	9,201	3	69
Corporate and other	1,353	40	239
Total Formula One Group	10,554	43	308
Liberty Live Group
Corporate and other	1,191	397	—
Total Braves Group	1,191	397	—
Braves Group
Corporate and other	NA	NA	35
Total Braves Group	NA	NA	35
Elimination	(167)	—	—
Consolidated Liberty	$41,515	1,145	863

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$932	909	2,497	2,563
Impairment, restructuring and acquisition costs, net of recoveries (note 8)	(6)	(74)	(57)	(75)
Legal settlements and reserves	—	—	(24)	—
Stock-based compensation	(63)	(61)	(173)	(173)
Depreciation and amortization	(234)	(268)	(751)	(790)
Operating income (loss)	629	506	1,492	1,525
Interest expense	(196)	(179)	(592)	(497)
Share of earnings (losses) of affiliates, net	138	111	218	158
Realized and unrealized gains (losses) on financial instruments, net	11	106	(131)	545
Other, net	(14)	20	50	87
Earnings (loss) before income taxes	$568	564	1,037	1,818

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

For additional risk factors, please see Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-268921) filed with the Securities and Exchange Commission on June 8, 2023 and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Our "Corporate and Other" category includes an investment in Live Nation, corporate expenses and investments and related financial instruments in public companies, which are accounted for at their respective fair market values. Braves Holdings, LLC ("Braves Holdings"), a consolidated subsidiary, was included in “Corporate and Other” prior to the Split-Off (defined below).

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the previously announced split-off (the “Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”). The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group, which were settled and extinguished in connection with the Split-Off.

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks — Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Liberty Formula One Group (the “Formula One Group”) and Liberty Live Group (the “Reclassification”). As a result of the Reclassification, each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One common stock was reclassified into one share of the corresponding series of new Liberty Formula One common stock and 0.0428 of a share of the corresponding series of Liberty Live common stock.

Each of the Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. The Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

While the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Sirius XM Holdings, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, the Liberty SiriusXM Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

As of September 30, 2023, the Liberty SiriusXM Group is primarily comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 1.375% Cash Convertible Senior Notes due 2023 and related financial instruments, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049, a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty and an interest in Atlanta Braves Holdings related to the settlement of Liberty SiriusXM Group’s intergroup interest in the Braves Group, detailed below. As of September 30, 2023, the Liberty SiriusXM Group had cash and cash equivalents of approximately $327 million, which included approximately $53 million of subsidiary cash.

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

As of September 30, 2023, the Formula One Group is primarily comprised of Liberty’s interest in Formula 1, cash and Liberty’s 2.25% Convertible Senior Notes due 2027.  The Formula One Group had cash and cash equivalents of approximately $1,470 million as of September 30, 2023, which included $947 million of subsidiary cash.

As of September 30, 2023, the Liberty Live Group is comprised of all of the businesses, assets and liabilities of Liberty, other than those specifically attributed to the Liberty SiriusXM Group or the Formula One Group, including Liberty’s interest in Live Nation, cash, certain public and private assets previously attributed to the Formula One Group, Liberty’s 2.375% Exchangeable Senior Debentures due 2053, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

Prior to the Split-Off, the Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash.

As of December 31, 2022, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group previously held by the Formula One Group, 1,811,066 notional shares represented a 2.9% intergroup interest in the Braves Group previously held by the Liberty SiriusXM Group and 4,165,288 notional shares represented a 1.7% intergroup interest in the Formula One Group previously held by the Liberty SiriusXM Group.

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

In connection with the Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Split-Off were distributed on a pro rata basis to holders of Formula One common stock. Within one-year of the Split-Off, the Company intends to either exchange the shares of Atlanta Braves Holdings Series C common stock attributed to the Liberty SiriusXM Group to settle and extinguish the intergroup interest in the Braves Group with one or more third party lenders to satisfy certain debt obligations attributed to the Liberty SiriusXM Group or dispose of such shares in one or more public or private sale transactions.

In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement. Under these various agreements, Atlanta Braves Holdings reimburses the Company for direct, out-of-pocket expenses and pays a services fee to Liberty (except with respect to the registration rights agreement for which there is no services fee).

Results of Operations—Consolidated

General.    Provided in the tables below is information regarding our consolidated operating results and other income and expense, as well as information regarding the contribution to those items from our reportable segments. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segments see "Results of Operations—Businesses" below.

Braves Holdings was a subsidiary of the Company until the Split-Off on July 18, 2023. Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,271	2,280	6,665	6,720
Total Liberty SiriusXM Group	2,271	2,280	6,665	6,720
Formula One Group
Formula 1	887	715	1,992	1,819
Total Formula One Group	887	715	1,992	1,819
Braves Group
Corporate and other	49	252	350	535
Total Braves Group	49	252	350	535
Consolidated Liberty	$3,207	3,247	9,007	9,074

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$550	444	1,401	1,416
Corporate and other	(22)	(10)	(48)	(26)
Total Liberty SiriusXM Group	528	434	1,353	1,390
Formula One Group
Formula 1	132	82	239	181
Corporate and other	(25)	(18)	(64)	(49)
Total Formula One Group	107	64	175	132
Liberty Live Group
Corporate and other	(5)	NA	(5)	NA
Total Liberty Live Group	(5)	NA	(5)	NA
Braves Group
Corporate and other	(1)	8	(31)	3
Total Braves Group	(1)	8	(31)	3
Consolidated Liberty	$629	506	1,492	1,525

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$748	722	2,075	2,091
Corporate and other	(12)	(9)	(31)	(18)
Total Liberty SiriusXM Group	736	713	2,044	2,073
Formula One Group
Formula 1	215	170	487	446
Corporate and other	(18)	(12)	(44)	(30)
Total Formula One Group	197	158	443	416
Liberty Live Group
Corporate and other	(4)	NA	(4)	NA
Total Liberty Live Group	(4)	NA	(4)	NA
Braves Group
Corporate and other	3	38	14	74
Total Braves Group	3	38	14	74
Consolidated Liberty	$932	909	2,497	2,563

Revenue.  Our consolidated revenue decreased $40 million and $67 million for the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, driven by decreases in revenue for Braves

Holdings, primarily due to Braves Holdings results only being included in the current year periods through the Split-Off date, and decreases in Sirius XM Holdings revenue, partially offset by increases in Formula 1 revenue. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Operating income (loss).  Our consolidated operating income increased $123 million for the three months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily driven by $106 million and $50 million increases in Sirius XM Holdings and Formula 1 operating results, respectively, partially offset by an $11 million decrease in Braves Holdings operating results, primarily due to Braves Holdings results only being included in the current period through the Split-Off date. Operating income decreased $33 million for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily driven by a $29 million decrease in Braves Holdings operating results, primarily due to Braves Holdings results only being included in the current period through the Split-Off date, and a $15 million decrease in Sirius XM Holdings operating results, partially offset by a $58 million improvement in Formula 1 operating results. Decreases in corporate and other operating results were primarily driven by costs associated with the Split-Off and the Reclassification. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

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

We recorded $173 million of stock-based compensation expense for each of the nine months ended September 30, 2023 and 2022. As of September 30, 2023, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $11 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.6 years. Additionally, as of September 30, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $479 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$629	506	1,492	1,525
Depreciation and amortization	234	268	751	790
Stock-based compensation	63	61	173	173
Legal settlements and reserves	—	—	24	—
Impairment, restructuring and acquisition costs, net of recoveries	6	74	57	75
Adjusted OIBDA	$932	909	2,497	2,563

Consolidated Adjusted OIBDA increased $23 million and decreased $66 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended September 30, 2023 was primarily due to $45 million and $26 million increases in Formula 1 and Sirius XM Holdings Adjusted OIBDA, respectively, partially offset by a $35 million decrease in Braves Holdings Adjusted OIBDA, primarily due to Braves Holdings results only being included in the current period through the Split-Off date. The decrease in Adjusted OIBDA for the nine months ended September 30, 2023 was primarily due to a $54 million decrease in Braves Holdings Adjusted OIBDA, primarily due to Braves Holdings only being included in the current period through the Split-Off date, and a $16 million decrease in Sirius XM Holdings Adjusted OIBDA, partially offset by a $41 million increase in Formula 1 Adjusted OIBDA. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(135)	(130)	(408)	(377)
Formula One Group	(56)	(41)	(161)	(100)
Liberty Live Group	(2)	NA	(2)	NA
Braves Group	(3)	(8)	(21)	(20)
Consolidated Liberty	$(196)	(179)	(592)	(497)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$45	104	117	140
Formula One Group	2	1	(1)	—
Liberty Live Group	90	NA	90	NA
Braves Group	1	6	12	18
Consolidated Liberty	$138	111	218	158

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$17	76	(145)	433
Formula One Group	66	24	83	100
Liberty Live Group	(72)	NA	(72)	NA
Braves Group	—	6	3	12
Consolidated Liberty	$11	106	(131)	545

Other, net
Liberty SiriusXM Group	$6	13	32	37
Formula One Group	14	7	48	29
Liberty Live Group	(35)	NA	(35)	NA
Braves Group	1	—	5	21
Consolidated Liberty	$(14)	20	50	87

	$(61)	58	(455)	293

Interest expense. Consolidated interest expense increased $17 million and $95 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Formula One Group increased primarily due to an increase in interest rates on Formula 1’s Senior Loan Facility, interest expense for the Liberty SiriusXM Group increased primarily due to increases in interest rates on the margin loan secured by shares of Sirius XM Holdings common stock and the Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan. Certain debt was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023. The interest related to such debt is reflected in interest expense for the Liberty SiriusXM Group prior to the Reclassification and in interest expense for the Liberty Live Group following the Reclassification.

Share of earnings (losses) of affiliates.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$50	107	127	140
Sirius XM Canada	1	(2)	6	4
Other	(6)	(1)	(16)	(4)
Total Liberty SiriusXM Group	45	104	117	140

Formula One Group
Other (a)	2	1	(1)	—
Total Formula One Group	2	1	(1)	—

Liberty Live Group
Live Nation (a)	90	NA	90	NA
Other (a)	—	NA	—	NA
Total Liberty Live Group	90	NA	90	NA

Braves Group
Other	1	6	12	18
Total Braves Group	1	6	12	18
Consolidated Liberty	$138	111	218	158
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Debt and equity securities	$(9)	2	7	(10)
Debt measured at fair value	8	45	(97)	691
Change in fair value of bond hedges	(15)	21	(114)	(248)
Other	27	38	73	112
	$11	106	(131)	545

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

Other, net.  Other, net income decreased $34 million and $37 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The decrease during the three months ended September 30, 2023 was primarily driven by losses on early extinguishment of debt, partially offset by a decrease in foreign exchange losses and an increase in interest and dividend income. The decrease during the nine months ended September 30, 2023 was primarily driven by losses on early extinguishment of debt, gains on the sale of three Professional Development League clubs at Braves Holdings recognized during the nine months ended September 30, 2022, tax related expense pursuant to a tax sharing agreement with Qurate Retail, Inc. and losses on dilution of our investment in Live Nation recognized during the nine months ended September 30, 2023, partially offset by an increase in interest and dividend income.

Income taxes.  During the three and nine months ended September 30, 2023, we had earnings before income taxes of $568 million and $1,037 million, respectively, and income tax expense of $125 million and $239 million, respectively. During the three and nine months ended September 30, 2022, we had earnings before income taxes of $564 million and $1,818 million, respectively, and income tax expense of $130 million and $414 million, respectively. For the three months ended September 30, 2023, the Company recognized additional tax expense due to the effect of state income taxes, partially offset by tax credits and incentives generated by our alternative energy investments. For the nine months ended September 30, 2023, the Company recognized additional tax expense primarily due to the effect of state income taxes and certain losses that are not deductible for tax purposes, partially offset by tax credits and incentives generated by our alternative energy investments and a decrease in the Company’s valuation allowance. For the three and nine months ended September 30, 2022, the Company recognized additional tax expense primarily due to the effect of state income taxes.

Net earnings.  We had net earnings of $443 million and $798 million for the three and nine months ended September 30, 2023, respectively, and net earnings of $434 million and $1,404 million for the three and nine months ended September 30, 2022, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2023, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of September 30, 2023, Liberty had $167 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of September 30, 2023 Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$53
Corporate and other	274
Total Liberty SiriusXM Group	$327
Formula One Group
Formula 1	$947
Corporate and other	523
Total Formula One Group	$1,470
Liberty Live Group
Corporate and other	$315
Total Liberty Live Group	$315

Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash, except through dividends. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the three months ended September 30, 2023, Formula 1 distributed $300 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of September 30, 2023, Liberty had $1,075 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 7 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings and Formula 1 are in compliance with their debt covenants as of September 30, 2023.

	Nine months ended
	September 30,
	2023	2022

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,298	1,304
Formula One Group cash provided (used) by operating activities	554	416
Liberty Live Group cash provided (used) by operating activities	(3)	NA
Braves Group cash provided (used) by operating activities	32	20
Net cash provided (used) by operating activities	$1,881	1,740
Liberty SiriusXM Group cash provided (used) by investing activities	$(565)	(362)
Formula One Group cash provided (used) by investing activities	(391)	(174)
Liberty Live Group cash provided (used) by investing activities	1	NA
Braves Group cash provided (used) by investing activities	(35)	30
Net cash provided (used) by investing activities	$(990)	(506)
Liberty SiriusXM Group cash provided (used) by financing activities	$(768)	(1,276)
Formula One Group cash provided (used) by financing activities	(426)	(184)
Liberty Live Group cash provided (used) by financing activities	317	NA
Braves Group cash provided (used) by financing activities	(170)	(120)
Net cash provided (used) by financing activities	$(1,047)	(1,580)

Liberty’s primary uses of cash during the nine months ended September 30, 2023 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings (prior to the Split-Off)) were $419 million of net debt repayments, $239 million of capital expenditures and $137 million of investments in equity securities, which were primarily funded by cash on hand and the quarterly cash dividend from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash were additions to property and equipment, repurchase and retirement of outstanding Sirius XM Holdings common stock, dividends paid to stockholders and debt repayments. Sirius XM Holdings’ uses of cash were funded by cash provided by operating activities and borrowings of debt. During the nine months ended September 30, 2023, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $281 million, of which Liberty received $233 million. On October 25, 2023, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock payable on November 29, 2023 to stockholders of record as of the close of business on November 7, 2023.

During the nine months ended September 30, 2023, Formula 1’s primary use of cash was $69 million of capital expenditures, funded by cash from operations.

Prior to the Split-Off, Braves Holdings’ primary uses of cash were debt service and capital expenditures, funded primarily by cash on hand and cash from operations.

The projected uses of Liberty's cash (excluding Sirius XM Holdings’ and Formula 1’s uses of cash) are primarily capital expenditures, the investment in existing or new businesses, including the acquisition of QuintEvents, LLC, debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty expects to receive quarterly cash dividends from Sirius XM Holdings, which are non-taxable because Liberty and Sirius XM Holdings are members of the same consolidated federal income tax group. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

The primary source of revenue for the SiriusXM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. SiriusXM also derives revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of September 30, 2023, the SiriusXM business had approximately 34.0 million subscribers.

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

The Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select SiriusXM content, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of September 30, 2023, Pandora had approximately 46.5 million monthly active users and 6.1 million subscribers.

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

As of September 30, 2023, there is an approximate 16% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
SiriusXM:
Subscriber revenue	$1,597	1,603	4,757	4,773
Advertising revenue	41	49	126	146
Equipment revenue	49	50	142	148
Other revenue	34	39	99	114
Total SiriusXM revenue	1,721	1,741	5,124	5,181
Pandora and Off-platform:
Subscriber revenue	132	131	389	393
Advertising revenue	418	408	1,152	1,146
Total Pandora and Off-platform revenue	550	539	1,541	1,539
Total revenue	2,271	2,280	6,665	6,720
Operating expenses (excluding stock-based compensation included below):
SiriusXM cost of services	(674)	(663)	(2,014)	(1,980)
Pandora and Off-platform cost of services	(370)	(366)	(1,097)	(1,063)
Subscriber acquisition costs	(87)	(86)	(270)	(267)
Selling, general and administrative expenses (excluding legal settlement)	(331)	(384)	(1,008)	(1,138)
Other operating expenses	(61)	(59)	(201)	(181)
Adjusted OIBDA	748	722	2,075	2,091
Impairment, restructuring and acquisition costs, net of recoveries	(6)	(69)	(56)	(70)
Legal settlements and reserves	—	—	(24)	—
Stock-based compensation	(48)	(51)	(135)	(143)
Depreciation and amortization	(144)	(158)	(459)	(462)
Operating income	$550	444	1,401	1,416

SiriusXM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue decreased less than 1% during the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, primarily driven by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions and lower revenue generated from connected vehicle services, partially offset by an increase in self-pay revenue.

SiriusXM Advertising revenue includes the sale of advertising on SiriusXM’s non-music channels. Advertising revenue decreased approximately 16% and 14% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to a decline in the number of spots sold and aired, primarily on news and entertainment channels.

SiriusXM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue decreased approximately 2% and 4% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by lower royalty rates, partially offset by increased chipset production.

SiriusXM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 13% for each of the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, driven by lower royalty revenue generated by Sirius XM Canada and lower revenue generated by SiriusXM’s connected vehicle services.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus and Pandora Premium. Pandora and Off-platform subscriber revenue increased 1% during the three months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily driven by a rate increase on Pandora Plus, partially offset by a decline in the subscriber base. Pandora and Off-platform subscriber revenue decreased 1% during the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily driven by a decline in the Pandora Plus subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue increased 2% and 1% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily driven by higher podcasting revenue, partially offset by lower sell-through on the Pandora ad-supported service.

SiriusXM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 4% and 3% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by higher web streaming royalty rates.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs decreased 2% for the three months ended September 30, 2023, as compared to the corresponding period in the prior year, driven by lower live performance costs. Programming and content costs were relatively flat for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year.
●	Customer Service and Billing includes costs associated with the operation and management of SiriusXM’s internal and third party customer service centers and SiriusXM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs decreased 6% and 3% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by lower call center and personnel-related costs, partially offset by higher transaction costs.
●	Other includes costs associated with the operation and maintenance of SiriusXM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SiriusXM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SiriusXM’s direct to consumer distribution channels. Other costs of services increased 12% and 9% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by higher costs associated with SiriusXM’s 360L platform and streaming. The increase for the three months ended September 30, 2023, as compared to the corresponding period in the prior year, was partially offset by lower shipping costs. The increase for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, was also driven by higher inventory write downs.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services increased 1% and 3% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 2% and 4% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to higher podcast revenue share driven by growth in podcast advertising revenue as well as higher royalty expense due to costs related to an increase in certain web streaming royalty rates.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content costs were relatively flat and increased 21% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase for the nine months ended September 30, 2023 was primarily due to higher podcast license fees and higher live event costs, partially offset by lower personnel-related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs increased 5% during the three months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily driven by higher bad debt expense. Customer service and billing costs were relatively flat during the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, driven by lower transaction fees, offset by higher bad debt expense.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 25% and 35% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, driven by lower colocation and personnel-related costs as well as lower streaming costs resulting from a decline in listener hours.

Subscriber acquisition costs are costs only associated with SiriusXM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For each of the three and nine months ended September 30, 2023, subscriber acquisition costs increased 1%, as compared to the corresponding periods in the prior year. Higher hardware subsidies driven by installations, which grew due to increased production by automakers, were partially offset by lower commission and hardware subsidy rates.

Selling, general and administrative expenses (excluding legal settlement) includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three and nine months ended September 30, 2023, selling, general and administrative expense decreased 14% and 11%, respectively, as compared to the corresponding periods in the prior year, primarily due to a decrease in streaming marketing expenditures and marketing to support Sirius XM Holdings’ brands as well as lower personnel-related costs. The decrease for the nine months ended September was partially offset by higher legal costs and higher personnel-related benefits attributed to Sirius XM Holdings’ deferred compensation plan.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SiriusXM’s radios into new vehicles manufactured by automakers. For the three months ended September 30, 2023, other operating expenses increased approximately 3%, as compared to the corresponding period in the prior year, driven by higher cloud hosting costs, partially offset by lower personnel-related costs. For the nine months ended September 30, 2023, operating expenses increased approximately 11%, as compared to the corresponding period in the prior year, driven by higher cloud hosting and personnel-related costs.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges, net of insurance recoveries, restructuring expenses associated with the abandonment of certain leased office spaces, employee severance charges associated with organizational changes and acquisition costs. During the three months ended September 30, 2023, Sirius XM Holdings recorded restructuring related costs and impairments of $6 million. During the nine months ended

September 30, 2023, Sirius XM Holdings recorded a $31 million charge primarily related to severance and other related costs, impairments primarily related to terminated software projects of $15 million, vacated office space impairments of $5 million, accrued expenses of $2 million for which it will not recognize any future economic benefits and a cost-method investment impairment of $2 million. During the three and nine months ended September 30, 2022, Sirius XM Holdings recorded an impairment of $43 million associated with terminated software projects, $16 million related to certain vacated office spaces, $4 million in connection with furniture and equipment located at the impaired office spaces and $5 million related to personnel severance. Acquisition related costs were $1 million and $2 million during the three and nine months ended September 30, 2022, respectively.

Stock-based compensation decreased 6% during each of the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, primarily due to decreases in SiriusXM’s stock-based compensation.

Depreciation and amortization expense decreased 8% and 4% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to lower amortization of intangible assets, partially offset by an increase in capitalized software and hardware.

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

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Primary Formula 1 revenue	$790	624	1,722	1,539
Other Formula 1 revenue	97	91	270	280
Total Formula 1 revenue	887	715	1,992	1,819
Operating expenses (excluding stock-based compensation):
Cost of Formula 1 revenue	(615)	(494)	(1,340)	(1,223)
Selling, general and administrative expenses	(57)	(51)	(165)	(150)
Adjusted OIBDA	215	170	487	446
Stock-based compensation	(1)	(1)	(2)	(2)
Depreciation and amortization	(82)	(87)	(246)	(263)
Operating income (loss)	$132	82	239	181

Number of Events	8	7	16	16

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

Primary Formula 1 revenue increased $166 million and $183 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase during the three months ended September 30, 2023 was partly due to the impact of one more Event taking place during the three months ended September 30, 2023, as compared to the corresponding period in the prior year. In addition, race promotion revenue increased during both the three and nine months ended September 30, 2023, as compared to the corresponding period in the prior year due to higher fees generated from the different mix of events held, with two more races held outside of Europe compared to both corresponding periods in the prior year, and other contractual increases in fees. Media rights revenue also increased during both the three and nine months ended September 30, 2023 from the effect of contractual increases in season-based fees and the continued growth in F1 TV subscription revenue. Sponsorship revenue also increased during both the three and nine months ended September 30, 2023 due to revenue from new sponsors and additional revenue from existing sponsors.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from Events outside of Europe, revenue from the sale of tickets to the Formula One Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other Formula 1 revenue increased $6 million during the three months ended September 30, 2023, as compared to the corresponding period in the prior year, driven by additional hospitality revenue generated from the Paddock Club and higher travel revenue and freight income due to the increased number of Events held outside of Europe, partially offset by lower licensing income. Other Formula 1 revenue decreased $10 million during the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily due to lower freight income, driven by lower air freight charter costs, and lower licensing income, partially offset by higher travel and hospitality revenue.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Team payments	$(432)	(370)	(888)	(838)
Other costs of Formula 1 revenue	(183)	(124)	(452)	(385)
Cost of Formula 1 revenue	$(615)	(494)	(1,340)	(1,223)

Cost of Formula 1 revenue increased $121 million and $117 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increases in team payments during the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, were attributable to the expectation of increased team payments for the full year, and for the three months ended September 30, 2023, the increase was also due to the pro rata recognition of expected team payments, with one more Event having taken place in the current year period.

Other costs of Formula 1 revenue include costs incurred in the provision and sale of freight, travel and logistical costs, hospitality costs, which are principally related to catering and other aspects of the production and delivery of the Paddock Club, and circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities. Other costs also include annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, advertising and sponsorship commissions and costs related to Formula 2 and Formula 3 cars, parts and maintenance services, television production and post-production services, advertising production services, digital and social media activities and costs of promoting, organizing and delivering the new Las Vegas Grand Prix and the new F1 Academy series. These costs are largely variable in nature and relate directly to total Formula 1 revenue opportunities. Other costs increased $59 million and $67 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, due to two more races held outside of Europe compared to both corresponding periods in the prior year, and one more Event held during the three months ended September 30, 2023 compared to the corresponding period in the prior year. The increases were also driven by higher hospitality costs, driven by cost inflation, higher commissions and partner servicing costs associated with increased Primary F1 revenue streams, higher travel costs, and certain early stage costs of promoting, organizing and delivering the new Las Vegas Grand Prix, together with costs incurred on the new F1 Academy series. The increases during the nine months ended September 30, 2023 were partially offset by significantly lower air freight charter costs compared to the corresponding period in the prior year.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $6 million and $15 million during the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, primarily due to higher personnel, property, information technology and marketing costs, due in part to the Las Vegas Grand Prix, partially offset by lower legal costs  and lower foreign currency exchange losses.

Stock-based compensation was flat during the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $5 million and $17 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,410	7.2%	$10,130	4.1%
Formula One Group	$341	7.9%	$2,604	3.5%
Liberty Live Group	NA	NA	$1,212	2.3%

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

At September 30, 2023, the fair value of our marketable equity securities was $167 million. Had the market price of such securities been 10% lower at September 30, 2023, the aggregate value of such securities would have been approximately $17 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our statement of operations, and had the market price of such security been 10% lower at September 30, 2023 the aggregate value of such security would have been $578 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes “Legal Proceedings” under Item 3 of Part I. Refer to note 8 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Formula One common stock, Liberty Live common stock or Liberty Braves common stock (prior to the Split-Off) and no repurchases of Series C Liberty SiriusXM common stock, Liberty Formula One common stock, Liberty Live common stock or Liberty Braves common stock (prior to the Split-Off) during the three months ended September 30, 2023. As of September 30, 2023, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended September 30, 2023, no shares of Liberty SiriusXM common stock, Liberty Formula One common stock, Liberty Live common stock or Liberty Braves common stock (prior to the Split-Off) were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

II-1

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
3.1

Amended and Restated Certificate of Incorporation of Liberty Media Corporation, dated as of August 3, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Liberty Media Corporation on August 3, 2023).

4.1

Second Supplemental Indenture, dated as of August 3, 2023, among Liberty Media Corporation, as issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Liberty Media Corporation on August 3, 2023).

10.1

Reorganization Agreement, dated as of June 28, 2023, by and between Liberty Media Corporation and Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Liberty Media Corporation on July 18, 2023).

10.2

Tax Sharing Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Liberty Media Corporation on July 18, 2023).

10.3

Services Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Liberty Media Corporation on July 18, 2023).

10.4

Facilities Sharing Agreement, dated as of July 18, 2023, by and among Liberty Media Corporation, Atlanta Braves Holding, Inc. and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Liberty Media Corporation on July 18, 2023).

10.5

Aircraft Time Sharing Agreements, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Liberty Media Corporation on July 18, 2023).

10.6

Registration Rights Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Liberty Media Corporation on July 18, 2023).

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

LIBERTY MEDIA CORPORATION
Date:	November 3, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 3, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3