Form 10-K
period 2023-12-31
Liberty Media Corp
filed 2024-02-28
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2023, was approximately $28.3 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2024 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,140,522	9,755,336	218,692,746
Liberty Formula One common stock	23,981,960	2,437,583	208,247,319
Liberty Live common stock	25,558,577	2,546,146	63,589,030

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2023 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing plans, strategies and initiatives; new service offerings; renewal of licenses and authorizations; revenue growth and subscriber trends at Sirius XM Holdings Inc. (“Sirius XM Holdings”); the proposed Transactions (as defined below); our ownership interest in Sirius XM Holdings; the recoverability of goodwill and other long-lived assets; the performance of our equity affiliates; projected sources and uses of cash; the payment of dividends by Sirius XM Holdings; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the historical financial information of the Liberty SiriusXM Group, the Liberty Formula One Group (the “Formula One Group”) and the Liberty Live Group may not necessarily reflect their results had they been separate companies;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups and their popularity with audiences;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	our overlapping directors and management with Qurate Retail, Inc. (“Qurate Retail”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Atlanta Braves Holdings, Inc. (“ABH”);
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission (“FCC”) requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;

●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology (“IT”) and communication systems;
●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the ability of Sirius XM Holdings to successfully monetize and generate revenue from podcasts and other non-music content;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty Live Group;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 relies on to operate and the limitations such agreements, commitments and policies impose on Formula 1;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the relationship between the United Kingdom (“U.K.”) and the European Union (“E.U.”) following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;
●	the risks associated with the Company as a whole and our use of tracking stock groups, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	market price of our tracking stocks may be volatile;
●	we may not pay dividends equally to our tracking stocks or at all;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest;
●	geopolitical incidents, accidents, terrorist acts, international conflicts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance;
●	our ability to recognize anticipated benefits from the Split-Off and the Reclassification, each as defined below;
●	our ability to recognize the anticipated benefits from the proposed Transactions;
●	the possibility that we may be unable to obtain stockholder approval required for the Transactions;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Transactions; and

●	the possibility that the Transactions may have unexpected costs.

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

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies that are engaged in the media and entertainment industries primarily in North America and the U.K. Our principal businesses and assets include our consolidated subsidiaries Sirius XM Holdings and Formula 1 and our equity affiliate, Live Nation. Braves Holdings, LLC ("Braves Holdings") was a subsidiary of the Company until the Split-Off (defined below) on July 18, 2023. Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

On April 15, 2016, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks—Liberty Braves common stock, Liberty Media common stock and Liberty SiriusXM common stock (the “Recapitalization”). The Liberty Media common stock was renamed the Liberty Formula One common stock in January 2017.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off (the “Split-Off”) of its wholly owned subsidiary, ABH. The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of ABH common stock. ABH is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and the Formula One Group, which were settled and extinguished in connection with the Split-Off.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2023, include its interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and board of directors (the “Board of Directors”) would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. However, Liberty is currently subject to certain contractual restrictions while the Transactions are pending and may not be able to take some or all of these approaches. See “Item 1A. Risk Factors -- Risks Relating to the proposed Liberty Sirius XM Holdings Split-Off and Merger – “We (with respect to the Liberty SiriusXM Group) and Liberty Sirius XM Holdings are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business (with respect to the Liberty SiriusXM Group and Liberty Sirius XM Holdings) and could adversely affect Liberty Sirius XM Holdings.”

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2023, include Liberty’s interest in Formula 1, cash and Liberty’s 2.25% Convertible Senior Notes due 2027.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of December 31, 2023, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, certain public and private assets previously attributed to the Formula One Group, Liberty’s 2.375% Exchangeable Senior Debentures due 2053, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

Prior to the Split-Off, the Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. The Braves Group was primarily comprised of  Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Braves”), certain assets and liabilities associated with the Braves’ stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash.

As of December 31, 2021, 6,792,903 notional shares representing an 11.0% intergroup interest in the Braves Group were held by the Formula One Group, 2,292,037 notional shares representing a 3.7% intergroup interest in the Braves Group were held by the Liberty SiriusXM Group and 5,271,475 notional shares representing a 2.2% intergroup interest in the Formula One Group were held by the Liberty SiriusXM Group.

During September 2022, the Formula One Group and the Braves Group paid approximately $64 million and $14 million, respectively, to the Liberty SiriusXM Group to settle a portion of the intergroup interests in the Formula One Group and Braves Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”). During March 2023, the Formula One Group paid approximately $202 million to the Liberty SiriusXM Group to settle a portion of the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes. On July 12, 2023, the Formula One Group paid approximately $71 million to the Liberty SiriusXM Group to settle and extinguish the remaining intergroup interest in the Formula One Group held by the Liberty SiriusXM Group.

In connection with the Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of ABH Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of ABH Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock (the “Formula One Distribution”). During November 2023, Liberty exchanged the shares of ABH Series C common stock attributed to the Liberty SiriusXM Group with a third party to satisfy certain debt obligations attributed to the Liberty SiriusXM Group (the “Liberty Exchange”).

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

On December 11, 2023, Liberty entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (the “Liberty Sirius XM Holdings Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement, dated as of December 11, 2023, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (the “Reorganization Agreement”)). The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 8.4 shares of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. The Liberty Sirius XM Holdings Split-Off is intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares) and the completion of the Liberty Sirius XM Holdings Split-Off will be subject to various conditions, including the receipt of opinions of tax counsel. On December 11, 2023, Liberty also entered into an Agreement and Plan of Merger, pursuant to which a wholly owned subsidiary of Liberty Sirius XM Holdings (“Merger Sub”) will merge with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”), subject to the satisfaction of certain conditions. The Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Subject to the satisfaction of the conditions, the Company expects to complete the Transactions early in the third quarter of 2024.

In November 2020, the Company, through a wholly owned subsidiary, formed Liberty Media Acquisition Corporation (“LMAC”). On January 26, 2021, LMAC consummated its initial public offering of 57.5 million units, generating gross proceeds to LMAC of $575 million, which were placed in a U.S.-based trust account. In connection with the offering, Liberty, through its wholly owned subsidiary, retained a controlling interest in LMAC. During 2022, in light of market conditions, LMAC determined it was not feasible to complete an initial business combination in advance of the contractual termination date of January 26, 2023. On November 14, 2022, stockholders of LMAC approved an amendment to LMAC’s certificate of incorporation which allowed LMAC to unwind and redeem all of its outstanding public shares prior to December 30, 2022. The redemption was completed during December 2022 and LMAC was subsequently dissolved.

* * * * *

Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries

Sirius XM Holdings Inc. (Nasdaq:SIRI)

Formula 1

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Sirius XM Holdings

As of December 31, 2023, we owned approximately 83% of the outstanding equity interest in Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM Holdings believes it reaches a combined monthly audience of approximately 150 million listeners.

Sirius XM Holdings continues to expand the range of choices for its listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 160 million vehicles in operation with Sirius XM radios, and the proliferation of smart speakers and other connected devices, including its webplayer and the SiriusXM App, has increased the range of options consumers have for engaging with and consuming Sirius XM Holdings’ content.

In 2023, Sirius XM Holdings began an extensive project to update its digital infrastructure. That project involves the implementation of new systems and products that extend from Sirius XM Holdings’ consumer-facing SiriusXM App to the systems underlying its billing, identity, commerce and customer management functions.  Sirius XM Holdings expects that these new systems, when fully implemented, will create a variety of opportunities to more efficiently use and better understand data regarding its customers, potential customers and the manner in which individuals use and interact with Sirius XM Holdings’ audio entertainment services.  Sirius XM Holdings also believes that its investments in this digital infrastructure will create efficiencies in its operations, help serve its customers better, improve its consumer marketing efforts and allow consumers to discover more of its content and customize their listening experiences. This new digital infrastructure includes systems developed internally as well as platforms licensed from leading third party technology providers.

The new SiriusXM App became available to consumers on December 14, 2023 and includes a sleek new design that is easy to use and includes modernized client applications. The new SiriusXM App contains, among other things, improvements to Sirius XM Holdings’ search and discovery functions, and improves the talk and sports programming and podcast experience for listeners.  In addition, the SiriusXM App is built on Sirius XM Holdings’ new digital infrastructure, including its new commerce platform, identity system, billing engine and improvements to its marketing technology capabilities.

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

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2023, Sirius XM had approximately 33.9 million subscribers.

In addition to Sirius XM’s audio entertainment businesses, it provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM also offers a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and airplanes.

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).

Pandora and Off-platform

The Pandora service operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2023, Pandora had approximately 6.0 million subscribers.

The majority of revenue from the Pandora and Off-platform business is generated from advertising on Pandora’s ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

The Pandora and Off-platform business also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services.

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

The Sirius XM business aims to be a platform for diverse perspectives and to facilitate dialogue on a broad set of issues. This is reflected across the content provided to listeners, which includes channels dedicated to diverse and historically underrepresented groups, as well as broader programming celebrating such events as Black History Month, Latinx and Hispanic Heritage Month, LGBTQIA+ Pride Month, and Women’s History Month. Sirius XM continues to expand its offerings, including through programming that represents diverse viewpoints, historically underserved audiences and original content of a type not typically available to consumers.

Streaming Service.  Sirius XM’s streaming service includes a variety of music and non-music channels, including channels and content that are not available on its satellite radio service, and podcasts. Consumers can access its streaming service on iOS and Android mobile devices, web browsers and other internet connected devices.

Sirius XM’s streaming service currently features: the broad range of music, sports, talk, news and entertainment channels available on satellite radio, access to over 200 additional music channels, on-demand new and archive episodes of SiriusXM shows and specials and video content, including video from The Howard Stern Show, encompassing in-studio performances, interviews and behind-the-scenes moments with artists, personalities and newsmakers.

Sirius XM’s service also includes a library of podcasts, some of which are exclusive to its service, and other on demand content.

Sirius XM’s streaming service is included as part of the vast majority of Sirius XM’s satellite radio subscription plans, including the Music Showcase, Music and Entertainment and Platinum plans. Sirius XM also offers its streaming service in several standalone packages, which do not include a satellite radio subscription. These packages, which include the Streaming Music Showcase, Streaming Music and Entertainment, Streaming Platinum and All Access (App only) plans, are available to consumers at various prices and include a variety of content. Sirius XM’s Artist Stations feature, which allows subscribers to create their own customized ad-free music stations within the SiriusXM App and on capable 360L in-vehicle radios, is offered to consumers as part of Sirius XM’s All Music Plan, All Access (App only), Streaming Platinum and Platinum plans.

Sirius XM has agreements with makers of electric vehicles, such as Lucid and Rivian, to include the SiriusXM experience as part of their vehicles. Sirius XM has also entered into agreements with third parties designed to increase the distribution and ease of use of its streaming service, including through connected devices. In addition, Sirius XM has arrangements with various services and consumer electronics manufacturers to include the Sirius XM streaming functionality with their service and devices.

360L.  Sirius XM’s advanced automotive platform, which it calls “360L,” combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience. Sirius XM has agreements with many automakers to deploy its 360L interface in a variety of vehicles. In 2023, the 360L platform was included in approximately 129 vehicle models manufactured for sale in the U.S. Sirius XM expects that 360L will be included in a majority of vehicles that include Sirius XM functionality in the future. 360L allows Sirius XM to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage and low delivery costs of Sirius XM’s satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to Sirius XM’s content, including Sirius XM’s live channels, on demand service, podcasts and personalized music services. The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of Sirius XM’s content in the vehicle easier. 360L also provides Sirius XM data on how subscribers use Sirius XM’s service.

Distribution of Radios

New Vehicles. Sirius XM distributes satellite radios through the sale and lease of new vehicles. Sirius XM has agreements with major automakers to offer satellite radios in their vehicles. Satellite radios are available as a factory -installed feature in substantially all vehicle makes sold in the U.S. Most automakers include a trial subscription to Sirius XM’s service in the sale or lease of their new vehicles. In certain cases, Sirius XM receives subscription payments from automakers in advance of the activation of its service. Sirius XM shares with certain automakers a portion of the revenue it derives from subscribers using vehicles equipped to receive its service. Sirius XM also reimburses various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

Previously Owned Vehicles.  Sirius XM acquires subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. Sirius XM has entered into agreements with many automakers to include a subscription to Sirius XM’s service in the sale or lease of vehicles which include satellite radios sold through their certified pre-owned programs. Sirius XM also works directly with franchise and independent dealers on programs for non-certified used vehicles. Sirius XM has developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and has established marketing plans to promote its services to these potential subscribers.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.  Sirius XM provides its service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit Sirius XM’s service on frequencies originally licensed by the FCC to Sirius, and two of these satellites, XM-5 and SXM-8, transmit its service on frequencies originally licensed by the FCC to XM. The XM-3 satellite serves as a spare for the XM system.

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

Sirius XM has entered into agreements for the design, construction and launch of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. Construction of these satellites is underway and are expected to be launched into geostationary orbits in 2024, 2025, 2026 and 2027, respectively.

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

Studios

Sirius XM’s programming originates from studios in New York City, Los Angeles, Miami, Nashville and Washington, D.C., and, to a lesser extent, from smaller studios in a variety of venues across the country. Sirius XM Holdings’ corporate headquarters is in New York City. Sirius XM provides equipment to artists and hosts to enable remote creation and transmission of programming.

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

Connected Vehicle Services

Sirius XM provides connected vehicle services to several automakers. Sirius XM’s connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Sirius XM offers a portfolio of location-based services through two-

way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicle diagnostics and stolen or parked vehicle locator services. Subscribers to Sirius XM’s connected vehicle services are not included in its subscriber count or subscriber-based operating metrics.

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

Commercial subscribers to the Sirius XM and Pandora programming services are included in Sirius XM’s  and Pandora’s subscriber counts, respectively. Commercial subscribers to the Cloud Cover music programming service are not included in subscriber counts. Subscribers to the DISH Network satellite television service are not included in subscriber counts and subscribers to Sirius XM’s Travel Link, real-time traffic services and real-time weather services are not included in subscriber counts, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to Sirius XM’s service.

Sirius XM Canada

Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of Sirius XM Canada’s voting and equity interests held by two shareholders.

Sirius XM and Sirius XM Canada have entered into a services and distribution agreement pursuant to which Sirius XM Canada pays Sirius XM a variable fee, which is evaluated annually based on comparable companies. In accordance with the services and distribution agreement, the fee is payable on a monthly basis. Sirius XM also extended a loan to Sirius XM Canada. As of December 31, 2023, the principal amount outstanding on the loan was $8 million.

As of December 31, 2023, Sirius XM Canada had approximately 2.6 million subscribers. Sirius XM Canada’s subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

The Pandora and Off-platform Business

Pandora Media, LLC, which owns and operates the Pandora and Off-platform business, is a wholly owned subsidiary of Sirius XM Holdings.

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

Ad-Supported Radio Service

Pandora offers an ad-supported radio service which allows listeners to access its catalog of music, comedy, live streams and podcasts through personalized stations. This service is free across all platforms and generates stations specific to each listener. Each listener can personalize their experience by adding selected artists and songs to their stations.

Listeners of the ad-supported service are provided with the option to temporarily access on-demand listening, including certain features of the Pandora Premium service. Pandora refers to this temporary access as “Premium Access.”

Subscription Radio Service (Pandora Plus)

Pandora offers Pandora Plus – an ad-free, subscription version of the radio service that includes options for replaying songs, skipping songs, offline listening and higher quality audio on supported devices. Content provided to each listener of Pandora Plus is more tailored when the listener interacts with the platform. Premium Access is also available to Pandora Plus listeners.

On-Demand Subscription Service (Pandora Premium)

Pandora offers Pandora Premium – an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, download content for offline listening, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity.  Listeners through mobile devices have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.

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

SiriusXM Media

SiriusXM Media is an advertising sales group, spanning its SiriusXM and Pandora audio entertainment services. SiriusXM Media also serves as the exclusive advertising representative for other third party platforms and podcasters, including such major entities as SoundCloud Holdings, LLC and NBCUniversal. SiriusXM Media has a reach of more than 150 million listeners and gives brands, creators, and publishers access to the largest digital audio advertising platform in North America.

SiriusXM Media is the exclusive advertising sales representative for the Sirius XM and Pandora platforms.  In addition to subscription fees, Sirius XM derives revenue from advertising on select non-music channels. Pandora’s primary source of revenue is the sale of audio, display and video advertising for connected device platforms, including computers and mobile devices. The Pandora and Off-platform business maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting.

Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences.

SiriusXM Podcast Network

Sirius XM Holdings licenses original podcasts from their creators and also provides podcast advertising services that generate revenue from over 450 shows. Sirius XM Holdings creates and distributes original podcasts licensed from third parties through platforms such as the iPhone podcast App. Sirius XM Holdings earns revenue by distributing advertising on certain owned and operated podcasts as well as those created by third parties, including placement based on an advertiser’s desired target audience and from the sale of advertising on licensed podcasts.

AdsWizz, Inc. (“AdsWizz”)

Through its AdsWizz subsidiary, the Pandora and Off-platform business is a leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products – from dynamic ad insertion to advanced programmatic platforms to innovative new audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other audio advertising products, such as audio formats that enable consumers to trigger an action while listening to an ad as well as other personalization-based technology.

AdsWizz’s technology is employed by the Pandora and Off-platform business in its ad-supported business as well as by third party customers.  AdsWizz’s third party customers include well-known music platforms, podcasts and broadcasting groups worldwide.

Simplecast

Pandora, through its Simplecast business, also offers a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, offering podcasters a solution for management, hosting, analytics and advertising sales.

Pandora also offers a portal, “Simplecast Creator Connect,” for podcasters to share their podcasts with new audiences and gather data about their shows. Podcasts submitted through this portal are offered to subscribers of Pandora’s ad-supported service as an additional benefit.

Artificial Intelligence

Sirius XM Holdings has begun to employ a number of artificial intelligence (“AI”) algorithms and technology that are designed to improve aspects of its operations, including a customer’s experience, and permit it to better understand and use operating and financial data. Sirius XM Holdings is aware of the potential risks associated with the use of AI technology, including the risks relating to data security and the laws, rules and regulations governing privacy.  Sirius XM Holdings believes that it has implemented systems to monitor for and prevent data access, including security incidents that result from the use of AI.  However, AI technology is evolving and, due to its inherent complexity, Sirius XM Holdings may be exposed to operational and legal risks associated with the use of AI technologies.

Copyrights to Programming

In connection with its businesses, Sirius XM Holdings must enter into royalty arrangements with two sets of rights holders: holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work). Sirius XM and Pandora use both statutory and direct music licenses as part of their businesses. Sirius XM Holdings licenses varying rights – such as performance and mechanical rights – for use in its Sirius XM and Pandora services based on the various radio and interactive services they offer. Set forth below is a brief overview of the music composition and sound recording licenses employed by the Sirius XM and Pandora services.

These music licensing arrangements are complex and the description below is only a summary of these complicated licensing arrangements.

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

The changing market for musical compositions may have an adverse effect on the Sirius XM and Pandora services, including increasing costs and limiting the musical works available to them.

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

For the five-year period commencing January 1, 2023 and ending December 31, 2027, Pandora agreed to pay the greater of 15.1% of revenue or 26.2% of record label payments in 2023, rising over the five-year period to 15.35% of revenue or 26.2% of record label payments by 2027.

Sound Recordings

Operators of a non-interactive satellite radio or streaming service are entitled to license sound recordings under the statutory license contained in Section 114 of the Copyright Act (the “statutory license”). Under the statutory license, Sirius XM Holdings may negotiate royalty arrangements with the owners of sound recordings or, if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”). Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, Inc. (“SoundExchange”), an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists.

Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and those services must negotiate direct license arrangements with the owners of copyrights in sound recordings.

Sirius XM Business.  For the ten-year period commencing January 1, 2018 and ending on December 31, 2027, the CRB set the royalty rate payable by Sirius XM under the statutory license covering the performance of sound recordings over Sirius XM’s satellite radio service, and the making of ephemeral (server) copies in support of such performances, to be 15.5% of gross revenue, subject to exclusions and adjustments. The revenue subject to royalty includes subscription revenue from Sirius XM’s U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit Sirius XM to reduce the payment due each month for those sound recordings that are separately licensed and sound recordings that are directly licensed from copyright owners and exclude from revenue certain other items, such as royalties paid to Sirius XM for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of Sirius XM’s business that do not involve the use of copyrighted sound recordings.

In 2023, Sirius XM paid a per performance rate for the streaming of certain sound recordings of $0.0030 on its Sirius XM streaming service which increased from $0.0028 in 2022.  In 2024, Sirius XM expects to pay a per performance rate for the streaming of certain sound recordings of $0.0031 on its Sirius XM streaming service.

Pandora Services.  Pandora has entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.

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

Pandora has registered, and intends to maintain, the trademarks “Pandora,” “Ampcast” and “Music Genome Project,” in addition to a number of other Pandora logos and marks, with the U.S. Patent and Trademark Office in connection with the services it offers.  Pandora also has registered the trademark “Pandora” in Australia, Canada, Chile, the E.U., India, Israel, Mexico, New Zealand, Switzerland, Taiwan and other countries, and the trademark “Music Genome Project” in Australia, Canada, China and New Zealand.

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the Fédération Internationale de l’Automobile (“FIA”) Formula One World Championship (the “World Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. The 2023 World Championship calendar was originally scheduled to have 23 Events. However, following the cancellation of the Emilia-Romagna Grand Prix due to severe flooding in the region, 22 Events took place in 20 countries across Europe, Asia-Pacific, the Middle East and North and South America. In 2023, the World Championship was followed by hundreds of millions of television viewers in approximately 200 territories and Formula 1’s largest Events have hosted live audiences in excess of 450,000 on race weekends.

Formula 1 is responsible for the commercial exploitation and development of the World Championship, in the course of which it coordinates and transacts with the FIA, the governing body and regulator of world motor sport, the Teams, the race promoters that stage Events, various media organizations worldwide, as well as advertisers and sponsors. Formula 1 also performs activities related to critical components of the World Championship, including filming and providing technical support at Events, production of the international television feed and logistics related to the transport of its and the Teams’ equipment, ensuring high quality and reducing delivery risk around the World Championship. Additionally, Formula 1, pursuant to other agreements with the FIA, holds the exclusive right to promote and commercially exploit the F2 and F3 series through 2041, and in 2023 launched F1 Academy, a series aimed at developing and preparing young female drivers to progress to higher levels of competition.

Formula 1 also generates revenue from a variety of other sources, including the operation of the Formula 1 Paddock Club hospitality program (the “Paddock Club”), freight, logistical and travel related services for the Teams and other third parties, the F2 and F3 race series, which run principally as support races during Event weekends, F1 Academy, various television production and post-production activities, digital and social media activities and revenue from other licensing of the commercial rights associated with the Formula 1 brand.

Formula 1 recognizes the majority of its revenue and expenses in connection with Events that take place in different countries around the world, generally between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

Primary Revenue

Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Race Promotion. Race promotion revenue comprised 29.3%, 28.6% and 30.6% of Formula 1’s total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of three to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year.

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

In 2023, Formula 1 held the inaugural Las Vegas Grand Prix. This was the only Event that was directly promoted by Formula 1, and as a result, Formula 1 was responsible for the development and operation of the circuit and paddock facilities. As a self-promoted event, Formula 1 received the revenue from ticket sales and other commercial arrangements in connection with the event. Revenue from the sale of grandstand and general access tickets is included in Race Promotion revenue.

Media Rights.  Media rights revenue comprised 32.2%, 36.4% and 40.3% of Formula 1’s total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. Contracts with broadcasters, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s media rights revenue is primarily generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”) and (c) subscription revenue from Formula 1’s own direct-to-consumer over-the-top broadcast product F1 TV. In 2023, Formula 1 had 11 free-to-air television agreements, 13 pay television agreements and 27 agreements, including multi-territory agreements, covering both free-to-air and pay television. Formula 1’s key broadcasters include Sky (pay television) in the U.K., Sky Deutschland (pay television) in Germany, Sky Italia (pay television) in Italy, Movistar and DAZN (pay television) in Spain, ESPN (pay television) in Pan Latin America, Canal+ (pay television) in France, Bandeirantes (free-to-air and pay television) in Brazil, Viaplay (free-to-air and pay television) in Denmark, Finland, Norway, Sweden, Netherlands and Poland, Viaplay (pay television) in Iceland, Estonia, Lithuania and Lativa, ESPN and ESPN Deportes (pay television) in the U.S., beIN Sports (pay television) in Pan Asia and MBC and SSC (free-to-air and pay television) in the Middle East and North Africa.

Sponsorship. Sponsorship revenue comprised 18.0%, 16.9% and 15.7% of Formula 1’s total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Formula 1 sells Event-based sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, sponsors can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the U.S. or European consumer price index or another agreed metric.

Other Revenue

The remainder of Formula 1’s revenue is typically generated from a variety of other sources including facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Paddock Club at most Events, support races at Events, various television production activities and other ancillary operations. Other revenue also includes the sale of hospitality tickets for the Las Vegas Grand Prix.

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

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2023 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Red Bull Powertrains, with Audi and Honda committing to become an engine supplier beginning in the 2026 season. Under the terms of the 2021 Concorde Agreement (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the costs of competing in the World Championship. They receive Prize Fund payments from Formula 1, as well as sponsorship and advertising revenue from their own partners. The 2021 Concorde Agreement between Formula 1, the FIA and the Teams define the terms of the Team’s participation in the World Championship (for further detail, see “—Key Commercial Agreements—Concorde Agreement” below.)

Drivers

One of the distinctive features of the World Championship is the celebrity and diversity of its drivers. Differences in nationalities, temperaments and racing styles form part of the attractive mosaic of Formula 1. The success of a local driver also impacts the television viewership and revenue generated from that country or region. High profile drivers from the U.K. (Hamilton), the Netherlands (Verstappen) and Spain (Alonso) have helped grow and sustain the Formula 1 business in those countries. For this reason, Formula 1 encourages the development of drivers from other strategic markets. F2 and F3 provide the training ground and final stepping stones to Formula 1 for these drivers. All drivers are employed or contracted by the Teams and have no contractual relationship with Formula 1.

Key Commercial Agreements

100-Year Agreements

Under the 100-Year Agreements entered into by Formula 1 and the FIA in 2001, which took effect on January 1, 2011 and will expire on December 31, 2110, Formula 1 is the exclusive holder of all commercial rights to the World Championship.

The 100-Year Agreements also provide that Formula 1 may appoint a representative to the FIA, subject to the FIA’s approval, and that person will be a member of the FIA’s F1 Commission and World Motor Sport Council. The FIA may terminate the 100-Year Agreements, leading to a transfer of material commercial rights into effective FIA ownership, upon a change of control of Formula 1, unless either the FIA previously approved the transaction or the transaction falls within one of a number of exceptions. Formula 1 obtained the FIA’s approval of its acquisition by Liberty in January 2017 under the 100-Year Agreements.

In addition, the FIA may terminate the 100-Year Agreements if (i) certain Delta Topco Limited (“Delta Topco”) subsidiaries party to the 100-Year Agreements become insolvent; (ii) Formula 1 fails to pay an amount due to the FIA and such non-payment is not cured within 30 days of FIA’s demand for payment; (iii) arbitrators declare that Formula 1 materially breached the 100-Year Agreements and Formula 1 has not paid to the FIA certain penalties to cure such breach; or (iv) Formula 1 changes or removes certain of the FIA’s rights without its prior consent.

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

Strategy

Formula 1’s goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	Maximizing the value of Formula 1’s commercial rights;
o	Leveraging high demand and positive competitive tension for Event renewals to increase the quality and value of every race slot
o	Maximizing media rights across markets, including alternate media platforms; continuing to grow Formula 1’s direct-to-consumer F1 TV product, alongside its growing suite of digital media assets
o	Developing sponsorship revenue by optimizing Formula 1’s existing inventory to maximize impact, exclusivity and value for Formula 1’s partners, while creating new, tailored assets to satisfy growing demand from a broad-spectrum of global brands
o	Enhancing Formula 1’s hospitality and experience business across its existing Paddock Club and new high-end offerings
●	Augmenting Formula 1’s diverse and valuable fanbase by expanding the ways in which it interacts with fans, which will drive deeper fan engagement and improved fan data;
●	Driving growth in key strategic markets with under-monetized fan potential;
●	Improving the on-track competitive balance of the World Championship and the long-term financial stability of the participating Teams; and
●	Improving the environmental and social impact of Formula 1 and its related activities by delivering Net Zero by 2030, leaving a legacy of positive change wherever it races, and building a more diverse and inclusive sport. Formula 1 is also pioneering a 100% advanced sustainable fuel to be introduced in 2026 that will be a “drop-in fuel” and can be used in road cars without modification worldwide.

Live Nation

Live Nation is considered the world’s leading live entertainment company.

Live Nation’s Business Segments

Concerts. Live Nation’s Concerts segment principally involves the global promotion of live music events in its owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. While its Concerts segment traditionally operates year-round, Live Nation experiences higher revenue during the second and third quarters due to the seasonal nature of shows at its outdoor amphitheaters and festivals, which primarily occur from May through October. Live Nation expects its seasonality trends to evolve as it continues to expand its global operations. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production expenses are included in direct operating expenses and are typically substantial in relation to the revenue.

Ticketing. Live Nation’s Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as a fee. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through mobile apps, websites, and ticket outlets. Live Nation’s Ticketing segment also manages its online activities including enhancements to its websites and product offerings. Live Nation’s ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by its clients.

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

Terms of Live Nation Investment

At December 31, 2023, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 30% of the issued and outstanding shares as of December 31, 2023.

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

Any assignment or transfer of control of Sirius XM’s FCC licenses must be approved by the FCC. The proposed Liberty Sirius XM Holdings Split-Off involves a transfer of Sirius XM’s FCC licenses and must be approved by the FCC. On December 29, 2023 and January 2, 2024, Liberty and Liberty Sirius XM Holdings filed applications with the FCC for those approvals. On January 26, 2024, the FCC began the process of releasing the applications for public comment.

The FCC’s order approving its merger with XM Satellite Radio Holdings Inc. in July 2008 requires Sirius XM to comply with certain voluntary commitments it made as part of the FCC merger proceeding. Sirius XM believes it complies with those commitments.

In 1997, Sirius XM was the winning bidder for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. Sirius XM’s FCC licenses for its FM-5 satellite expires in 2025, FM-6 satellite expires in 2030, XM-3 satellite expires in 2026, XM-5 satellite expires in 2026 and SXM-8 satellite expires in 2029. Sirius XM’s FCC licenses for its XM satellites expire in 2023, 2026 and 2029. Sirius XM anticipates that, absent significant misconduct on its part, the FCC will renew its licenses to permit operation of its satellites for their useful lives, and grant licenses for any replacement satellites.

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

Competition

Sirius XM Holdings faces significant competition for listeners and advertisers in its Sirius XM and Pandora and Off-platform businesses, including from providers of radio and other audio services. Sirius XM Holdings’ services compete with traditional AM/FM radio. Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for Sirius XM Holdings’ subscription services. Several traditional radio companies own large numbers of radio stations and other media properties, such as podcast networks. Sirius XM Holdings also faces competition from streaming and on-demand services, including Amazon Prime, Apple Music, Spotify, TikTok and YouTube. Major online providers make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription. Certain of these services include advanced functionality, such as personalization and customization, and allow the user to access large libraries of content. These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. These services compete with Sirius XM Holdings’ services, at home, in vehicles, and wherever audio entertainment is consumed. In addition, nearly all automakers have deployed integrated multimedia systems in dashboards, including Apple CarPlay and Android Auto. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, streaming radio, smartphone applications and stored audio, with other advanced applications. Streaming radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles. Sirius XM Holdings also faces competition from a number of providers that offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home, but also include mobile entertainment. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, other services offered by these providers, such as cable television, on-demand video streaming, and interactive video games compete with Sirius XM Holdings’ services to the extent they utilize existing or potential users’ and listeners’ time that could otherwise be allocated to the use of Sirius XM or Pandora services. In addition, the audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with Sirius XM Holdings’ services now or that could compete with those services in the future. A number of providers compete with Sirius XM’s traffic services, particularly smartphones offering GPS mapping with sophisticated data-based turn navigation. The connected vehicle services business operates in a highly competitive environment and competes with several providers, as well as with products being developed for vehicles by automakers and other third parties. OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles. Wireless devices, such as mobile phones, are also competitors. Sirius XM Holdings competes against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, marketing and other customer relationship management services, technical capabilities and system customization, scope of service, industry experience, past performance and price.

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

Human Capital Resources

General

As of December 31, 2023, we had 86 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 6,400 full and part-time employees. We believe that our employee relations are good.

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

Similarly, our subsidiaries have undertaken their own individual commitments to developing a diverse workforce. Sirius XM Holdings is focused on increasing female and minority representation at all levels of its organization, and recruits talent in diverse communities, including by engaging as a sponsor of professional conferences focused on diverse talent, creating employment opportunities and offering leadership development. Sirius XM Holdings provides a mentoring program to help underrepresented employees benefit from coaching, guidance and feedback, and also has several employee resource groups supporting different diverse groups. Sirius XM Holdings has implemented a broad set of anti-harassment and discrimination policies and has implemented regular training and guidance regarding diversity, equity and inclusion. Through its efforts to develop diversity within motorsport, Formula 1 seeks to find the next generation of talent emerging from underrepresented backgrounds. Following the launch of the Formula 1 Engineering Scholarship Program in 2021, Formula 1 has since committed to extending the program through 2025, supporting 10 students per year in their undergraduate and post-graduate engineering degrees at leading universities in the U.K. and Italy. In 2023, Formula 1 launched the F1 Academy series, an all-female driver category, to develop and prepare young female drivers to progress to higher levels of competition. As part of a wider program of diversity and inclusion initiatives, Formula 1 has also committed to creating employment opportunities for those from disadvantaged socio-economic backgrounds by offering apprenticeships and internships across the business.

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

Item 1A. Risk Factors.

An investment in our common stock involves risk. Before investing in our common stock, in addition to the other information described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II, you should carefully consider the following risks. Such risks are not the only ones that relate to our businesses and capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below or in the documents incorporated by reference herein were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected, which in turn could have a material adverse effect on the value of our common stock.

Risks Relating to our Company, as a Whole

The historical financial information of the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group included in this Annual Report on Form 10-K may not necessarily reflect their results had they been separate companies.

One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, investors should recognize that the historical financial information of the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group has been extracted from our consolidated financial statements and may not necessarily reflect what the Liberty SiriusXM Group’s, the Formula One Group’s and the Liberty Live Group’s results of operations, financial condition and cash flows would have been had each of these groups been separate, stand-alone entities pursuing independent strategies during the periods presented.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

As of December 31, 2023, we had outstanding corporate-level indebtedness in the principal amount of $3.6 billion. At December 31, 2023, our only wholly owned consolidated subsidiary is Formula 1. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco, the parent company of Formula 1. In addition, although we consolidate Sirius XM Holdings, we do not have ready access to the cash flow of Sirius XM Holdings due to Sirius XM Holdings being a separate public company and the presence of a significant non-controlling interest. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2023, we had approximately $3.6 billion principal amount of corporate-level debt outstanding, consisting of $475 million outstanding under our 2.25% Convertible Senior Notes due 2027, $575 million outstanding under our 3.75% Convertible Senior Notes due 2028, $586 million outstanding under our 2.75% Exchangeable Senior Debentures due 2049, $62 million outstanding under our 0.5% Exchangeable Senior Debentures due 2050, $1.15 billion outstanding under our 2.375% Exchangeable Senior Debentures due 2053, $695 million outstanding under a margin loan obligation incurred by our wholly owned special purpose subsidiary attributed to the Liberty SiriusXM Group and $58 million of other obligations. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including Sirius XM Holdings’ senior notes and credit facility and Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends (other than quarterly dividends generally payable to Sirius XM Holdings stockholders pursuant to Sirius XM Holdings’ dividend policy, which is subject to change at any time and is at the discretion of Sirius XM Holdings’ board of directors in accordance with applicable law and after taking into account various factors affecting Sirius XM Holdings), loans, advances or otherwise, from any of our subsidiaries or business affiliates.

The success of businesses attributed to each of our tracking stock groups, in part, depends on their popularity with audiences, which is difficult to predict.

Entertainment content production, satellite radio services and live entertainment events, including sporting events, are inherently risky businesses because the revenue derived from these businesses depends primarily upon their popularity with public audiences, which is difficult to predict. The commercial success of a satellite radio program or live entertainment depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of ad-supported programming, events and satellite radio service, audience size is an important factor when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment events and the value of broadcast rights. Consequently, low public acceptance of the programs, services and events provided by companies such as Sirius XM Holdings, Formula 1 and Live Nation could hurt the ability of these companies to maintain or grow revenue, which would adversely impact the financial performance of the groups to which these companies are attributed.

Our businesses attributed to the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group, such as Sirius XM Holdings, Formula 1 and Live Nation, may not realize the benefits of acquisitions or other strategic investments and initiatives.

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

A weak or uncertain economy in the U.S. or, in the case of the Formula One Group, abroad, could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic recession or instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite radio subscribers and could overall affect subscriber churn, conversion rates and vehicle sales (in the case of Sirius XM Holdings) or reduced live-entertainment and sporting event expenditures (in the case of Live Nation and Formula 1). Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflation, which has significantly risen, may increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with Qurate Retail, Liberty Broadband, TripCo and ABH, which may lead to conflicting interests.

As a result of transactions between 2011 and 2023 that resulted in the separate corporate existence of our Company, Qurate Retail, Liberty Broadband and TripCo, as well as the completion of the Split-Off, all or most of the executive officers of Liberty also serve as executive officers of Qurate Retail, Liberty Broadband, TripCo and ABH, and there are overlapping directors. Our executive officers and members of the Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Broadband, TripCo or ABH have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Qurate Retail, Liberty Broadband, TripCo or ABH pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own Qurate Retail, Liberty Broadband, TripCo and/or ABH stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Qurate Retail, Liberty Broadband, TripCo and/or ABH. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripCo and ABH has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including our Company, Qurate Retail, Liberty Broadband, TripCo and ABH) instead of such company. Other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Broadband, TripCo, ABH and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Qurate Retail, Liberty Broadband, TripCo, ABH or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

At December 31, 2023, we had a deferred tax asset attributable to federal and state net operating losses, disallowed business interest carryforwards and tax credit carryforwards of $452 million and, under the Code, we may carry forward our federal net operating losses, disallowed business interest deductions and tax credits in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period), at a time when our market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss, disallowed business interest and tax credit carryforwards could be substantially limited. This limit could impact the timing of the usage of our federal net operating loss, disallowed business interest and tax credit carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss and tax credit carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

We may be subject to significant tax liabilities related to the Split-Off Transactions.

In connection with the Split-Off, the Formula One Distribution, and the Liberty Exchange (together, the “Split-Off Transactions”), we received an opinion of our tax counsel to the effect that, for U.S. federal income tax purposes, the Split-Off Transactions will qualify as a tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code to Liberty and to former holders of Liberty Braves common stock and holders of Liberty Formula One common stock (except with respect to the receipt of cash in lieu of fractional shares). Additionally, it is a condition to the completion of the Liberty Sirius XM Holdings Split-Off that we receive an opinion of our tax counsel, to the effect that, for U.S. federal income tax purposes, the Liberty Sirius XM Holdings Split-Off will not cause the Split-Off Transactions to fail to qualify as a tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code (except with respect to the receipt of cash in lieu of fractional shares). We did not obtain a private letter ruling from the Internal Revenue Service (the “IRS”) regarding the U.S. federal income tax treatment of the Split-Off Transactions. Opinions of counsel are not binding on the IRS or the courts, and there can be no assurance that the IRS will not challenge the conclusions reached in such opinions or that a court would not sustain such a challenge. If, for any reason, it is determined that the Split-Off Transactions do not qualify for tax-free treatment under Section 355, Section 368(a)(1)(D) and related provisions of the Code, we and the former holders of Liberty Braves common stock and holders of Liberty Formula One common stock who received ABH stock in the Split-Off Transactions could incur significant tax liabilities.

Even if the Split-Off Transactions otherwise qualify under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the Split-Off Transactions would result in a significant U.S. federal income tax liability to us (but not to former holders of Liberty Braves common stock or holders of Liberty Formula One common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of our company or in the stock of ABH (or any successor corporation) as part of a plan or series of related transactions that includes the Split-Off Transactions.  The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, we or ABH might inadvertently cause or permit a prohibited change in our or ABH’s ownership to occur, thereby triggering tax liability to us.

Prior to the Split-Off, we entered into a tax sharing agreement with ABH.  Under this agreement, our Company is generally responsible for taxes and losses resulting from the Split-Off Transactions; however, ABH is required to indemnify us for any taxes and losses resulting from the failure of the Split-Off Transactions to qualify as a tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code, to the extent such taxes or losses (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by ABH (applicable to actions or failures to act by ABH and its subsidiaries following the completion of the Split-Off), (ii) result from the application of Section 355(e) of the Code to the Split-Off Transactions as a result of the treatment of the Split-Off

Transactions as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of ABH (or any successor corporation), or (iii) result from any excess loss account (within the meaning of applicable U.S. Treasury Regulations) in the ABH common stock, or gain recognized under Section 361(b) of the Code due to the application of the basis limitation in the last sentence of Section 361(b)(3) of the Code.  As the taxpaying entity, however, we are subject to the risk of non-payment by ABH of its indemnification obligations under the tax sharing agreement.  Cash for the payment of any taxes and losses resulting from the Split-Off Transactions which are not allocated to and paid by ABH pursuant to our tax sharing agreement with ABH generally would be drawn proportionately from funds attributed to the Liberty SiriusXM Group, the Formula One Group, and the Liberty Live Group based upon the relative market capitalizations of the tracking stock of each group over the first three trading days following the Reclassification as determined in accordance with our tax sharing policies, except that any taxes or losses resulting from (i) the Liberty Exchange would be allocated to the Liberty SiriusXM Group and (ii) the Formula One Distribution would be allocated to the Formula One Group.  Under the tax sharing agreement that is intended to be entered into between our company and Liberty Sirius XM Holdings in connection with the Liberty Sirius XM Holdings Split-Off, Liberty Sirius XM Holdings would generally be responsible for any taxes or losses related to the Split-Off Transactions that otherwise would have been allocated to the Liberty SiriusXM Group under our tax sharing policies.

To preserve the tax-free treatment of the Split-Off Transactions, we may determine to forgo certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the Split-Off.  In addition, our potential tax liabilities related to the Split-Off Transactions might discourage, delay or prevent a change of control transaction for some period of time following the Split-Off.

The degradation, failure or misuse of the Company’s information systems could cause a disruption of services or improper loss, use and disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.

Cloud services, information systems and other technologies that we or our vendors or other partners use are critical to our business activities, and shutdowns or disruptions of, and cybersecurity threats and cybersecurity incidents on, such systems pose increasing risks. Disruptions, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect the systems and services we utilize and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties or employees) contained on such information systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence may intensify the risks of cybersecurity threats and cybersecurity incidents. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate the risks of cybersecurity threats and cybersecurity incidents, including unauthorized access or misuse, as discussed under Item 1C of this Annual Report on Form 10-K, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring.

In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and cybersecurity incidents and there can be no assurance that we will not experience a material cybersecurity incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue of Sirius XM Holdings, Formula 1 and Live Nation, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any cybersecurity incidents and claims, investigations, penalties, fines, damages or settlements arising from cybersecurity incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.

Sirius XM Holdings, Formula 1 and Live Nation have been, and may in the future be, materially impacted by a pandemic or epidemic, such as COVID-19.

Although Sirius XM Holdings, Formula 1, and Live Nation saw a return to normal business operations, schedules and events following the COVID-19 pandemic, it is unclear whether and to what extent a future pandemic or epidemic will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance, as was the result of the COVID-19 pandemic, the impact may substantially decrease our revenue. For example, due to the revenue reductions caused by COVID-19 in 2020 and 2021, these businesses looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

In addition, our businesses are particularly sensitive to reductions in travel and discretionary consumer spending. We cannot predict the time period over which our businesses would be impacted by a future pandemic or epidemic. Over the long-term, a future pandemic or epidemic could impede economic activity in impacted regions or globally, causing a global recession, leading to a further decline in discretionary spending on sports and entertainment events and other leisure activities, which could result in long-term effects on our businesses.

For the reasons set forth above and other reasons that may come to light as a result of a future pandemic or epidemic, we cannot reasonably estimate the impact to our future revenue, results of operations, cash flows or financial condition, but such impacts have been, and may in the future be, significant and could have a material adverse effect on our business, revenue, results of operations, cash flows and financial condition.

Risks Relating to the Liberty SiriusXM Group

Sirius XM Holdings faces substantial competition and that competition is likely to increase over time.

Sirius XM Holdings competes for the time and attention of its listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, brand awareness, reputation and, in the case of its ad-supported Pandora service, perception of ad load, features and functionality. As consumer tastes and preferences change on the internet and with mobile and other connected products, including cars, in-home, and wearable devices, Sirius XM Holdings will need to enhance and improve its existing services, introduce new services and features, and attempt to maintain its competitive position with additional technological advances and adaptable platforms. The Pandora App has not been significantly updated in several years. If Sirius XM Holdings fails to keep pace with technological advances or fails to offer compelling product offerings and state-of-the-art delivery platforms to meet consumer demands, its ability to grow or maintain the reach of its services, attract and retain users, and attract listeners and subscribers across its services will be adversely affected.  Sirius XM Holdings’ ability to attract and retain subscribers and listeners also depends on its success in creating and providing popular or unique programming. A summary of certain services that compete with Sirius XM Holdings is contained in the section entitled “Item 1. Business-Competition” of this Annual Report on Form 10-K.

Sirius XM Holdings’ subscribers and listeners can obtain similar content for free through terrestrial radio stations, Spotify, YouTube and other internet services. Sirius XM Holdings also competes for the time and attention of its listeners with providers of other in-home and mobile entertainment services, and it competes for advertising sales with large scale online advertising platforms, such as Amazon, Facebook and Google, and with traditional media outlets.

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

Sirius XM Holdings’ ability to increase the number of subscribers and listeners to its services, retain its subscribers and listeners or convert listeners into subscribers, is uncertain and subject to many factors, including:

●	the price of Sirius XM Holdings’ services;
●	the ease of use of Sirius XM Holdings’ services;
●	the effectiveness of Sirius XM Holdings’ marketing programs;
●	with respect to its Sirius XM service, the sale or lease rate of new vehicles in the U.S.;
●	the rate at which Sirius XM Holdings’ self-pay subscribers to its Sirius XM service buy and sell new and used vehicles in the U.S.;
●	Sirius XM Holdings’ ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to its Sirius XM service;
●	the perceived value of Sirius XM Holdings’ programming and the packages and services it offers;
●	Sirius XM Holdings’ ability to introduce features in a manner that is favorably received by its consumers;
●	Sirius XM Holdings’ ability to keep up with rapidly evolving technology and features in audio entertainment;
●	Sirius XM Holdings’ ability to respond to evolving consumer tastes; and
●	actions by Sirius XM Holdings’ competitors, such as Spotify, Apple, Google, Amazon and other audio entertainment and information providers.

Sirius XM Holdings engages in extensive marketing efforts and the continued effectiveness of those efforts is an important part of its business.

Sirius XM Holdings engages in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to its services. Sirius XM Holdings employs a wide variety of communications tools as part of its marketing campaigns, including telemarketing efforts and email solicitations. The effectiveness of its marketing efforts is affected by a broad range of factors, including creative and execution factors. Sirius XM Holdings’ ability to reach consumers with radio and television advertising, performance and digital media, direct mail materials, email solicitations and telephone calls is an important part of its efforts and a significant factor in the effectiveness of its marketing. If Sirius XM Holdings is unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters, call blocking technologies, restriction in digital media on identifying users, such as limits on “cookies,” consumer privacy regulations or “do-not-call” or other marketing regulations, its marketing efforts will be adversely affected. A decline in the effectiveness of its marketing efforts could have an adverse impact on its operations and financial condition.

Sirius XM Holdings relies on third parties for the operation of its business, and the failure of third parties to perform could adversely affect its business.

Sirius XM Holdings’ business depends, in part, on various third parties, including:

●	creators and licensors of software that support Sirius XM Holdings’ apps and services;
●	programming providers, including agreements with owners of various copyrights in music, and on-air talent;
●	manufacturers that build and distribute satellite radios;
●	companies that manufacture and sell integrated circuits for satellite radios;
●	vendors that operate its call centers;
●	vendors that have designed or built, and vendors that support or operate, other important elements of Sirius XM Holdings’ systems, including its satellites and the “cloud”-based systems it uses;
●	Apple, who distributes Sirius XM Holdings’ apps through its App Store and on whom Sirius XM Holdings relies to collect fees and approve the terms of its consumer offers; and
●	Google, who distributes Sirius XM Holdings’ apps through its App Store and on whom Sirius XM Holdings relies to collect fees and approve the terms of its consumer offers, and who plays an important role in the fulfillment of the ads Sirius XM Holdings sells on its Pandora platform.

If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with Sirius XM Holdings’ standards and practices relating to business integrity, personnel and cybersecurity, its business could be adversely affected.

The operation of Sirius XM Holdings’ apps and service offerings could be impaired if errors occur in the third party software that supports Sirius XM Holdings’ apps and services. It may be difficult for Sirius XM Holdings to correct any defects in third party software because the development and maintenance of the software is not within its control. Sirius XM Holdings’ third party licensors may not continue to make their software available to Sirius XM Holdings on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third-party licensors could harm Sirius XM Holdings’ streaming services.

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

Sirius XM Holdings is migrating its billing system and payment processing functions to a new service provider.

Sirius XM Holdings is migrating its payment processing and related billing functions from a large multinational bank to a private company that offers online payment processing and commerce solutions for digital and internet businesses. Sirius XM Holdings’ new vendor is not a bank, bank holding company or affiliated with a large multi-national bank. In addition, financial statements for Sirius XM Holdings’ new payment processor are not publicly available and nationally recognized statistical rating organizations (such as Standard & Poor’s) have not issued ratings evaluating its creditworthiness and ability to pay.

Sirius XM Holdings is subject to various risks associated with its new payment processor, including the risks of being an unsecured creditor, actions by credit card issuers (such as Visa, MasterCard and American Express) that could adversely affect its operations and payment processing functions, actions by government authorities that regulate financial transactions that may affect Sirius XM Holdings’ new vendor’s business, operations and financial condition, and general data privacy and cybersecurity risks associated with its systems and operations. The new payment processor commingles Sirius XM Holdings’ funds arising from credit and debit card transactions with other amounts owing to third parties and those commingled accounts are subject to the claims of third parties, it does not pay Sirius XM Holdings interest on amounts it holds for Sirius XM Holdings’ benefit, including funds held overnight, and it has broad rights to establish reserves and debit Sirius XM Holdings’ bank accounts to pay itself fees and reimburse itself and customers in the event of disputes. In addition, Sirius XM Holdings is subject to the general risk that the new vendor may not comply with its obligations relating to the settlement of transactions or the investment of Sirius XM Holdings’ funds held on an intra-day and overnight basis. If the new payment processing and commerce solution does not function as provided in Sirius XM Holdings’ agreement or access to these new systems are disrupted, Sirius XM Holdings’ business could be adversely affected.

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

Given the multiple-year duration and largely fixed-cost nature of such commitments, if the attractiveness of such podcast content to Sirius XM Holdings’ listeners and subscribers do not meet its expectations, Sirius XM Holdings’ margins could be adversely impacted. In addition, the advertising market for podcasts is still developing, including the advertising technology necessary to efficiently sell audio advertising within podcasts at scale. As a result, Sirius XM Holdings’ ability to profitably monetize the available advertising opportunities in podcasts remains uncertain.

Growing Sirius XM Holdings’ podcasting business may require additional changes to its business model and cost structure, modifications to its infrastructure, and could expose Sirius XM Holdings to new regulatory, legal and reputational risks, including infringement liability. There is no guarantee that Sirius XM Holdings will be able to generate sufficient revenue from podcasts to offset the costs of creating or acquiring this content.  Sirius XM Holdings’ failure to successfully monetize and generate revenue from such content, including failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion, could adversely affect Sirius XM Holdings’ business, operating results, and financial condition.

Sirius XM Holdings may not realize the benefits of acquisitions or other strategic investments and initiatives.

Sirius XM Holdings’ strategy has included and may include selective acquisitions, other strategic investments and initiatives to expand its business. The success of any acquisition depends upon effective integration, cultural assimilation and management of acquired businesses and assets into its operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

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

The demand for entertainment generally is sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, as well as other adverse economic or market conditions, could reduce Sirius XM Holdings’ subscribers’ or potential subscribers’ discretionary income. To the extent that overall economic conditions reduce spending on discretionary items, Sirius XM Holdings’ ability to attract and retain subscribers could be hindered, which could reduce its subscription revenue and negatively impact its business.

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

As part of Sirius XM Holdings’ business, it experiences, and expects to experience in the future, subscriber turnover (i.e., churn). The number of subscribers to the Sirius XM service declined in 2023 and may further contract in the future. If Sirius XM Holdings is unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, its financial performance and operating results could be adversely affected.

Sirius XM Holdings cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to its Sirius XM service. A substantial percentage of Sirius XM subscribers are on promotional pricing plans and Sirius XM Holdings’ ability to retain these subscribers or migrate them to higher priced plans is uncertain. Sirius XM Holdings’ promotional pricing strategy is widely known, and this may interfere with its ability to collect its ordinary subscription prices. In addition, a substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

Sirius XM Holdings’ ability to profitably attract and retain subscribers to its Sirius XM service is uncertain.

A number of factors may affect Sirius XM Holdings’ ability to attract and retain subscribers to its Sirius XM service. The changing demographics of trialers to Sirius XM Holdings’ service, such as the increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. These changing demographics may affect Sirius XM Holdings’ ability to convert trial subscribers into self-paying subscribers. Similarly, Sirius XM Holdings’ efforts to acquire subscribers purchasing or leasing used vehicles may attract price sensitive consumers. Consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, convert from trial subscribers to self-paying subscribers at a lower rate, and cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of Sirius XM Holdings’ marketing efforts may also attract more price sensitive subscribers, and its efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. Each of these factors may harm Sirius XM Holdings’ revenue or require additional spending on marketing efforts to demonstrate the value of its Sirius XM service.

Sirius XM Holdings’ business depends in part upon the auto industry.

A substantial portion of the subscription growth for Sirius XM Holdings’ satellite radio service has come from purchasers and lessees of new and used automobiles in the U.S., and Sirius XM Holdings expects this to be an important source of subscribers for its satellite radio service in the future.

Sirius XM Holdings has agreements with major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Many of these agreements also require automakers to provide Sirius XM Holdings data on sales of satellite radio enabled vehicles, including in many cases the consumer’s name and address. Sirius XM Holdings’ business could be adversely affected if automakers do not continue to include its Sirius XM service in their products or provide Sirius XM Holdings with such data.

Automotive production and sales are dependent on many factors, including labor relations matters, the availability of vehicle components, consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, Sirius XM Holdings’ satellite radio service may be adversely impacted.

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

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on several of Sirius XM Holdings’ in-orbit satellites have failed, and from time to time it has experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and Sirius XM Holdings cannot predict if any of these possible future events will have a material adverse effect on its operations or the life of its existing in-orbit satellites. In addition, Sirius XM Holdings has entered into agreements for the construction and launch of four new satellites that are expected to be launched over the next four years, and material delays in the deployment of these satellites could be harmful to its business.

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

Pandora’s ad-supported service has suffered a substantial and consistent loss of monthly active users, which may adversely affect the Pandora and Off-platform business.

The number of monthly active users to Sirius XM Holdings’ ad-supported Pandora service has declined consistently for several years, including in 2023, and is likely to further contract in the future.

The size of Sirius XM Holdings’ ad-supported listener base is an important element of its Pandora service.  The decline in Sirius XM Holdings’ listener base has resulted in fewer listener hours and available advertising spots on its Pandora service, which ultimately may result in declines in advertising revenue, and adversely affect its Pandora and Off-platform business. The contraction of Sirius XM Holdings’ ad-supported listener base also decreases the size of demographic groups targeted by advertisers, which may hurt Sirius XM Holdings’ ability to deliver advertising in a manner that maximizes advertisers’ return on investment and compete with other streaming advertising platforms.

The Pandora and Off-platform business generates a significant portion of its revenue from advertising, and reduced spending by advertisers could harm its business.

The Pandora and Off-platform business currently generates a majority of its revenue from third parties advertising on the Pandora ad-supported service and other platforms. As is common in the audio entertainment industry, these advertisers do not have long-term advertising commitments with Pandora and can terminate their contracts at any time.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Adverse macroeconomic conditions have affected, and may continue to affect, the demand for audio advertising, resulting in fluctuations in the amounts advertisers spend on advertising, which could harm Sirius XM Holdings’ financial condition and operating results.

Sirius XM Holdings’ failure to convince advertisers of the benefits of its Pandora ad-supported service could harm its business.

Sirius XM Holdings’ ability to attract and retain advertisers, and ultimately to sell its advertising inventory, depends on a number of factors, including:

●	the number of listener hours on the Pandora ad-supported service, particularly the number of listener hours attributable to high-value demographics;
●	keeping pace with changes in technology and its competitors, some of which have significant influence over the distribution of the Pandora app;
●	competing effectively for advertising with other dominant online services, such as Spotify, Google, Facebook and YouTube, as well as other marketing and media outlets;
●	successfully competing for local radio advertising;

●	demonstrating the ability of advertisements to reach targeted audiences, including the value of mobile digital advertising;
●	ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that Sirius XM Holdings serves listeners) do not have a negative impact on listener hours; and
●	adapting to technologies designed to block the display of its ads.

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

Sirius XM Holdings uses shared common device identifiers that are universal in the advertising technology ecosystem, such as Apple’s Identifier for Advertisers, a random device identifier assigned by Apple to a user’s device.  Sirius XM Holdings uses these common device identifiers for targeting, advertising effectiveness and measurement for Pandora’s advertising business and for Pandora’s consumer marketing purposes. These common device identifiers enable Sirius XM Holdings to match audiences, including with second- and third-party data providers and measurement vendors and enhance Pandora’s advertising targeting segments with additional data. In its programmatic advertising business, Sirius XM Holdings uses common identifiers for several important functions, such as targeting and bidding. Sirius XM Holdings also uses common device identifiers to evaluate the success of its Pandora brand consumer marketing campaigns.

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

Federal and state consumer protection laws, rules and regulations cover nearly all aspects of Sirius XM Holdings’ marketing efforts, including the content of its advertising, the terms of consumer offers and the manner in which it communicates with consumers.  The State of New York has filed a suit against Sirius XM Holdings relating to its subscription cancellation practices and other governmental authorities have commenced investigations into Sirius XM Holdings’ consumer practices, including the manner in which it allows consumers to cancel subscriptions to its services. The nature of Sirius XM Holdings’ business requires it to expend significant resources to try to ensure that its marketing activities comply with consumer protection laws, including laws relating to telemarketing activities and privacy. These efforts may not be successful and Sirius XM Holdings may have to expend even greater resources in its compliance efforts.

Modifications to consumer protection laws, including laws regarding the pricing of Sirius XM Holdings’ services and the manner in which consumers can cancel its services as well as decisions by courts and administrative agencies interpreting these laws, could have an adverse impact on Sirius XM Holdings’ ability to attract and retain subscribers and listeners to its services.  There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that its operations will comply with all applicable laws, which could have an adverse impact on its operations and financial condition.

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

Environmental, social and governance expectations and related reporting obligations may expose Sirius XM Holdings to potential liabilities, increased costs, reputational harm and other adverse effects.

Many governments, regulators, investors, employees, customers and other stakeholders are focused on environmental, social and governance (or “ESG”) considerations, including climate change and greenhouse gas emissions; human capital management, including diversity, equity and inclusion; cybersecurity; content moderation; and human and civil rights. Sirius XM Holdings’ reporting and disclosures in response to these expectations may require additional investments and reporting processes, introduce additional compliance risk, and depend in part on third-party performance or data that is outside its control. Related initiatives, and implementation of these initiatives, also involve risks and uncertainties, and Sirius XM Holdings cannot guarantee that it will achieve any announced environmental, social and governance objectives. In addition, some stakeholders may disagree with Sirius XM Holdings’ initiatives and objectives. Any failure, or perceived failure, to further our initiatives, adhere to public statements, comply with federal or state ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against Sirius XM Holdings and adversely affect its business, reputation, financial condition, and operations results.

Sirius XM Holdings may face lawsuits, incur liability or suffer reputational harm as a result of content published or made available through its services.

The nature of Sirius XM Holdings’ business could expose it to claims or public criticism related to defamation, illegal content, misinformation, and content regulation.  Sirius XM Holdings could incur costs investigating and defending any such claims. In addition, some stakeholders may disagree with third-party content provided through Sirius XM Holdings’ services, and negative public criticism of this content could damage its reputation and brands.  If Sirius XM Holdings incurs material costs, liability, or negative consumer reaction as a result of these occurrences, its business, financial condition and operating results could be adversely impacted.

If Sirius XM Holdings fails to protect the security of personal information about its customers, it could be subject to costly government enforcement actions and private litigation and its reputation could suffer.

The nature of Sirius XM Holdings’ business involves the receipt and storage of personal information about its subscribers and listeners, including credit and debit card information. Sirius XM Holdings has a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may not be detected for long periods of time. Sirius XM Holdings may be unable to anticipate or prevent unauthorized access to data pertaining to its customers, including credit card and debit card information and other personally identifiable information. Sirius XM Holdings’ services, which are supported by its own systems and those of third-party vendors, could be subject to computer malware and attacks as well as to catastrophic events (such as fires, floods, hurricanes or tornadoes), any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.

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

To date, Sirius XM Holdings is not aware that it has had a significant cyber-attack or breach that has had a material impact on its business or results of operations. Sirius XM Holdings has implemented systems and processes intended to secure its IT systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, Sirius XM Holdings has increased its monitoring capabilities to enhance early detection and timely response to potential security anomalies.

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

Sirius XM Holdings uses AI in its business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect Sirius XM Holdings’ results of operations.

Sirius XM Holdings incorporates AI solutions into its digital infrastructure, services, offerings and features, and these applications may become important in Sirius XM Holdings’ operations over time.  Competitors or other third parties may incorporate AI into their products more quickly or more successfully than Sirius XM Holdings, which could impair its ability to compete effectively and adversely affect its results of operations.  Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, Sirius XM Holdings’ business, reputation, financial condition, and results of operations could be adversely affected.

The use of AI applications may result in cybersecurity incidents that implicate the personal data of consumers.  Any such cybersecurity incidents related to Sirius XM Holdings’ use of AI applications could adversely affect its reputation and results of operations. AI also presents emerging ethical issues, such as the proper use of copyrighted material with AI applications, and if Sirius XM Holdings’ use of AI becomes controversial, it may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain Sirius XM Holdings’ platform, offerings, services, and features to help it implement AI ethically in order to minimize unintended, harmful impact.

Interruption or failure of Sirius XM Holdings’ IT and communications systems could impair the delivery of its service and harm its business.

Sirius XM Holdings relies on its own systems and systems of third party vendors to enable subscribers and listeners to access its Pandora and Sirius XM services in a dependable and efficient manner. Any degradation in the quality, or any failure, of Sirius XM Holdings’ systems could reduce its revenue, cause it to lose customers and damage its brands. Although Sirius XM Holdings has implemented practices designed to maintain the availability of the IT and service delivery systems it relies on and mitigate the harm of any unplanned interruptions, Sirius XM Holdings cannot anticipate all eventualities. Sirius XM Holdings occasionally experience unplanned outages or technical difficulties.  Sirius XM Holdings could also experience loss of data or processing capabilities, which could cause it to lose customers and could harm its reputation and operating results.

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

Sirius XM Holdings’ data centers and its IT and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm its systems. The occurrence of any of these events could result in interruptions in Sirius XM Holdings’ services and unauthorized access to, or alteration of, the content and data contained on its systems and that these third-party vendors store and deliver on its behalf.

Damage or interruption to data centers and IT and communications centers could expose Sirius XM Holdings to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of its computer systems. The compromise of personal, confidential or proprietary information could also subject Sirius XM Holdings to legal liability or regulatory action under evolving cybersecurity, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other foreign jurisdictions or by various regulatory organizations. As a result, Sirius XM Holdings’ ability to conduct its business and its results of operations might be adversely affected.

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

Under the Copyright Act, Sirius XM Holdings also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on its Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB.  Owners of copyrights in sound recordings have created SoundExchange, an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB’s existing decision governing sound recording royalties for satellite radio, Sirius XM Holdings is required to pay a royalty based on its gross revenue associated with its satellite radio service, subject to certain exclusions, of 15.5% per year through December 31, 2027.

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

Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nation” clauses. These provisions have caused, and may in the future cause, Sirius XM Holdings’ payments under those agreements to escalate substantially. In addition, SoundExchange, many record labels, music publishers and performing rights organizations have the right to audit Sirius XM’s royalty payments, and these audits often result in disputes over whether it has paid the proper amounts. As a result of such audits, Sirius XM Holdings could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect its business, financial condition and results of operations.

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

As of December 31, 2023, Sirius XM Holdings had an aggregate principal amount of approximately $9.3 billion of indebtedness outstanding.

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

In addition, Sirius XM Holdings’ borrowings under its Senior Secured Revolving Credit Facility carry a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”).  Sirius XM Holdings may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products.  These instruments may be used to selectively manage risks, but there can be no assurance that Sirius XM Holdings will be fully protected against material interest rate fluctuations.

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

An earthquake, hurricane, tornado, flood, cyber-attack, terrorist attack, civil unrest or other catastrophic event could damage Sirius XM Holdings’ data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt its services and harm its business. Sirius XM Holdings also has significant operations in the San Francisco Bay Area, a region known for seismic activity. Natural disasters and extreme weather conditions can be caused or exacerbated by climate change.

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

Sirius XM Holdings is party to several legal proceedings arising out of various aspects of its business, including possible class actions arising out of its marketing practices and governmental actions and possible class actions and mass arbitrations arising from its pricing and cancellation practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on its financial condition.

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

Under the 100-Year Agreements, entered into by Formula 1 and the FIA in 2001, Formula 1 was granted an exclusive license with respect to all of the commercial rights to the World Championship, including its trademarks. This license, which took effect on January 1, 2011 and will expire on December 31, 2110, maintains Formula 1’s exclusive commercial rights to the World Championship which Formula 1 held under previous agreements with the FIA, among other things. The license under the 100-Year Agreements is critical to the ongoing operation of Formula 1’s business. Formula 1’s rights under these agreements can be terminated by the FIA if Formula 1 materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights), undergoes an unpermitted change of control, interferes with certain of the FIA’s rights under the 100-Year Agreements or experiences certain insolvency events. If Formula 1’s license under the 100-Year Agreements was terminated in accordance with its terms or the FIA or another person successfully challenged the validity of that license (or the 100-Year Agreements as a whole), it could cause Formula 1 to discontinue its operations, lead to the termination of substantially all of Formula 1’s commercial contracts, prevent Formula 1 from exploiting the commercial rights to the World Championship and require Formula 1 to discontinue use of the World Championship trademarks and other intellectual property rights, which would materially adversely impact the Formula One Group.

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

Formula 1’s race promotion, media rights and sponsorship contracts typically have terms of three to seven years, three to five years and three to five years, respectively, but may on occasion be of longer duration. When these contracts expire, Formula 1 may not be able to renew or replace them with contracts on similar terms or at all. Further, counterparties to Formula 1 contracts may seek to terminate or renegotiate them, and Formula 1 may not be able to replace terminated contracts with contracts on similar terms or at all or renegotiate contracts on terms that are as favorable to us. Formula 1’s ability to renew, replace or renegotiate its contracts on similar terms, or at all, is dependent on a number of factors which Formula 1 may not be able to control or predict including the popularity of Formula 1, the value of live sports rights generally, relevant regulations, economic conditions in the relevant countries and the spending capacity and priorities of Formula 1’s counterparties. Additionally, many of Formula 1’s race promotion and media rights contracts are directly or indirectly with, or guaranteed by, governmental bodies or agencies and a change in their spending capacity or priorities could impact Formula 1’s negotiations with them. A failure to renew, replace or renegotiate Formula 1’s existing contracts on similar or improved terms could result in, among other things, the cancellation of an Event, the payments Formula 1 receives decreasing, the term of the contracts being shortened, termination rights being granted to Formula 1’s counterparties and other contractual terms and conditions being introduced which could materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn could materially adversely impact the Formula One Group.

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

For example, during October 2021, the Organisation for Economic Cooperation and Development (the “OECD”) announced that 136 countries and tax jurisdictions had agreed to implement a new “Two Pillar” approach to international taxation. Several countries have now enacted new legislation consistent with this approach, which takes effect for the first time in 2024. More countries have committed to introduce similar legislation, at different times and in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws.

The first of the OECD’s “pillars” establishes a new taxing right for countries in which a business has a significant economic presence, even though it may not have the degree of physical presence in that country needed to establish a taxing right under existing tax treaties. This new taxing right is subject to several conditions, exclusions and exceptions, and will initially affect only multinational enterprises with global turnover above 20 billion euros.

The second pillar establishes a Global Minimum Tax Rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax, which could be collected by the parent company’s tax authorities or by those in other countries, depending on whether and how each country implements the OECD’s approach in its tax treaties and domestic tax legislation. In an initial transition period from 2024 to 2026, enterprises are exempt from this additional tax if certain “Safe Harbour” tests are met.

Depending on how the jurisdictions in which Formula 1 operates, and those in which Liberty and its subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, and depending on the future evolution of the OECD’s “Two Pillar” approach. Formula 1 could be adversely affected due to its income being taxed at higher effective rates.

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

The economic and security relationship between the U.K. and the E.U. following Brexit could have a material adverse effect on our business.

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

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, parties to Formula 1 race promotion contracts terminating those contracts, embargoes or sanctions, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. Most recently, the 2023 Emilia-Romagna Grand Prix was cancelled due to severe flooding in the region. Additionally, the 2022 Russian Grand Prix was cancelled due to circumstances arising from Russia’s invasion of Ukraine. During the 2021 and 2020 seasons, a number of Events were cancelled and/or replaced due to the COVID-19 pandemic. As a general matter, Formula 1’s insurance policies do not cover the cancellation of an Event. Whether a race promoter is required to pay Formula 1 the race promotion fee with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

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

In 2023, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 occasionally uses derivatives to hedge its exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Formula 1 is reliant upon the retention of certain key personnel and the hiring of strategically valuable personnel, and Formula 1 may lose or be unable to hire one or more of such personnel.

Formula 1’s commercial success is dependent to a considerable extent on the abilities and reputation of Formula 1’s management. Formula 1’s senior management team has a wealth of experience both in Formula 1 and in the media sector more widely. Stefano Domenicali, Formula 1’s Chief Executive Officer, brings his history of success in Formula 1 racing at Ferrari and the broader auto industry at Audi and Lamborghini. Formula 1’s Chief Financial Officer, Duncan Llowarch, and Chief Legal Officer and Chief Administrative Officer, Sacha Woodward Hill, have 27 years and 28 years of experience in Formula 1, respectively. While Formula 1 has the benefit of a strong management team and contracted revenue which provide Formula 1 stability in the near term, the voluntary departure of any key personnel could disrupt Formula 1’s operations and have a material adverse effect on Formula 1’s business and results of operations, which in turn could materially adversely impact the Formula One Group. Liberty and Formula 1 continue to take steps to hire new members of management for the Formula 1 team as Liberty continues to expand the Formula 1 business. If Liberty and Formula 1 are unable to make strategic hires to strengthen the management of Formula 1, or if we are unable to retain these strategic hires over the long-term, the Formula 1 business may suffer.

The Teams have certain governance rights under the 2021 Concorde Agreement that may limit or, at a minimum, influence actions that Liberty may seek to cause Formula 1 to take.

The Teams are entitled to certain consent rights under the 2021 Concorde Agreement, including in relation to the number of Events in a season exceeding 24 or if there are fewer than eight Events across Europe and North America combined and the introduction of new sporting and technical regulations applying to the World Championship. The interests or opinions of the Teams with regard to certain actions proposed to be taken by Formula 1 may differ from those of Liberty. In such event, the Teams may be able to block these actions.

Risks Relating to the Liberty Live Group

We do not have the right to manage our business affiliate, Live Nation, which means we are not able to cause it to operate in a manner that is favorable to us.

We do not have the right to manage the businesses or affairs of our business affiliate Live Nation. Rather, our rights take the form of representation on the board of directors and board committees of Live Nation. Although our board representation rights may enable us to exercise influence over the management or policies of Live Nation, such representation will not enable us to cause Live Nation to take any actions we believe are favorable to us (such as paying dividends or distributions).

Our equity method investment in Live Nation may have a material impact on net earnings of Liberty and the Liberty Live Group.

We have a significant investment in Live Nation that is attributed to the Liberty Live Group, which we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) before income taxes. Due to the impact of COVID-19, Live Nation recorded significant losses during the years ended December 31, 2021 and 2020. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings or losses and those attributed to the Liberty Live Group. Notwithstanding the impact on our net earnings or losses and those attributed to the Liberty Live Group, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including us. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and is subject to market risk that is not directly reflected in our statement of operations.

The business of Live Nation is subject to a number of risks and uncertainties, including many of which are similar to those above with respect to Sirius XM Holdings, such as:

●	“Sirius XM Holdings faces substantial competition and that competition is likely to increase over time;”
●	“Sirius XM Holdings relies on third parties for the operation of its business, and the failure of third parties to perform could adversely affect its business;”
●	“If Sirius XM Holdings fails to protect the security of personal information about its customers, it could be subject to costly government enforcement actions and private litigation and its reputation could suffer;”
●	“Interruption or failure of Sirius XM Holdings’ IT and communications systems could impair the delivery of its service and harm its business;” and
●	“Failure to protect Sirius XM Holdings’ intellectual property or actions by third-parties to enforce their intellectual property rights could substantially harm its business and operating results.”

Risks Relating to the Ownership of Our Common Stock Due to Our Tracking Stock Capitalization

The following risks relate to the ownership of our common stock due to our tracking stock capitalization. However, while the Transactions are pending, Liberty is currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below. See “—Risks Relating to the proposed Liberty Sirius XM Holdings Split-Off and Merger – “We (with respect to the Liberty SiriusXM Group) and Liberty Sirius XM Holdings are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business (with respect to the Liberty SiriusXM Group and Liberty Sirius XM Holdings) and could adversely affect Liberty Sirius XM Holdings.”

Holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock are common stockholders of our Company and, therefore, are subject to risks associated with an investment in our Company as a whole, even if a holder does not own shares of common stock of all of our groups.

Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows among the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group in order to prepare the separate financial statement schedules for each of those groups, we will retain legal title to all of our assets and our tracking stock capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock do not have any legal rights related to specific assets attributed to their associated group and, in any liquidation, holders of Liberty SiriusXM common stock, holders of Liberty Formula One common stock and holders of Liberty Live common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

Possible market confusion may result from holders of our tracking stocks mistakenly believing that they (i) directly own stock of a company that is attributed to one of our tracking stocks and (ii) have any equity or voting interests with respect to companies attributed to one of our tracking stocks.

Our company holds interests in various companies, including public companies, and these interests are attributed to our tracking stock groups. In particular, following the Reclassification, the assets of the Liberty SiriusXM Group are primarily comprised of our company’s ownership interests in Sirius XM Holdings and corporate cash, the Formula One Group is comprised of our subsidiary that owns the Formula 1 business and the Liberty Live Group is primarily comprised of our interest in Live Nation. Depending on the composition of the assets underlying our tracking stock groups from time to time, confusion in the marketplace may occur if holders of our tracking stock mistakenly believe they own stock of a company attributed to the applicable tracking stock group. This may especially be true in cases where a tracking stock group has a name that is similar to the publicly traded company attributed to the applicable tracking stock group, as is the case of the Liberty SiriusXM Group and Sirius XM Holdings. As described above, holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock do not have any legal rights related to specific assets attributed to their associated tracking stock group. Similarly, holders of these tracking stocks do not, by virtue of their ownership of our tracking stock, own any equity or voting interest in any company attributed to one of our tracking stock groups, including any public companies.

We may split off, spin off or reattribute assets, liabilities and businesses attributed to our tracking stock groups in a manner that may disparately impact some of our stockholders if our Board of Directors determines such transaction to be in the best interest of all of our stockholders, and in some cases, not all of our stockholders would be entitled to vote on such a transaction.

Pursuant to the terms of Liberty’s restated certificate of incorporation (its “Charter”), the Board of Directors may determine that it is in the best interest of all of Liberty’s stockholders to effect a redemptive split-off whereby all or a portion of the outstanding shares of a particular tracking stock would be redeemed for shares of common stock of a subsidiary (“Splitco”) that holds all or a portion of the assets and liabilities attributed to such tracking stock group subject to the approval of only the holders of the tracking stock to be redeemed. However, the vote of holders of Liberty’s other tracking stocks would not be required, unless Splitco also held assets and liabilities of such other tracking stock group(s). If Liberty were to effect a redemptive split-off, then, pursuant to the terms of its Charter, Liberty would be required to redeem the outstanding shares of the affected tracking stock from its holders on an equal per share basis (i.e., it could not redeem shares from holders of only certain series of the affected tracking stock or redeem from all holders of the affected tracking stock on a non-pro rata basis). Following a redemptive split-off, holders of the other tracking stock(s) would continue to hold stock tracking the performance of Liberty’s remaining assets and liabilities which would not have changed after the redemptive split-off, unless a reattribution among the tracking stock groups occurred in connection with the redemptive split-off (as discussed below). In addition, in the case of a partial redemptive split-off, holders of the affected tracking stock would hold shares of Splitco and continue to hold a reduced number of shares of the affected tracking stock which would track the remaining assets and liabilities retained by Liberty and attributed to such tracking stock group after the split-off.

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

Furthermore, in structuring these transactions, the Board of Directors may determine to alter the composition of the assets and liabilities underlying its tracking stock groups through a reattribution. As contemplated by both the Charter and the management and allocation policies designed to assist Liberty in managing and separately presenting the businesses and operations attributed to our tracking stock groups, the Board of Directors is vested with the discretion to reattribute assets and liabilities from one tracking stock group to another tracking stock group without the approval of any of its stockholders, and the only limitations on its exercise of such discretion are that the reattribution be in the best interest of all of Liberty’s stockholders and that the reattribution be done on a fair value basis. Holders of the affected tracking stock groups will not be entitled to a separate vote to approve a reattribution, even if such reattribution is occurring in connection with a redemptive split-off and such stockholders would otherwise be entitled to vote on the redemptive split-off itself.

Our Board of Directors’ ability to reattribute businesses, assets and expenses between and among tracking stock groups may make it difficult to assess the future prospects of our tracking stock groups based on past performance.

Any reattribution made by the Board of Directors (as discussed above), as well as the existence, in and of itself, of the right to effect a reattribution may impact the ability of investors to assess the future prospects of the businesses and assets attributed to a tracking stock group, including liquidity and capital resource needs, based on past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of the businesses and assets attributed to each group based on past performance, as the Board of Directors may use one group’s liquidity to fund another group’s liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.

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

The market price of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock may not reflect the performance of the businesses and assets attributed to the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group, respectively, as we intend.

We cannot assure you that the market price of the common stock related to a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock are common stockholders of our Company as a whole and, as such, are subject to all risks associated with an investment in our Company and all of our businesses, assets and liabilities. As a result, the market price of each tracking stock may, in part, reflect events that are intended to be reflected or tracked by a different tracking stock of our Company. In addition, investors may discount the value of the stock related to a group because it is part of a common enterprise rather than a stand-alone entity.

The market price of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.

The market prices of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock and may be materially affected by, among other things:

●	actual or anticipated fluctuations in a group’s operating results or in the operating results of particular companies attributable to such group;
●	potential acquisition activity by our Company (regardless of the group to which it is attributed) or the companies in which we invest;
●	issuances of debt or equity securities to raise capital by our Company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;
●	changes in financial estimates by securities analysts regarding Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock or the companies attributable to our tracking stock groups;
●	the complex nature and the potential difficulties investors may have in understanding the terms of our three tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and
●	general market conditions.

The market value of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock could be adversely affected by events involving the assets and businesses attributed to one or more of the other groups.

Because we are the issuer of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups, such as earnings announcements, announcements of new products or services or acquisitions or dispositions that the market does not view favorably, may cause an adverse market reaction in the common stock of the other groups. This could occur even if the triggering event is not material to us as a whole. Certain events may also have a greater impact on one group than the same triggering event would have on another group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other groups or the borrowing costs of our Company as a whole.

We may not pay dividends equally or at all on Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock.

We do not presently intend to pay cash dividends on Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock for the foreseeable future. However, we have the right to pay dividends on the shares of common stock related to each group in equal or unequal amounts, and we may pay dividends on the shares of common stock related to one group and not pay dividends on shares of common stock related to another group. In addition, any dividends or distributions on, or repurchases of, shares relating to a group will reduce our assets legally available to be paid as dividends on the shares relating to another group.

Our tracking stock capital structure could create conflicts of interest, and our Board of Directors may make decisions that could adversely affect only some holders of our common stock.

Our tracking stock capital structure could give rise to occasions when the interests of holders of stock related to one group might diverge or appear to diverge from the interests of holders of stock related to one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group. Our tracking stock groups are not separate entities and thus holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock do not have the right to elect separate boards of directors. As a result, our Company’s officers and directors owe fiduciary duties to our Company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our stockholders may not be in the best interest of a particular group or groups when considered independently. Examples include:

●	decisions as to the terms of any business relationships that may be created between groups, such as between the Liberty SiriusXM Group and the Liberty Live Group or between the Liberty SiriusXM Group and the Formula One Group;
●	the terms of any reattributions of assets between one or more groups;
●	decisions as to the allocation of consideration among the holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, or among the series of stocks relating to our groups, to be received in connection with a merger involving our Company;
●	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of more than one group;
●	decisions as to operational and financial matters that could be considered detrimental to one or more groups but beneficial to another;
●	decisions as to the conversion of shares of common stock of one group into shares of common stock of another;
●	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in another group;
●	decisions as to the internal or external financing attributable to businesses or assets attributed to any of our groups;
●	decisions as to the dispositions of assets of any of our groups; and
●	decisions as to the payment of dividends on the stock relating to any of our groups.

Our directors’ or officers’ equity ownership may create or appear to create conflicts of interest.

If directors or officers own disproportionate interests (in percentage or value terms) in Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock.

Other than pursuant to our management and allocation policies, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to our three groups, or among holders of different series of stock relating to a specific group.

Rather than develop additional specific procedures in advance, the Board of Directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

●	obtain information regarding the divergence (or potential divergence) of interests;

●	determine under what circumstances to seek the assistance of outside advisers;
●	determine whether a committee of the Board of Directors should be appointed to address a specific matter and the appropriate members of that committee; and
●	assess what is in our best interests and the best interests of all of our stockholders.

The Board of Directors believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweighs any perceived advantages of adopting additional specific procedures in advance.

Our Board of Directors may change the management and allocation policies to the detriment of one or more groups without stockholder approval.

The Board of Directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationships among the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities among them. These policies are not included in the current Charter. The Board of Directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our Company as opposed to significant corporate actions, such as a merger involving our Company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one or more groups while advantaging the other(s).

Holders of shares of stock relating to a particular group may not have any remedies if any action by our directors or officers has an adverse effect on only that stock, or on a particular series of that stock.

Principles of Delaware law and the provisions of our current Charter may protect decisions of the Board of Directors that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Delaware law, the Board of Directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Delaware law and the business judgment rule referred to above, a stockholder may not be able to successfully challenge decisions that they believe have a disparate impact upon the stockholders of one of our groups if a majority of the Board of Directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the Board of Directors is acting in the best interest of Liberty and all of our stockholders.

Stockholders will not vote on how to attribute consideration received in connection with a merger involving our Company among holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock.

Our current Charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our Company is to be attributed to the holders of Liberty SiriusXM common stock, holders of Liberty Formula One common stock and holders of Liberty Live common stock or to the holders of different series of stock, and none of the holders of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, the Board of Directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our Company among holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock in a fair manner. As the different ways the Board of Directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

We may dispose of assets of the Liberty SiriusXM Group, the Formula One Group or the Liberty Live Group without stockholder approval.

Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our Company taken as a whole, and our current Charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Liberty SiriusXM Group, the Formula One Group or the Liberty Live Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval.

If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by the Board of Directors), we would be required under the terms of our current Charter, if the disposition is not an exempt disposition under the terms of our current charter, to choose one or more of the following three alternatives:

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

The Board of Directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of any stock related to a particular group.

Holders of Liberty SiriusXM common stock, Liberty Formula One common stock  or Liberty Live common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.

If the Liberty SiriusXM Group, the Formula One Group or the Liberty Live Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock related to that group. Accordingly, if we sell all or substantially all of the assets attributed to the Liberty SiriusXM Group, the Formula One Group or the Liberty Live Group, our stockholders could suffer a loss in the value of their investment in our stock.

In the event of a liquidation of Liberty, holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to stockholders.

Under our current Charter, upon Liberty’s liquidation, dissolution or winding up, holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty’s assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of “liquidation units” per share, as previously determined in connection with the Reclassification. Hence, the assets to be distributed to a holder of any of our tracking stocks upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock over time.

The Board of Directors may elect to convert the common stock relating to one group into common stock relating to another group, thereby changing the nature of a stockholder’s investment and possibly diluting their economic interest in our Company, which could result in a loss in value to them.

Our current Charter permits the Board of Directors to convert all of the outstanding shares of common stock relating to any of our groups into shares of common stock of another group on specified terms. A conversion would preclude the holders of stock related to each group involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. We cannot predict the impact on the market value of our stock of (1) the Board of Directors’ ability to effect any such conversion or (2) the exercise of this conversion right by the Board of Directors. In addition, the Board of Directors may effect such a conversion at a time when the market value of our different stocks could cause the stockholders of one group to be disadvantaged.

Holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock vote together and have limited separate voting rights.

Holders of Series A and Series B Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock vote together as a single class, except in certain limited circumstances prescribed by our current Charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of each group have no voting rights, other than those required under Delaware law. When holders of Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock vote together as a single class, holders having a majority of the votes are in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than another.

Transactions in Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock by our insiders could depress the market price of those stocks.

Sales of, or hedging transactions such as collars relating to, shares of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock by our Chairman of the Board of Directors, or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our Company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of the Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock.

Our capital structure, as well as the fact that the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group are not independent companies, may inhibit or prevent acquisition bids for the businesses attributed to the Liberty SiriusXM Group, the Formula One Group or the Liberty Live Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

If the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group were separate independent companies, any person interested in acquiring the Liberty SiriusXM Group, the Formula One Group or the Liberty Live Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer or a proxy contest. Although we intend Liberty SiriusXM common stock, Liberty Formula One common stock  and Liberty Live common stock to reflect the separate economic performance of the Liberty SiriusXM Group, the Formula One Group and the Liberty Live Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding voting shares of our Company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have a capital structure similar to ours.

Certain provisions of our current Charter and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:

●	authorizing a capital structure with multiple series of common stock: a Series B common stock related to each group that entitles the holders to ten votes per share, a Series A common stock related to each group that entitles the holder to one vote per share, and a Series C common stock related to each group that, except as otherwise required by Delaware law, entitles the holder to no voting rights;
●	classifying the Board of Directors with staggered three-year terms, which may lengthen the time required to gain control of the Board of Directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66⅔% of our aggregate voting power or the approval by at least 75% of the Board of Directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our current Charter; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by the Board of Directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2024) representing the power to direct approximately 49% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 97% of the outstanding shares of each of the Series B Liberty SiriusXM common stock, the Series B Liberty Formula One common stock and the Series B Liberty Live common stock.

Risks Relating to the proposed Liberty Sirius XM Holdings Split-Off and Merger

We intend to split-off our Liberty SiriusXM Group into an independent, publicly-traded company which will combine with Sirius XM Holdings. The proposed Transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

We have announced our intention to split-off our Liberty SiriusXM Group (the “Liberty Sirius XM Holdings Split-Off”) into an independent, publicly-traded company, Liberty Sirius XM Holdings, and combine it with Sirius XM Holdings through a merger of Merger Sub with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”) early in the third quarter of 2024, subject to the satisfaction of certain conditions, including obtaining certain requisite approvals of the holders of Series A and Series B Liberty SiriusXM common stock, the receipt of opinions of tax counsel, certain regulatory approvals and other customary closing conditions. In addition, the Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Unanticipated developments, including possible delays in obtaining requisite approvals could delay or prevent the proposed Liberty Sirius XM Holdings Split-Off and/or Merger from occurring or cause the proposed Liberty Sirius XM Holdings Split-Off and/or Merger to occur on terms or conditions that are less favorable and/or different than expected. Even if the Transactions are completed, we may not realize some or all of the anticipated benefits from the Transactions.

We expect to incur costs and expenses in connection with the Transactions.

We expect that we will incur certain nonrecurring costs in connection with the consummation of the Transactions, including investment banking, legal and accounting fees and financial printing and other related charges. A majority of these costs have already been incurred or will be incurred regardless of whether the Transactions are completed. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Transactions. Although we expect that the realization of benefits related to the Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in our businesses as a whole and in the Liberty SiriusXM Group, which could have an adverse effect on our business and financial results.

Our management may be required to divert a disproportionate amount of attention away from their day-to-day activities and operations, and devote time and effort to consummating the Transactions.  The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Transactions.  These factors could adversely affect our financial position or results of operations, regardless of whether the Transactions are completed.

We (with respect to the Liberty SiriusXM Group) and Liberty Sirius XM Holdings are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business (with respect to the Liberty SiriusXM Group and Liberty Sirius XM Holdings) and could adversely affect Liberty Sirius XM Holdings.

The Agreement and Plan of Merger, dated December 11, 2023, by and among us, Liberty Sirius XM Holdings, Sirius XM Holdings and Merger Sub (the “Merger Agreement”) imposes certain restrictive interim covenants on us (with respect to the Liberty SiriusXM Group and Liberty Sirius XM Holdings) and Liberty Sirius XM Holdings during the pendency of the Merger Agreement. For instance, subject to certain exceptions set forth in the Merger Agreement, the consent of the special committee of the board of directors of Sirius XM Holdings (the “Special Committee”) (on behalf of Sirius XM Holdings) is required in respect of, among other things, amendments to our (with respect to the Liberty SiriusXM Group) or Liberty Sirius XM Holdings’ organizational documents, the incurrence of debt for borrowed money, payments of certain dividends with respect to Liberty SiriusXM common stock and common stock of Liberty Sirius XM Holdings, certain issuances of shares of Liberty SiriusXM common stock and common stock of Liberty Sirius XM

Holdings and payments of certain liabilities. These restrictions may prevent us and Liberty Sirius XM Holdings from taking certain actions during the period from the date of the Merger Agreement to the effective time of the Merger, including making certain acquisitions or otherwise pursuing certain business opportunities, or making certain changes to shares of Liberty SiriusXM common stock or common stock of Liberty Sirius XM Holdings, that our and the Liberty Sirius XM Holdings board of directors, respectively, may deem beneficial.

The Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Transactions could negatively impact our business and/or financial results and cause the stock price of Liberty SiriusXM common stock to decline, perhaps significantly.

The completion of the Transactions is subject to a number of conditions, including obtaining certain requisite approvals of the holders of Series A and Series B Liberty SiriusXM common stock, the receipt of opinions of tax counsel, certain regulatory approvals and other customary closing conditions. We cannot make any assurances that the Transactions will be completed on the terms or timeline currently contemplated, or at all. Some of the conditions to the completion of the Transactions are outside our control and outside the control of other parties to the Transactions. We have and will continue to expend time and resources and incur expenses related to the proposed Transactions.

If the Transactions are not completed for any reason, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

●	we may be required, under certain circumstances, to pay Sirius XM Holdings a termination fee of $450 million in cash;
●	we will be required to pay certain costs relating to the Transactions, whether or not the Transactions are completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings and filing and printing fees; and
●	matters relating to the Transactions may require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition, if the Transactions are not completed, we may experience negative reactions from the financial markets and from our employees, commercial partners and customers. We could also be subject to litigation, including litigation related to failure to complete the Merger or to enforce obligations under the Merger Agreement. If the Merger is not consummated, there can be no assurance that the risks described above will not materially affect our business, financial results and stock prices. The stock price of Liberty SiriusXM common stock may decline, perhaps significantly, to the extent such stock price reflects a market assumption that the Transactions will be completed, or based on the market’s perception as to why the Transactions were not completed.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of us (with respect to the Liberty SiriusXM Group) or Liberty Sirius XM Holdings, or could result in any competing proposal being at a lower price than it otherwise might be.

Pursuant to the terms, and during the pendency, of the Merger Agreement, we (with respect to the Liberty SiriusXM Group) and Liberty Sirius XM Holdings have agreed to non-solicitation obligations with respect to third-party acquisition proposals (including provisions restricting our and Liberty Sirius XM Holdings’ ability to provide confidential information to third parties) and have agreed to certain restrictions on us, Liberty Sirius XM Holdings and our and their representatives’ ability to respond to any such proposals. However, subject to the terms of the Merger Agreement, Liberty Media’s board of directors may make a Liberty Adverse Recommendation Change (as defined in the Merger Agreement), in which case, Sirius XM Holdings may terminate the Merger Agreement and receive a termination fee from us in an amount equal to $450 million in cash.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us (with respect to the Liberty SiriusXM Group) or Liberty Sirius XM Holdings from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in connection with the Transactions, or, in our case (with respect to the Liberty SiriusXM Group), might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Item 1B. Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats. Liberty’s corporate level IT and cybersecurity functions assess, identify, and manage risks from cybersecurity threats at the corporate level, while Formula 1 operates its own cybersecurity function with oversight from Liberty.

Sirius XM Holdings, as a separate publicly traded company from Liberty, operates its own cybersecurity function. While primary oversight for Sirius XM Holdings rests with its board of directors and Audit Committee, we receive regular reporting from Sirius XM Holdings management and collaborate with those tasked with oversight to ensure risks are appropriately addressed.

Live Nation, an equity affiliate, as a separate publicly traded company from Liberty, operates its own cybersecurity function.  Oversight for Live Nation’s cybersecurity functions rests with its board of directors, of which our CEO is the Chairman, in collaboration with Live Nation’s Global Data Governance Board and Audit Committee.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF”).

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party consultants, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, using manual and automated tools such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, Security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available annually to our Board of Directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level and at Formula 1. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our businesses, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third-party consultants, legal advisors and assessors to keep us apprised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see “The degradation, failure or misuse of the Company’s information systems could cause a disruption of services or improper loss, use and disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue." in Part I, Item 1A of this Annual Report on Form 10-K.

For additional information on Sirius XM Holdings’ cybersecurity program and risks refer to Item 1C in their 2023 Form 10-K, filed on February 1, 2024.

Governance

Role of the Board of Directors

Our Board of Directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the Audit Committee, the full Board of Directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full Board of Directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and Board of Directors informed and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

We have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and our subsidiaries. The ISSC receives regular reports and updates from Sirius XM Holdings regarding their cybersecurity risk management activities and incidents that have occurred, if any.

At Formula 1, the Head of Information Security, together with the Director of IT, are responsible for day-to-day management and oversight of subsidiary cybersecurity, including assessing, monitoring and mitigating cybersecurity risk as well as regular reporting to Formula 1 executive management and the ISSC.

Liberty and Formula 1 have also established a Risk and Compliance Committee responsible for overseeing and monitoring all corporate compliance initiatives at Formula 1, including cybersecurity. The Risk and Compliance

Committee is composed of members of Liberty’s ISSC as well as members of Formula 1’s executive leadership team, including the Chief Financial Officer and General Counsel. The Head of Information Security provides quarterly updates to the Risk and Compliance Committee on cybersecurity risks and initiatives as well as any cybersecurity events, as applicable.

At Sirius XM Holdings, the Chief Information Security Officer, together with the Chief Product and Technology Officer and Chief Information Officer, are responsible for the day-to-day management of cybersecurity risks. Sirius XM Holdings has also established a Security Council, which includes the Chief Executive Officer, Chief Commercial Officer, Chief Product and Technology Officer, Chief Information Security Officer, Chief Information Officer, Chief Financial Officer, General Counsel and other senior officers, that meets on at least a quarterly basis to review cybersecurity and information security matters. The Security Council has primary management oversight responsibility for assessing and managing information security, fraud, vendor, data protection and privacy, and cybersecurity risks.

Our management team’s experience includes a diverse background in telecom, technology, media and other industries, with decades of experience in various aspects of cybersecurity. Liberty’s Head of Cybersecurity has more than 25 years of cybersecurity and IT experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. Formula 1’s Head of Information Security and Director of IT together have more than 30 years of experience and the Head of Information Security has multiple certifications, including Certified Cyber Professional and Senior Security & Risk Advisor. Sirius XM Holdings’ Chief Information Security Officer, Chief Product and Technology Officer and Chief Information Officer each have more than 20 years of professional experience in the information security area. All have worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado.

Sirius XM Holdings owns office production and engineering facilities in Washington D.C. and New Jersey. Additionally, Sirius XM Holdings leases property for its headquarters in New York and leases additional properties in New York, New Jersey, Florida, Michigan, Tennessee, Georgia, Virginia, California and Texas for its office, production, technical, studio and engineering facilities, warehouse and call center. In addition, Sirius XM Holdings leases or licenses space at approximately 530 locations for use in connection with the terrestrial repeater networks that support its satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers, none of which are individually material to the business or its operations.

Formula 1 owns no material property. Formula 1 leases space for its offices in London, England and for its television production and technical operations in Kent, England. The Company owns land and a building adjacent to the Las Vegas Strip which is utilized for the Las Vegas Grand Prix.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space and entertainment venues. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3. Legal Proceedings.

Refer to note 17 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) has three series of each of its three tracking stocks. Series A, Series B and Series C Liberty SiriusXM common stock trade under the symbols LSXMA/B/K, respectively; Series A, Series B and Series C Liberty Formula One common stock trade or are quoted under the symbols FWONA/B/K, respectively; and Series A, Series B and Series C Liberty Live common stock trade or are quoted under the symbols LLYVA/B/K, respectively. Each series (Series A, Series B and Series C) of the Liberty SiriusXM common stock trades on the Nasdaq Global Select Market. Series A and Series C Liberty Formula One common stock and Series A and Series C Liberty Live common stock trade on the Nasdaq Global Select Market, and Series B Liberty Formula One common stock and Series B Liberty Live common stock are quoted on the OTC Markets. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following tables set forth the range of high and low sales prices of our Series B Liberty SiriusXM common stock, Series B Liberty Formula One common stock and Series B Liberty Live common stock for the years ended December 31, 2023 and 2022. Although our Series B Liberty SiriusXM common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded. Additionally, there is no established public trading market for our Series B Liberty Formula One common stock and our Series B Liberty Live common stock, which are quoted on OTC Markets. The over-the-counter market quotations for our Series B Liberty Formula One common stock and our Series B Liberty Live common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Liberty SiriusXM Group
	Series B (LSXMB)
	High	Low
2022
First quarter	$53.04	44.92
Second quarter	$47.14	40.00
Third quarter	$46.75	36.50
Fourth quarter	$47.43	39.03

2023
First quarter	$42.00	25.35
Second quarter	$31.51	26.18
Third quarter	$34.80	22.19
Fourth quarter	$28.90	24.08

	Formula One Group
	Series B (FWONB)
	High	Low
2022
First quarter	$54.75	54.75
Second quarter	$70.26	56.65
Third quarter	$63.00	53.59
Fourth quarter	$48.75	47.78

2023
First quarter	$68.02	54.31
Second quarter	$68.00	63.00
Third quarter	$66.00	55.00
Fourth quarter	$56.02	56.02

	Liberty Live Group
	Series B (LLYVB)
	High	Low
2023
Third quarter (from the initial quoting of LLYVB on August 4, 2023)	$34.35	28.38
Fourth quarter	$33.50	31.18

On August 3, 2023, Liberty completed the Reclassification (as defined below). Each outstanding share of Liberty SiriusXM Common Stock was reclassified into one share of the corresponding series of new Liberty SiriusXM Common Stock and 0.2500 of a share of the corresponding series of Liberty Live Common Stock, and each outstanding share of Liberty Formula One Common Stock was reclassified into one share of the corresponding series of new Liberty Formula One Common Stock and 0.0428 of a share of the corresponding series of Liberty Live Common Stock. Stock prices presented in the tables above prior to August 3, 2023 were not adjusted to reflect the Reclassification.

Holders

The number of record holders as of January 31, 2024 were as follows:

	Series A	Series B	Series C
Liberty SiriusXM common stock	893	45	942
Liberty Formula One common stock	624	42	787
Liberty Live common stock	605	40	798

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Series A Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock and no repurchases of Series C Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock during the three months ended December 31, 2023. As of December 31, 2023, approximately $1.1 billion was available for future share repurchases under our share repurchase program.

During the three months ended December 31, 2023, no shares of Series A or Series C Liberty Formula One common stock, 190 shares of Series A and 378 shares of Series C Liberty SiriusXM common stock, and 48 shares of Series A and 96 shares of Series C Liberty Live common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.  [Reserved.]

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

We hold an ownership interest in Live Nation Entertainment, Inc. (“Live Nation”), which is accounted for as an equity method investment as of December 31, 2023. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2023, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

Our “Corporate and Other” category includes corporate expenses and minority positions in other public companies. Braves Holdings, LLC ("Braves Holdings"), a consolidated subsidiary, was included in “Corporate and Other” prior to the Split-Off (defined below).

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off (the “Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings, Inc. (“ABH”). The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of ABH common stock. ABH is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Liberty Formula One Group (the “Formula One Group”), which were settled and extinguished in connection with the Split-Off.

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks—Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”). As a result of the Reclassification, each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One common stock was reclassified into one share of the corresponding series of new Liberty Formula One common stock and 0.0428 of a share of the corresponding series of Liberty Live common stock.

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

As of December 31, 2023, the Liberty SiriusXM Group is primarily comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2023, the Liberty SiriusXM Group has cash and cash equivalents of approximately $306 million, which includes $216 million of subsidiary cash.

As of December 31, 2023, the Formula One Group is primarily comprised of Liberty’s interest in Formula 1, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of December 31, 2023, the Formula One Group has cash and cash equivalents of approximately $1,408 million, which includes $1,002 million of subsidiary cash.

As of December 31, 2023, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, certain public and private assets previously attributed to the Formula One Group, Liberty’s 2.375% Exchangeable Senior Debentures due 2053, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2023, the Liberty Live Group has cash and cash equivalents of approximately $305 million.

Prior to the Split-Off, the Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Braves”), certain assets and liabilities associated with the Braves’ stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash.

As of December 31, 2021, 6,792,903 notional shares representing an 11.0% intergroup interest in the Braves Group were held by the Formula One Group, 2,292,037 notional shares representing a 3.7% intergroup interest in the Braves Group were held by the Liberty SiriusXM Group and 5,271,475 notional shares representing a 2.2% intergroup interest in the Formula One Group were held by the Liberty SiriusXM Group.

During September 2022, the Formula One Group and the Braves Group paid approximately $64 million and $14 million, respectively, to the Liberty SiriusXM Group to settle a portion of the intergroup interests in the Formula One Group and Braves Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”), as described in note 9. During March 2023, the Formula One Group paid approximately $202 million to the Liberty SiriusXM Group to settle a portion of the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in note 9. On July 12, 2023, the Formula One Group paid approximately $71 million to the Liberty SiriusXM Group to settle and extinguish the remaining intergroup interest in the Formula One Group held by the Liberty SiriusXM Group.

In connection with the Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of ABH Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of ABH Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock. During November 2023, Liberty exchanged the shares of ABH Series C common stock attributed to the Liberty SiriusXM Group with a third party to satisfy certain debt obligations attributed to the Liberty SiriusXM Group.

On December 11, 2023, Liberty entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (the “Liberty Sirius XM Holdings Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement, dated as of December 11, 2023, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (the “Reorganization Agreement”)). The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 8.4 shares of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. The Liberty Sirius XM Holdings Split-Off is intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares) and the completion of the Liberty Sirius XM Holdings Split-Off will be subject to various conditions, including the receipt of opinions of tax counsel. On December 11, 2023, Liberty also entered into an Agreement and Plan of Merger, pursuant to which a wholly owned subsidiary of Liberty Sirius XM Holdings (“Merger Sub”) will merge with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”), subject to the satisfaction of certain conditions. The Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Subject to the satisfaction of the conditions, the Company expects to complete the Transactions early in the third quarter of 2024.

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

Formula 1. Formula 1’s goal is to further broaden and increase the global scale and appeal of the FIA (as defined below) Formula One World Championship (the “World Championship”) in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	Maximizing the value of Formula 1’s commercial rights;
o	Leveraging high demand and positive competitive tension for Event renewals to increase the quality and value of every race slot
o	Maximizing media rights across markets, including alternate media platforms; continuing to grow Formula 1’s direct-to-consumer F1 TV product, alongside its growing suite of digital media assets
o	Developing sponsorship revenue by optimizing Formula 1’s existing inventory to maximize impact, exclusivity and value for Formula 1’s partners, while creating new, tailored assets to satisfy growing demand from a broad-spectrum of global brands
o	Enhancing Formula 1’s hospitality and experience business across its existing Formula 1 Paddock Club (the “Paddock Club”) and new high-end offerings
●	Augmenting Formula 1’s diverse and valuable fanbase by expanding the ways in which it interacts with fans, which will drive deeper fan engagement and improved fan data;
●	Driving growth in key strategic markets with under-monetized fan potential;
●	Improving the on-track competitive balance of the World Championship and the long-term financial stability of the participating Teams; and
●	Improving the environmental and social impact of Formula 1 and its related activities by delivering Net Zero by 2030, leaving a legacy of positive change wherever it races, and building a more diverse and inclusive sport. Formula 1 is also pioneering a 100% advanced sustainable fuel to be introduced in 2026 that will be a “drop-in fuel” and can be used in road cars without modification worldwide.

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

A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

Consolidated Operating Results

	Years ended December 31,
	2023	2022

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$8,953	9,003
Total Liberty SiriusXM Group	8,953	9,003
Formula One Group
Formula 1	3,222	2,573
Corporate and other	15	—
Intergroup elimination	(15)	—
Total Formula One Group	3,222	2,573
Braves Group
Corporate and other	350	588
Total Braves Group	350	588
Consolidated Liberty	$12,525	12,164

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$1,876	1,958
Corporate and other	(68)	(39)
Total Liberty SiriusXM Group	1,808	1,919
Formula One Group
Formula 1	392	239
Corporate and other	(95)	(66)
Total Formula One Group	297	173
Liberty Live Group
Corporate and other	(11)	NA
Total Liberty Live Group	(11)	NA
Braves Group
Corporate and other	(31)	(28)
Total Braves Group	(31)	(28)
Consolidated Liberty	$2,063	2,064

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$2,774	2,833
Corporate and other	(42)	(26)
Total Liberty SiriusXM Group	2,732	2,807
Formula One Group
Formula 1	725	593
Corporate and other	(39)	(42)
Total Formula One Group	686	551
Liberty Live Group
Corporate and other	(9)	NA
Total Liberty Live Group	(9)	NA
Braves Group
Corporate and other	14	61
Total Braves Group	14	61
Consolidated Liberty	$3,423	3,419

Revenue. Our consolidated revenue increased $361 million for the year ended December 31, 2023, as compared to the prior year, driven by an increase of $649 million at Formula 1, partially offset by a $238 million decrease at Braves Holdings, primarily due to Braves Holdings results only being included through the Split-Off date, and a $50 million decrease at Sirius XM Holdings. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Operating income. Our consolidated operating income decreased $1 million for the year ended December 31, 2023, as compared to the prior year, driven by an $82 million decrease in Sirius XM Holdings operating results and a decrease in corporate and other operating results primarily driven by the write-down of a building to its estimated fair value and costs associated with various corporate transactions, partially offset by a $153 million increase in Formula 1’s operating results. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings, and Formula 1.

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

We recorded $232 million and $237 million of stock compensation expense for the years ended December 31, 2023 and 2022, respectively. The decrease in 2023 as compared to 2022 is primarily due to a decrease of $13 million at Sirius XM Holdings, partially offset by an increase in corporate and other stock compensation expense.

As of December 31, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $423 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.6 years.

As of December 31, 2023, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $29 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.7 years.

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

	Years ended December 31,
	2023	2022

	amounts in millions
Operating income (loss)	$2,063	2,064
Stock-based compensation	232	237
Depreciation and amortization	1,030	1,044
Impairment, restructuring and acquisition costs, net of recoveries	67	74
Litigation settlements, net of recoveries	31	—
Adjusted OIBDA	$3,423	3,419

Consolidated Adjusted OIBDA increased $4 million for the year ended December 31, 2023, as compared to the prior year, primarily due to an increase of $132 million in Formula 1 Adjusted OIBDA, partially offset by a $59 million decrease in Sirius XM Holdings Adjusted OIBDA and a $44 million decrease in Braves Holdings Adjusted OIBDA, primarily due to Braves Holdings results only being included in the current period through the Split-Off date. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2023	2022

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(538)	(511)
Formula One Group	(214)	(149)
Liberty Live Group	(10)	NA
Braves Group	(20)	(29)
Consolidated Liberty	$(782)	(689)

Share of earnings (losses) of affiliates
Liberty SiriusXM Group	$108	67
Formula One Group	(4)	—
Liberty Live Group	22	NA
Braves Group	12	32
Consolidated Liberty	$138	99

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$(215)	471
Formula One Group	42	115
Liberty Live Group	(153)	NA
Braves Group	3	13
Consolidated Liberty	$(323)	599

Gains (losses) on dilution of investment in affiliate
Liberty SiriusXM Group	$(6)	10
Formula One Group	—	—
Liberty Live Group	2	NA
Braves Group	—	—
Consolidated Liberty	$(4)	10

Other, net
Liberty SiriusXM Group	$43	32
Formula One Group	75	58
Liberty Live Group	(30)	NA
Braves Group	5	20
Consolidated Liberty	$93	110

	$(878)	129

Interest expense. Consolidated interest expense increased $93 million for the year ended December 31, 2023, as compared to the prior year. Interest expense for the Formula One Group increased primarily due to an increase in interest rates on Formula 1’s Senior Loan Facility and interest expense for the Liberty SiriusXM Group increased primarily due to increases in interest rates on the margin loan secured by shares of Sirius XM Holdings common stock and the Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan. As previously disclosed, certain debt was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023. The interest related to such debt is reflected in interest expense for the Liberty SiriusXM Group prior to the Reclassification and in interest expense for the Liberty Live Group following the Reclassification.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2023	2022

	amounts in millions
Liberty SiriusXM Group
Live Nation	$127	72
Sirius XM Canada	2	—
Other	(21)	(5)
Total Liberty SiriusXM Group	108	67

Formula One Group
Other	(4)	—
Total Formula One Group	(4)	—

Liberty Live Group
Live Nation	21	NA
Other	1	NA
Total Liberty Live Group	22	NA

Braves Group
Other	12	32
Total Braves Group	12	32
Consolidated Liberty	$138	99

Liberty’s interest in Live Nation and certain other equity affiliates were reattributed from the Liberty SiriusXM Group and the Formula One Group to the Liberty Live Group effective August 3, 2023. Liberty’s share of earnings (losses) related to these affiliates were reflected in the results of the Liberty SiriusXM Group and the Formula One Group prior to the Reclassification and are reflected in the results of the Liberty Live Group following the Reclassification.

Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2023	2022

	amounts in millions
Debt and equity securities	$12	(7)
Debt measured at fair value	(259)	717
Change in fair value of bond hedges	(114)	(236)
Other	38	125
	$(323)	599

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

Contemporaneously with the issuance of the Convertible Notes, Liberty entered into bond hedges which were expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes. These derivatives were marked to fair value on a recurring basis. The primary driver of the change in the fair value of bond hedges was the change in the fair value of the underlying stock. The bond hedges expired on October 15, 2023.

Other unrealized gains (losses) are primarily driven by changes in the fair value of Formula 1’s interest rate swaps and the realized gains (losses) on Formula 1’s interest rate swaps.

Gains (losses) on dilution of investment in affiliate. Liberty’s interest in Live Nation was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023. Gains (losses) on dilution of Liberty’s investment in Live Nation were reflected in the results of the Liberty SiriusXM Group prior to the Reclassification and are reflected in the results of the Liberty Live Group following the Reclassification.

Other, net. Other, net income decreased during 2023, as compared to the prior year, primarily driven by losses on early extinguishment of debt, gains on the sale of three Professional Development League clubs at Braves Holdings recognized during the year ended December 31, 2022 and tax related expense pursuant to a tax sharing agreement with Qurate Retail, Inc., partially offset by an increase in interest and dividend income.

Income taxes. The Company had income tax expense of $223 million and $164 million for the years ended December 31, 2023 and 2022, respectively. Our effective tax rate for the years ended December 31, 2023 and 2022 was 19% and 7%, respectively. Our effective tax rate both years was impacted for the following reasons:

●	During 2023, our effective tax rate was lower than the 21% U.S. federal tax rate due to tax credits and incentives generated by our alternative energy investments, partially offset by the effect of state income taxes and certain losses that are not deductible for tax purposes.
●	During 2022, our effective tax rate was lower than the 21% U.S. federal tax rate due to a decrease in our valuation allowance, partially offset by the effect of state income taxes.

Net earnings. We had net earnings of $962 million and $2,029 million for the years ended December 31, 2023 and 2022, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2023, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty currently does not have a corporate debt rating.

As of December 31, 2023, Liberty’s cash and cash equivalents were as follows (amounts in millions):

Liberty SiriusXM Group
Sirius XM Holdings	$216
Corporate and other	90
Total Liberty SiriusXM Group	$306
Formula One Group
Formula 1	$1,002
Corporate and other	406
Total Formula One Group	$1,408
Liberty Live Group
Corporate and other	$305
Total Liberty Live Group	$305

The Company has a controlling interest in Sirius XM Holdings which has significant cash flows provided by operating activities, although due to Sirius XM Holdings being a separate public company and the significant noncontrolling interest, we do not have ready access to its cash. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loans and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have access to Formula 1’s cash when Formula 1’s leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the year ended December 31, 2023, Formula 1 distributed $300 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of December 31, 2023, Liberty had $1,075 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 9 to the accompanying consolidated financial statements, the Company, Sirius XM Holdings and Formula 1 are in compliance with all debt covenants as of December 31, 2023.

The cash provided (used) by our operations was as follows:

	Years ended December 31,
	2023	2022	2021

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$1,826	1,959	1,894
Formula One Group cash provided (used) by operating activities	619	534	481
Liberty Live Group cash provided (used) by operating activities	(13)	NA	NA
Braves Group cash provided (used) by operating activities	32	53	62
Net cash provided (used) by operating activities	$2,464	2,546	2,437
Liberty SiriusXM Group cash provided (used) by investing activities	$(696)	(493)	(64)
Formula One Group cash provided (used) by investing activities	(510)	394	(600)
Liberty Live Group cash provided (used) by investing activities	1	NA	NA
Braves Group cash provided (used) by investing activities	(35)	53	(25)
Net cash provided (used) by investing activities	$(1,240)	(46)	(689)
Liberty SiriusXM Group cash provided (used) by financing activities	$(1,185)	(1,702)	(2,232)
Formula One Group cash provided (used) by financing activities	(435)	(1,269)	512
Liberty Live Group cash provided (used) by financing activities	317	NA	NA
Braves Group cash provided (used) by financing activities	(170)	(177)	22
Net cash provided (used) by financing activities	$(1,473)	(3,148)	(1,698)

Liberty’s primary uses of corporate cash during the year ended December 31, 2023 (excluding cash used by Sirius XM Holdings, Formula 1 and Braves Holdings) were $659 million of net debt repayments, $314 million of capital expenditures and $140 million of investments in equity securities. These uses were primarily funded by cash on hand and dividends from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash during the year ended December 31, 2023 were dividends paid to stockholders, repurchase and retirement of outstanding Sirius XM Holdings common stock, additions to property and equipment and acquisitions. The Sirius XM Holdings uses of cash were funded by borrowings of debt and cash provided by operating activities. During the year ended December 31, 2023, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $383 million, of which Liberty received $318 million.

Prior to the Split-Off, Braves Holdings’ primary uses of cash were debt service and capital expenditures, funded primarily by cash on hand and cash from operations.

During the year ended December 31, 2023, Formula 1’s primary use of cash was $112 million of capital expenditures largely related to the Las Vegas Grand Prix, funded primarily by cash on hand and cash from operations.

The projected uses of Liberty’s cash (excluding Sirius XM Holdings’ and Formula 1’s uses of cash) are primarily capital expenditures, the investment in new or existing businesses, including the acquisition of QuintEvents, LLC in January 2024, debt service, including further repayment of the margin loan secured by shares of Sirius XM Holdings, and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty expects to receive quarterly cash dividends from Sirius XM Holdings, which are non-taxable because Liberty and Sirius XM Holdings are members of the same consolidated federal income tax group. Net payments of income tax liabilities may be required to settle items under discussion with tax authorities.

Sirius XM Holdings’ uses of cash are expected to be capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, repurchases of outstanding Sirius XM Holdings common stock, interest payments, taxes and scheduled maturities of outstanding debt. In addition, Sirius XM Holdings’ board of directors expects to declare regular quarterly dividends. On January 24, 2024, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock, payable on February 23, 2024 to stockholders of record at the close of business on February 9, 2024. Liberty expects Sirius XM Holdings to fund its projected uses of cash with cash on hand, cash provided by operations and borrowings under its existing credit facility.

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

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in millions
Material Cash Requirements
Long-term debt (1)	$15,258	542	1,799	5,154	7,763
Interest payments (2)	4,388	666	1,255	980	1,487
Programming and royalty fees (3)	2,169	854	989	262	64
Operating and finance lease obligations	463	73	147	111	132
Short-term leases (4)	138	65	71	2	—
Other obligations (5)	864	446	354	52	12
Total consolidated	$23,280	2,646	4,615	6,561	9,458
(1)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2023, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2023 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	Sirius XM Holdings has entered into various programming and content agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In certain arrangements, the future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the table above. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments and certain of its podcast agreements also contain minimum guarantees.
(4)	The Company does not recognize lease liabilities for short-term leases, which are those leases with a term of twelve months or less or leases with non-consecutive periods of use that total twelve months or less at the lease commencement date. Certain short-term leases that include non-consecutive periods of use extend over multiple years.
(5)	Includes amounts related to Sirius XM Holdings’ satellite and transmission, sales and marketing, satellite incentive payments, and other contractual commitments. Sirius XM Holdings satellite and transmission commitments are attributable to agreements for the design, construction and launch of four additional satellites; SXM-9, SXM-10, SXM-11 and SXM-12. Sirius XM Holdings has also entered into agreements to operate and maintain satellite telemetry, tracking and control facilities and certain components of its terrestrial repeater networks. Sirius XM Holdings sales and marketing commitments primarily relate to payments to sponsors, retailers, automakers, radio manufacturers and other third parties pursuant to marketing, sponsorship and distribution agreements to promote Sirius XM Holdings’ brands. Maxar Technologies (formerly Space Systems/Loral), the manufacturers of certain of Sirius XM Holdings’ in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-5, SIRIUS FM-6 and SXM-8 meeting their fifteen-year design life, which Sirius XM Holdings expects to occur. Additionally, Sirius XM Holdings has entered into various agreements with third parties for general operating purposes.

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

Non-Financial Instrument Valuations. Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such write-down is included in impairment, restructuring and acquisition costs, net of recoveries in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

As of December 31, 2023, the intangible assets not subject to amortization for each of our consolidated reportable segments were as follows (amounts in millions):

	Goodwill	FCC Licenses	Other	Total
Sirius XM Holdings	$15,209	8,600	1,242	25,051
Formula 1	3,956	—	—	3,956
Consolidated	$19,165	8,600	1,242	29,007

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

Sirius XM Holdings currently operates three in-orbit XM satellites, XM-3, XM-5 and SXM-8. The XM-3 satellite was launched in 2005, is used as an in-orbit spare and reached the end of its depreciable life in 2020. The XM-5 satellite was launched in 2010 and is expected to reach the end of its depreciable life in 2025. The SXM-8 satellite was launched in 2021 and is expected to reach the end of its depreciable life in 2036. The SXM-8 satellite replaced the XM-3 satellite. Sirius XM Holdings has entered into agreements for the design, construction and launch of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12.

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

Sirius XM’s primary source of revenue is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of Sirius XM’s satellite radios and accessories, and other ancillary services. As of December 31, 2023, Sirius XM had approximately 33.9 million subscribers.

In addition to Sirius XM’s audio entertainment businesses, it provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service and real-time weather services in vehicles, boats and airplanes.

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.

The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2023, Pandora had approximately 46.0 million monthly active users and 6.0 million subscribers.

The majority of Pandora’s revenue is generated from advertising on its ad-supported radio service which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

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

As of December 31, 2023, there is an approximate 17% noncontrolling interest in Sirius XM Holdings, and the net earnings of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the consolidated statement of operations. Sirius XM is a separate publicly traded company and additional information about Sirius XM can be obtained through its website and its public filings, which are not incorporated by reference herein.

Sirius XM Holdings’ operating results were as follows:

	Years ended December 31,
	2023	2022

	amounts in millions
Sirius XM:
Subscriber revenue	$6,342	6,370
Advertising revenue	169	196
Equipment revenue	193	189
Other revenue	136	150
Total Sirius XM revenue	6,840	6,905
Pandora and Off-platform:
Subscriber revenue	524	522
Advertising revenue	1,589	1,576
Total Pandora and Off-platform revenue	2,113	2,098
Total revenue	8,953	9,003
Operating expenses (excluding stock-based compensation included below):
Sirius XM cost of services	(2,689)	(2,641)
Pandora and Off-platform cost of services	(1,475)	(1,443)
Subscriber acquisition costs	(359)	(352)
Selling, general and administrative expenses (excluding litigation settlement)	(1,380)	(1,488)
Other operating expenses	(276)	(246)
Adjusted OIBDA	2,774	2,833
Stock-based compensation	(184)	(197)
Depreciation and amortization	(624)	(610)
Impairment, restructuring and acquisition costs, net of recoveries	(66)	(68)
Litigation settlements, net of recoveries	(24)	—
Operating income	$1,876	1,958

Sirius XM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue decreased less than 1% for the year ended December 31, 2023, as compared to the prior year, primarily driven by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions and lower revenue generated from Sirius XM’s connected vehicle services, partially offset by an increase in self-pay revenue.

Sirius XM Advertising revenue includes the sale of advertising on Sirius XM’s non-music channels. Advertising revenue decreased 14% for the year ended December 31, 2023, as compared to the prior year, due to a decline in the number of spots sold and aired, primarily on news and entertainment channels.

Sirius XM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased 2% for the year ended December 31, 2023, as compared to the prior year, primarily due to higher chipset production driven by an increase in Original Equipment Manufacturer (“OEM”) demand, partially offset by lower royalty rates.

Sirius XM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services and ancillary revenue. Other revenue decreased 9% for the year ended December 31, 2023, as compared to the prior year, driven by lower royalty revenue generated by Sirius XM Canada and Sirius XM’s connected vehicle services.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions. Pandora and Off-platform subscriber revenue increased less than 1% during the year ended December 31, 2023, as compared to the prior year, driven by a rate increase on Pandora Plus, partially offset by a decline in the subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue increased 1% during the year ended December 31, 2023, as compared to the prior year, driven by higher podcasting revenue, partially offset by lower sell-through on the Pandora ad-supported service.

Sirius XM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties includes royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 3% during 2023, as compared to the prior year, driven by higher web streaming royalty rates as well as the expiration of certain licenses covering pre-1972 sound recordings.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 1% during 2023, as compared to the prior year, driven by higher content licensing costs.
●	Customer Service and Billing includes costs associated with the operation and management of Sirius XM’s internal and third party customer service centers and Sirius XM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing expense decreased 5% during 2023, as compared to the prior year, driven by lower call center and personnel-related costs, partially offset by higher transaction costs.
●	Other includes costs associated with the operation and maintenance of Sirius XM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of Sirius XM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in Sirius XM’s direct to consumer distribution channels. Other costs of subscriber services increased 8% during the year ended December 31, 2023, as compared to the prior year, driven by higher costs associated with Sirius XM’s 360L platform and streaming and higher inventory write-downs.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs.

●	Revenue share and royalties include licensing fees paid for streaming music or other content related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties increased 3% during the year ended December 31, 2023, as compared to the prior year, primarily due to higher podcast revenue share driven by growth in podcast advertising revenue as well as higher royalty expense due to increases in certain web streaming royalty rates.
●	Programming and content includes costs to produce, license and promote podcast content and live listener events. Programming and content increased 18% during the year ended December 31, 2023, as compared to the prior year, primarily attributable to higher podcast license fees and live event costs, partially offset by lower personnel-related costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing increased 1% during the year ended December 31, 2023, as compared to the prior year, primarily driven by higher bad debt expense, partially offset by lower transaction fees.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 38% during the year ended December 31, 2023, as compared to the prior year, primarily driven by lower colocation and personnel-related costs as well as lower streaming costs resulting from a decline in listener hours.

Subscriber acquisition costs are costs associated with Sirius XM’s satellite radio service and include hardware subsidies paid to radio manufacturers, distributors and automakers, subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. For the year ended December 31, 2023, subscriber acquisition costs increased 2%, as compared to the prior year, primarily driven by higher hardware subsidies driven by installations, which grew due to increased production by automakers, partially offset by lower commission and hardware subsidy rates.

Selling, general and administrative (excluding legal settlement) expense includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel related costs; facilities costs, finance, legal, human resources and information technology costs. Selling, general and administrative expense decreased 7% for the year ended December 31, 2023, as compared to the prior year, primarily due to a decrease in streaming and marketing expenditures to support Sirus XM Holdings’ brands as well as lower personnel-related costs, partially offset by costs related to Liberty Sirius XM Holdings Split-Off incurred during the year ended December 31, 2023.

Other operating expense includes engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services. For the year ended December 31, 2023, other operating expense increased 12%, as compared to the prior year, driven by higher cloud hosting costs and higher personnel-related costs.

Stock-based compensation decreased 7% during the year ended December 31, 2023, as compared to the prior year, primarily due to a reduction in Sirius XM Holdings’ workforce during 2023.

Depreciation and amortization increased 2% during the year ended December 31, 2023, as compared to the prior year, driven by the accelerated end of life of certain software as well as additional assets placed in service.

Impairment, restructuring and acquisition costs, net of recoveries include impairment charges associated with the carrying amount of an asset exceeding the asset’s fair value, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs. During the year ended December 31, 2023, Sirius XM Holdings recorded a $34 million charge primarily related to severance and other related costs, impairments primarily related to terminated software projects of $15 million, vacated office space impairments of $12 million, accrued expenses of $3 million for which Sirius XM Holdings will not recognize any future benefits and a cost-method investment impairment of $2 million. During the year ended December 31, 2022, Sirius XM Holdings recorded $43 million of restructuring costs related to the termination of certain software projects, $16 million related to the impairment of vacated office spaces, $5 million related to the impairment of property and equipment located at the impaired office spaces, $6 million related to personnel severance and $2 million of acquisition costs, partially offset by a $4 million gain on the sale of real estate.

Litigation settlements, net of recoveries for the year ended December 31, 2023 relates to settlement of certain legal matters and has been excluded from Adjusted OIBDA as it was not part of Sirius XM Holdings’ normal operations and does not relate to the on-going performance of the business.

Formula One Group

Formula 1. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

The 2023 World Championship calendar was originally scheduled to have 23 Events. However, following the cancellation of the Emilia-Romagna Grand Prix at Imola (the “Imola Event”) due to severe flooding in the region, 22

Events took place, including the inaugural Las Vegas Grand Prix, which was the only event to be directly promoted by Formula 1. The 2022 World Championship calendar was also originally scheduled to have 23 Events. However, following the cancellation of the Russian Grand Prix, 22 Events took place.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2023	2022

	amounts in millions
Primary Formula 1 revenue	$2,560	2,107
Other Formula 1 revenue	662	466
Total Formula 1 revenue	3,222	2,573
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	(2,256)	(1,750)
Selling, general and administrative expenses	(241)	(230)
Adjusted OIBDA	725	593
Stock-based compensation	(3)	(3)
Depreciation and amortization	(330)	(351)
Operating income (loss)	$392	239

Number of Events	22	22

Primary Formula 1 revenue is derived from the commercial exploitation and development of the World Championship through a combination of race promotion fees (earned from granting the rights to host, stage and promote each Event on the World Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2 and Formula 3 races at their Events, technical service fees from promoters to support the origination of program footage and, beginning in 2023, ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix), media rights fees (earned from licensing the right to broadcast Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights) and sponsorship fees (earned from the sale of World Championship and Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events).

Primary Formula 1 revenue increased $453 million during the year ended December 31, 2023, as compared to the prior year.

Race promotion revenue increased during the year ended December 31, 2023, as compared to the prior year, due to ticketing revenue from the inaugural Las Vegas Grand Prix, higher fees generated from the mix of Events held, with two additional races held outside of Europe (including the Las Vegas Grand Prix) compared to 2022 and other contractual increases in fees. Sponsorship revenue increased during the year ended December 31, 2023, as compared to the prior year, due to sponsorship revenue from the Las Vegas Grand Prix, revenue from other new sponsors and additional revenue from existing sponsors. Media rights revenue increased during the year ended December 31, 2023, as compared to the prior year, due to the effect of contractual increases in season-based fees and the continued growth in F1 TV subscription revenue.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from events outside of Europe, the sale of tickets to the Paddock Club at most Events, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and the new F1 Academy series, other licensing opportunities, various television production activities and other ancillary operations.

Other Formula 1 revenue increased $196 million during the year ended December 31, 2023, as compared to the prior year, primarily due to new revenue generated from the delivery of hospitality and experiences at the Las Vegas Grand Prix, additional Paddock Club and other hospitality revenue at other Events, revenue from the new F1 Academy series and growth in licensing, travel and support series income. These increases were partially offset by lower freight income, driven by the impact of significantly lower air freight charter costs, despite two more Events taking place outside of Europe compared to the prior year.

Cost of Formula 1 revenue consists primarily of team payments. Other costs of Formula 1 revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. The largest components of other costs of Formula 1 revenue are costs related to promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the new F1 Academy series, television production and post-production services, advertising production services and digital and social media activities.

	Years ended December 31,
	2023	2022

	amounts in millions
Team payments	$(1,215)	(1,157)
Other costs of Formula 1 revenue	(1,041)	(593)
Cost of Formula 1 revenue	$(2,256)	(1,750)

Cost of Formula 1 revenue increased $506 million during the year ended December 31, 2023, as compared to the prior year.

Team payments increased $58 million during the year ended December 31, 2023, as compared to the prior year, driven by the increase in Formula 1 revenue and the associated impact on the calculation of variable Prize Fund elements, which are calculated with reference to Formula 1’s revenue and costs.

Other costs of Formula 1 revenue increased $448 million during the year ended December 31, 2023, as compared to the prior year, primarily due to the costs of promoting, organizing and delivering the Las Vegas Grand Prix, higher hospitality-related costs driven by the costs of servicing guests attending the Las Vegas Grand Prix, the servicing of higher Paddock Club attendance at other Events and cost inflation.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $11 million during the year ended December 31, 2023, as compared to the prior year, driven by higher personnel, information technology and marketing costs, partially offset by lower legal and professional fees and lower foreign exchange losses.

Stock-based compensation expense was flat during the year ended December 31, 2023 as compared to the prior year.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $21 million during the year ended December 31, 2023, as compared to the prior year, primarily due to decreases in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

As of December 31, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,195	7.1%	$9,911	4.2%
Formula One Group	$757	7.4%	$2,183	4.3%
Live Group	$ NA	NA	$1,212	2.3%

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

At December 31, 2023, the fair value of our marketable equity securities was $113 million. Had the market price of such securities been 10% lower at December 31, 2023, the aggregate value of such securities would have been $11 million lower. Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-31. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”) and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-27 for Management’s Report on Internal Control Over Financial Reporting.

See page II-28 for Report of Independent Registered Public Accounting Firm for their attestation regarding the effectiveness of our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-28 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over certain subscriber and advertising revenue streams

As discussed in note 3 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $12,525 million of revenue, of which $6,342 million was Sirius XM subscriber revenue and $1,589 million was Pandora advertising revenue, for the year ended December 31, 2023. The Company’s accounting for these subscriber and advertising revenue streams involved multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence related to Sirius XM subscriber revenue and Pandora advertising revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the number of IT applications used by the Company that involved IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Sirius XM subscriber and Pandora advertising revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Sirius XM subscriber and Pandora advertising revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT application controls and general IT controls used by the Company in its revenue recognition processes and testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes. For Sirius XM subscriber revenue, we assessed the recorded revenue by comparing the total cash received during the year, adjusted for reconciling items, to the revenue recorded in the general ledger. For a sample of Pandora advertising revenue, we traced the recorded amounts to underlying source documents and system reports. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
February 28, 2024

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,019	2,246
Trade and other receivables, net	832	837
Other current assets	526	768
Total current assets	3,377	3,851
Investments in affiliates, accounted for using the equity method (note 7)	1,089	952

Property and equipment, at cost	4,078	4,481
Accumulated depreciation	(1,995)	(2,226)
	2,083	2,255

Intangible assets not subject to amortization (note 8)
Goodwill	19,165	19,341
FCC licenses	8,600	8,600
Other	1,242	1,366
	29,007	29,307
Intangible assets subject to amortization, net (note 8)	3,872	4,288
Other assets	1,740	1,811
Total assets	$41,168	42,464

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,010	1,856
Current portion of debt, including $643 million and $1,394 million measured at fair value, respectively (note 9)	1,180	1,679
Deferred revenue	1,442	1,773
Other current liabilities	111	102
Total current liabilities	4,743	5,410
Long-term debt, including $2,416 million and $1,937 million measured at fair value, respectively (note 9)	14,180	14,953
Deferred income tax liabilities (note 11)	2,086	2,101
Other liabilities	714	874
Total liabilities	$21,723	23,338

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2023 and 2022

	2023	2022

	amounts in millions
Stockholders' equity (notes 12,14 and 16):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2023; issued and outstanding 98,134,522 shares at December 31, 2023 and 98,093,908 shares at December 31, 2022 (note 2)	1	1
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2023; issued and outstanding 23,981,960 shares at December 31, 2023 and 23,974,052 shares at December 31, 2022 (note 2)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at December 31, 2023; issued and outstanding 25,558,577 shares at December 31, 2023 (note 2)	—	NA
Series A Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2022; issued and outstanding 10,314,744 shares at December 31, 2022 (note 2)	NA	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2023; issued and outstanding 9,761,336 shares at December 31, 2023 and 9,802,232 shares at December 31, 2022 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2023; issued and outstanding 2,437,583 shares at December 31, 2023 and 2,445,666 shares at December 31, 2022 (note 2)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares at December 31, 2023; issued and outstanding 2,546,146 shares at December 31, 2023 (note 2)	—	NA
Series B Liberty Braves common stock, $.01 par value. Authorized 7,500,000 shares at December 31, 2022; issued and outstanding 981,262 shares at December 31, 2022 (note 2)	NA	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2023; issued and outstanding 218,692,718 shares at December 31, 2023 and 218,618,614 shares at December 31, 2022 (note 2)	2	2
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2023; issued and outstanding 208,196,119 shares at December 31, 2023 and 207,445,741 shares at December 31, 2022 (note 2)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at December 31, 2023; issued and outstanding 63,589,030 shares at December 31, 2023 (note 2)	1	NA
Series C Liberty Braves common stock, $.01 par value. Authorized 200,000,000 shares at December 31, 2022; issued and outstanding 41,749,434 shares at December 31, 2022 (note 2)	NA	—
Additional paid-in capital	1,317	1,408
Accumulated other comprehensive earnings (loss), net of taxes	12	(39)
Retained earnings	15,061	14,589
Total stockholders' equity	16,396	15,963
Noncontrolling interests in equity of subsidiaries	3,049	3,163
Total equity	$19,445	19,126
Commitments and contingencies (note 17)
Total liabilities and equity	$41,168	42,464

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions
Revenue:
Sirius XM Holdings revenue	$8,953	9,003	8,696
Formula 1 revenue	3,222	2,573	2,136
Other revenue	350	588	568
Total revenue	12,525	12,164	11,400
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	2,895	2,802	2,672
Programming and content	618	604	559
Customer service and billing	476	497	501
Other	220	227	236
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	2,240	1,750	1,489
Subscriber acquisition costs	359	352	325
Other operating expenses	596	719	642
Selling, general and administrative	1,930	2,031	1,907
Depreciation and amortization	1,030	1,044	1,072
Impairment, restructuring and acquisition costs, net of recoveries (notes 5 and 8)	67	74	20
Litigation settlements, net of recoveries	31	—	—
	10,462	10,100	9,423
Operating income (loss)	2,063	2,064	1,977
Other income (expense):
Interest expense	(782)	(689)	(642)
Share of earnings (losses) of affiliates, net (note 7)	138	99	(200)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(323)	599	(451)
Gains (losses) on dilution of investment in affiliate (note 7)	(4)	10	152
Other, net	93	110	(47)
	(878)	129	(1,188)
Earnings (loss) before income taxes	1,185	2,193	789
Income tax (expense) benefit (note 11)	(223)	(164)	(45)
Net earnings (loss)	962	2,029	744
Less net earnings (loss) attributable to the noncontrolling interests	201	227	292
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 12)	—	(13)	54
Net earnings (loss) attributable to Liberty stockholders	$761	1,815	398

Net earnings (loss) attributable to Liberty stockholders (note 2):
Liberty SiriusXM common stock	$829	1,292	599
Liberty Formula One common stock	185	558	(190)
Liberty Live common stock	(142)	NA	NA
Liberty Braves common stock	(111)	(35)	(11)
	$761	1,815	398

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	$2.54	3.94	1.79
Series A, B and C Liberty Formula One common stock	$0.79	2.39	(0.82)
Series A, B and C Liberty Live common stock	$(1.54)	NA	NA
Series A, B and C Liberty Braves common stock	$(2.09)	(0.66)	(0.21)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 3)
Series A, B and C Liberty SiriusXM common stock	$2.42	3.66	1.78
Series A, B and C Liberty Formula One common stock	$0.62	2.15	(0.82)
Series A, B and C Liberty Live common stock	$(1.54)	NA	NA
Series A, B and C Liberty Braves common stock	$(2.09)	(0.66)	(0.21)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions
Net earnings (loss)	$962	2,029	744
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	20	(70)	(4)
Unrealized holding gains (losses) arising during the period	—	18	(1)
Credit risk on fair value debt instruments gains (losses)	20	22	(83)
Share of other comprehensive earnings (loss) of equity affiliates	27	16	7
Recognition of previously unrealized (gains) losses on debt	(15)	(25)	(2)
Other comprehensive earnings (loss)	52	(39)	(83)
Comprehensive earnings (loss)	1,014	1,990	661
Less comprehensive earnings (loss) attributable to the noncontrolling interests	202	222	292
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interests (note 12)	—	(13)	54
Comprehensive earnings (loss) attributable to Liberty stockholders	$812	1,781	315
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$823	1,292	528
Liberty Formula One common stock	184	504	(201)
Liberty Live common stock	(84)	NA	NA
Liberty Braves common stock	(111)	(15)	(12)
	$812	1,781	315

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$962	2,029	744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,030	1,044	1,072
Stock-based compensation	232	237	256
Non-cash impairment and restructuring costs	26	70	24
Share of (earnings) loss of affiliates, net	(138)	(99)	200
Realized and unrealized (gains) losses on financial instruments, net	323	(599)	451
Noncash interest expense	20	26	16
Losses (gains) on dilution of investment in affiliate	4	(10)	(152)
Loss (gain) on early extinguishment of debt	4	(35)	80
Deferred income tax expense (benefit)	14	13	(41)
Other charges (credits), net	4	10	2
Changes in operating assets and liabilities
Current and other assets	(38)	(17)	(104)
Payables and other liabilities	21	(123)	(111)
Net cash provided (used) by operating activities	2,464	2,546	2,437
Cash flows from investing activities:
Subsidiary initial public offering proceeds returned from (invested in) trust account	—	579	(575)
Cash proceeds from dispositions of investments	111	167	383
Cash (paid) received for acquisitions, net of cash acquired	—	(136)	(14)
Investments in equity method affiliates and debt and equity securities	(226)	(58)	(252)
Return of investment in equity method affiliates	—	38	40
Repayment of loans and other cash receipts from equity method affiliates and debt and equity securities	1	2	12
Capital expended for property and equipment, including internal-use software and website development	(1,111)	(735)	(440)
Proceeds from insurance recoveries	—	—	225
Other investing activities, net	(15)	97	(68)
Net cash provided (used) by investing activities	(1,240)	(46)	(689)
Cash flows from financing activities:
Borrowings of debt	3,846	6,189	6,411
Repayments of debt	(4,790)	(7,426)	(6,287)
Liberty stock repurchases	—	(395)	(555)
Subsidiary shares repurchased by subsidiary	(274)	(647)	(1,523)
Repayment of initial public offering proceeds to subsidiary shareholders	—	(579)	—
Proceeds from initial public offering of subsidiary	—	—	575
Cash dividends paid by subsidiary	(65)	(249)	(58)
Taxes paid in lieu of shares issued for stock-based compensation	(74)	(123)	(154)
Atlanta Braves Holdings, Inc. Split-Off	(188)	—	—
Other financing activities, net	72	82	(107)
Net cash provided (used) by financing activities	(1,473)	(3,148)	(1,698)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(248)	(648)	47
Cash, cash equivalents and restricted cash at beginning of period	2,276	2,924	2,877
Cash, cash equivalents and restricted cash at end of period	$2,028	2,276	2,924

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2023, 2022 and 2021

	Stockholders' equity
															Accumulated		Noncontrolling
														Additional	other		interest in
	Preferred	Liberty Sirius XM			Liberty Formula One			Liberty Live			Liberty Braves			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	$1	$—	$2	$—	$—	$2	NA	NA	NA	$—	$—	$—	$2,688	$78	$12,320	$4,510	$19,601
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 12)	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	—	—	398	295	693
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	—	(83)	—	—	(83)
Stock-based compensation	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	222	—	—	47	269
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(154)	—	—	—	(154)
Liberty stock repurchases	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(555)	—	—	—	(555)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(404)	—	—	(1,108)	(1,512)
Shares issued by subsidiary	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(96)	—	—	106	10
Dividends paid by subsidiary	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	(58)	(58)
Exchange of Series A Liberty SiriusXM common stock for shares of subsidiary (note 1)	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	203	—	—	(203)	—
Other, net	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	50	—	—	1	51
Balance at December 31, 2021	—	1	—	2	—	—	2	NA	NA	NA	—	—	—	1,954	(5)	12,718	3,590	18,262
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 12)	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	—	—	1,815	210	2,025
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	—	(34)	—	(5)	(39)
Stock-based compensation	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	214	—	—	39	253
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(123)	—	—	—	(123)
Liberty stock repurchases	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(395)	—	—	—	(395)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(172)	—	—	(467)	(639)
Shares issued by subsidiary	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(73)	—	—	77	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	(249)	(249)
Other, net	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	3	—	56	(32)	27
Balance at December 31, 2022	$—	1	—	2	—	—	2	NA	NA	NA	—	—	—	1,408	(39)	14,589	3,163	19,126
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	761	201	962
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	51	—	1	52
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	216	—	—	34	250
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	—	(74)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	46	—	—	(320)	(274)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	—	65	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(65)	(65)
Atlanta Braves Holdings, Inc. Split-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(180)	—	—	(11)	(191)
Formula One Distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)	—	(289)
Reclassification	—	—	—	—	—	—	—	—	—	1	—	—	—	(1)	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—	(19)	(56)
Balance at December 31, 2023	$—	$1	$—	$2	$—	$—	$2	$—	$—	$1	NA	NA	NA	$1,317	$12	$15,061	$3,049	$19,445

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom (“U.K.”). Our most significant subsidiaries include Sirius XM Holdings Inc. (“Sirius XM Holdings”) and Delta Topco Limited (the parent company of Formula 1). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. (“Live Nation”).

Braves Holdings, LLC ("Braves Holdings") was a subsidiary of the Company until the Split-Off (defined below) on July 18, 2023. Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

On November 3, 2021, pursuant to an exchange agreement with certain counterparties, Liberty acquired an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. As of December 31, 2023, we owned approximately 83% of the outstanding equity interest in Sirius XM Holdings.

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Atlanta Braves Holdings, Inc. (“ABH”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others as of December 31, 2023. These agreements include Reorganization Agreements (in the case of Qurate Retail, Liberty Broadband and ABH only), Services Agreements, Facilities Sharing Agreements, Tax Sharing Agreements (in the case of Liberty Broadband and ABH only) and an Aircraft Time Sharing Agreement (in the case of ABH only). In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Liberty Broadband and ABH, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and ABH with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Qurate Retail, TripCo, Liberty Broadband and ABH reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of Qurate Retail, Qurate Retail’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and ABH reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and ABH. Under these various agreements, approximately $24 million, $21 million and $27 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2023, 2022 and 2021, respectively.

In connection with Liberty’s employment arrangement with Gregory B. Maffei, Liberty’s President and Chief Executive Officer (the “CEO”), pursuant to the Services Agreements between Liberty and each of TripCo, Liberty Broadband, Qurate Retail and ABH (collectively, the “Service Companies”), components of Mr. Maffei's compensation are either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Liberty and the Service Companies set forth in the respective services agreement, which are subject to adjustment on an annual basis and upon the occurrence of certain events.

(2)  Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off (the “Split-Off”) of its wholly owned subsidiary, ABH. The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of ABH common stock. ABH is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and the Liberty Formula One Group (the “Formula One Group”), which were settled and extinguished in connection with the Split-Off.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which, as of December 31, 2023, include its interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of December 31, 2023, the Liberty SiriusXM Group has cash and cash equivalents of approximately $306 million, which includes $216 million of subsidiary cash.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2023, include Liberty’s interest in Formula 1, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of December 31, 2023,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

the Formula One Group has cash and cash equivalents of approximately $1,408 million, which includes $1,002 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of December 31, 2023, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, certain public and private assets previously attributed to the Formula One Group, Liberty’s 2.375% Exchangeable Senior Debentures due 2053, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

Prior to the Split-Off, the Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. The Braves Group was primarily comprised of  Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC” or the “Braves”), certain assets and liabilities associated with the Braves’ stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash.

As of December 31, 2021, 6,792,903 notional shares representing an 11.0% intergroup interest in the Braves Group were held by the Formula One Group, 2,292,037 notional shares representing a 3.7% intergroup interest in the Braves Group were held by the Liberty SiriusXM Group and 5,271,475 notional shares representing a 2.2% intergroup interest in the Formula One Group were held by the Liberty SiriusXM Group.

During September 2022, the Formula One Group and the Braves Group paid approximately $64 million and $14 million, respectively, to the Liberty SiriusXM Group to settle a portion of the intergroup interests in the Formula One Group and Braves Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of Liberty’s 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”), as described in note 9. During March 2023, the Formula One Group paid approximately $202 million to the Liberty SiriusXM Group to settle a portion of the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in note 9. On July 12, 2023, the Formula One Group paid approximately $71 million to the Liberty SiriusXM Group to settle and extinguish the remaining intergroup interest in the Formula One Group held by the Liberty SiriusXM Group.

In connection with the Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of ABH Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of ABH Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock (the “Formula One Distribution”). During November 2023, Liberty exchanged the shares of ABH Series C common stock attributed to the Liberty SiriusXM Group with a third party to satisfy certain debt obligations attributed to the Liberty SiriusXM Group.

On December 11, 2023, Liberty entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (the “Liberty Sirius XM Holdings Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement, dated as of December 11, 2023, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (the “Reorganization Agreement”)). The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 8.4 shares of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. The Liberty Sirius XM Holdings Split-Off is intended to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares) and the completion of the Liberty Sirius XM Holdings Split-Off will be subject to various conditions, including the receipt of opinions of tax counsel. On December 11, 2023, Liberty also entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”), subject to the satisfaction of certain conditions. The Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Subject to the satisfaction of the conditions, the Company expects to complete the Transactions early in the third quarter of 2024.

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty’s tracking stock groups.

(3)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for credit losses and sales returns. The table below presents changes in the allowance for the periods presented:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Balance, beginning of period	$14	13	17
Provision charged to expense	59	59	54
Write-offs, net of recoveries	(56)	(59)	(58)
Foreign currency translation adjustments	—	1	—
Balance, end of period	$17	14	13

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. The total value of marketable equity securities aggregated $113 million and $80 million as of December 31, 2023 and 2022, respectively.

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

December 31, 2023, 2022 and 2021

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

The Company continually reviews its equity investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12-month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company’s assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Write-downs for equity method investments are included in share of earnings (losses) of affiliates.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Property and Equipment

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2023	2022

		amounts in millions
Land	NA	$304	390
Buildings and improvements	10 - 40 years	706	972
Support equipment	3 - 20 years	744	864
Satellite system	15 years	1,799	1,944
Construction in progress	NA	525	311
Total property and equipment		$4,078	4,481

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $270 million, $262 million and $270 million, respectively.

Sirius XM Holdings capitalizes a portion of the interest on funds borrowed to finance the construction and launch of its satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the asset’s useful life. Capitalized interest costs for the years ended December 31, 2023 and 2022 were approximately $16 million and $5 million, respectively.

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

December 31, 2023, 2022 and 2021

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Sales, value add, and other taxes, when collected concurrently with revenue producing activities, are excluded from revenue. Incremental costs of obtaining a contract are expensed when the amortization period of the asset is one year or less. To the extent the incremental costs of obtaining a contract relate to a period greater than one year, the Company amortizes such incremental costs in a manner that is consistent with the transfer to the customer of the goods or services to which the asset relates. If, at contract inception, we determine the time period between when we transfer a promised good or service to a customer and when the customer pays us for that good or service is one year or less, we do not adjust the promised amount of consideration for the effects of a significant financing component.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the year ended December 31, 2023 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 were approximately $348 million and $248 million, respectively.

As the majority of Sirius XM Holdings contracts are one year or less, Sirius XM Holdings utilizes the optional exemption under ASC 606 and does not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2023, less than seven percent of the Sirius XM Holdings total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as Sirius XM Holdings’ services are provided.

Significant portions of the transaction prices for Formula 1 are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,333 million in 2024, $2,213 million in 2025, $5,899 million in 2026 through 2030, and $1,777 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for Formula 1 for those performance obligations that relate to a contract with an original expected duration of one year or less.

Sirius XM Holdings

The following table disaggregates Sirius XM Holdings’ revenue by source:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Subscriber	$6,866	6,892	6,614
Advertising	1,758	1,772	1,730
Equipment	193	189	201
Other	136	150	151
Total Sirius XM Holdings revenue	$8,953	9,003	8,696

The following is a description of the principal activities from which Sirius XM Holdings generates its revenue – including from self-pay and paid promotional subscribers, advertising, and sales of equipment.

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

December 31, 2023, 2022 and 2021

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

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Primary	$2,560	2,107	1,850
Other	662	466	286
Total Formula 1 revenue	$3,222	2,573	2,136

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Primary revenue. Formula 1 holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of race promotion, broadcasting and sponsorship arrangements. Primary revenue derived from the commercial exploitation of the World Championship is (i) recognized on an event by event basis for those performance obligations associated with a specific event based on the fees within the underlying contractual arrangement and (ii) recognized over time for those performance obligations associated with a period of time that is greater than a single specific event (for example, over the entire race season or calendar year) based on the fees within the underlying contractual arrangement.

Other revenue. Formula 1 earns other revenue from miscellaneous and ancillary sources, primarily related to facilitating the shipment of cars and equipment to and from the events outside of Europe, revenue from the sale of tickets to the Paddock Club at most events, support races at events, various television production activities and other ancillary operations. To the extent such revenue relates to services provided or rights associated with a specific event, the revenue is recognized upon occurrence of the related event and to the extent such revenue relates to services provided or rights over a longer period of time, the revenue is recognized over time.

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Baseball	$318	535	526
Mixed-Use Development	32	53	42
Total Braves Holdings revenue	$350	588	568

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

December 31, 2023, 2022 and 2021

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

Royalties

In connection with its businesses, Sirius XM Holdings must enter into royalty arrangements with two sets of rights holders:  holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work).  The Sirius XM and Pandora businesses use both statutory and direct music licenses as part of their businesses. Sirius XM Holdings licenses varying rights – such as performance and mechanical rights – for use in its Sirius XM and Pandora businesses based on the various radio and interactive services they offer.  The music rights licensing arrangements for the Sirius XM and Pandora businesses are complex.

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

For Sirius XM Holdings’ non-interactive satellite radio or streaming services, it may license sound recordings under direct licenses with the owners of sound recordings or based on the royalty rate established by the CRB.  For Sirius XM, the royalty rate for sound recordings has been set by the CRB.  The revenue subject to royalty includes subscription revenue from Sirius XM Holdings’ U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit Sirius

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

XM to reduce the payment due each month for those sound recordings that are separately licensed and sound recordings that are directly licensed from copyright owners and exclude from its revenue certain other items, such as royalties paid to Sirius XM for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of Sirius XM’s business that do not involve the use of copyrighted sound recordings.

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

Cost of Formula 1 Revenue

Cost of Formula 1 revenue consists of team payments, costs of promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the new F1 Academy series, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and typically relate directly to revenue opportunities.

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

December 31, 2023, 2022 and 2021

as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chipsets are expensed as subscriber acquisition costs when the automaker confirms receipt.

Advertising Costs

Advertising expense aggregated $449 million, $537 million and $532 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising costs are primarily attributable to costs incurred by Sirius XM Holdings. Media-related advertising costs are expensed when advertisements air, and advertising production costs are expensed as incurred. Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  Sirius XM Holdings also incurs advertising production costs related to cooperative marketing and promotional events and sponsorships. These costs are reflected in the selling, general and administrative expenses line in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 14, Liberty has granted to its directors, employees and employees of its subsidiaries restricted stock (“RSAs”), restricted stock units (“RSUs”) and options to purchase shares of Liberty common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$34	34	33
Customer service and billing	5	6	6
Other	6	6	6
Other operating expense	46	39	36
Selling, general and administrative	141	152	175
	$232	237	256

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

December 31, 2023, 2022 and 2021

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which removes the separation models for convertible debt with cash conversion or beneficial conversion features and also requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method is no longer permitted for convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective approach, which does not require retrospective adjustment of prior period EPS, and recorded an immaterial cumulative effect adjustment to retained earnings upon adoption. The adoption of ASU 2020-06 decreased diluted earnings attributable to Liberty SiriusXM stockholders per common share by $0.27 per share and decreased diluted earnings attributable to Liberty Formula One stockholders per common share by $0.06 per share for the year ended December 31, 2022.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2023, 2022 and 2021 are 26 million, 25 million and 19 million potentially dilutive shares of Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2023	2022	2021

	number of shares in millions
Basic WASO	327	328	335
Potentially dilutive shares (a)	16	17	2
Diluted WASO (b)	343	345	337
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty SiriusXM Group are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048 and 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which may be settled in shares of Series A Liberty SiriusXM common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. As disclosed in note 9, the settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty SiriusXM common stock included in the Securities Basket (as defined in note 9) underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would have been more dilutive than share settlement.

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$829	1,292	599
Adjustments	1	(31)	—
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$830	1,261	599

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2023, 2022 and 2021 are 4 million, 6 million and 5 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2023	2022	2021

	number of shares in millions
Basic WASO	234	233	232
Potentially dilutive shares (a)	6	11	8
Diluted WASO (b)	240	244	240
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Formula One Group are reported since the result would be antidilutive.
(b)	As described in note 2, the Liberty SiriusXM Group’s intergroup interest in the Formula One Group was settled and extinguished on July 12, 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which is generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock underlie the Convertible Notes. Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest is dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. Additionally, an adjustment was also made to the numerator for a hypothetical mark to market adjustment on the shares of Series A Liberty Formula One common stock included in the Securities Basket (as defined in note 9) underlying the warrants in periods in which cash settlement would be more dilutive than share settlement.

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$185	558	(190)
Adjustments	(37)	(34)	112
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$148	524	(78)

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the period from August 3, 2023 to December 31, 2023 are 1 million potentially dilutive shares of Liberty Live common stock, because their inclusion would be antidilutive.

August 4, 2023 to
December 31, 2023
number of shares in millions
Basic WASO	92
Potentially dilutive shares (a)	—
Diluted WASO (b)	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty Live Group are reported since the result would be antidilutive.
(b)	A hypothetical mark-to-market adjustment on the shares of Series A Liberty Live common stock included in the Securities Basket (as defined in note 9) underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would have been more dilutive than share settlement.

August 4, 2023 to
December 31, 2023
amounts in millions
Basic earnings (loss) attributable to Liberty Live stockholders	$(142)
Adjustments	—
Diluted earnings (loss) attributable to Liberty Live stockholders	$(142)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2023, 2022 and 2021 are 7 million, 10 million and 2 million potentially dilutive shares of Liberty Braves common stock, respectively, because their inclusion would be antidilutive.

	January 1, 2023 to	Years ended December 31,
	July 18, 2023	2022	2021

	number of shares in millions
Basic WASO	53	53	52
Potentially dilutive shares (a)	1	—	10
Diluted WASO (b)	54	53	62
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the result would be antidilutive.
(b)	As described in note 2, the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group were settled and extinguished in connection with the Split-Off. The intergroup interests were quasi-equity interests that were not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group had attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests were marked to fair value. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock was underlying the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were historically used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of ABH Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Following such determination, the market price of Series C Liberty Braves common stock was used for the mark-to-market adjustment for the intergroup interest held by the Liberty SiriusXM Group.

The notional shares representing the intergroup interests had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interests were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interests were dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period. Additionally, prior to the Split-Off, a hypothetical mark-to-market adjustment on the shares of Series A Liberty Braves common stock included in the Securities Basket (as defined in note 9) underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Additionally, a hypothetical mark to market adjustment on the shares of Series A Liberty Braves common stock included in the Securities Basket (as defined in note 9) underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would be more dilutive than share settlement.

	January 1, 2023 to	Years ended December 31,
	July 18, 2023	2022	2021

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(111)	(35)	(11)
Adjustments	—	—	31
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(111)	(35)	20

Reclasses and Adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement of non-financial instruments, (ii) accounting for income taxes and (iii) the determination of the useful life of Sirius XM Holdings’ broadcast/transmission system to be its most significant estimates.

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

Recent Accounting Pronouncements

In March 2023, the FASB issued Accounting Standards Update 2023-02, Investments - Equity Method Investments and Joint Ventures (“ASU 2023-02”), to allow reporting entities to elect to apply the proportional amortization method on a tax-credit-program by tax-credit-program basis to account for tax equity investments that generate income tax credits. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax (expense) benefit. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those years, and early adoption is permitted. The Company plans to adopt ASU 2023-02 on January 1, 2024 on a modified retrospective basis. The Company is in the process of evaluating the impact of ASU 2023-02 on its consolidated financial statements. The Company does not expect the adoption of ASU 2023-02 on our existing investments to materially impact our financial position or results of operations. Sirius XM Holdings intends to apply the proportional amortization method to a tax equity

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

investment that it made subsequent to December 31, 2023. Sirius XM Holdings expects to record an asset for its initial investment and unfunded future commitments and a corresponding liability for the unfunded future commitments. The asset will be amortized in proportion to the income tax benefits received.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the disclosure requirements related to ASU 2023-07.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the disclosure requirements related to ASU 2023-09.

(4)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	25	(1)
Intangibles not subject to amortization	(1)	98	30
Intangibles subject to amortization	—	20	—
Net liabilities assumed	—	(4)	(11)
Deferred tax liabilities	1	(3)	(1)
Fair value of equity consideration	—	—	(3)
Cash paid (received) for acquisitions, net of cash acquired	$—	136	14

Cash paid for interest, net of amounts capitalized	$738	656	607
Cash paid for income taxes, net	$203	168	97

Non-cash investing and financing activities:
Settlement of debt obligations with equity securities	$61	—	—
Stock repurchased by subsidiary not yet settled	$—	8	11

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2023	2022	2021

	amounts in millions
Cash and cash equivalents	$2,019	2,246	2,814
Restricted cash included in other current assets	—	22	88
Restricted cash included in other assets	9	8	22
Total cash, cash equivalents and restricted cash at end of period	$2,028	2,276	2,924

(5)   Restructurings

During the year ended December 31, 2023, Sirius XM Holdings initiated measures to pursue greater efficiency and to realign its business and focus on strategic priorities. As part of these measures, Sirius XM Holdings reduced the size of its workforce by approximately 475 roles, or 8%, and recorded a charge of $34 million during the year ended December 31, 2023, primarily related to severance and other related costs. Sirius XM Holdings also recorded impairments of $15 million during the year ended December 31, 2023, primarily related to terminated software projects. In addition, Sirius XM Holdings vacated two of its leased locations and recorded impairments of $12 million to reduce the carrying value of the related right of use assets to their estimated fair value and accrued expenses of $3 million for which it will not recognize any future economic benefits during the year ended December 31, 2023. These charges were recorded to impairment, restructuring and acquisition costs, net of recoveries in the consolidated statements of operations.

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

December 31, 2023, 2022 and 2021

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

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2023			December 31, 2022
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,142	1,142	—	2,026	2,026	—
Debt and equity securities	$113	113	—	80	80	—
Financial instrument assets	$141	117	24	393	86	307
Debt	$3,059	—	3,059	3,331	—	3,331
Financial instrument liabilities	$13	—	13	—	—	—

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. The fair value of debt related instruments are based on quoted market prices but not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and equity securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Debt and equity securities included in the table above are included in the Other assets line item in the consolidated balance sheets. As of December 31, 2023, financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets. As of December 31, 2022, $219 million and $174 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the consolidated balance sheet. As of December 31, 2023, $8 million and $5 million of financial instrument liabilities included in the table above are included in the Other current liabilities and Other liabilities line items, respectively, in the consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2023	2022	2021
Debt and equity securities	$12	(7)	204
Debt measured at fair value (a)	(259)	717	(886)
Change in fair value of bond hedges (b)	(114)	(236)	193
Other	38	125	38
	$(323)	599	(451)
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a gain of $18 million, loss of $4 million and loss of $107 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the Company recognized $18 million of previously unrecognized gains related to the retirement of the 1% Convertible Notes (defined below), the 2.125% Exchangeable Senior Debentures due 2048, the Convertible Notes and the 0.5% Exchangeable Senior Debentures due 2050, which was recognized through other, net in the consolidated statements of operations. The cumulative change since issuance was a gain of $64 million as of December 31, 2023, net of the recognition of previously unrecognized gains and losses.
(b)	Contemporaneously with the issuance of the Convertible Notes, Liberty entered into privately negotiated cash convertible note hedges, which were expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes. The bond hedges were marked to market based on the trading price of underlying securities and other observable market data as the significant inputs (Level 2). See note 9 for additional discussion of the Convertible Notes and the bond hedges.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(7)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2023, and the carrying amount at December 31, 2022:

	December 31, 2023			December 31, 2022
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	70%	$ NA	$611	597
Live Nation (a)		NA	NA	158
Other			104	68
Total Liberty SiriusXM Group			715	823

Formula One Group
Other (a)	various	NA	41	34
Total Formula One Group			41	34

Liberty Live Group
Live Nation (a)	30%	6,519	307	NA
Other (a)		NA	26	NA
Total Liberty Live Group			333	NA

Braves Group
Other		NA	NA	95
Total Braves Group			NA	95
Consolidated Liberty			$1,089	952
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023. Liberty’s share of earnings (losses) related to these affiliates were reflected in the results of the Liberty SiriusXM Group and the Formula One Group prior to the Reclassification and are reflected in the results of the Liberty Live Group following the Reclassification.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$2	—	4
Live Nation (a)	127	72	(235)
Other	(21)	(5)	(22)
Total Liberty SiriusXM Group	108	67	(253)

Formula One Group
Other (a)	(4)	—	23
Total Formula One Group	(4)	—	23

Liberty Live Group
Live Nation (a)	21	NA	NA
Other (a)	1	NA	NA
Total Liberty Live Group	22	NA	NA

Braves Group
Other	12	32	30
Total Braves Group	12	32	30
Consolidated Liberty	$138	99	(200)
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show.

Due to the impact of COVID-19, Live Nation recorded significant losses during the year ended December 31, 2021. In September 2021, Live Nation completed an offering of approximately 5.2 million shares of its common stock, resulting in a gain on dilution of our investment in Live Nation. See note 9 for details regarding the number and fair value of Live Nation common stock pledged as collateral pursuant to the margin loan secured by shares of Live Nation (“Live Nation Margin Loan”) as of December 31, 2023.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	December 31,
	2023	2022

	amounts in millions
Current assets	$9,578	8,160
Property, plant and equipment, net	2,101	1,488
Intangible assets	1,539	1,419
Goodwill	2,691	2,529
Other assets	3,165	2,865
Total assets	$19,074	16,461

Current liabilities	$9,960	8,303
Long-term debt, net	5,459	5,283
Other liabilities	2,174	2,111
Redeemable noncontrolling interests	894	670
Equity	587	94
Total liabilities and equity	$19,074	16,461

Consolidated Statements of Operations

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Revenue	$22,749	16,681	6,268
Operating expenses:
Direct operating expenses	17,292	12,337	4,356
Selling, general and administrative expenses	3,557	2,956	1,755
Depreciation and amortization	517	450	416
Other operating expenses	317	206	159
	21,683	15,949	6,686
Operating income (loss)	1,066	732	(418)
Interest expense	(350)	(278)	(282)
Other income (expense), net	178	51	89
Earnings (loss) before income taxes	894	505	(611)
Income tax (expense) benefit	(160)	(96)	2
Net earnings (loss)	734	409	(609)
Less net earnings (loss) attributable to noncontrolling interests	171	113	42
Net earnings (loss) attributable to Live Nation stockholders	$563	296	(651)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Sirius XM Canada

As of December 31, 2023, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada’s economic performance.

On March 15, 2022, Sirius XM Holdings and Sirius XM Canada entered into an amended and restated services and distribution agreement, pursuant to which, the fee payable by Sirius XM Canada to Sirius XM Holdings was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. Such variable fee is evaluated annually based on comparable companies and is payable on a monthly basis, in arrears.

Sirius XM Holdings extended a loan to Sirius XM Canada. The principal amount outstanding on the loan was $8 million as of December 31, 2023.

Sirius XM Holdings had approximately $36 million and $42 million in related party current assets as of December 31, 2023 and 2022, respectively. At December 31, 2023, Sirius XM Holdings had approximately $8 million in related party liabilities, which are recorded in other current liabilities in the consolidated balance sheet. Sirius XM Holdings recorded approximately $104 million, $111 million and $101 million in revenue for the years ended December 31, 2023, 2022 and 2021, respectively, associated with these various agreements. Sirius XM Canada paid dividends to Sirius XM Holdings of $1 million, $9 million and $2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the U.S. across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $54 million, $55 million and $60 million during years ended December 31, 2023, 2022 and 2021, respectively.  Sirius XM Holdings also had related party liabilities of $20 million and $19 million as of December 31, 2023 and 2022, respectively, related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(8)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Sirius XM Holdings	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2022	$15,112	3,956	180	19,248
Acquisitions (a)	97	—	—	97
Other	—	—	(4)	(4)
Balance at December 31, 2022	15,209	3,956	176	19,341
Split-Off	—	—	(176)	(176)
Balance at December 31, 2023	$15,209	3,956	—	19,165
(a)	During January 2022 and May 2022, Sirius XM Holdings completed immaterial acquisitions for total cash consideration of approximately $136 million.

Other Intangible Assets Not Subject to Amortization

Other intangible assets not subject to amortization, not separately disclosed, are trademarks ($1,242 million) at December 31, 2023 and 2022 and franchise rights owned by Braves Holdings ($124 million) as of December 31, 2022. We identified these assets as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. Sirius XM Holdings’ Federal Communications Commission (“FCC”) licenses for its Sirius satellites expire in 2025 and 2030 and the FCC licenses for its XM satellites expire in 2026 and 2029. Prior to expiration, Sirius XM Holdings is required to apply for a renewal of its FCC licenses. The renewal and extension of its licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes Sirius XM Holdings to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(1,304)	2,326	3,630	(1,125)	2,505
Customer relationships	3,054	(2,180)	874	3,054	(1,936)	1,118
Licensing agreements	317	(243)	74	359	(272)	87
Other	2,512	(1,914)	598	2,191	(1,613)	578
Total	$9,513	(5,641)	3,872	9,234	(4,946)	4,288

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The FIA Agreement is amortized over 35 years, customer relationships are amortized over 10-15 years and licensing agreements are amortized over 15 years. Amortization expense was $760 million, $782 million and $802 million for the years ended December 31, 2023, 2022 and 2021, respectively. Based on its amortizable intangible assets as of December 31, 2023, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2024	$627
2025	$575
2026	$413
2027	$279
2028	$202

Impairments

As of December 31, 2023, accumulated goodwill impairment losses for Liberty totaled $956 million and related entirely to the Sirius XM Holdings reportable segment.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(9)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2023	2023	2022

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
1.375% Cash Convertible Senior Notes due 2023 (1)	$—	—	968
3.75% Convertible Senior Notes due 2028 (1)	575	688	—
2.125% Exchangeable Senior Debentures due 2048 (1)	—	—	382
2.75% Exchangeable Senior Debentures due 2049 (1)	586	574	559
0.5% Exchangeable Senior Debentures due 2050 (1)	—	—	920
Sirius XM Holdings Margin Loan	695	695	875
Live Nation Margin Loan	NA	NA	—
Subsidiary notes and loans:
Sirius XM 3.125% Senior Notes due 2026	1,000	994	992
Sirius XM 5.0% Senior Notes due 2027	1,500	1,494	1,492
Sirius XM 4.0% Senior Notes due 2028	2,000	1,985	1,982
Sirius XM 5.50% Senior Notes due 2029	1,250	1,241	1,240
Sirius XM 4.125% Senior Notes due 2030	1,500	1,488	1,487
Sirius XM 3.875% Senior Notes due 2031	1,500	1,487	1,485
Pandora 1.75% Convertible Senior Notes due 2023	—	—	193
Sirius XM Senior Secured Revolving Credit Facility	—	—	80
Sirius XM Incremental Term Loan	500	500	500
Deferred financing costs		(9)	(12)
Total Liberty SiriusXM Group	11,106	11,137	13,143
Formula One Group
Corporate level notes and loans:
1% Cash Convertible Notes due 2023 (1)	—	—	44
2.25% Convertible Senior Notes due 2027 (1)	475	480	458
Other	58	58	63
Subsidiary notes and loans:
Senior Loan Facility	2,407	2,377	2,389
Deferred financing costs		(9)	(7)
Total Formula One Group	2,940	2,906	2,947
Liberty Live Group
Corporate level notes and loans:
0.5% Exchangeable Senior Debentures due 2050 (1)	62	69	NA
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,248	NA
Live Nation Margin Loan	—	—	NA
Total Liberty Live Group	1,212	1,317	NA
Braves Group (2)
Subsidiary notes and loans:
Notes and loans	—	—	546
Deferred financing costs		—	(4)
Total Braves Group	—	—	542
Total debt	$15,258	15,360	16,632
Debt classified as current		(1,180)	(1,679)
Total long-term debt		$14,180	14,953
(1)	Measured at fair value
(2)	Debt attributed to the Braves Group was included in Split-Off of ABH, as described in note 2.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

1.375% Cash Convertible Senior Notes due 2023

On October 17, 2013, Liberty issued $1 billion aggregate principal amount of the Convertible Notes. Interest on the Convertible Notes was payable semi-annually in arrears on April 15 and October 15 of each year at a rate of 1.375% per annum. The consideration due upon conversion of the Convertible Notes was based on the product of the conversion rate specified in the indenture and the underlying basket of Liberty tracking stocks (the “Securities Basket”). Since the date of issuance, the conversion adjustment and other provisions of the indenture were amended to give effect to certain transactions, including the Split-Off, the Formula One Distribution and the Reclassification, each described in note 2. The Convertible Notes were settled solely in cash, and not through the delivery of any securities. During the years ended December 31, 2023 and 2022, Liberty paid approximately $882 million and $284 million, respectively, to repurchase approximately $790 million and $210 million aggregate principal amount of the Convertible Notes, respectively. Liberty elected to account for the Convertible Notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. The Convertible Notes matured on October 15, 2023 and were classified as a current liability as of December 31, 2022 in the accompanying consolidated balance sheets.

Additionally, contemporaneously with the issuance of the Convertible Notes, Liberty entered into a bond hedge transaction (the “Bond Hedge Transaction”). The Bond Hedge Transaction was expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the Convertible Notes, upon conversion of the notes in the event that the volume-weighted average price per share of the components of the Securities Basket, as measured under the cash convertible note hedge transactions on each trading day of the relevant cash settlement averaging period or other relevant valuation period, was greater than the strike price of the components of the Securities Basket. During the years ended December 31, 2023 and 2022, Liberty received approximately $104 million and $72 million, respectively, for the settlement of the portion of the bond hedge related to the repurchase of Convertible Notes described above. The bond hedge expired on October 15, 2023 and was included in Other current assets as of December 31, 2022 in the accompanying consolidated balance sheets, with changes in the fair value recorded as unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Concurrently with the Convertible Notes and Bond Hedge Transaction, Liberty also entered into separate privately negotiated warrant transactions under which Liberty sold warrants relating to the same underlying shares of the Convertible Notes and Bond Hedge Transaction, subject to anti-dilution adjustments. Liberty could elect to settle its delivery obligation under the warrant transactions with cash. During the years ended December 31, 2023 and 2022, Liberty paid approximately $51 million and $45 million, respectively, for the settlement of the portion of the obligation under the warrants related to the repurchase of Convertible Notes described above.

The Convertible Notes, Bond Hedge Transaction and warrants were attributed to the Liberty SiriusXM Group.

1% Cash Convertible Notes due 2023

On January 23, 2017, Liberty issued $450 million cash convertible notes at an interest rate of 1% per annum, which were convertible, under certain circumstances, into cash based on the trading prices of the underlying shares of Series C Liberty Formula One common stock and matured on January 30, 2023 (the “1% Convertible Notes”). The initial conversion rate for the notes was approximately 27.11 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $36.89 per share of Series C Liberty Formula One common stock. The conversion of the 1% Convertible Notes was settled solely in cash, and not through the delivery of any securities. During the year ended December 31, 2022, Liberty paid approximately $630 million to repurchase approximately $359 million aggregate principal amount of the 1% Convertible Notes. In January 2023, Liberty paid approximately $47 million to settle the remaining 1% Convertible Notes.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of December 31, 2023, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

3.75% Convertible Senior Notes due 2028

On March 10, 2023, Liberty issued $575 million convertible notes at an interest rate of 3.75% per annum, which, at Liberty’s election, are convertible into cash, shares of Series A Liberty SiriusXM common stock or a combination of cash and shares of Series A Liberty SiriusXM common stock and mature on March 15, 2028. As of December 31, 2023, the conversion rate for the notes is approximately 35.4563 shares of Series A Liberty SiriusXM common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $28.20 per share of Series A Liberty SiriusXM common stock. The notes are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

2.125% Exchangeable Senior Debentures due 2048

On March 6, 2018, Liberty closed a private offering of approximately $400 million aggregate principal amount of its 2.125% exchangeable senior debentures due 2048 (the “2.125% Exchangeable Senior Debentures due 2048”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in February 2023, Liberty could deliver solely cash to satisfy its exchange obligations. The number of shares of Sirius XM Holdings common stock attributable to a debenture represented an initial exchange price of approximately $8.02 per share. A total of approximately 49.9 million shares of Sirius XM Holdings common stock were attributable to the debentures. Interest was payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures could be redeemed by Liberty, in whole or in part, on or after April 7, 2023. Holders of the debentures also had the right to require Liberty to purchase their debentures on April 7, 2023. Accordingly, the 2.125% Exchangeable Senior Debentures due 2048 are classified as a current liability in the consolidated balance sheet as of December 31, 2022. During the year ended December 31, 2023, Liberty paid approximately $387 million to repurchase the remaining $387 million aggregate principal amount of the debentures. The debentures were attributed to the Liberty SiriusXM Group. Liberty elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

2.75% Exchangeable Senior Debentures due 2049

On November 26, 2019, Liberty closed a private offering of approximately $604 million aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “2.75% Exchangeable Senior Debentures due 2049”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.62 per share. A total of approximately 70 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2020. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2024. Accordingly, the 2.75% Exchangeable Senior Debentures due 2049 are classified

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

as a current liability in the consolidated balance sheet as of December 31, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2021. The debentures may be redeemed by Liberty, in whole or in part, on or after September 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. During the year ended December 31, 2023, Liberty paid approximately $918 million to repurchase $858 million aggregate principal amount of the debentures. As of December 31, 2023, approximately 1 million shares of Live Nation common stock are attributable to the debentures. Liberty elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. On August 3, 2023, in connection with the Reclassification, as described in note 2, the debentures were reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

2.375% Exchangeable Senior Debentures due 2053

In September 2023, Liberty closed a private offering of approximately $1.15 billion aggregate principal amount of its 2.375% exchangeable senior debentures due 2053 (the “2.375% Exchangeable Senior Debentures due 2053”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $104.91 per share. A total of approximately 11 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2023. The debentures may be redeemed by Liberty, in whole or in part, on or after September 30, 2028. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 30, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures are attributed to the Liberty Live Group. Liberty elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Margin Loans

Sirius XM Holdings Margin Loan

In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, borrowed $125 million pursuant to an amendment to its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of an $875 million term loan and an $875 million revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Sirius XM Holdings Margin Loan, increasing the revolving line of credit to $1,075 million, extending the maturity to March 2026 and changing

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. During the year ended December 31, 2023, Siri MarginCo repaid $180 million of borrowings outstanding under the term loan. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 7.60% and 6.73% per annum at December 31, 2023 and 2022, respectively. As of December 31, 2023, availability under the Sirius XM Holdings Margin Loan was $1,075 million. As of December 31, 2023, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $5,470 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On November 9, 2020, LMC LYV, a wholly owned subsidiary of Liberty, amended the Live Nation Margin Loan agreement, reducing the borrowing capacity to $200 million, increasing the interest rate to LIBOR plus 2.0% and decreasing the undrawn commitment fee to 0.5% per annum. On December 3, 2021, the margin loan was amended, increasing the borrowing capacity to $400 million. On May 9, 2022, the margin loan was amended, replacing the delayed draw term loan with a $400 million revolving line of credit and changing the interest rate to the Adjusted Term SOFR plus Term SOFR Adjustment (0.1%) plus 2.0%. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2%. Interest on the margin loan is payable on the last business day of each calendar quarter. As of December 31, 2023, availability under the Live Nation Margin Loan was $400 million. As of December 31, 2023, 9.0 million shares of the Company’s Live Nation common stock with a value of $840 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On August 3, 2023, in connection with the Reclassification, as described in note 2, the Live Nation Margin Loan was reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

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

December 31, 2023, 2022 and 2021

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

Pandora 1.75% Convertible Senior Notes due 2023

Sirius XM Holdings acquired $193 million principal amount of the 1.75% Convertible Senior Notes due 2023 (the “Pandora Notes due 2023”) as part of the Pandora acquisition in February 2019. Prior to the adoption of ASU 2020-06, as described in note 3, Sirius XM Holdings allocated the principal amount of the Pandora Notes due 2023 between the liability and equity components. Upon adoption of ASU 2020-06 on January 1, 2022, as further described in note 3, the separation model for convertible debt with cash conversion features was removed and, as a result, Sirius XM Holdings recorded an immaterial adjustment to the carrying value of the Pandora Notes due 2023 and a corresponding cumulative effect adjustment to retained earnings. During the year ended December 31, 2023, certain investors exercised their right to require a Special Repurchase, as defined in the indenture governing such notes, and Pandora repurchased $173 million principal amount of the Pandora Notes due 2023 with cash for an aggregate purchase price equal to 100% of the principal amount of the notes repurchased plus accrued and unpaid interest to the date of repurchase. In December 2023, Sirius XM Holdings retired the remaining $20 million outstanding principal amount of the Pandora Notes due 2023 at maturity with cash for 100% of the principal amount plus accrued and unpaid interest to the date of maturity.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings’ assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and, effective as of July 1, 2023, accrues at a rate based on SOFR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 5.89% per annum as of December 31, 2022. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of December 31, 2023 and is payable on a quarterly basis. The Credit Facility contains customary

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

covenants, including a maintenance covenant. Availability under the Credit Facility was $1,750 million as of December 31, 2023.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million which matures on April 11, 2024. Interest on the incremental term loan borrowing is based on SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 6.49% and 5.36% per annum as of December 31, 2023 and 2022, respectively.

On January 26, 2024, Sirius XM entered into an amendment to the Credit Facility which provides for certain changes to the Credit Agreement, including the addition of a $1.1 billion incremental term loan.

Formula 1 Loans

On November 23, 2022, Formula 1 refinanced its previous $2.9 billion first lien Term Loan B and $500 million revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility (collectively, the “Senior Loan Facility”). The Term Loan A and revolving credit facility mature on January 15, 2028 and the Term Loan B matures on January 15, 2030.  As of December 31, 2023, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin to 2.25%. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and was fixed at 1.75% for the first year and reduced to 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The interest rate on the Senior Loan Facility was approximately 7.38% and 7.12% as of December 31, 2023 and 2022, respectively. The Senior Loan Facility remains non-recourse to Liberty Media. The Senior Loan Facility is secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $2.4 billion Senior Loan Facility, Formula 1 had $2.1 billion of interest rate swaps that expired on December 31, 2023, and has $1.7 billion of interest rate swaps, effective December 31, 2023, with a termination date in December 2029 and an optional early termination date in December 2027.

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. The Formula 1 Senior Loan Facility contains certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Formula 1 debt and other borrowings contain certain non-financial covenants. As of December 31, 2023, the Company, Sirius XM Holdings and Formula 1 were in compliance with all debt covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Fair Value of Debt

The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

December 31, 2023
Sirius XM 3.125% Senior Notes due 2026	$932
Sirius XM 5.0% Senior Notes due 2027	$1,444
Sirius XM 4.0% Senior Notes due 2028	$1,827
Sirius XM 5.50% Senior Notes due 2029	$1,202
Sirius XM 4.125% Senior Notes due 2030	$1,326
Sirius XM 3.875% Senior Notes due 2031	$1,277

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2023.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2024	$542
2025	$43
2026	$1,756
2027	$2,069
2028	$3,085

(10)  Leases

The Company and its subsidiaries lease business offices, satellite transponders and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease. The Company accounts for lease and non-lease components as a single component and does not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less or leases with non-consecutive periods of use that total twelve months or less at the lease commencement date.

Our leases have remaining lease terms of 1 year to 19 years, some of which may include the option to extend for up to 5 years, and some of which include options to terminate the leases within 1 year.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The following table presents the components of lease expense:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Finance lease cost
Depreciation of leased assets	$21	32	35
Interest on lease liabilities	3	5	6
Total finance lease cost	24	37	41
Operating lease cost	71	89	89
Short-term operating lease cost	67	—	—
Sublease income	(3)	(3)	(4)
Total lease cost	$159	123	126

The remaining weighted-average lease terms and the weighted average discount rates were as follows:

	2023	2022	2021
Weighted-average remaining lease term (years):
Finance leases	3.0	24.4	27.7
Operating leases	7.3	8.2	8.4
Weighted-average discount rate:
Finance leases	2.3%	4.5%	4.7%
Operating leases	5.2%	5.3%	5.2%

The following table presents supplemental balance sheet information related to leases:

	December 31,
	2023	2022

	amounts in millions
Operating leases:
Operating lease right-of-use assets (1)	$315	344

Current operating lease liabilities (2)	$53	53
Operating lease liabilities (3)	323	349
Total operating lease liabilities	$376	402

Finance Leases:
Property and equipment, at cost	$33	491
Accumulated depreciation	(12)	(181)
Property and equipment, net	$21	310

Current finance lease liabilities (2)	$5	7
Finance lease liabilities (3)	10	117
Total finance lease liabilities	$15	124
(1)	Included in Other assets in the consolidated balance sheet
(2)	Included in Other current liabilities in the consolidated balance sheet
(3)	Included in Other liabilities in the consolidated balance sheet

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$84	86	89
Financing cash flows for finance leases	$7	7	5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30	17	11

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2023 consisted of the following:

	Finance leases	Operating leases

	amounts in millions
2024	$4	69
2025	6	72
2026	5	64
2027	—	59
2028	—	52
Thereafter	—	132
Total lease payments	15	448
Less: implied interest	0	72
Present value of lease liabilities	$15	376

The Company expects to pay $65 million in 2024, $69 million in 2025, $2 million in 2026 and $2 million in 2027 related to short-term leases that extend over multiple years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(11)  Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Current:
Federal	$(111)	(77)	(26)
State and local	(57)	(50)	(51)
Foreign	(41)	(24)	(9)
	(209)	(151)	(86)
Deferred:
Federal	(44)	(299)	(130)
State and local	8	(44)	84
Foreign	22	330	87
	(14)	(13)	41
Income tax benefit (expense)	$(223)	(164)	(45)

The following table presents a summary of our domestic and foreign earnings (loss) before income taxes:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Domestic	$804	1,852	666
Foreign	381	341	123
Total	$1,185	2,193	789

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Expected income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021 as a result of the following:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Computed expected tax benefit (expense)	$(249)	(461)	(166)
State and local income taxes, net of federal income taxes	(64)	(76)	(58)
Foreign income taxes, net of foreign tax credit	11	27	34
Income tax reserves	28	12	140
Taxable dividends, net of dividends received deductions	(1)	(7)	(11)
Federal tax credits	95	25	55
Change in valuation allowance affecting tax expense	20	303	(135)
Change in tax rate	(1)	6	146
Stock-based compensation	(16)	26	36
Non-deductible executive compensation	(15)	(21)	(17)
Non-taxable gain / non-deductible (loss)	(35)	11	(76)
Other, net	4	(9)	7
Income tax benefit (expense)	$(223)	(164)	(45)

For the year ended December 31, 2023, the significant reconciling items, as noted in the table above, are federal tax credits and incentives generated by our alternative energy investments, partially offset by the effect of state income taxes and certain losses that are not deductible for tax purposes.

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

December 31, 2023, 2022 and 2021

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2023	2022

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$1,062	1,170
Other accrued liabilities	230	256
Investments	95	139
Accrued stock compensation	67	81
Deferred revenue	42	34
Discount on debt	6	—
Other future deductible amounts	5	16
Deferred tax assets	1,507	1,696
Valuation allowance	(96)	(116)
Net deferred tax assets	1,411	1,580
Deferred tax liabilities:
Intangible assets	2,572	2,696
Fixed assets	312	371
Discount on debt	—	29
Deferred tax liabilities	2,884	3,096
Net deferred tax liabilities	$1,473	1,516

During the year ended December 31, 2023, there was a $20 million decrease in the Company’s valuation allowance.

At December 31, 2023, the Company had a deferred tax asset of $1,062 million for federal, state and foreign net operating losses (“NOLs”), interest expense carryforwards and tax credit carryforwards. Of this amount, the Company has $15 million of federal NOLs, $181 million of state NOLs, $74 million of federal interest expense carryforwards, $18 million of federal tax credit carryforwards, $104 million of state tax credit carryforwards, $294 million of foreign NOLs and $316 million of foreign interest expense carryforwards that may be carried forward indefinitely. The remaining $60 million of carryforwards expire at certain future dates. These losses, interest carryforwards and tax credit carryforwards are expected to be utilized prior to expiration, except for $96 million, which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2023	2022	2021

	amounts in millions
Balance at beginning of year	$198	179	432
Decrease for tax positions of prior years	(60)	(17)	(2)
Increase (decrease) in tax positions for current year	29	31	(10)
Increase in tax positions from prior years	4	5	9
Settlements with tax authorities	—	—	(250)
Balance at end of year	$171	198	179

As of December 31, 2023, the Company had unrecognized tax benefits and uncertain tax positions of $171 million. If such tax benefits were to be recognized for financial statement purposes, approximately $171 million would be reflected in the Company’s tax expense and affect its effective tax rate. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2023 will significantly increase or decrease during the twelve-month period ending December 31, 2024; however, various events could cause our current expectations to change in the future. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2023, the Company’s tax years prior to 2020 are closed for federal income tax purposes, and the IRS has completed its examination of the Company’s 2020 tax year. However, 2020 remains open until the statute of limitations lapses on October 15, 2024. The Company’s 2021 tax year is not under audit, but remains open until the statute of limitations lapses on October 15, 2025. The Company’s 2022 and 2023 tax years are currently under examination as part of the IRS Compliance Assurance program. Various states are currently examining the Company’s prior years’ state income tax returns. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

As of December 31, 2023, the Company had approximately $8 million in accrued interest and penalties recorded related to uncertain tax positions.

On February 1, 2021, the Company entered into a tax sharing agreement with Sirius XM Holdings governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated by the Company with a special committee of Sirius XM Holdings’ board of directors, all of whom are independent of the Company, and approved by the executive committee of Liberty’s board of directors (the “Board of Directors”). The tax sharing agreement contains provisions that the Company believes are customary for tax sharing agreements between members of a consolidated group.

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

December 31, 2023, 2022 and 2021

committee of Sirius XM Holdings’ independent and disinterested directors) and (ii) an agreement regarding certain tax matters relating to the exchange. Each of these agreements was negotiated by the Special Committee with Liberty.

(12)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. As of December 31, 2023, no shares of preferred stock were issued.

Common Stock

Series A Liberty SiriusXM, Liberty Formula One and Liberty Live common stock have one vote per share, Series B Liberty SiriusXM, Liberty Formula One and Liberty Live common stock have ten votes per share and Series C Liberty SiriusXM, Liberty Formula One and Liberty Live common stock have no votes per share except as otherwise required by Delaware law. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. All series of our common stock participate on an equal basis with respect to dividends and distributions.

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

There were no repurchases of the Company’s common stock during the year ended December 31, 2023.

Dividends Declared by Subsidiary

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

During the year ended December 31, 2023, Sirius XM Holdings declared a cash dividend each quarter, and paid in cash an aggregate amount of $383 million, of which Liberty received $318 million.

On January 24, 2024, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock, payable on February 23, 2024 to stockholders of record at the close of business on February 9, 2024. Liberty received $85 million related to this dividend.

Liberty Media Acquisition Corporation

In November 2020, the Company, through its wholly owned subsidiary, Liberty Media Acquisition Sponsor, LLC (the “Sponsor”), formed Liberty Media Acquisition Corporation (“LMAC”) and ultimately purchased approximately 14.4 million shares of LMAC Series F common stock (“Founder Shares”). On January 26, 2021, LMAC consummated its initial public offering (“IPO”) of 57.5 million units (the “Units”), including 7.5 million Units sold pursuant to the full exercise of the underwriters’ overallotment option. Each Unit consisted of one share of Series A common stock of LMAC and one-fifth of one redeemable warrant of LMAC. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to LMAC of $575 million, which were placed in a U.S.-based trust account. Substantially concurrent with the IPO, LMAC completed the private placement of 10 million warrants to the Sponsor, generating gross proceeds of $15 million (“Private Placement Warrants”).

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

(13)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

In December 2019, the Compensation Committee (the “Committee”) of Liberty approved a compensation arrangement (the “CEO Arrangement”) for the CEO. Also in December 2019, each of the Service Companies executed an amendment to each Service Company’s services agreement with Liberty, pursuant to which components of the CEO’s

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

compensation described below are either paid directly to the CEO by each Service Company or reimbursed to Liberty, in each case based on allocations among Liberty and each of the Service Companies set forth in the service agreement amendments. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. As of December 31, 2023, 2022 and 2021, the allocation percentage for Liberty was 54%, 49% and 41%, respectively.

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

The CEO was entitled to receive term equity awards with an aggregate grant date fair value (“GDFV”) of $90 million (the “Upfront Awards”) which were granted in two equal tranches. The first tranche consisted of time-vested stock options from each of Liberty, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested restricted stock units from TripCo (collectively, the “2019 term awards”) that vested, in each case, on December 31, 2023 (except TripCo’s award of time-vested restricted stock units, which vested on December 15, 2023), subject to the CEO’s continued employment, except under certain circumstances. Liberty’s portion of the 2019 term awards, granted in December 2019, had an aggregate GDFV of $19,800,000 and consisted of stock options to purchase 927,334 Series C Liberty SiriusXM common stock shares, 313,342 Series C Liberty Braves common stock shares and 588,954 Series C Formula One common stock shares, with exercise prices of $47.11, $29.10 and $43.85, respectively. The second tranche of the Upfront Awards consisted of time-vested stock options from each of Liberty, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested restricted stock units from TripCo (collectively, the “2020 term awards”) that vest, in each case, on December 31, 2024 (except TripCo’s award of time-vested restricted stock units, which vests on December 7, 2024), subject to the CEO’s continued employment, except under certain circumstances. Liberty’s portion of the 2020 term awards, granted in December 2020, had an aggregate GDFV of $19,107,000 and consisted of stock options to purchase 665,140 Series C Liberty SiriusXM common stock shares, 352,224 Series C Liberty Braves common stock shares and 544,508 Series C Formula One common stock shares, with exercise prices of $42.13, $26.36 and $43.01, respectively.

Beginning in 2020, the CEO received annual equity award grants with an annual aggregate GDFV of $17.5 million, consisting of time-vested options and/or performance-based restricted stock units (“PRSUs”). The CEO elected the portions of his annual equity awards that he desired to be issued in the form of options, PRSUs or a combination of both. The annual equity awards were allocated across Liberty and each of the Service Companies. Vesting of any of these annual PRSUs will be subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual PRSUs. At Liberty, the CEO’s annual equity awards were issued with respect to Series C Liberty SiriusXM, Liberty Braves and Formula One common stock.

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

December 31, 2023, 2022 and 2021

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

The Exchange Agreement provides for exchanges by the Company and Mr. Malone or the JM Trust of shares of Series B Liberty SiriusXM common stock, Series B Liberty Live common stock or Series B Liberty Formula One common stock for shares of Series C Liberty SiriusXM common stock, Series C Liberty Live common stock or Series C Liberty Formula One common stock, respectively, in connection with certain events, including (i) any event that would result in a reduction in the outstanding votes of any of the Company’s tracking stock groups (each, a “Group”) or an increase of Mr. Malone’s beneficially-owned voting power in any Group (other than a Voting Power Exchange (as defined below)) (an “Accretive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group would exceed the Target Voting Power plus 0.5%, (ii) from and after the occurrence of any Accretive Event, any event that would result in an increase in the outstanding votes of any Group or a decrease of Mr. Malone’s beneficially-owned voting power in any Group (a “Dilutive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group falls below the Target Voting Power less 0.5%, or (iii) on a quarterly basis or in connection with any annual or special meeting of stockholders, upon request by Mr. Malone or the JM Trust, if Mr. Malone’s aggregate voting power in the Company is less than the Target Voting Power and would continue to be less than the Target Voting Power upon completion of such exchange (a “Voting Power Exchange”). Additionally, the Exchange Agreement contains certain provisions with respect to fundamental events at the Company, meaning any combination, consolidation, merger, exchange offer, split-off, spin-off, rights offering or dividend, in each case, as a result of which holders of Series B common stock of one or more Groups are entitled to receive securities of the Company, securities of another person, property or cash, or a combination thereof.

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

As of December 31, 2023, there have been no exchanges of the Company’s shares pursuant to the Exchange Agreement.

Chairman’s Employment Agreement

On December 12, 2008, the Committee determined to modify its employment arrangements with Mr. Malone, to permit Mr. Malone to begin receiving payments in 2009 while he remains employed by the Company (instead of following

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

(14)  Stock-Based Compensation

Liberty—Incentive Plans

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the GDFV of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”), the Company may grant Awards in respect of approximately 21.3 million shares of Series A, Series B and Series C Liberty Media Corporation common stock plus the shares remaining available for Awards under the prior Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), as of close of business on May 24, 2022, the effective date of the 2022 Plan. Any forfeited shares from the 2017 Plan shall also be available again under the 2022 Plan. Awards generally vest over 1-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

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

In connection with the Reclassification, and with respect to Liberty employees and directors, each holder of an outstanding option award to purchase shares of Series C common stock of Liberty SiriusXM or Liberty Formula One received a new option award to purchase shares of Series C common stock of Liberty SiriusXM or Liberty Formula One, respectively, along with new option awards to purchase Series C Liberty Live common stock with appropriate adjustments being made to determine the number of shares and applicable exercise price subject to each such award after giving effect to the Reclassification.  These adjustments were designed to preserve the intrinsic value and the ratio of the exercise price to market price associated with each original Series C common stock of Liberty SiriusXM or Liberty Formula One option award prior to the Reclassification.

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

December 31, 2023, 2022 and 2021

adjustments were designed to preserve the intrinsic value and the ratio of the exercise price to market price associated with each original Series C Liberty Formula One common stock option award prior to the Reclassification.

Liberty—Grants of Awards

Awards granted in 2023, 2022 and 2021 are summarized as follows:

	Years ended December 31,
	2023		2022		2021
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty SiriusXM common stock, Liberty employees and directors (1)	19	$8.98	42	$13.31	66	$14.54
Series C Liberty SiriusXM common stock, Liberty CEO (2)	370	$10.34	212	$14.45	257	$13.73
Series C Liberty Formula One common stock, Liberty employees and directors (1)	246	$25.78	34	$23.94	55	$18.79
Series C Liberty Formula One common stock, Liberty CEO (2)	—	$—	181	$21.31	—	$—
Series C Liberty Formula One common stock, Formula 1 employees (3)	71	$30.70	86	$21.31	718	$15.96
Series C Liberty Live common stock, Liberty employees and directors (1)	74	$13.71	NA	NA	NA	NA
Series C Liberty Braves common stock, Liberty employees and directors (1)	3	$14.24	10	$12.40	23	$9.93
Series C Liberty Braves common stock, Liberty CEO (2)	—	$—	95	$9.16	—	$—
(1)	Mainly vests between one and three years for employees and in one year for directors.
(2)	Grant made in March 2023 cliff vested in December 2023. Grants made in March 2022 cliff vested in December 2022. Grant made in March 2021 cliff vested in December 2021. See discussion in note 13 regarding the compensation agreement with the Company’s CEO.
(3)	Grants made in 2023, 2022 and 2021 vested in equal quarterly installments over one year.

In addition to the stock option grants to the CEO, and in connection with his employment agreement, the Company granted PRSUs. During the years ended December 31, 2023 and 2021, the Company granted 81 thousand and 65 thousand PRSUs of Series C common stock of Liberty Formula One, respectively, and 31 thousand PRSUs of Series C common stock of Liberty Braves during each of the years ended December 31, 2023 and 2021 to the CEO. Such PRSUs had a GDFV of $75.12 per share and $45.88 per share, respectively, and $34.44 per share and $31.24 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of Series A or Series B Liberty SiriusXM, Liberty Formula One, Liberty Live or Liberty Braves common stock during the year ended December 31, 2023.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

in 2023, 2022 and 2021, the range of expected terms was 5.3 to 5.6 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the ranges of volatilities used by the Company in the Black-Scholes Model for its stock option grants.

	Volatility
2023 grants	25.5%	-	37.3%
2022 grants	25.5%	-	37.4%
2021 grants	30.9%	-	37.4%

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of options to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2023	6,862	$39.83
Granted	389	$31.03
Exercised	(263)	$30.84
Forfeited/Cancelled	(1,292)	$31.16
Reclassification adjustment	167	$28.88
Outstanding at December 31, 2023	5,863	$29.13	2.8	years	$6
Exercisable at December 31, 2023	5,051	$29.08	2.6	years	$6

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2023	7,086	$36.18
Granted	317	$65.84
Exercised	(891)	$30.30
Forfeited/Cancelled	—	$—
Formula One Distribution adjustment	188	$36.36
Reclassification adjustment	(101)	$38.36
Outstanding at December 31, 2023	6,599	$37.62	3.2	years	$169
Exercisable at December 31, 2023	5,717	$35.94	2.9	years	$156

Liberty Live

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2023	NA	NA
Granted	74	$33.97
Exercised	—	$—
Forfeited/Cancelled	(25)	$38.94
Reclassification adjustment	1,603	$42.69
Outstanding at December 31, 2023	1,652	$42.36	3.0	years	$3
Exercisable at December 31, 2023	1,348	$42.86	2.6	years	$2

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Liberty Braves

	Series C
			Weighted	Aggregate
			average	intrinsic
	Liberty		remaining	value
	Options (000's)	WAEP	life	(in millions)
Outstanding at January 1, 2023	3,108	$26.17
Granted	3	$37.50
Exercised	(151)	$18.42
Forfeited/Cancelled	(4)	$22.75
Split-Off	(2,956)	$26.59
Outstanding at December 31, 2023	—	$—	NA	NA
Exercisable at December 31, 2023	—	$—	NA	NA

As of December 31, 2023, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock.

As of December 31, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $29 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of December 31, 2023, 5.9 million, 6.6 million and 1.7 million shares of Series C Liberty SiriusXM, Liberty Formula One and Liberty Live common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock options.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2023, 2022 and 2021 was $43 million, $84 million and $144 million, respectively.

Liberty—Restricted Stock and Restricted Stock Units

The Company had approximately 246 thousand, 283 thousand and 84 thousand unvested RSAs and RSUs of Liberty SiriusXM, Liberty Formula One and Liberty Live common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2023. These Series A and Series C unvested RSAs and RSUs of Liberty SiriusXM, Liberty Formula One and Liberty Live common stock had a weighted average GDFV of $25.40, $66.51 and $34.24 per share, respectively.

The aggregate fair value of all RSAs and RSUs of Liberty common stock that vested during the years ended December 31, 2023, 2022 and 2021 was $9 million, $16 million and $13 million, respectively.

Sirius XM Holdings—Stock-based Compensation

During the years ended December 31, 2023, 2022 and 2021, Sirius XM Holdings granted various types of stock awards to its employees and members of its board of directors. Stock-based awards are generally subject to a graded vesting

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

requirement, which is generally three to four years from the grant date. Stock options generally expire ten years from the date of grant.  RSUs include PRSUs, the vesting of which are subject to the achievement of performance goals and the employee’s continued employment and generally cliff vest on the third anniversary of the grant date. Sirius XM Holdings calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The weighted average volatility applied to the fair value determination of Sirius XM Holdings’ option grants during 2023, 2022 and 2021 was 32%, 31% and 33%, respectively. During the year ended December 31, 2023, Sirius XM Holdings granted approximately 9 million stock options with a weighted-average exercise price of $4.92 per share and a GDFV of $1.23 per share. As of December 31, 2023, Sirius XM Holdings has approximately 122 million options outstanding of which approximately 80 million are exercisable, each with a weighted-average exercise price per share of $5.60 and $5.50, respectively. The aggregate intrinsic value of these outstanding and exercisable options was $40 million and $36 million, respectively. During the year ended December 31, 2023, Sirius XM Holdings granted approximately 47 million RSUs and PRSUs with a GDFV of $4.72 per share. The stock-based compensation related to Sirius XM Holdings stock options and RSAs was $184 million, $197 million and $202 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options was $423 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.6 years.

(15)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $30 million, $32 million and $35 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Unrealized	Foreign
	holding	currency
	gains (losses)	translation
	on securities	adjustment	Other	AOCI

	amounts in millions
Balance at January 1, 2021	$(19)	(7)	104	78
Other comprehensive earnings (loss) attributable to Liberty stockholders	(1)	(4)	(78)	(83)
Balance at December 31, 2021	(20)	(11)	26	(5)
Other comprehensive earnings (loss) attributable to Liberty stockholders	18	(65)	13	(34)
Balance at December 31, 2022	(2)	(76)	39	(39)
Other comprehensive earnings (loss) attributable to Liberty stockholders	—	19	32	51
Balance at December 31, 2023	$(2)	(57)	71	12

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2023:
Credit risk on fair value debt instruments gains (losses)	$25	(5)	20
Foreign currency translation adjustments	60	(13)	47
Recognition of previously unrealized (gains) losses on debt	(19)	4	(15)
Other comprehensive earnings	$66	(14)	52
Year ended December 31, 2022:
Unrealized holding gains (losses) arising during period	$23	(5)	18
Credit risk on fair value debt instruments gains (losses)	28	(6)	22
Foreign currency translation adjustments	(69)	15	(54)
Recognition of previously unrealized (gains) losses on debt	(32)	7	(25)
Other comprehensive earnings	$(50)	11	(39)
Year ended December 31, 2021:
Unrealized holding gains (losses) arising during period	$(1)	—	(1)
Credit risk on fair value debt instruments gains (losses)	(106)	23	(83)
Foreign currency translation adjustments	4	(1)	3
Recognition of previously unrealized (gains) losses on debt	(3)	1	(2)
Other comprehensive earnings	$(106)	23	(83)

(17)  Commitments and Contingencies

Guarantees

In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

Programming, music royalties and other contractual arrangements

Sirius XM Holdings has entered into various programming agreements under which Sirius XM Holdings’ obligations include fixed payments, advertising commitments and revenue sharing arrangements. In addition, Sirius XM Holdings has entered into certain music royalty arrangements that include fixed payments. Amounts due under programming and music royalty agreements are payable as follows: $854 million in 2024, $663 million in 2025, $326 million in 2026, $174 million in 2027 and $88 million in 2028. Future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in the amounts above. In addition, Sirius XM Holdings has entered into agreements related to certain satellite and transmission costs, sales and marketing costs and in-orbit performance payments to the manufacturer of its satellites. Amounts due under these agreements are payable as follows: $396 million in 2024, $238 million in 2025, $112 million in 2026, $49 million in 2027 and $3 million in 2028.

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

The SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite. As of December 31, 2023, the XM-3 satellite remains available as an in-orbit spare.

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

December 31, 2023, 2022 and 2021

any. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Vladmir Fishel v. Liberty Media Corporation, et al.  On September 23, 2021, a putative class action complaint was filed by a purported Sirius XM Holdings stockholder in the Court of Chancery of the State of Delaware under the caption Vladmir Fishel v. Liberty Media Corporation, et al., Case No. 2021-0820.  The complaint named as defendants Liberty, the members of the Sirius XM Holdings board of directors, and Sirius XM Holdings as the nominal defendant.  The complaint alleged that the Sirius XM Holdings board of directors, including Mr. Gregory B. Maffei, the Chairman of the board of directors of Sirius XM Holdings, Ms. Robin P. Hickenlooper, Mr. David A. Blau and Mr. Evan D. Malone, and Liberty, in its purported capacity as a controlling stockholder, breached their fiduciary duties in connection with approving an upsizing of Sirius XM Holdings’ ongoing repurchase program in July 2021. The complaint also alleged that various relationships among certain members of the Sirius XM Holdings board of directors, Mr. John C. Malone and Liberty rendered a majority of the Sirius XM Holdings board of directors not independent from Mr. John C. Malone and Liberty. The complaint sought, among other things, certification of a class action, preliminary and permanent injunctive relief enjoining Sirius XM Holdings’ ongoing repurchase program and any further stock purchases, and monetary relief in the form of damages.

On February 2, 2022, the plaintiff filed a supplement to the complaint, which included, among other things, a request for a declaratory judgment that any short-form merger under 8 Del. C. § 253 would be subject to judicial review.

On September 15, 2023, the plaintiff filed a motion for leave to file a Verified Amended Class Action and Derivative Complaint and Supplemental Complaint.

On December 8, 2023, and in advance of the expenditure of significant time and costs to prepare for trial in this action, the plaintiff (on behalf of himself and other members of a proposed settlement class) and the defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiff will release the claims in the original complaint, the supplemented complaint, and the proposed amended complaint with prejudice, with customary releases, in return for a settlement payment of $36 million, a portion of which will be contributed by insurance carriers.  The Company recorded a current liability in the consolidated balance sheet and litigation settlement expense within operating income in the consolidated statements of operations of approximately $7 million each related to this matter in the fourth quarter of 2023.

On January 8, 2024, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release.  On January 10, 2024, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of Sirius XM Holdings common stock as of close of trading on January 5, 2024, with some limited exceptions. The Court set a settlement hearing for April 8, 2024, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things.  On January 12, 2024, the parties filed a Corrected Stipulation and Agreement of Settlement, Compromise, and Release.  There can be no assurance that this tentative settlement will be finalized and approved by the Court.  Pending finalization of the settlement and in the event the settlement is not finalized and approved by the Court, Liberty will continue to vigorously defend this lawsuit.

New York State v. Sirius XM Radio Inc.  On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a Petition in the Supreme Court of the State of New York, New York County, against Sirius XM Holdings.  The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of Sirius XM Holdings’ subscription cancellation practices. The Petition is the product of a subpoena that the NY AG issued in December 2021 seeking documents relating to Sirius XM Holdings’ subscription cancellation practices and the related investigation. In general, the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Petition alleges that Sirius XM Holdings requires consumers to devote an excessive amount of time to cancel subscriptions and have not implemented cancellation processes that are simple and efficient.

The Petition claims to be brought under certain provisions of New York law that authorize the NY AG to initiate special proceedings seeking injunctive and other equitable relief in cases of persistent business fraud or illegality. The Petition seeks: a permanent injunction from Sirius XM Holdings violating provisions of New York law and ROSCA arising out of the alleged fraudulent, deceptive and illegal practices associated with Sirius XM Holdings’ subscription cancellation procedures; an accounting of each consumer who cancelled, or sought to cancel, a satellite radio subscription, including the duration of the cancel interaction and the funds collected from such consumers after that interaction; monetary restitution and damages to aggrieved consumers; disgorgement of all profits resulting from the alleged illegal, deceptive and fraudulent acts; civil penalties; and the NY AG’s costs.

In January 2024, Sirius XM Holdings filed to remove this action to the United States District Court for the Southern District of New York.  The NY AG has informed the court that it intends to oppose the removal and seek a remand to the Supreme Court of the State of New York. Sirius XM Holdings believes it has substantial defenses to the claims asserted in this action, and intends to defend this action vigorously.

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

The plaintiffs and claimants seek to enjoin Sirius XM Holdings from advertising its music subscription plans without specifically disclosing the existence and amount of the U.S. Music Royalty Fee. The plaintiffs and claimants also seek disgorgement, restitution and/or damages in the aggregate amount of U.S Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

To date, the actions and arbitrations filed against Sirius XM Holdings include:

•	On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM Holdings in the Superior Court of the State of California, County of Contra Costa. The case was removed to the United States District Court for the Northern District of California which compelled arbitration of all claims on November 9, 2023.
•	On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the District of New Jersey. Ms. Salters and Mr. Munning have since withdrawn their claims and a motion to compel arbitration with Ms. Posternock has been fully briefed.
•	On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other United States persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM Holdings in the United States District Court for the Southern District of New York. A motion to dismiss that complaint has been fully briefed.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

•	Commencing on June 5, 2023, the law firm of Hattis & Lukacs filed a series of mass arbitration claims against Sirius XM Holdings before the American Arbitration Association (the “AAA”) on behalf of approximately 23,000 claimants. Currently, only claims for approximately 1,425 claimants in California and New Jersey remain pending before the AAA. The AAA declined to administer the other claims.
•	Other law firms have since threatened mass arbitration claims against Sirius XM Holdings before the AAA on behalf of approximately 28,000 additional claimants, many of which have added potential causes of action under the Electronic Funds Transfer Act.

Sirius XM Holdings believes it has substantial defenses to the claims asserted in these actions and arbitrations, and it intends to defend these actions vigorously.

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

The Company has identified the following subsidiaries as its reportable segments:

●	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, Sirius XM and Pandora and Off-platform. Sirius XM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the U.S. on a subscription fee basis. Sirius XM’s packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Sirius XM also provides connected vehicle services and a suite of in-vehicle data services. Pandora operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

As of December 31, 2023, Live Nation met the Company’s reportable segment threshold for equity method affiliates. Accordingly, the segment presentation for prior periods has been conformed to current period segment presentation. Although the Company owns less than 100% of the outstanding shares of Live Nation, 100% of the Live Nation amounts are included in the tables below and are subsequently eliminated in order to reconcile the account totals to the Company’s consolidated financial statements. As disclosed in note 2, the Company’s investment in Live Nation was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023.

Performance Measures

	Years ended December 31,
	2023		2022		2021
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$8,953	2,774	9,003	2,833	8,696	2,770
Live Nation	11,475	1,188	16,681	1,407	6,268	324
Corporate and other	—	(42)	—	(26)	—	(15)
Eliminate equity method affiliate	(11,475)	(1,188)	(16,681)	(1,407)	(6,268)	(324)
Total Liberty SiriusXM Group	8,953	2,732	9,003	2,807	8,696	2,755
Formula One Group
Formula 1	3,222	725	2,573	593	2,136	495
Corporate and other	15	(39)	—	(42)	—	(29)
Intergroup elimination	(15)	—	—	—	—	—
Total Formula One Group	3,222	686	2,573	551	2,136	466
Liberty Live Group
Live Nation	11,274	674	NA	NA	NA	NA
Corporate and other	—	(9)	NA	NA	NA	NA
Eliminate equity method affiliate	(11,274)	(674)	NA	NA	NA	NA
Total Liberty Live Group	—	(9)	NA	NA	NA	NA
Braves Group
Corporate and other	350	14	588	61	568	104
Total Braves Group	350	14	588	61	568	104
Total	$12,525	3,423	12,164	3,419	11,400	3,325

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Other Information

	December 31, 2023			December 31, 2022
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$29,801	707	650	29,501	665	426
Live Nation	NA	NA	NA	16,461	409	377
Corporate and other	100	8	—	978	158	—
Eliminate equity method affiliate	NA	NA	NA	(16,461)	(409)	(377)
Total Liberty SiriusXM Group	29,901	715	650	30,479	823	426
Formula One Group
Formula 1	9,057	2	112	8,980	—	38
Corporate and other	1,236	39	314	2,036	34	253
Intergroup elimination	(26)	—	—	—	—	—
Total Formula One Group	10,267	41	426	11,016	34	291
Liberty Live Group
Live Nation	19,074	447	469	NA	NA	NA
Corporate and other	1,162	333	—	NA	NA	NA
Eliminate equity method affiliate	(19,074)	(447)	(469)	NA	NA	NA
Total Liberty Live Group	1,162	333	—	NA	NA	NA
Braves Group
Corporate and other	NA	NA	35	1,477	95	18
Total Braves Group	NA	NA	35	1,477	95	18
Elimination (1)	(162)	—	—	(508)	—	—
Consolidated Liberty	$41,168	1,089	1,111	42,464	952	735
(1)	As of December 31, 2022, this amount included the intergroup interests in the Braves Group previously held by the Formula One Group and the Liberty SiriusXM Group and the intergroup interest in the Formula One Group previously held by the Liberty SiriusXM Group, as discussed in note 2. The Braves Group intergroup interests attributable to the Formula One Group and the Liberty SiriusXM Group were presented as assets of the Formula One Group and Liberty SiriusXM Group, respectively, and were presented as liabilities of the Braves Group in the attributed financial statements. The Formula One Group intergroup interest attributable to the Liberty SiriusXM Group was presented as an asset of the Liberty SiriusXM Group and was presented as a liability of the Formula One Group in the attributed financial statements. The offsetting amounts between tracking stock groups were eliminated in consolidation.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Adjusted OIBDA	$3,423	3,419	3,325
Stock-based compensation	(232)	(237)	(256)
Depreciation and amortization	(1,030)	(1,044)	(1,072)
Impairment, restructuring and acquisition costs, net of recoveries (notes 5 and 8)	(67)	(74)	(20)
Litigation settlements, net of recoveries (note 17)	(31)	—	—
Operating income (loss)	2,063	2,064	1,977
Interest expense	(782)	(689)	(642)
Share of earnings (losses) of affiliates, net	138	99	(200)
Realized and unrealized gains (losses) on financial instruments, net	(323)	599	(451)
Gains (losses) on dilution of investment in affiliate	(4)	10	152
Other, net	93	110	(47)
Earnings (loss) before income taxes	$1,185	2,193	789

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
United States	$9,199	9,480	9,163
United Kingdom	3,222	2,573	2,136
Other	104	111	101
	$12,525	12,164	11,400

Long-lived Assets by Geographic Area

	December 31,
	2023	2022

	amounts in millions
United States	$2,001	2,208
United Kingdom	82	47
	$2,083	2,255

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2024:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2024 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 29, 2024.

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

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Merger, dated as of December 11, 2023, by and among the Registrant, Sirius XM Holdings Inc., Liberty Sirius XM Holdings Inc. and Radio Merger Sub, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 12, 2023 (File No. 001-35707) (the “December 2023 8-K”)).

2.2

Reorganization Agreement by and among the Registrant, Liberty Sirius XM Holdings Inc. and Sirius XM Holdings Inc., dated as of December 11, 2023 (incorporated by reference to Exhibit 10.1 to the December 2023 8-K).

2.3

Reorganization Agreement, dated as of June 28, 2023, by and between the Registrant and Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on July 18, 2023 (File No. 001-35707) (the “July 2023 8-K”)).

3—Articles of Incorporation and Bylaws:
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 3, 2023 (File No. 001-35707) (the “August 2023 8-K”)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on August 6, 2015 (File No. 001-35707)).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen certificate for shares of the Registrant’s Series A Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-4 filed on April 6, 2023 (File No. 333-208921) (the “2023 Form S-4”)).

4.2	Specimen certificate for shares of the Registrant’s Series B Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the 2023 Form S-4).

4.3	Specimen certificate for shares of the Registrant’s Series C Liberty SiriusXM common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the 2023 Form S-4).
4.4	Specimen certificate for shares of the Registrant’s Series A Liberty Live common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 2023 Form S-4.
4.5	Specimen certificate for shares of the Registrant’s Series B Liberty Live common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the 2023 Form S-4).
4.6	Specimen certificate for shares of the Registrant’s Series C Liberty Live common stock, par value $.01 per share (incorporated by reference to Exhibit 4.9 to the 2023 Form S-4).
4.7	Specimen certificate for shares of the Registrant’s Series A Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the 2023 Form S-4).
4.8	Specimen certificate for shares of the Registrant’s Series B Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2023 Form S-4).
4.9	Specimen certificate for shares of the Registrant’s Series C Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2023 Form S-4).
4.10

Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707)).

4.11

Supplemental Indenture, dated as of April 15, 2016, among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-K filed on April 20, 2016 (File No. 001-35707)).

4.12

Second Supplemental Indenture, dated as of August 3, 2023, among the Registrant, as issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the August 2023 8-K).

4.13	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.14	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
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

10.7+	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.9 to the 2015 10-K).
10.8+

Amendment to the Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 9, 2017 (File No. 001-35707)).

10.9+

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and the Registrant (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.10+

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

10.11+	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).
10.12+

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Qurate Retail, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982) (the “Liberty Interactive 2008 10-K”)).

10.13+	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).
10.14+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.15+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.16+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).
10.17+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.18+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10-Q).
10.19+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10-Q).
10.20	Letter Agreement between Liberty Interactive Corporation and the Registrant relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).
10.21+

Amendment, dated March 12, 2018, of certain of the Registrant’s incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

10.22

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-35707)).

10.23+

Executive Employment Agreement, dated effective as of December 13, 2019, between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707) (the “2019 8-K”)).

10.24+	Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2019 8-K).
10.25+	Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2019 8-K).
10.26+

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2019 8-K).

10.27+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between the Registrant and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.63 to the 2019 10-K).

10.28+

Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-35707)(the “2020 10-K”).

10.29+

Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.59 to the 2020 10-K).

10.30

Exchange Agreement, dated as of July 28, 2021, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021 (File No. 001-35707)).

10.31+	Liberty Media Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 26, 2022 (File No. 001-35707)).
10.32	Tax Sharing Agreement, dated as of July 18, 2023, by and between the Registrant and Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the July 2023 8-K).
10.33	Services Agreement, dated as of July 18, 2023, by and between the Registrant and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.2 of the July 2023 8-K).
10.34

Facilities Sharing Agreement, dated as of July 18, 2023, by and among the Registrant, Atlanta Braves Holding, Inc. and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the July 2023 8-K).

10.35	Aircraft Time Sharing Agreements, dated as of July 18, 2023, by and between the Registrant and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.4 of the July 2023 8-K).
10.36

Voting Agreement, dated as of December 11, 2023, by and among the Registrant, Sirius XM Holdings Inc., Liberty Sirius XM Holdings Inc. and each of The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Malone Family Land Preservation Foundation and John C. Malone June 2003 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.2 of the December 2023 8-K).

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. **
97	Liberty Media Corporation Clawback Policy for the Recovery of Erroneously Awarded Compensation.*
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION

Date: February 28, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 28, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 28, 2024
John C. Malone

/s/ Gregory B. Maffei	Director, President and Chief Executive Officer	February 28, 2024
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	February 28, 2024
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Director	February 28, 2024
Robert R. Bennett

/s/ Derek Chang	Director	February 28, 2024
Derek Chang

/s/ Brian Deevy	Director	February 28, 2024
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 28, 2024
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 28, 2024
Evan D. Malone

/s/ Larry E. Romrell	Director	February 28, 2024
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 28, 2024
Andrea L. Wong