Form 10-Q
period 2024-03-31
Liberty Media Corp
filed 2024-05-08
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2024 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,140,175	9,755,336	218,794,768
Liberty Formula One common stock	23,985,441	2,434,102	208,613,527
Liberty Live common stock	25,558,490	2,546,146	63,617,041

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,666	2,019
Trade and other receivables, net	789	832
Other current assets	740	526
Total current assets	3,195	3,377
Investments in affiliates, accounted for using the equity method (note 6)	1,996	1,089

Property and equipment, at cost	4,183	4,078
Accumulated depreciation	(2,054)	(1,995)
	2,129	2,083
Intangible assets not subject to amortization:
Goodwill	19,399	19,165
FCC licenses	8,600	8,600
Other	1,242	1,242
	29,241	29,007
Intangible assets subject to amortization, net	3,889	3,872
Other assets	1,955	1,740
Total assets	$42,405	41,168

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,621	2,010
Current portion of debt, including $649 million and $643 million measured at fair value, respectively (note 7)	1,185	1,180
Deferred revenue	1,826	1,442
Other current liabilities	234	111
Total current liabilities	4,866	4,743
Long-term debt, including $2,533 million and $2,416 million measured at fair value, respectively (note 7)	14,257	14,180
Deferred income tax liabilities	2,202	2,086
Other liabilities	1,435	714
Total liabilities	$22,760	21,723

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2024	December 31, 2023

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,140,175 shares at March 31, 2024 and 98,134,522 shares at December 31, 2023 (note 2)	1	1
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,985,441 shares at March 31, 2024 and 23,981,960 shares at December 31, 2023 (note 2)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,558,490 shares at March 31, 2024 and 25,558,577 shares at December 31, 2023 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,755,336 shares at March 31, 2024 and 9,761,336 shares at December 31, 2023 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,434,102 shares at March 31, 2024 and 2,437,583 shares at December 31, 2023 (note 2)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,546,146 shares at March 31, 2024 and 2,546,146 shares at December 31, 2023 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 218,734,609 shares at March 31, 2024 and 218,692,718 shares at December 31, 2023 (note 2)	2	2
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 208,495,301 shares at March 31, 2024 and 208,196,119 shares at December 31, 2023 (note 2)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,602,339 shares at March 31, 2024 and 63,589,030 shares at December 31, 2023 (note 2)	1	1
Additional paid-in capital	1,335	1,317
Accumulated other comprehensive earnings (loss), net of taxes	(57)	12
Retained earnings	15,267	15,061
Total stockholders' equity	16,551	16,396
Noncontrolling interests in equity of subsidiaries	3,094	3,049
Total equity	19,645	19,445
Commitments and contingencies (note 8)
Total liabilities and equity	$42,405	41,168

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,162	2,144
Formula 1 revenue	550	381
Other revenue	37	31
Total revenue	2,749	2,556
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	703	700
Programming and content	157	150
Customer service and billing	116	122
Other	61	52
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	279	206
Other cost of sales	26	—
Subscriber acquisition costs	90	90
Other operating expense	87	118
Selling, general and administrative	465	486
Impairment, restructuring and acquisition costs (note 8)	22	32
Depreciation and amortization	241	260
	2,247	2,216
Operating income (loss)	502	340
Other income (expense):
Interest expense	(191)	(196)
Share of earnings (losses) of affiliates, net (note 6)	(19)	(10)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(3)	(46)
Other, net	27	14
	(186)	(238)
Earnings (loss) before income taxes	316	102
Income tax (expense) benefit	(71)	(50)
Net earnings (loss)	245	52
Less net earnings (loss) attributable to the noncontrolling interests	42	37
Net earnings (loss) attributable to Liberty stockholders	$203	15

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$199	183
Liberty Formula One common stock	77	(109)
Liberty Live common stock	(73)	NA
Liberty Braves common stock	NA	(59)
	$203	15

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2024		2023
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock		$0.61	0.56
Series A, B and C Liberty Formula One common stock		$0.33	(0.47)
Series A, B and C Liberty Live common stock		$(0.79)	NA
Series A, B and C Liberty Braves common stock	$	NA	(1.11)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock		$0.52	0.38
Series A, B and C Liberty Formula One common stock		$0.32	(0.58)
Series A, B and C Liberty Live common stock		$(0.79)	NA
Series A, B and C Liberty Braves common stock	$	NA	(1.22)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Net earnings (loss)	$245	52
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(12)	4
Credit risk on fair value debt instruments gains (losses)	(60)	(4)
Share of other comprehensive earnings (loss) of equity affiliates	2	17
Recognition of previously unrealized (gains) losses on debt	—	(20)
Comprehensive earnings (loss)	175	49
Less comprehensive earnings (loss) attributable to the noncontrolling interests	42	37
Comprehensive earnings (loss) attributable to Liberty stockholders	$133	12

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$159	185
Liberty Formula One common stock	70	(114)
Liberty Live common stock	(96)	NA
Liberty Braves common stock	NA	(59)
	$133	12

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$245	52
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	241	260
Stock-based compensation	61	56
Non-cash impairment and restructuring costs	1	8
Share of (earnings) loss of affiliates, net	19	10
Realized and unrealized (gains) losses on financial instruments, net	3	46
Deferred income tax expense (benefit)	(21)	(6)
Other, net	26	2
Changes in operating assets and liabilities
Current and other assets	(27)	65
Payables and other liabilities	(153)	168
Net cash provided (used) by operating activities	395	661
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(180)	(169)
Cash proceeds from dispositions	—	34
Cash (paid) received for acquisitions, net of cash acquired	(205)	—
Capital expended for property and equipment, including internal-use software and website development	(201)	(281)
Other investing activities, net	(64)	1
Net cash provided (used) by investing activities	(650)	(415)
Cash flows from financing activities:
Borrowings of debt	230	1,479
Repayments of debt	(277)	(1,690)
Subsidiary shares repurchased by subsidiary	—	(62)
Cash dividends paid by subsidiary	(17)	(17)
Taxes paid in lieu of shares issued for stock-based compensation	(24)	(24)
Other financing activities, net	6	57
Net cash provided (used) by financing activities	(82)	(257)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	2
Net increase (decrease) in cash, cash equivalents and restricted cash	(337)	(9)
Cash, cash equivalents and restricted cash at beginning of period	2,028	2,276
Cash, cash equivalents and restricted cash at end of period	$1,691	2,267

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2024	2023

	amounts in millions
Cash and cash equivalents	$1,666	2,019
Restricted cash included in other current assets	16	—
Restricted cash included in other assets	9	9
Total cash and cash equivalents and restricted cash at end of period	$1,691	2,028

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2024

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	1	—	2	—	—	2	—	—	1	1,317	12	15,061	3,049	19,445
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	203	42	245
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(69)	—	(1)	(70)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	51	—	—	8	59
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(24)	—	—	—	(24)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Other, net	—	—	—	—	—	—	—	—	—	—	(9)	—	3	13	7
Balance at March 31, 2024	$—	1	—	2	—	—	2	—	—	1	1,335	(57)	15,267	3,094	19,645

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2023.

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

On January 2, 2024, the Company purchased QuintEvents, LLC (“QuintEvents”) for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition. The Company recorded $235 million of goodwill, $113 million of intangible assets subject to amortization, net and $121 million of deferred revenue related to the acquisition. The acquisition price allocation is preliminary and subject to revision as of March 31, 2024.

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., for a purchase price of approximately €3.0 billion, to be funded with cash and shares of Series C Liberty Formula One common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of Qurate Retail, Liberty Broadband and Atlanta Braves Holdings only), Services Agreements, Facilities Sharing Agreements, Tax Sharing Agreements (in the case of Liberty Broadband and Atlanta Braves Holdings only) and Aircraft Time Sharing Agreements. In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Liberty Broadband and Atlanta Braves Holdings, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings. Under these various agreements, approximately $6 million and $4 million were reimbursed to Liberty during the three months ended March 31, 2024 and 2023, respectively.

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

QuintEvents’ revenue is seasonal around its largest events, which are generally during the second and fourth quarters.

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

On July 18, 2023, the Company completed the split-off (the “Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings. The Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

“Braves Group”) immediately prior to the Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Liberty Formula One Group (the “Formula One Group”), which were settled and extinguished in connection with the Split-Off.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which as of March 31, 2024, include Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2024, the Liberty SiriusXM Group had cash and cash equivalents of approximately $135 million, which included $71 million of subsidiary cash. During the three months ended March 31, 2024, Sirius XM Holdings declared a quarterly dividend and paid in cash an aggregate amount of $102 million, of which Liberty received $85 million. On April 24, 2024, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock payable on May 29, 2024 to stockholders of record as of the close of business on May 10, 2024.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which as of March 31, 2024, include Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of March 31, 2024, the Formula One Group had cash and cash equivalents of approximately $1,233 million, which included $1,076 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of March 31, 2024, the Liberty Live Group is comprised of Liberty’s interest in Live Nation, cash, certain public and private assets, Liberty’s 0.5% Exchangeable Senior Debentures due 2050, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Prior to the Split-Off, the Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. The Braves Group was comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities and corporate cash.

On December 11, 2023, Liberty entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (the “Liberty Sirius XM Holdings Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement, dated as of December 11, 2023, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (the “Reorganization Agreement”)). The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 8.4 shares of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. The Liberty Sirius XM Holdings Split-Off is intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares) and the completion of the Liberty Sirius XM Holdings Split-Off will be subject to various conditions, including the receipt of opinions of tax counsel. On December 11, 2023, Liberty also entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”), subject to the satisfaction of certain conditions. The Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Subject to the satisfaction of the conditions, the Company expects to complete the proposed Transactions early in the third quarter of 2024.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$9	7
Customer service and billing	1	1
Other	1	1
Other operating expense	12	11
Selling, general and administrative	38	36
	$61	56

Liberty—Grants of Awards

During the three months ended March 31, 2024, the Company granted 70 thousand options to purchase Series C Liberty Live common stock to our CEO in connection with the CEO’s employment agreement. The options had a GDFV of $16.07 per share and cliff vest on December 31, 2024. The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Formula One or Liberty Live common stock or Series C Liberty SiriusXM or Liberty Formula One common stock during the three months ended March 31, 2024.

Also during the three months ended March 31, 2024, the Company granted 82 thousand and 88 thousand performance-based RSUs of Series C common stock of Liberty SiriusXM and Liberty Formula One, respectively, to our CEO.  The RSUs had a GDFV of $29.31 per share and $72.05 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Liberty calculates the GDFV for all of its equity classified options and the subsequent remeasurement of its liability classified options using the Black-Scholes Model. Liberty estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Liberty common stock and, when available, the implied volatility of publicly traded Liberty options. Liberty uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	5,863	$29.13
Granted	—	$—
Exercised	(987)	$25.94
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2024	4,876	$29.78	3.1	years	$5
Exercisable at March 31, 2024	4,080	$29.85	2.9	years	$5

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	6,599	$37.62
Granted	—	$—
Exercised	(396)	$33.00
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2024	6,203	$37.91	3.0	years	$172
Exercisable at March 31, 2024	5,336	$36.18	2.8	years	$158

Liberty Live

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	1,652	$42.36
Granted	70	$40.04
Exercised	(244)	$38.83
Forfeited/Cancelled	(10)	$42.19
Outstanding at March 31, 2024	1,468	$42.83	3.4	years	$5
Exercisable at March 31, 2024	1,098	$43.77	2.9	years	$3

As of March 31, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM, Liberty Formula One or Liberty Live common stock.

As of March 31, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $29 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.7 years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2024, Liberty reserved 4.9 million shares, 6.2 million shares and 1.5 million shares of Series C common stock of Liberty SiriusXM, Liberty Formula One and Liberty Live, respectively, for issuance under exercise privileges of outstanding stock options.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the three months ended March 31, 2024. As of March 31, 2024, Sirius XM Holdings has approximately 137 million options outstanding of which approximately 95 million are exercisable, each with a WAEP per share of $5.55 and $5.56, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of March 31, 2024 is $5 million and $5 million, respectively. During the three months ended March 31, 2024, Sirius XM Holdings granted approximately 8 million nonvested RSUs with a GDFV per share of $5.17. Stock-based compensation expense related to Sirius XM Holdings was $45 million for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $425 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

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

Excluded from diluted EPS for the three months ended March 31, 2024 are approximately 2 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock and 1 million potentially dilutive shares of Series A and Series C Liberty Live common stock, because their inclusion would be antidilutive. Excluded from diluted EPS for the three months ended March 31, 2023 are approximately 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 8 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock and 9 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, primarily due to warrants issued in connection with a bond hedge transaction (prior to settlement) and shares of Series A Liberty Braves common stock and Series A Liberty Formula One common stock underlying the intergroup interests (prior to settlement / extinguishment), because their inclusion would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2024	2023

	numbers of shares in millions
Basic WASO	327	327
Potentially dilutive shares (a)	40	19
Diluted WASO (b)	367	346
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048, which could have been settled in shares of Series C Liberty SiriusXM common stock, 2.75% Exchangeable Senior Debentures due 2049, which may be settled in shares of Series C Liberty SiriusXM common stock and 3.75% Convertible Senior Notes due 2028, which may be settled in shares of Series A Liberty SiriusXM common stock, are dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. The settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

Additionally, a hypothetical mark-to-market adjustment on the shares of Series A Liberty SiriusXM common stock underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would have been more dilutive than share settlement.

	Three months ended March 31,
	2024	2023

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$199	183
Adjustments	(7)	(52)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$192	131

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2024	2023

	numbers of shares in millions
Basic WASO	235	234
Potentially dilutive shares (a)	8	3
Diluted WASO (b)	243	237
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The Liberty SiriusXM Group’s intergroup interest in the Formula One Group was settled and extinguished on July 12, 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which was generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock was underlying the 1.375% Cash Convertible Senior Notes (the “Convertible Notes”). Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest was dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. Additionally, an adjustment was also made to the numerator for a hypothetical mark-to-market adjustment on the shares of Series A Liberty Formula One common stock underlying the warrants in periods in which cash settlement would have been more dilutive than share settlement.

	Three months ended March 31,
	2024	2023

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$77	(109)
Adjustments	—	(29)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$77	(138)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2024	2023

	numbers of shares in millions
Basic WASO	92	NA
Potentially dilutive shares (a)	—	NA
Diluted WASO	92	NA
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2024	2023

	numbers of shares in millions
Basic WASO	NA	53
Potentially dilutive shares (a)	NA	1
Diluted WASO (b)	NA	54
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As described in note 2, the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group were settled and extinguished in connection with the Split-Off. The intergroup interests were quasi-equity interests, which were not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group had attributed values in the Braves Group which were generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests were marked to fair value. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock was underlying the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were historically used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations.

The notional shares representing the intergroup interests had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interests were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interests were

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interests to fair value during the period. Additionally, prior to the Split-Off, a hypothetical mark-to-market adjustment on the shares of Series A Liberty Braves common stock underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would have been more dilutive than share settlement.

	Three months ended March 31,
	2024		2023

		amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$	NA	(59)
Adjustments		NA	(7)
Diluted earnings (loss) attributable to Liberty Braves stockholders	$	NA	(66)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2024			December 31, 2023
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,240	1,240	—	1,319	1,319	—
Short term marketable securities	$50	50	—	—	—	—
Debt and equity securities	$125	125	—	113	113	—
Financial instrument assets	$190	138	52	141	117	24
Debt	$3,182	—	3,182	3,059	—	3,059

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Short-term marketable securities in the table above are included in the Other current assets line item in the condensed consolidated balance sheets. Debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheets. As of March 31, 2024, $1 million and $189 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of December 31, 2023, financial instrument assets included in the table above are included in the Other assets line item in the condensed consolidated balance sheet. As of March 31, 2024, financial instrument liabilities included in the table above are included in the Other current liabilities in the condensed consolidated balance sheet. As of December 31, 2023, $8 million and $5 million of financial instrument liabilities included in the table above are included in the Other current liabilities and Other liabilities line items, respectively, in the condensed consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Debt and equity securities	$12	6
Debt measured at fair value (a)	(54)	55
Change in fair value of bond hedges	—	(110)
Other	39	3
	$(3)	(46)
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a loss of $69 million and loss of $7 million for the three months ended March 31, 2024 and 2023, respectively. The cumulative change since issuance was a loss of $5 million as of March 31, 2024, net of the recognition of previously unrecognized gains and losses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2024 and the carrying amount at December 31, 2023:

	March 31, 2024			December 31, 2023
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Clean energy investments	99%	NA	$972	38
Sirius XM Canada	70%	NA	603	611
Other		NA	67	66
Total Liberty SiriusXM Group			1,642	715

Formula One Group
Other	various	NA	38	41
Total Formula One Group			38	41

Liberty Live Group
Live Nation (a)	30%	$7,366	290	307
Other		NA	26	26
Total Liberty Live Group			316	333

Consolidated Liberty			$1,996	1,089
(a)	See note 7 for details regarding the number and fair value of shares pledged as collateral as of March 31, 2024 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$5	4
Live Nation (a)	NA	(6)
Other	—	(5)
Total Liberty SiriusXM Group	5	(7)

Formula One Group
Other (a)	(3)	(2)
Total Formula One Group	(3)	(2)

Liberty Live Group
Live Nation (a)	(20)	NA
Other (a)	(1)	NA
Total Liberty Live Group	(21)	NA

Braves Group
Other	NA	(1)
Total Braves Group	NA	(1)
Consolidated Liberty	$(19)	(10)
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

Clean energy investments

The Company has investments in certain clean energy technologies, including industrial carbon capture and storage, that produce tax credits and tax losses. Such clean energy investments are accounted for pursuant to the equity method, as the Company does not have the ability to direct the most significant activities that impact the economic performance of the investments.

In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-02, Investments - Equity Method Investments and Joint Ventures (“ASU 2023-02”), to allow reporting entities to elect to apply the proportional amortization method on a tax-credit-program by tax-credit-program basis to account for tax equity investments that generate income tax credits. The Company adopted ASU 2023-02 on January 1, 2024 on a modified retrospective basis and recorded a $122 million increase to investments in affiliates, accounted for using the equity method, $124 million increase to other liabilities, $5 million decrease to deferred income tax liabilities and a $3 million cumulative effect adjustment to retained earnings.

During the three months ended March 31, 2024, the Company invested $179 million in clean energy investments and recognized non-cash increases of $657 million to each of investments in affiliates, accounted for using the equity method and other liabilities, in accordance with ASU 2023-02.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Under the proportional amortization method, the investment balances are being amortized, through income tax (expense) benefit, over the term of the investments based on the current period income tax benefits in proportion to the total expected income tax benefits. During the three months ended March 31, 2024, the Company recognized $4 million of net income tax benefits related to its clean energy investments in the income tax (expense) benefit line item on the condensed consolidated statement of operations, comprised of $25 million of tax credits and other income tax benefits, partially offset by $21 million of amortization expense.

Sirius XM Canada

As of March 31, 2024, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

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

Sirius XM Holdings recorded approximately $24 million and $26 million in revenue during the three months ended March 31, 2024 and 2023, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during each of the three months ended March 31, 2024 and 2023.

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $15 million and $12 million for the three months ended March 31, 2024 and 2023, respectively. Sirius XM Holdings also had related party liabilities of $20 million as of both March 31, 2024 and December 31, 2023 related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2024	2024	2023

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
3.75% Convertible Senior Notes due 2028 (1)	575	704	688
2.75% Exchangeable Senior Debentures due 2049 (1)	585	575	574
Sirius XM Holdings Margin Loan	630	630	695
Subsidiary notes and loans:
SiriusXM 3.125% Senior Notes due 2026	1,000	994	994
SiriusXM 5.0% Senior Notes due 2027	1,500	1,494	1,494
SiriusXM 4.0% Senior Notes due 2028	2,000	1,986	1,985
SiriusXM 5.50% Senior Notes due 2029	1,250	1,242	1,241
SiriusXM 4.125% Senior Notes due 2030	1,500	1,489	1,488
SiriusXM 3.875% Senior Notes due 2031	1,500	1,487	1,487
SiriusXM Senior Secured Revolving Credit Facility	30	30	—
SiriusXM Incremental Term Loan	500	500	500
Deferred financing costs		(9)	(9)
Total Liberty SiriusXM Group	11,070	11,122	11,137
Formula One Group
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	485	480
Other	56	56	58
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	2,398	2,369	2,377
Deferred financing costs		(8)	(9)
Total Formula One Group	2,929	2,902	2,906
Liberty Live Group
Corporate level notes and loans:
0.5% Exchangeable Senior Debentures due 2050 (1)	62	74	69
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,344	1,248
Live Nation Margin Loan	—	—	—
Total Liberty Live Group	1,212	1,418	1,317
Total debt	$15,211	15,442	15,360
Debt classified as current		(1,185)	(1,180)
Total long-term debt		$14,257	14,180

(1) Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of March 31, 2024, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

3.75% Convertible Senior Notes due 2028

On March 10, 2023, Liberty issued $575 million convertible notes at an interest rate of 3.75% per annum, which, at Liberty’s election, are convertible into cash, shares of Series A Liberty SiriusXM common stock or a combination of cash and shares of Series A Liberty SiriusXM common stock and mature on March 15, 2028. As of March 31, 2024, the conversion rate for the notes is approximately 35.4563 shares of Series A Liberty SiriusXM common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $28.20 per share of Series A Liberty SiriusXM common stock. The notes are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

2.75% Exchangeable Senior Debentures due 2049

On November 26, 2019, Liberty closed a private offering of approximately $604 million aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “2.75% Exchangeable Senior Debentures due 2049”). Upon an exchange of debentures, Liberty, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.62 per share. A total of approximately 70 million shares of Sirius XM Holdings common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2020. The debentures may be redeemed by Liberty, in whole or in part, on or after December 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on December 1, 2024. Accordingly, the 2.75% Exchangeable Senior Debentures due 2049 are classified as a current liability in the condensed consolidated balance sheet. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. Initially, a total of approximately 10 million shares of Live Nation common stock were attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 2021. The debentures may be redeemed by Liberty, in whole or in part, on or after September 1, 2024. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 1, 2024. Accordingly, the 0.5% Exchangeable Senior Debentures due 2050 are classified as a current liability in the condensed consolidated balance sheet. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

final period distribution. As of March 31, 2024, approximately 1 million shares of Live Nation common stock are attributable to the debentures. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. On August 3, 2023, in connection with the Reclassification, as described in note 2, the debentures were reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

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

Margin Loans

Sirius XM Holdings Margin Loan

In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of an $875 million term loan and an $875 million revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of LIBOR plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Sirius XM Holdings Margin Loan, increasing the revolving line of credit to $1,075 million, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 7.60% per annum at March 31, 2024. During the three months ended March 31, 2024, Siri MarginCo repaid $65 million of borrowings outstanding under the term loan. As of March 31, 2024, availability under the Sirius XM Holdings Margin Loan was $1,075 million. As of March 31, 2024, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $3,880 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On May 9, 2022, the Live Nation Margin Loan agreement was amended, replacing a delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term SOFR plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2%. The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of March 31, 2024, availability under the Live Nation Margin Loan was $400 million. As of March 31, 2024, 9.0 million shares of the Company’s Live Nation common stock

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

with a value of $949 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On August 3, 2023, in connection with the Reclassification, as described in note 2, the Live Nation Margin Loan was reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on SOFR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 9.00% per annum as of March 31, 2024. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of March 31, 2024 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,720 million as of March 31, 2024.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million. Interest on the incremental term loan was based on SOFR plus an applicable rate. Borrowings outstanding under the incremental term loan bore interest at a rate of 6.45% per annum as of March 31, 2024. The incremental term loan borrowing matured on April 11, 2024 and was retired with cash for 100% of the principal amount plus accrued interest.

On January 26, 2024, Sirius XM Holdings entered into an amendment to the Credit Facility to, among other things, incorporate a $1.1 billion delayed draw incremental term loan. Subject to the conditions described in the amendment, the delayed draw incremental term loan shall be available to be drawn by Sirius XM Holdings in up to three separate drawings until December 31, 2024.  If drawn, interest on the delayed draw incremental term loan will be based on SOFR plus an applicable rate.

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous $2.9 billion first lien Term Loan B and $500 million revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility (collectively, the “Senior Loan Facilities”). The Term Loan A and revolving credit facility mature on January 15, 2028 and the Term Loan B matures on January 15, 2030.  As of March 31, 2024, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin to 2.25%. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and was fixed at 1.75% for the first year and reduced to 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The weighted average interest rate on the Senior Loan Facilities was approximately 7.34% as of March 31, 2024. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $2.4 billion Senior Loan Facilities, Formula 1 had $1.7 billion of interest rate swaps as of March 31, 2024, with a termination date in December 2029 and an optional early termination date in December 2027.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Debt Covenants

The Sirius XM Holdings Credit Facility contains certain financial covenants related to Sirius XM Holdings’ leverage ratio. The Formula 1 Senior Loan Facilities contain certain financial covenants, including a leverage ratio. Additionally, Sirius XM Holdings’ Credit Facility, Formula 1 debt and other borrowings contain certain non-financial covenants.

Fair Value of Debt

The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

March 31, 2024
SiriusXM 3.125% Senior Notes due 2026	$934
SiriusXM 5.0% Senior Notes due 2027	$1,440
SiriusXM 4.0% Senior Notes due 2028	$1,822
SiriusXM 5.50% Senior Notes due 2029	$1,186
SiriusXM 4.125% Senior Notes due 2030	$1,305
SiriusXM 3.875% Senior Notes due 2031	$1,247

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at March 31, 2024.

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

Sirius XM Holdings Restructuring

During the three months ended March 31, 2024, Sirius XM Holdings further realigned its business to focus on strategic priorities, reducing the size of its workforce, and recorded a charge of $12 million, primarily related to severance and other related costs.  This charge was recorded to impairment, restructuring and acquisition costs in the condensed consolidated statements of operations during the three months ended March 31, 2024.

During the three months ended March 31, 2023, Sirius XM Holdings initiated measures to pursue greater efficiency and to realign its business and focus on strategic priorities.  As part of these measures, Sirius XM Holdings reduced the size of its workforce by approximately 475 roles, or 8%. Sirius XM Holdings recorded a charge of $23 million, primarily

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

related to severance and other employee costs.  In addition, Sirius XM Holdings vacated one of its leased locations.  Sirius XM Holdings assessed the recoverability of the carrying value of the operating lease right of use asset related to this location and determined that the carrying value of the asset was not recoverable.  As a result, Sirius XM Holdings recorded an impairment of $5 million to reduce the carrying value of the asset to its estimated fair value. Additionally, Sirius XM Holdings accrued expenses of $2 million for which it will not recognize any future economic benefits, and wrote off fixed assets of less than $1 million in connection with furniture and equipment located at the impaired office space.  These charges were recorded to impairment, restructuring and acquisition costs in the condensed consolidated statements of operations during the three months ended March 31, 2023.

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

On December 8, 2023, and in advance of the expenditure of significant time and costs to prepare for trial in this action, the plaintiff (on behalf of himself and other members of a proposed settlement class) and the defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiff would release the claims in the original complaint, the supplemented complaint, and the proposed amended complaint with prejudice, with customary releases, in return for a settlement payment of $36 million, a portion of which would be contributed by insurance carriers. The Company recorded a current liability in the consolidated balance sheet and litigation settlement expense within operating income in the consolidated statements of operations of approximately $7 million each related to this matter in the fourth quarter of 2023 and paid $7 million to fund the escrow account during the first quarter of 2024.

On January 8, 2024, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release. On January 10, 2024, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

as a non-opt out class action on behalf of a settlement class consisting of all holders of Sirius XM Holdings common stock as of close of trading on January 5, 2024, with some limited exceptions. The Court set a settlement hearing for April 8, 2024, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things.  On January 12, 2024, the parties filed a Corrected Stipulation and Agreement of Settlement, Compromise, and Release. On April 9, 2024, after holding a settlement hearing the previous day, the Court entered an Order and Final Judgment, certifying the action as a non-opt out class action on behalf of a settlement class consisting of all holders of Sirius XM Holdings common stock as of close of trading on January 5, 2024, with some limited exceptions, approving the proposed settlement as fair, reasonable, and adequate to the settlement class, and dismissing the action with prejudice, among other things.

Although no party has objected to the settlement to date, there can be no assurance that the settlement will not be challenged on appeal. In the event the settlement is successfully appealed, Liberty will continue to vigorously defend this lawsuit.

New York State v. Sirius XM Radio Inc.  On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a Petition in the Supreme Court of the State of New York, New York County, against Sirius XM Holdings.  The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of Sirius XM Holdings’ subscription cancellation practices. The Petition is the product of a subpoena that the NY AG issued in December 2021 seeking documents relating to Sirius XM Holdings’ subscription cancellation practices and the related investigation. In general, the Petition alleges that Sirius XM Holdings requires consumers to devote an excessive amount of time to cancel subscriptions and has not implemented cancellation processes that are simple and efficient.

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

In March 2024, Sirius XM Holdings filed its Answer to the Petition which was supported by various factual declarations and asserts affirmative defenses to the allegations contained in the Petition. In connection with the Answer, Sirius XM Holdings cross moved for summary judgment with respect to various claims asserted in the Petition. In April 2024, the NY AG filed its responsive pleadings in support of the Petition and in opposition to Sirius XM Holdings’ cross motion for summary judgment. Sirius XM Holdings intends to defend this action vigorously.

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

To date, the actions and arbitrations filed against Sirius XM Holdings include:

•	On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM Holdings in the Superior Court of the State of California, County of Contra Costa. The case was removed to the United States District Court for the Northern District of California, which issued an Order on November 9, 2023 granting Sirius XM Holdings’ Motion to Compel Arbitration and dismissed the complaint. Plaintiffs appealed the Court’s granting of the Motion, and Sirius XM Holdings cross-appealed the Court’s dismissal in lieu of the issuance of a stay pending arbitration. The appeal and cross-appeal are currently stayed in the Ninth Circuit pending resolution of a related issue by the United States Supreme Court.
•	On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the District of New Jersey. Ms. Salters and Mr. Munning have since withdrawn their claims and a motion to compel arbitration with Ms. Posternock has been fully briefed.
•	On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other United States persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM Holdings in the United States District Court for the Southern District of New York. On February 6, 2024, the Court issued an Order denying Sirius XM Holdings’ Motion to Dismiss and Sirius XM Holdings filed an Answer to the complaint on February 20, 2024.
•	Commencing in June 2023, various law firms began filing mass arbitration claims against Sirius XM Holdings before the American Arbitration Association. Collectively, the law firms purport to act on behalf of approximately 53,000 claimants. Several of the law firms have asserted additional causes of action under the Electronic Funds Transfer Act.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the three months ended March 31, 2024, the Company has identified the following subsidiaries as its reportable segments:

•	Sirius XM Holdings is a consolidated subsidiary that operates two complementary audio entertainment businesses, SiriusXM and Pandora and Off-platform. SiriusXM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. SiriusXM’s packages include live, curated and certain exclusive and on demand programming. The SiriusXM service is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. SiriusXM also provides connected vehicle services and a suite of in-vehicle data services. Pandora and Off-platform operates a music, comedy and podcast streaming discovery platform. Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. Pandora also sells advertising on other audio platforms in widely distributed podcasts, which are considered to be off-platform services.
•	Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,680	1,691
Advertising	402	375
Equipment	50	46
Other	30	32
Total Liberty SiriusXM Group	2,162	2,144
Formula One Group
Formula 1:
Primary	463	314
Other	90	67
Corporate and other	44	—
Intergroup elimination	(10)	—
Total Formula One Group	587	381
Braves Group
Corporate and other:
Baseball	NA	18
Mixed-Use Development	NA	13
Total Braves Group	NA	31
Consolidated Liberty	$2,749	2,556

Live Nation’s revenue was $3,800 million and $3,127 million during the three months ended March 31, 2024 and 2023, respectively.

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the three months ended March 31, 2024 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and other subsidiaries for the three months ended March 31, 2024 were approximately $248 million and $664 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and other subsidiaries are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,017 million for the remainder of 2024, $2,417 million in 2025, $1,931 million in 2026, $5,467 million in 2027 through 2031, and $1,869 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$635	625
Live Nation	NA	320
Corporate and other	(10)	(11)
Eliminate equity method affiliate	NA	(320)
Total Liberty SiriusXM Group	625	614
Formula One Group
Formula 1	208	117
Corporate and other	(6)	(12)
Total Formula One Group	202	105
Liberty Live Group
Live Nation	367	NA
Corporate and other	(1)	NA
Eliminate equity method affiliate	(367)	NA
Total Liberty Live Group	(1)	NA
Braves Group
Corporate and other	NA	(31)
Total Braves Group	NA	(31)
Consolidated Liberty	$826	688

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2024
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$30,737	1,642	174
Corporate and other	74	—	—
Total Liberty SiriusXM Group	30,811	1,642	174
Formula One Group
Formula 1	9,077	3	27
Corporate and other	1,667	35	—
Intergroup elimination	(139)	—	—
Total Formula One Group	10,605	38	27
Liberty Live Group
Live Nation	20,030	513	146
Corporate and other	989	316	—
Eliminate equity method affiliate	(20,030)	(513)	(146)
Total Liberty Live Group	989	316	—
Consolidated Liberty	$42,405	1,996	201

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Adjusted OIBDA	$826	688
Impairment, restructuring and acquisition costs (note 8)	(22)	(32)
Stock-based compensation	(61)	(56)
Depreciation and amortization	(241)	(260)
Operating income (loss)	502	340
Interest expense	(191)	(196)
Share of earnings (losses) of affiliates, net	(19)	(10)
Realized and unrealized gains (losses) on financial instruments, net	(3)	(46)
Other, net	27	14
Earnings (loss) before income taxes	$316	102

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; the payment of dividends by Sirius XM Holdings Inc. (“Sirius XM Holdings”); fluctuations in interest rates and stock prices; the proposed Transactions (as defined below); the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the historical financial information of the Liberty SiriusXM Group, the Liberty Formula One Group (the “Formula One Group”) and the Liberty Live Group may not necessarily reflect their results had they been separate companies;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups and their popularity with audiences;
●	our and Sirius XM Holdings’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to each of our tracking stock groups;
●	our overlapping directors and management with Qurate Retail, Inc. (“Qurate Retail”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty TripAdvisor Holdings, Inc. (“TripCo”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”);
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, Federal Communications Commission requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	competition faced by Sirius XM Holdings;
●	the ability of Sirius XM Holdings to attract and retain subscribers and listeners;
●	the ability of Sirius XM Holdings to market its services and sell advertising;
●	the ability of Sirius XM Holdings to maintain revenue growth from its advertising products;
●	the ability of Sirius XM Holdings to protect the security of personal information about its customers;
●	the interruption or failure of Sirius XM Holdings’ information technology and communication systems;

●	the impact of the market for music rights on Sirius XM Holdings and the rates Sirius XM Holdings must pay for rights to use musical works;
●	the ability of Sirius XM Holdings to successfully monetize and generate revenue from podcasts and other non-music content;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty Live Group;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 relies on to operate and the limitations such agreements, commitments and policies impose on Formula 1;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the relationship between the United Kingdom (“U.K.”) and the European Union (“E.U.”) following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;
●	the risks associated with the Company as a whole and our use of tracking stock groups, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	market price of our tracking stocks may be volatile;
●	we may not pay dividends equally to our tracking stocks or at all;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest;
●	geopolitical incidents, accidents, terrorist acts, international conflicts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance;
●	our ability to recognize anticipated benefits from the Split-Off and the Reclassification, each as defined below;
●	our ability to recognize the anticipated benefits from the proposed Transactions;
●	the possibility that we may be unable to obtain stockholder approval required for the proposed Transactions;
●	the possibility that our business may suffer as a result of uncertainty surrounding the proposed Transactions; and
●	the possibility that the proposed Transactions may have unexpected costs.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2023.

The information contained herein relates to Liberty Media Corporation and its controlled subsidiaries ("Liberty," the "Company," "we," "us," or "our" unless the context otherwise requires).

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, which is a reportable segment, is Sirius XM Holdings. Sirius XM Holdings operates two complementary audio entertainment businesses, SiriusXM and Pandora and Off-platform. SiriusXM features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the U.S. on a subscription fee basis. SiriusXM’s packages include live, curated and certain exclusive and on demand programming. SiriusXM is distributed through its two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. SiriusXM also provides connected vehicle services and a suite of in-vehicle data services. The Pandora and Off-platform business operates a music, comedy and podcast streaming platform. Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). Through Sirius XM Holdings, we have ownership interests in certain clean energy investments, Sirius XM Canada Holdings, Inc. (“Sirius XM Canada”) and SoundCloud Holdings, LLC (“SoundCloud”), which we account for as equity method investments.

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

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment as of March 31, 2024. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2023, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

Our "Corporate and Other" category includes our consolidated subsidiary QuintEvents, LLC (“QuintEvents”), corporate expenses and investments and related financial instruments in public companies, which are accounted for at their respective fair market values. Braves Holdings, LLC ("Braves Holdings"), a consolidated subsidiary, was included in “Corporate and Other” prior to the Split-Off (defined below).

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

As of March 31, 2024, the Liberty SiriusXM Group is primarily comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of March 31, 2024, the Liberty SiriusXM Group had cash and cash equivalents of approximately $135 million, which included approximately $71 million of subsidiary cash.

Sirius XM Holdings is the only operating subsidiary attributed to the Liberty SiriusXM Group. In the event Sirius XM Holdings were to become insolvent or file for bankruptcy, Liberty’s management would evaluate the circumstances at such time and take appropriate steps in the best interest of all of its stockholders, which may not be in the best interest of a particular group or groups when considered independently. In such a situation, Liberty’s management and its board of directors would have several approaches at their disposal, including, but not limited to, the conversion of the Liberty SiriusXM common stock into another tracking stock of Liberty, the reattribution of assets and liabilities among Liberty’s tracking stock groups or the restructuring of Liberty’s tracking stocks to either create a new tracking stock structure or eliminate it altogether. However, Liberty is currently subject to certain contractual restrictions while the proposed Transactions are pending and may not be able to take some or all of these approaches.

As of March 31, 2024, the Formula One Group is primarily comprised of Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. The Formula One Group had cash and cash equivalents of approximately $1,233 million as of March 31, 2024, which included $1,076 million of subsidiary cash.

As of March 31, 2024, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, certain public and private assets, Liberty’s 0.5% Exchangeable Senior Debentures due 2050, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

Prior to the Split-Off, the Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities and corporate cash.

On December 11, 2023, Liberty entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (the “Liberty Sirius XM Holdings Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement, dated as of December 11, 2023, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (the “Reorganization Agreement”)). The

Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 8.4 shares of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. The Liberty Sirius XM Holdings Split-Off is intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares) and the completion of the Liberty Sirius XM Holdings Split-Off will be subject to various conditions, including the receipt of opinions of tax counsel. On December 11, 2023, Liberty also entered into an Agreement and Plan of Merger, pursuant to which a wholly owned subsidiary of Liberty Sirius XM Holdings (“Merger Sub”) will merge with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”), subject to the satisfaction of certain conditions. The Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Subject to the satisfaction of the conditions, the Company expects to complete the proposed Transactions early in the third quarter of 2024.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,162	2,144
Total Liberty SiriusXM Group	2,162	2,144
Formula One Group
Formula 1	553	381
Corporate and other	44	—
Intergroup elimination	(10)	—
Total Formula One Group	587	381
Braves Group
Corporate and other	NA	31
Total Braves Group	NA	31
Consolidated Liberty	$2,749	2,556

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$422	387
Corporate and other	(13)	(14)
Total Liberty SiriusXM Group	409	373
Formula One Group
Formula 1	136	35
Corporate and other	(41)	(19)
Total Formula One Group	95	16
Liberty Live Group
Corporate and other	(2)	NA
Total Liberty Live Group	(2)	NA
Braves Group
Corporate and other	NA	(49)
Total Braves Group	NA	(49)
Consolidated Liberty	$502	340

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$635	625
Corporate and other	(10)	(11)
Total Liberty SiriusXM Group	625	614
Formula One Group
Formula 1	208	117
Corporate and other	(6)	(12)
Total Formula One Group	202	105
Liberty Live Group
Corporate and other	(1)	NA
Total Liberty Live Group	(1)	NA
Braves Group
Corporate and other	NA	(31)
Total Braves Group	NA	(31)
Consolidated Liberty	$826	688

Revenue.  Our consolidated revenue increased $193 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by $172 million and $18 million increases in Formula 1 and Sirius XM Holdings revenue, respectively, and revenue from QuintEvents, which was acquired in January 2024, offset by a decrease in Braves Holdings revenue due to the Split-Off in 2023 and intergroup eliminations. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Operating income (loss).  Our consolidated operating income increased $162 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily driven by $101 million and $35 million increases in Formula 1 and Sirius XM Holdings operating results, respectively, and an increase in corporate and other operating results driven by the Split-Off of Braves Holdings in 2023, partially offset by QuintEvents’ operating results, which was acquired in January 2024. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

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

We recorded $61 million and $56 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $29 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.7 years. Additionally, as of March 31, 2024, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $425 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

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

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Operating income (loss)	$502	340
Depreciation and amortization	241	260
Stock-based compensation	61	56
Impairment, restructuring and acquisition costs	22	32
Adjusted OIBDA	$826	688

Consolidated Adjusted OIBDA increased $138 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily driven by a $91 million increase in Formula 1 Adjusted OIBDA and the Split-Off of Braves Holdings in 2023. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(129)	(136)
Formula One Group	(55)	(51)
Liberty Live Group	(7)	NA
Braves Group	NA	(9)
Consolidated Liberty	$(191)	(196)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$5	(7)
Formula One Group	(3)	(2)
Liberty Live Group	(21)	NA
Braves Group	NA	(1)
Consolidated Liberty	$(19)	(10)

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$18	2
Formula One Group	48	(47)
Liberty Live Group	(69)	NA
Braves Group	NA	(1)
Consolidated Liberty	$(3)	(46)

Other, net
Liberty SiriusXM Group	$6	3
Formula One Group	15	10
Liberty Live Group	6	NA
Braves Group	NA	1
Consolidated Liberty	$27	14

	$(186)	(238)

Interest expense. Consolidated interest expense decreased $5 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. Interest expense for the Formula One Group increased primarily due to certain income tax matters. Certain debt was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023. The interest related to such debt is reflected in interest expense for the Liberty SiriusXM Group prior to the Reclassification and in interest expense for the Liberty Live Group following the Reclassification.

Share of earnings (losses) of affiliates, net.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2024		2023

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$	NA	(6)
Sirius XM Canada		5	4
Other		—	(5)
Total Liberty SiriusXM Group		5	(7)

Formula One Group
Other (a)		(3)	(2)
Total Formula One Group		(3)	(2)

Liberty Live Group
Live Nation (a)		(20)	NA
Other (a)		(1)	NA
Total Liberty Live Group		(21)	NA

Braves Group
Other		NA	(1)
Total Braves Group		NA	(1)
Consolidated Liberty		$(19)	(10)
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Debt and equity securities	$12	6
Debt measured at fair value	(54)	55
Change in fair value of bond hedges	—	(110)
Other	39	3
	$(3)	(46)

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

Contemporaneously with the issuance of $1 billion of cash convertible notes, Liberty entered into bond hedges which were expected to offset potential cash payments Liberty would be required to make in excess of the principal amount of the convertible notes. These derivatives were marked to fair value on a recurring basis. The bond hedges expired on October 15, 2023.

Other realized and unrealized gains (losses) are primarily driven by changes in the fair value of Formula 1’s interest rate swaps and realized gains (losses) on Formula 1’s interest rate swaps.

Other, net.  Other, net income increased $13 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily driven by tax related expense pursuant to a tax sharing agreement with Qurate Retail recognized during the three months ended March 31, 2023 and a decrease in losses on dilution of our investment in Live Nation, partially offset by gains on early debt extinguishment recognized during the three months ended March 31, 2023.

Income taxes.  During the three months ended March 31, 2024, we had earnings before income taxes of $316 million, and income tax expense of $71 million. During the three months ended March 31, 2023, we had earnings before income taxes of $102 million and income tax expense of $50 million. For the three months ended March 31, 2024, the Company recognized tax expense greater than the expected federal rate of 21% primarily due to the effect of state and foreign income taxes, partially offset by tax credits and incentives. During the three months ended March 31, 2023, the Company recognized tax expense greater than the expected federal rate of 21% primarily due to certain losses that are not deductible for tax purposes and the effect of state income taxes, partially offset by tax credits and incentives generated by our clean energy investments.

Net earnings.  We had net earnings of $245 million and $52 million for the three months ended March 31, 2024 and 2023, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2024, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, and dividend and interest receipts. As of March 31, 2024, Liberty had $125 million of unencumbered marketable equity securities.

Liberty does not have a debt rating.

As of March 31, 2024, Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$71
Corporate and other	64
Total Liberty SiriusXM Group	$135
Formula One Group
Formula 1	$1,016
Corporate and other	217
Total Formula One Group	$1,233
Liberty Live Group
Corporate and other	$298
Total Liberty Live Group	$298

Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash, except through dividends. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the three months ended March 31, 2024, Formula 1 distributed $150 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of March 31, 2024, Liberty had $1,075 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 7 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings and Formula 1 are in compliance with their debt covenants as of March 31, 2024.

	Three months ended
	March 31,
	2024	2023

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$264	319
Formula One Group cash provided (used) by operating activities	140	257
Liberty Live Group cash provided (used) by operating activities	(9)	NA
Braves Group cash provided (used) by operating activities	NA	85
Net cash provided (used) by operating activities	$395	661
Liberty SiriusXM Group cash provided (used) by investing activities	$(354)	(242)
Formula One Group cash provided (used) by investing activities	(296)	(159)
Liberty Live Group cash provided (used) by investing activities	—	NA
Braves Group cash provided (used) by investing activities	NA	(14)
Net cash provided (used) by investing activities	$(650)	(415)
Liberty SiriusXM Group cash provided (used) by financing activities	$(73)	(9)
Formula One Group cash provided (used) by financing activities	(11)	(249)
Liberty Live Group cash provided (used) by financing activities	2	NA
Braves Group cash provided (used) by financing activities	NA	1
Net cash provided (used) by financing activities	$(82)	(257)

Liberty’s primary uses of cash during the three months ended March 31, 2024 (excluding cash used by Sirius XM Holdings and Formula 1) were $205 million for acquisitions, net of cash acquired, and $66 million for debt repayments, which were primarily funded by cash on hand and the quarterly cash dividend from Sirius XM Holdings.

Sirius XM Holdings’ primary uses of cash were additions to property and equipment, repurchase and retirement of outstanding Sirius XM Holdings common stock, dividends paid to stockholders and debt repayments. Sirius XM Holdings’ uses of cash were funded by cash provided by operating activities and borrowings of debt. During the three months ended March 31, 2024, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $102 million, of which Liberty received $85 million. On April 24, 2024, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock payable on May 29, 2024 to stockholders of record as of the close of business on May 10, 2024.

During the three months ended March 31, 2024, Formula 1’s primary use of cash was $27 million of capital expenditures, funded by cash from operations.

The projected uses of Liberty's cash (excluding Sirius XM Holdings’ and Formula 1’s uses of cash) are primarily capital expenditures, the investment in existing or new businesses, including the acquisition of Dorna Sports, S.L., debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or dividends or distributions from operating subsidiaries. Liberty expects to receive quarterly cash dividends from Sirius XM Holdings, which are non-taxable because Liberty and Sirius XM Holdings are members of the same consolidated federal income tax group. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

The primary source of revenue for the SiriusXM business is subscription fees, with most of its customers subscribing to monthly, quarterly, semi-annual or annual plans. SiriusXM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of March 31, 2024, the SiriusXM business had approximately 33.4 million subscribers.

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

The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of March 31, 2024, Pandora had approximately 45.0 million monthly active users and 5.9 million subscribers.

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

Results of Operations

Liberty acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied acquisition accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of accounting adjustments for Liberty’s acquisition of Sirius XM Holdings in the current and prior periods. As of March 31, 2024, there is an approximate 17% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

A tax sharing agreement with Sirius XM Holdings, dated February 1, 2021, governs the allocation of consolidated and combined tax liabilities and sets forth agreements with respect to tax matters. In November 2021, Liberty and Sirius XM Holdings became members of the same consolidated tax group and Sirius XM Holdings entered into (i) an agreement with Liberty whereby Liberty agreed not to effect any merger with Sirius XM Holdings pursuant to Section 253 of the General Corporation Law of the State of Delaware (or any successor to such statute) without obtaining the prior approval of a special committee of the Sirius XM Holdings board of directors, all of whom are independent of Liberty (the “Special Committee”) (or any successor special committee of Sirius XM Holdings’ independent and disinterested directors) and (ii) an agreement regarding certain tax matters relating to the exchange.  Each of these agreements was negotiated by the Special Committee with Liberty.

Sirius XM Holdings’ operating results were as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
SiriusXM:
Subscriber revenue	$1,547	1,563
Advertising revenue	40	41
Equipment revenue	50	46
Other revenue	30	32
Total SiriusXM revenue	1,667	1,682
Pandora and Off-platform:
Subscriber revenue	133	128
Advertising revenue	362	334
Total Pandora and Off-platform revenue	495	462
Total revenue	2,162	2,144
Operating expenses (excluding stock-based compensation included below):
SiriusXM cost of services	(674)	(663)
Pandora and Off-platform cost of services	(352)	(352)
Subscriber acquisition costs	(90)	(90)
Selling, general and administrative expenses	(337)	(346)
Other operating expenses	(74)	(68)
Adjusted OIBDA	635	625
Impairment, restructuring and acquisition costs	(13)	(32)
Stock-based compensation	(45)	(45)
Depreciation and amortization	(155)	(161)
Operating income	$422	387

SiriusXM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue decreased 1% during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily driven by a reduction in self-pay revenue resulting from a decline in average subscribers and a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions, partially offset by an increase in average monthly revenue per subscriber.

SiriusXM Advertising revenue includes the sale of advertising on SiriusXM’s non-music channels. Advertising revenue decreased 2% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to lower revenue earned on entertainment channels, partially offset by higher revenue earned on sports channels.

SiriusXM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue increased 9% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by increased chipset production.

SiriusXM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 6% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by lower royalty revenue from Sirius XM Canada.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus and Pandora Premium. Pandora and Off-platform subscriber revenue increased 4% during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily driven by a rate increase on Pandora Plus, partially offset by a decline in the subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue increased 8% during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily driven by higher podcasting revenue as well as higher sell-through on the Pandora ad-supported service.

SiriusXM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties increased 1% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by higher web streaming royalty rates.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs increased 3% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by higher license fees and personnel-related costs.
●	Customer Service and Billing includes costs associated with the operation and management of SiriusXM’s internal and third party customer service centers and SiriusXM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs decreased 6% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by lower call center and personnel-related costs.
●	Other includes costs associated with the operation and maintenance of SiriusXM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SiriusXM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SiriusXM’s direct to consumer distribution channels. Other costs of services increased 19% during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by higher hosting costs associated with SiriusXM’s streaming platform, partially offset by lower equipment sales and lower shipping costs.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services were flat for the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties decreased 1% during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to lower royalty expense due to a decline in listener hours and streaming plays.
●	Programming and content includes costs to produce live listener events and promote content. Programming and content costs increased 7% during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to higher live event costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs were flat during the three months ended March 31, 2024, as compared to the corresponding period in the prior year.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs increased 13% during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by slightly higher bandwidth costs.

Subscriber acquisition costs are costs only associated with SiriusXM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For the three months ended March 31, 2024, subscriber acquisition costs were flat as compared to the corresponding period in the prior year. Lower commission and hardware subsidy rates were offset by higher hardware subsidies driven by installations, which grew due to increased production by automakers.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For the three months ended March 31, 2024, selling, general and administrative expense decreased 3%, as compared to the corresponding period in the prior year, primarily due lower personnel-related costs, partially offset by costs related to the Liberty Sirius XM Holdings Split-Off incurred during the three months ended March 31, 2024 and an increase in brand and content marketing.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SiriusXM’s radios into new vehicles manufactured by automakers. For the three months ended March 31, 2024, other operating expenses increased 9%, as compared to the corresponding period in the prior year, driven by higher personnel-related and cloud hosting costs.

Impairment, restructuring and acquisition costs include impairment charges associated with the carrying amount of an asset exceeding the asset’s fair value, restructuring expenses associated with the abandonment of certain leased office spaces, employee severance charges associated with organizational changes and acquisition costs. During the three months ended March 31, 2024, Sirius XM Holdings recorded $12 million associated with severance and other employee costs and $1 million of impairments, primarily related to terminated software projects. During the three months ended March 31, 2023, Sirius XM Holdings recorded $23 million associated with severance and other employee costs and $9 million primarily related to a vacated office space.

Stock-based compensation was flat during the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

Depreciation and amortization expense decreased 4% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to the retirement of a satellite during the three months ended March 31, 2023, partially offset by an increase in capitalized software and hardware.

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2024 World Championship calendar is scheduled to have 24 Events. The 2023 World Championship calendar was originally scheduled to have 23 Events. However, following the cancellation of the Emilia-Romagna Grand Prix at Imola due to severe flooding in the region, and confirmation that it would not be replaced in May 2023, 22 Events took place, with income and cost recognition adjusted to reflect the revised 22 Event calendar during the second quarter of 2023.

Following the acquisition of QuintEvents, Formula 1’s results include intergroup revenue that is eliminated in consolidation.

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Primary Formula 1 revenue	$463	314
Other Formula 1 revenue	90	67
Total Formula 1 revenue	553	381
Operating expenses (excluding stock-based compensation):
Cost of Formula 1 revenue	(286)	(206)
Selling, general and administrative expenses	(59)	(58)
Adjusted OIBDA	208	117
Depreciation and amortization	(72)	(82)
Operating income (loss)	$136	35

Number of Events	3	2

Primary Formula 1 revenue is derived from the commercial exploitation and development of the World Championship through a combination of race promotion fees (earned from granting the rights to host, stage and promote each Event on the World Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2, Formula 3 and F1 Academy races at their Events, technical service fees from promoters to support the origination of program footage and ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix), media rights fees (earned from licensing the right to broadcast Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights) and sponsorship fees (earned from the sale of World Championship and Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events).

Primary Formula 1 revenue increased $149 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, mostly due to the impact of one more Event taking place during the three months ended March 31, 2024, as compared to the corresponding period in the prior year. In addition, race promotion revenue increased during the three months ended March 31, 2024, as compared to the corresponding period in the prior year due to contractual increases in fees. Media rights revenue also increased during the three months ended March 31, 2024 due to the impact of the calendar variance on revenue recognition (with 3/24ths of season-based fees recognized in the current period compared to 2/23rds in the prior period), contractual increases in fees and continued growth in F1 TV subscription revenue. Sponsorship revenue also increased during the three months ended March 31, 2024 due to revenue from new sponsors and contractual increases in fees from existing sponsors.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to facilitating the shipment of cars and equipment to and from Events outside of Europe, the sale of tickets to the Formula One Paddock Club at most Events, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and the new F1 Academy series, other licensing opportunities, various television production activities and other ancillary operations. Other Formula 1 revenue increased $23 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, driven by the sale of new Formula 2 cars and associated parts at the beginning of the new Formula 2 vehicle cycle, higher hospitality and experiences income, higher licensing royalties and the impact of the additional Event during the current year period resulting in higher freight income.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Team payments	$(163)	(112)
Other costs of Formula 1 revenue	(123)	(94)
Cost of Formula 1 revenue	$(286)	(206)

Cost of Formula 1 revenue increased $80 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increases in team payments during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, were attributable to the pro rata recognition of expected increased team payments.

Other costs of Formula 1 revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. On an annual basis, the largest components of other costs of Formula 1 revenue are costs related to promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the new F1 Academy series, television production and post-production services, advertising production services and digital and social media activities. Other costs increased $29 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to the cost of supplying the new Formula 2 cars and associated parts at the start of the new vehicle cycle, higher commissions and partner servicing costs associated with increased Primary Formula 1 revenue streams and higher FIA regulatory, digital, technical, freight and travel costs related to the additional Event. Costs have also been incurred from the earlier start to the F1 Academy series in 2024 and Las Vegas Grand Prix related lease costs.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses were relatively flat during the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $10 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$1,160	7.1%	$9,910	4.2%
Formula One Group	$747	7.3%	$2,182	4.3%
Liberty Live Group	NA	NA	$1,212	2.3%

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

At March 31, 2024, the fair value of our marketable equity securities was $125 million. Had the market price of such securities been 10% lower at March 31, 2024, the aggregate value of such securities would have been approximately $13 million lower.  Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our condensed consolidated statement of operations, and had the market price of such security been 10% lower at March 31, 2024 the aggregate value of such security would have been $737 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes “Legal Proceedings” under Item 3 of Part I. Refer to note 8 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock during the three months ended March 31, 2024. As of March 31, 2024, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended March 31, 2024, 347 shares of Series A Liberty SiriusXM common stock, 693 shares of Series C Liberty SiriusXM common stock, no shares of Liberty Formula One common stock, 87 shares of Series A Liberty Live common stock and 174 shares of Series C Liberty Live common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

II-1

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
2.1

Share Purchase Agreement, dated as of March 29, 2024, by and among Liberty Media Corporation, Libertad Especia, S.L.U, Global Racing LX2 S.à.r.l., Global Racing LX1 S.à.r.l., and the other sellers named therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on April 1, 2024 (File No. 001-35707)

10.1

Shareholders’ Agreement, dated as of March 29, 2024, by and among Libertad Especia, S.L.U., Dorna Sports, S.L. and certain other equity holders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on April 1, 2024 (File No. 001-35707)

10.2	Form of Restricted Stock Unit Agreement* +
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ This document has been identified as a management contract or compensatory plan or arrangement.

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 8, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3